Form 10-Q
period 1996-03-31
PLATINUM SOFTWARE CORP
filed 1996-05-17
CIK 891178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM            TO
                                      ----------    ----------


                          COMMISSION FILE NO. 0-20740

                       ----------------------------------

                         PLATINUM SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              33-0277592
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                              195 TECHNOLOGY DRIVE
                         IRVINE, CALIFORNIA 92718-2402
               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 453-4000

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

As of April 30, 1996, there were 16,479,261 shares of common stock outstanding.

                                     INDEX



PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
      Item I - Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
               Unaudited Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . .    3
               Unaudited Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . . .    4
               Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .    5
               Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . . . . .    6
      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. .    9
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
      Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
      Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                         PLATINUM SOFTWARE CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------
                                                                   March 31,     June 30,
                                                                     1996          1995
- -----------------------------------------------------------------------------------------
ASSETS
  Current assets:
   Cash and cash equivalents                                       $  14,336     $ 26,276
   Restricted cash                                                         -          476
   Accounts receivable, net                                            8,978       14,205
   Notes receivable from divestitures, net                             1,665          957
   Inventories                                                           457          672
   Prepaid expenses and other                                          1,714        1,785
- -----------------------------------------------------------------------------------------
         Total current assets                                         27,150       44,371

  Property and equipment, net                                          9,497       11,961

  Notes receivable from divestitures, net                                  -        3,534

  Software development costs, net                                      2,423        3,000

  Acquired intangible assets, net                                      1,305        2,403

  Other assets                                                           478          564
- -----------------------------------------------------------------------------------------
                                                                   $  40,853     $ 65,833
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current portion of class action settlement                      $  16,717     $      -
   Accounts payable                                                    2,983        3,920
   Accrued expenses                                                    8,178        5,964
   Accrued restructuring costs                                         2,472        1,192
   Deferred revenue                                                    9,011        8,980
- -----------------------------------------------------------------------------------------
         Total current liabilities                                    39,361       20,056
- -----------------------------------------------------------------------------------------
  Long-term portion of class action settlement                             -       15,812
- -----------------------------------------------------------------------------------------
  Stockholders' equity:
   Preferred stock                                                    31,996       31,996
   Common stock                                                           17           13
   Additional paid-in capital                                         90,680       80,391
   Notes receivable from officers                                     (8,750)           -
   Accumulated foreign currency translation adjustments                  240          304
   Accumulated deficit                                              (112,691)     (82,739)
- -----------------------------------------------------------------------------------------
         Total stockholders' equity                                    1,492       29,965
- -----------------------------------------------------------------------------------------
                                                                   $  40,853     $ 65,833
=========================================================================================

   The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                         PLATINUM SOFTWARE CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- -----------------------------------------------------------------------------------------------
                                               Three Months Ended            Nine Months Ended
                                                    March 31,                    March 31,
                                               1996         1995             1996        1995
- -----------------------------------------------------------------------------------------------
Revenues:
  License fees                               $  3,619      $ 8,386         $ 14,596     $25,730
  Consulting and professional services          2,153        2,691            8,254       9,021
  Support services                              2,590        2,183            7,801       6,134
  Royalty income                                    -          112              505         394
- -----------------------------------------------------------------------------------------------
                                                8,362       13,372           31,156      41,279

Cost of revenues                                5,107        4,950           15,657      14,972
- -----------------------------------------------------------------------------------------------
Gross profit                                    3,255        8,422           15,499      26,307
- -----------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                           4,659        5,119           15,353      13,888
  General and administrative                    5,673          940            8,960       3,943
  Software development                          3,047        4,316           11,192      13,341
  Charge for restructuring                      4,200            -            9,800           -
- -----------------------------------------------------------------------------------------------
                                               17,579       10,375           45,305      31,172
- -----------------------------------------------------------------------------------------------
Loss from operations                          (14,324)      (1,953)         (29,806)     (4,865)

Other income (expense), net                      (186)          31             (146)        159
- -----------------------------------------------------------------------------------------------
Loss before provision for
  income taxes                                (14,510)      (1,922)         (29,952)     (4,706)

Provision for income taxes                          -            8                -          20
- -----------------------------------------------------------------------------------------------
Net loss                                     $(14,510)     $(1,930)         (29,952)    $(4,726)
===============================================================================================
Net loss per share                           $  (0.97)     $ (0.15)        $  (2.13)    $ (0.37)
===============================================================================================
Shares used in computing
  net loss per share                           14,897       12,869           14,087      12,760
===============================================================================================

   The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         PLATINUM SOFTWARE CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


- -----------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                                 1996          1995
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                    $(29,952)     $ (4,726)
   Adjustments to reconcile net loss to net
     cash used in operating activities
         Depreciation and amortization                                            4,794         4,091
         Interest accretion on notes receivable from divestitures                     -         (383)
         Interest accretion on debenture issued in connection with
           class action settlement                                                  905           613
         Charge for restructuring                                                 9,800             -
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable, net                        3,609        (1,982)
           Decrease in inventories                                                  215           241
           (Increase) decrease in prepaid expenses and other                          8           (98)
           Decrease in other assets                                                  59            48
           Increase (decrease) in accounts payable                                 (937)          196
           Increase (decrease) in accrued expenses                                1,992        (2,460)
           Decrease in accrued restructuring costs                               (2,187)       (2,097)
           Increase (decrease) in deferred revenue                                  530        (6,279)
- -----------------------------------------------------------------------------------------------------
Cash used in operating activities                                               (11,164)      (12,836)
- -----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Payments received on notes receivable from divestitures                          378         2,569
   Increase in notes receivable from divestitures                                  (411)         (399)
   Capital expenditures                                                          (2,151)       (1,752)
   Capitalized software development costs                                          (306)         (195)
- -----------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                  (2,490)          223
- -----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                          -        13,770
   Payment on class action settlement                                                 -        (1,000)
   Exercise of common stock options                                               1,033         1,154
   Issuance of common stock under the Employee Stock Purchase Plan                  269           312
   Decrease in restricted cash                                                      476             -
- -----------------------------------------------------------------------------------------------------
Cash provided by financing activities                                             1,778        14,236
- -----------------------------------------------------------------------------------------------------
Effect of exchange rate on cash                                                     (64)           17
- -----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (11,940)        1,640
Cash and cash equivalents, beginning of period                                   26,276         8,346
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $ 14,336      $  9,986
=====================================================================================================

   The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         PLATINUM SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of March 31, 1996 and June 30, 1995, the results of its operations for the three and nine month periods ended March 31, 1996 and 1995, and its cash flows for the nine month periods ended March 31, 1996 and 1995, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations.

The results of operations for the three and nine month periods ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

REVENUE RECOGNITION

Revenue is recognized from licenses of software upon contract execution, shipment of products and when the Company has performed all of its significant contractual obligations. When a software license agreement obligates the Company to provide more than one software module, all license revenue under the agreement is deferred until all modules achieve general availability and are delivered, except when the license agreement contains a specific financial remedy in the event the unavailable module is not delivered. In such instance, revenue is deferred in the amount attributable to the specific financial remedy. The Company generally does not provide any post-contract customer service or support as part of the software license fee; however, when such services are provided for in the license agreement, an appropriate portion of the license fee is deferred and amortized over the service or support period. The Company's customers may enter into maintenance agreements with the Company and such revenue is recognized ratably over the term of the agreement. Revenue from consulting services is recognized as services are provided.

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. During the quarter ended March 31, 1996, the Company issued 2,500,000 shares of restricted common stock to two officers of the Company at a price of $3.50 per share. The shares are subject to vesting provisions and a portion of the consideration for the shares included promissory notes secured by the shares. The shares of common stock issuable in connection with the repayment of the debenture which was issued in connection with the settlement of the class action securities litigation have been treated as if they were outstanding from July 26, 1995 to September 30, 1995. Due to the agreement to rescind the Company's July 26, 1995 election to repay the debenture and the reinstatement of the debenture (see "Contingencies"), the treatment for net loss per share purposes of the shares of common stock issuable in connection with the repayment of the debenture have been changed from being outstanding to common stock equivalents from October 1, 1995 to March 31, 1996. However, common stock equivalents were antidilutive for the three and nine month periods ended March 31, 1996 and 1995, and therefore excluded from the calculation of net loss per share for such periods.

FISCAL 1996 RESTRUCTURING CHARGES

During the second quarter of fiscal 1996, the Company restructured its business operations. As part of the restructuring, the Company discontinued the sale of the version of its Platinum(R) SQL Enterprise product line that runs on the Sybase/UNIX server platform. Also, the Company discontinued its direct sales force for its Platinum SQL Enterprise product line, which resulted in the termination of approximately 50 employees. As a result of this action, the Company shifted the focus of its product distribution to third-party dealers or value added resellers. The Company also expanded its field sales and corporate marketing groups in an effort to support the distribution of its products through its dealer channel. The Company terminated a total of approximately 100 employees as part of the second quarter restructuring, including approximately 50 employees in its international, administrative and development operations. During the second quarter of fiscal 1996, the Company recorded a $5.6 million charge for the restructuring. The restructuring charge included expenses related to work force reductions, severance payments, asset write downs, lease termination costs and other costs.

In February 1996, the Company had another reduction in force of approximately 40 persons. This reduction in force resulted in an additional restructuring charge of $4.2 million which was recorded in the third quarter of fiscal 1996. The third quarter restructuring charge includes expenses related to work force reductions, severance payments, lease termination costs, property and equipment write-downs, reserves related to notes receivable from divestitures and other costs.

CONTINGENCIES

On January 19, 1994, a complaint was filed against the Company and certain of its officers and directors requesting certification of a class action, alleging various violations of the Federal Securities Laws and claiming unspecified compensatory damages and related fees and costs. A first amended class action complaint was filed on April 18, 1994. On April 18, 1994, a derivative complaint was filed against the Company and certain of its officers and directors for violations of the Federal Securities Laws and breach of fiduciary duties requesting unspecified compensatory and punitive damages from the individual defendants on behalf of the Company. The Company was named as a nominal defendant in the derivative action. A second class action suit was filed on April 21, 1994, against the Company and certain of its officers. On May 23, 1994, the District Court consolidated the class action complaints and the derivative complaint into one action under the case name In Re Platinum Software Corporation Securities Litigation, Case No. SACV-94-70-AHS, in the U.S. District Court for the Central District of California. This consolidated action includes three separate actions, Tauber v. Platinum Software Corporation, Wolf v. Platinum Software Corporation, and Neomonitus v. Blackie, et al.

In June 1994, the Company agreed to settle the litigation for $17.0 million, $2.0 million in cash, of which $1.0 million was paid immediately, $1.0 million was paid in December 1994, and $15.0 million was paid by issuing a redeemable, convertible subordinated debenture in the principal amount of $15.0 million. The debenture bore interest at eight percent and was subject to mandatory redemption over a period of twenty-seven months following final court approval of the settlement as follows: $5.0 million after nine months, $5.0 million after eighteen months and $5.0 million after twenty-seven months. In lieu of redeeming the debenture at a scheduled redemption date by making a cash payment, the Company, at its option, could elect to repay the principal amount of the debenture, plus interest accrued to date, by issuing common stock, or a combination of stock and cash with the value of common stock determined at the date of conversion. On September 26, 1994, the U.S. District Court approved the settlement which became final thirty days thereafter.

On July 26, 1995, the Company elected to repay the first $5.0 million principal installment, plus accrued interest thereon by issuing shares of common stock and also elected to voluntarily repay the remaining $10.0 million principal amount of the debenture and accrued interest thereon, by issuing shares of common stock. The date fixed for the redemption was July 26, 1995. In satisfaction of the above, the Company agreed to issue a total of 1,061,251 common shares in repayment of the debenture. In determining the number of shares to be issued, the Company's common stock was valued at its average closing price as quoted on the Nasdaq National Market for twenty of thirty days preceding the tenth day prior to conversion, excluding the five highest and five lowest days.

Subsequent to July 26, 1995, the Company became engaged in discussions with the attorneys for the plaintiff class regarding rescinding the July 26, 1995 election to repay the debenture and reinstating the debenture. Effective February 28, 1996, the Company and Milberg, Weiss, Bershad, Hynes & Lerach, as escrow agent ("the Escrow Agent") entered into an agreement in which the election to repay the debenture by issuing shares of common stock was rescinded and the debenture was reinstated. The terms of the debenture remain the same except that the repayment terms were changed as follows: (i) the principal amount of $7.5 million plus accrued interest is due on or before September 20, 1996 and (ii) the remaining principal amount of $7.5 million plus all accrued interest is due on or before February 28, 1997. The Company and the Escrow Agent also agreed that the Company may not elect to accelerate a mandatory payment date on the debenture and exchange any principal amount of the debenture by issuing shares of common stock if the election to exchange or the computation period for the calculation of the number of shares to be issued in the exchange falls within the period commencing fifteen (15) days prior to the end of a fiscal quarter and ending forty-eight (48) hours following the announcement of earnings for such quarter. In addition, the method for valuing the Company's common stock for purposes of determining the number of shares to be issued in an exchange was amended so that the determination of market value shall be computed based on the average closing price during ten (10) of the twenty (20) trading days preceding the redemption, excluding the closing price on the five (5) highest and five (5) lowest days.

Since approximately April 1994, the Securities and Exchange Commission (the "SEC") has been conducting an investigation relating to the circumstances underlying the fiscal 1994 restatement of the Company's financial results and possibly other matters. On May 9, 1996, the SEC announced that the Company, without admitting or denying the SEC's findings, consented to the entry of an administrative order that it cease and desist from future violations of the books and records and internal control provisions of the Securities Exchange Act of 1934.

The Company is subject to miscellaneous legal proceedings and other threatened legal proceedings related to or arising out of the fiscal 1994 restructuring, reduction in force and the discontinuance of certain client/server applications. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net loss for the third quarter of fiscal 1996 was $14.5 million or $0.97 per share, as compared to a net loss of $1.9 million, or $0.15 per share, for the comparable quarter of fiscal 1995. Net loss for the first nine months of fiscal 1996 was $30.0 million, or $2.13 per share, as compared to a net loss of $4.7 million or $0.37 per share for the comparable period of fiscal 1995. Included in the results of operations for the three and nine month periods ended March 31, 1996 was a $5.6 million restructuring charge incurred in the second quarter of fiscal 1996 and a $4.2 million restructuring charge incurred in the third quarter of fiscal 1996. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $8.4 million and $13.4 million for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of 37% for the three months ended March 31, 1996. Revenues were approximately $31.2 million and $41.3 million for the nine months ended March 31, 1996 and 1995, respectively, representing a decrease of 25% for the nine months ended March 31, 1996. Included in revenues for the three months ended March 31, 1995, was $1.3 million of license fee revenues that were previously deferred as part of the fiscal 1994 restatement. Included in revenues for the nine months ended March 31, 1996 and 1995 were $223,000 and $7.9 million, respectively, of license fees that were previously deferred as part of the fiscal 1994 restatement. Excluding the impact of the license fee revenues deferred as part of the fiscal 1994 restatement, revenues for the current quarter decreased $3.7 million, or 31% from the comparable quarter of fiscal 1995 and revenues for the nine months ended March 31, 1996 decreased $2.4 million, or 7% from the comparable nine month period of fiscal 1995.

Total license fee revenues were $3.6 million and $8.4 million for the three months ended March 31, 1996 and 1995, respectively and $14.6 million and $25.7 million for the nine months ended March 31, 1996 and 1995, respectively. Excluding license fee revenues that were deferred as part of the fiscal 1994 restatement, total license fee revenues were $3.6 million and $7.1 million for the three months ended March 31, 1996 and 1995, respectively, and $14.4 million and $17.8 million for the nine months ended March 31, 1996 and 1995, respectively.

License fee revenues for the Company's Platinum SQL NT product line were approximately $1.4 million and $414,000 for the three months ended March 31, 1996 and 1995, respectively, and $3.1 million and $1.1 million for the nine months ended March 31, 1996 and 1995, respectively. The Company's Platinum SQL NT product line was first released in the quarter ended December 31, 1994. The Company attributes the growth in revenue from the Platinum SQL NT product in the three and nine month periods ended March 31, 1996, in significant part, to the increase in the number of authorized and trained Platinum SQL NT dealers.

License fee revenues for the Platinum-DOS and Platinum for Windows products (first released in the quarter ended June 30, 1995) products were approximately $1.5 million and $2.3 million for the three months ended March 31, 1996 and 1995, respectively, and $4.4 million and $7.1 million for the nine months ended March 31, 1996 and 1995, respectively. The decrease in revenues resulted from the unavailability of a complete Windows-based product suite. In December 1995, the Company released for general availability the Accounts Receivable and Accounts Payable modules of Platinum for Windows, thus completing the suite of core accounting software modules. The Company is scheduled to release the remaining modules of Platinum for Windows (Order Entry, Purchase Order and Inventory) during calendar year 1996. The Company has not yet achieved an increase in Platinum for Windows license fee revenues over the prior quarter principally due the unavailability of a complete suite of modules and due to the Company's poor financial performance which caused customers to curtail purchasing decisions or make purchases from other software vendors. See "Certain Factors that May Affect Future Results - Disruption of Revenues." For the remainder of fiscal 1996, the Company expects to achieve slightly increased Platinum for Windows license fee revenues. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Excluding license fee revenues that were deferred as part of the fiscal 1994 restatement, license fee revenues for the Company's Platinum SQL Enterprise product line were approximately $331,000 and $3.3 million for the three months ended March 31, 1996 and 1995, respectively, and $2.5 million and $7.0 million for the nine months ended March 31, 1996 and 1995, respectively. In October 1995, the Company discontinued the sale of the version of its

Platinum SQL Enterprise product line which runs on the Sybase/UNIX server platform because of lack of recent license revenues (see "Notes to Unaudited Condensed Consolidated Financial Statements - Fiscal 1996 Restructuring Charges"). In addition, in October 1995, the Company discontinued its direct sales force for this product. Since the end of the second quarter, the Company hired three new senior executives. See "Certain Factors That May Affect Future Results - Employees." Following an assessment of the Company's business operations, the Company decided to sell a version of its client server financial software product, Platinum SQL NT, which will run on the Sybase/UNIX server platform. In addition, the Company has decided to start selling its client server financial software product, Platinum SQL NT, through a direct sales force and has commenced rebuilding a direct sales force which is intended to be complementary to its third party dealer channel.

International license fee revenues decreased to $1.6 million for the three months ended March 31, 1996 from $3.1 million for the three months ended March
31, 1995 and decreased to $4.7 million for the nine months ended March   31,
1996 from $7.3 million for the nine months ended March 31, 1995. The decreases resulted principally from the discontinuance of the sale of the version of its Platinum SQL Enterprise product line which runs on the Sybase/UNIX server platform in international markets and the elimination of the direct sales force for the Platinum SQL Enterprise product.

Consulting and professional services revenues decreased 20% from $2.7 million for the three months ended March 31, 1995 to $2.2 million for the three months ended March 31, 1996. The decrease was primarily due to the discontinuance of the direct sales force and redeployment of consulting personnel to train and support the Company's Platinum SQL NT VAR channel. Excluding the revenues of the custom software development division, which was sold effective August 31, 1994, consulting and professional services revenues increased from $8.2 million for the nine months ended March 31, 1995 to $8.3 million for the nine months ended March 31, 1996. The increase was primarily attributable to an increase in software implementation services which resulted from consulting services sold as part of the sale of Platinum SQL Enterprise products. As a result of the rebuilding of the direct sales force, the Company expects that consulting and professional services revenues will increase in conjunction with the growth of its direct sales force. See "Certain Factors That May Affect Future Results
- - Forward Looking Statements."

Support services revenues increased 19% from revenues of $2.2 million for the three months ended March 31, 1995 to $2.6 million for the three months ended March 31, 1996 and increased 27% from revenues of $6.1 million for the nine months ended March 31, 1995 to $7.8 million for the nine months ended March 31. 1996. The increase was primarily attributable to an overall rise in the installed base of end-users.

Gross Profit

Gross profit decreased as a percentage of revenues from 63% for the three months ended March 31, 1995 to 39% for the three months ended March 31, 1996. Gross profit decreased as a percentage of revenues from 64% for the nine months ended March 31, 1995 to 50% for the nine months ended March 31, 1996. The decrease in gross profit percentage in both periods is primarily due to lower license fee revenues as a percentage of total revenues, which have higher margins than consulting and professional services and support services revenues.

Operating Expenses

Excluding the $4.2 million fiscal 1996 third quarter restructuring charge, total operating expenses increased from $10.4 million for the three months ended March 31, 1995 to $13.4 million for the three months ended March 31, 1996. Excluding the $5.6 million fiscal 1996 second quarter restructuring charge and the $4.2 million fiscal 1996 third quarter restructuring charge, total operating expenses increased from $31.1 million for the nine months ended March 31, 1995 to $35.5 million for the nine months ended March 31, 1996. The increases were due to the provision of additional reserves for accounts receivable arising from Platinum SQL NT sales to third party dealers, relocation costs associated with the hiring of new senior management executives, additional reserves provided for estimated legal settlements related to customer disputes and a write-down of property and equipment. Such increases were offset in part by cost savings achieved from the termination of approximately 100 employees during the second quarter of fiscal 1996 and 40 employees during the third quarter of fiscal 1996. Total operating expenses as a percentage of revenues (excluding the fiscal 1996 third quarter restructuring charge) were 160% and 78% for the three months ended March 31, 1996 and 1995, respectively and 114% and 76% (excluding the fiscal 1996 second and third quarter restructuring charges) for the nine months ended March 31, 1996 and 1995, respectively.

Sales and marketing expenses were approximately $4.7 million and $5.1 million for the three months ended March 31, 1996 and 1995, respectively, or approximately 56% and 38% of total revenues. Sales and marketing expenses were approximately $15.4 million and $13.9 million for the nine months ended March 31, 1996 and 1995, respectively, or approximately 49% and 34% of total revenues. The increase during the nine months ended March 31, 1996 was primarily attributable to the increase during fiscal 1995 and the first quarter of fiscal 1996 in resources necessary to support the direct sales effort for the Platinum SQL Enterprise product worldwide which was offset in part by reduced employee costs following the termination of the same direct sales force in October 1995. The decrease during the three months ended March 31, 1996 was due to the cost savings achieved from the termination of the direct sales force referenced above. The Company is in the process of re-establishing a direct sales force, and, as a result, the Company expects the dollar amount of sales and marketing expenses to increase over the next few quarters. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

General and administrative expenses were approximately $5.7 million and $940,000 for the three months ended March 31, 1996 and 1995, respectively, or approximately 68% and 7% of total revenues. General and administrative expenses were approximately $9.0 million and $3.9 million for the nine months ended March 31, 1996 and 1995, respectively, or approximately 29% and 10% of total revenues. The increases were due to the provision of additional reserves for accounts receivable arising from Platinum SQL NT sales to third party dealers, relocation costs associated with the hiring of new senior management executives, additional reserves provided for estimated legal settlements related to customer disputes and a write-down of property and equipment. Such increases were offset in part by cost savings achieved from the termination of employees during the second and third quarter restructurings.

Software development expenditures were approximately $3.0 million and $4.4 million for the three months ended March 31, 1996 and 1995, respectively, before capitalization of software costs of approximately $0 and $87,000. Software development expenditures were approximately $11.5 million and $13.5 million for the nine months ended March 31, 1996 and 1995, respectively, before capitalization of software costs of approximately $306,000 and $195,000. The decreases in the amount of software development expenses was due to personnel cuts and other cost savings in the fiscal 1996 second and third quarter restructurings. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 0% for the three months ended March 31, 1996 and 2% for the three months ended March 31, 1995. The percentage of capitalized software development costs to total software development costs was 3% for the nine months ended March 31, 1996 and 1% for the nine months ended March 31, 1995. During the nine months ended March 31, 1996, costs were capitalized for the Platinum for Windows Accounts Payable and Accounts Receivable modules and the Fixed Asset module for Platinum SQL NT, whereas for the nine months ended March 31, 1995, costs were capitalized for the Platinum for Windows General Ledger module and the Purchase Order module of Platinum SQL NT. The Company expects that gross development expenditures should decline for the fourth quarter of fiscal 1996 as compared to the prior quarter. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Fiscal 1996 Restructuring Charges

During the second quarter of fiscal 1996 the Company restructured its business operations. The restructuring included the cessation of licensing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for its Platinum SQL Enterprise product line. The Company estimates that expense savings from the second quarter 1996 restructuring, on a quarterly basis, were $2.8 million. In February 1996, the Company had another reduction in force of approximately 40 positions. This reduction in force resulted in an additional restructuring charge of $4.2 million which was recorded in the third quarter of fiscal 1996. Such charge includes expenses related to work force reductions, severance costs, lease termination costs, property and equipment write-downs, reserves related to notes receivable from divestitures and other costs. The Company estimates that expense savings from the third quarter 1996 restructuring, on a quarterly basis, to be approximately $900,000.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 1996 and 1995, was approximately ($186,000) and $31,000, respectively. For the nine months ended March 31, 1996 and 1995, other income (expense) was approximately ($146,000) and $159,000, respectively. The increases in other expense was principally due the reduced interest income earned on the Company's investments due to lower cash levels.

Provision for Income Taxes

The provision for income taxes was approximately $0 and $8,000 for the three months ended March 31, 1996 and 1995, respectively, and $0 and $20,000 for the nine months ended March 31, 1996 and 1995, respectively. The effective tax rates during these periods was approximately 0% for each period presented. The effective tax rate was lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. The Company's federal net operating loss carry forward was approximately $40,000,000 at June 30, 1995.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $14.3 million. Cash and cash equivalents decreased by approximately $11.9 million over the June 30, 1995 balance primarily due to the cash used in operations. Working capital was $24.3 million at June 30, 1995 versus a deficit of $12.2 million at March 31, 1996. This decrease is primarily due to the cash used in operations and the reinstatement on the balance sheet of the debenture issued in settlement of certain class action litigation, $16.7 million of which is classified as a current liability. See "Notes to Unaudited Condensed Consolidated Financial Statements - Contingencies."

The Company's operations used approximately $11.2 million of cash and cash equivalents in the nine months ended March 31, 1996. Included in the use of cash and cash equivalents for operations was the investment of approximately $11.5 million in software development expenditures.

As part of the sale of certain Company product lines and divisions in the fiscal 1994 restructuring, the Company received payments on notes receivable from divestitures of approximately $378,000 during the nine months ended March 31, 1996. The Company also paid approximately $975,000 in severance, lease and other costs related to the fiscal 1994 restructuring, $1,034,000 in severance, lease and other costs related to the second quarter fiscal 1996 restructuring and $178,000 in severance, lease and other costs related to the third quarter fiscal 1996 restructuring.

On July 26, 1995, the Company elected to repay the $15.0 million redeemable convertible subordinated debenture issued in connection with the settlement of class action securities litigation, including all accrued interest thereon, by issuing 1,061,251 shares of common stock. Subsequent to July 26, 1995, the Company became engaged in discussions with the attorneys for the plaintiff class regarding rescinding the July 26, 1995 election to repay the debenture and reinstating the debenture. Effective February 28, 1996, the Company entered into an agreement in which the election to repay the debenture by issuing shares of common stock was rescinded and the debenture was reinstated. See "Notes to Unaudited Condensed Consolidated Financials Statements - Contingencies."

On May 26, 1995 and September 22, 1994, the Company completed private placements of Preferred Stock totaling $18.2 million and $13.8 million, respectively. Such proceeds have been utilized to fund operations, restructuring and software development requirements and capital expenditure commitments.

Since May 1994, the Company has taken steps to significantly reduce its operating expenses, through several reductions in work force, as well as the disposition of several business units that were not within the Company's core financial software application business. From May 1994 through November 1994, the Company reduced its force by approximately 300 people, and in October 1995, the Company again reduced its force by approximately 100 people in the sales, international, development and administrative areas. In February 1996, the Company reduced its work force by approximately 40 positions. See "Notes to Unaudited Condensed Consolidated Financial Statements - Fiscal 1996 Restructuring Charges." If the Company is not successful in achieving targeted revenues, the Company may be required to take additional actions to align its operating expenses with its reduced revenues, such as further reductions in work force or closing or sale of business units.

The Company has continued to experience negative operating cash flows. The Company expects to incur additional cash expenditures related to the fiscal 1994 restructuring and the second and third quarter fiscal 1996 restructurings. Accordingly, the Company is dependent upon its ability to generate cash flow from license fees and other operating revenues, as well as the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity. The Company's cash and cash equivalents decreased from $26.3 million at June 30, 1995 to $14.3 million at March 31, 1996, principally due to the use of cash in operations. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with discontinued products and lease terminations, estimated to be approximately $344,000. In addition, there will be further cash outlays estimated at approximately $1.4 million in connection with the second quarter fiscal 1996 restructuring and approximately $671,000 in connection with the third quarter fiscal 1996 restructuring. The Company has taken steps to significantly reduce its operating expenses, through several reductions in work force, as well as the disposition of several business units that are not within the Company's core financial software application business. However, the Company has continued to experience negative cash flow from operations. If the Company is not successful in achieving targeted revenues, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force or the closing or sale of business units.

Disruption of Revenues. The negative events that have occurred at the Company since April 1994, including the fiscal 1994 restatement of the Company's financial statements for prior periods, an investigation by the SEC relating to the circumstances underlying the restatement and the securities class action lawsuit discussed in "Part II, Item 1 -- Legal Proceedings," several reductions in force, the closing of business units and poor financial performance, all have caused potential customers to curtail purchasing decisions or make purchases from other software vendors and have, accordingly, adversely impacted the Company's ability to generate revenue. Although, the Company has settled the securities class action, and raised additional equity financing, the negative effects on revenue from the negative events at the Company have continued. There can be no assurance that the difficulty in closing software licenses will not continue in the future or that authorized dealers or authorized consultants will continue to represent the Company's products and, accordingly, revenues may be significantly impacted in the future.

Fluctuations in Quarterly Operating Results. The Company's operating results can vary substantially from period-to-period. The Company's quarterly operating results fluctuate in part due to the number and timing of new product introductions and enhancements, discontinuance of product lines, the timing of product orders and shipments, recognition of deferred revenue upon the Company's completion of its contractual obligations, marketing and product development expenditures and promotional programs. A significant portion of the Company's quarterly revenues are recorded in the final month of the quarter, with a concentration of such revenues in the final 10 business days of that month. Also, the timing of the closing of direct sales in the latter part of each quarter increases the risk of quarter-to-quarter fluctuations. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. If revenues do not meet the Company's expectations in any given quarter, operating results may be adversely affected. There can be no assurance that the Company will be profitable in any quarter or at all.

Dependence on Distribution Channels. As part of the second quarter fiscal 1996 restructuring, the Company terminated its direct sales force for its Platinum SQL Enterprise product line and decided to distribute all of its products exclusively through third-party dealers and value added resellers. The Company's distribution channel includes distributors, resellers, software consultants and systems integrators, and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its Authorized Dealers or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its Authorized Dealers and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party without cause.

Since the end of the second quarter, the Company hired three new senior executives. See "Certain Factors That May Affect Future Results - Employees." Following an assessment of the Company's business operations, the Company has decided to reestablish a direct sales force for its client server financial software, Platinum SQL NT. There can be no assurance that the direct sales force will be successful in generating revenue or that it will not lead to conflicts with the Company's dealer channel.

The Company's Platinum SQL NT product was first introduced on a limited basis to the network of Authorized Dealers during the quarter ended December 31, 1994. Platinum SQL NT, a client/server financial software application designed to run exclusively on Microsoft Windows NT and Microsoft SQL server, is a more technically complex product than Platinum for Windows and Platinum-DOS and requires additional skill and training to successfully implement. The Company presently has over 70 authorized Platinum SQL NT dealers who have completed training and is actively seeking additional skilled Authorized Dealers to sell Platinum SQL NT. Delays in training Authorized Dealers or in recruiting additional skilled Authorized Dealers could adversely impact the

Company's ability to generate license revenues from its Platinum SQL NT product line. The Company is emphasizing the enhancement and training of its dealer channel with a particular focus on Platinum SQL NT dealers by using its professional services personnel to work closely with such dealers. While recruiting new Platinum SQL NT dealers, the Company has generally provided 90 day payment terms, which has resulted in the dealers placing orders of Platinum SQL NT for stock in addition to orders for immediate resale to customers. The Company ceased the policy of granting 90 day terms in the quarter ended December 31, 1995. The Company has commenced rebuilding a direct sales force which is intended to complement the Company's indirect distribution channels for the Company's Platinum SQL NT product. There can be no assurance that the Company's direct or indirect sales efforts will be successful.

Dependence on Platinum SQL Enterprise and Platinum SQL NT Product Lines. Platinum SQL Enterprise, introduced in June 1992, and Platinum SQL NT, introduced in December 1994, are relatively new integrated financial and management information software products for use on client/server computing systems. It is common for complex programs such as Platinum SQL Enterprise and Platinum SQL NT to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. The Company has been informed by customers of certain errors with respect to its Platinum SQL Enterprise and Platinum SQL NT products which the Company is addressing. The inability of the Company to correct the errors, or any significant delay in correcting the errors in Platinum SQL Enterprise and Platinum SQL NT will have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms which Platinum SQL Enterprise and Platinum SQL NT operate could impact sales of these Company products and any significant technical problems could have a material adverse effect on the Company's results of operations.

Employees. The Company recently appointed a new President and Chief Executive Officer, a new Senior Vice President of Marketing and Business Development, a new Senior Vice President of Worldwide Field Operations, a new Vice President of Sales, a new Vice President of Development and a new Vice President of Marketing. In addition, the Company reduced staff by approximately 100 in October 1995, and reduced staff by approximately 40 in February 1996. The Company's future operating results will depend on its ability to assimilate the changes in senior management and reductions in staff, and its ability to retain skilled employees.

New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products and to enhance its current products on a timely basis as well as increasing customer acceptance of its existing products. The Company has two principal product lines, Platinum for Windows (including Platinum-DOS) and Platinum SQL NT. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL NT was released in the quarter ended December 31, 1994 and the core accounting modules of Platinum for Windows were released during the quarters ended June 30, 1995 and December 31, 1995. Additional modules of Platinum for Windows are scheduled for release in calendar 1996. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing the products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

Dependence on Client/Server Environment. The Company's development tools, application products and consulting and education services are intended to help organizations build, customize or deploy solutions that operate in a client/server computing environment. The client/server market is relatively new and there can be no assurance that organizations will continue to adopt client/server environments or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server software applications and related services, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, or grows more slowly than the Company anticipates, or if the

Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations would be materially adversely affected.

Competition. The financial computer software industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products that target the same markets. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. The adverse publicity relating to the restatement of previously issued financial results has resulted in increased competitive challenges, which the Company expects will continue. In addition, adverse publicity relative to the Company's restructuring efforts, downsizing and poor financial results has resulted in further competitive challenges. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

Exposure to Rapid Technological Change. The market for the Company's financial accounting software products is characterized by rapid technological advances, changes in end-user requirements, frequent new product introductions and enhancements, and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products and products under development obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that keep pace with technological developments and emerging industry standards, respond to evolving end user requirements and achieve market acceptance. Any failure by the Company to anticipate or adequately respond to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or reduced revenues. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, operating results and financial condition would be materially adversely affected. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, operating results and financial condition.

Shares Eligible for Future Sale. As of April 30, 1996, the Company had 16,479,261 shares of common stock outstanding. There are presently 2,490,000 shares of Series B Preferred Stock and 231,598 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,490,000 and 2,315,980 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. In addition, the Company, at its option, may issue shares of common stock in repayment of the debenture it issued as part of the settlement of certain class action securities litigation filed against the Company. See "Part II, Item 1 -- Legal Proceedings." These shares will be freely tradable. Also, the Company has a substantial number of options or shares issuable to employees under employee option plans. In addition, certain third parties hold warrants to purchase an aggregate of 120,000 shares of common stock. The holders of these warrants have the right to require the Company to register the sale of the shares of common stock issuable upon exercise of the warrants. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

Forward Looking Statements. This quarterly report contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results include, without limitation, the impact of competitive products, pricing, the discovery of undetected errors or software bugs in the Company's products, subsequent changes in business strategy or plan, the ability of the Company to overcome recent negative events such as restructurings and reductions in force, and the ability of the Company to recruit and train dealers for the Platinum SQL NT product. Certain other risks and uncertainties are described under "Certain Factors That May Affect Future Results."

Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                    PART II

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

On January 19, 1994, a complaint was filed against the Company and certain of its officers and directors requesting certification of a class action, alleging various violations of the Federal Securities Laws and claiming unspecified compensatory damages and related fees and costs. A first amended class action complaint was filed on April 18, 1994. On April 18, 1994, a derivative complaint was filed against the Company and certain of its officers and directors for violations of the Federal Securities Laws and breach of fiduciary duties requesting unspecified compensatory and punitive damages from the individual defendants on behalf of the Company. The Company was named as a nominal defendant in the derivative action. A second class action suit was filed on April 21, 1994, against the Company and certain of its officers. On May 23, 1994, the District Court consolidated the class action complaints and the derivative complaint into one action under the case name In Re Platinum Software Corporation Securities Litigation, Case No. SACV-94-70-AHS, in the U.S. District Court for the Central District of California. This consolidated action includes three separate actions, Tauber v. Platinum Software Corporation, Wolf v. Platinum Software Corporation, and Neomonitus v. Blackie, et al.

In June 1994, the Company agreed to settle the litigation for $17.0 million, $2.0 million in cash, of which $1.0 million was paid immediately, $1.0 million was paid in December 1994, and $15.0 million was paid by issuing a redeemable, convertible subordinated debenture in the principal amount of $15.0 million. The debenture bore interest at eight percent and was subject to mandatory redemption over a period of twenty-seven months following final court approval of the settlement as follows: $5.0 million after nine months, $5.0 million after eighteen months and $5.0 million after twenty-seven months. In lieu of redeeming the debenture at a scheduled redemption date by making a cash payment, the Company, at its option, could elect to repay the principal amount of the debenture, plus interest accrued to date, by issuing common stock, or a combination of stock and cash with the value of common stock determined at the date of conversion. On September 26, 1994, the U.S. District Court approved the settlement which became final thirty days thereafter.

On July 26, 1995, the Company elected to repay the first $5.0 million principal installment, plus accrued interest thereon by issuing shares of common stock and also elected to voluntarily repay the remaining $10.0 million principal amount of the debenture and accrued interest thereon, by issuing shares of common stock. The date fixed for the redemption was July 26, 1995. In satisfaction of the above, the Company agreed to issue a total of 1,061,251 common shares in repayment of the debenture. In determining the number of shares to be issued, the Company's common stock was valued at its average closing price as quoted on the Nasdaq National Market for twenty of thirty days preceding the tenth day prior to conversion, excluding the five highest and five lowest days.

Subsequent to July 26, 1995, the Company became engaged in discussions with the attorneys for the plaintiff class regarding rescinding the July 26, 1995 election to repay the debenture and reinstating the debenture. Effective February 28, 1996, the Company and Milberg, Weiss, Bershad, Hynes & Lerach, as escrow agent ("the Escrow Agent") entered into an agreement in which the election to repay the debenture by issuing shares of common stock was rescinded and the debenture was reinstated. The terms of the debenture remain the same except that the repayment terms were changed as follows: (i) the principal amount of $7.5 million plus accrued interest is due on or before September 20, 1996 and (ii) the remaining principal amount of $7.5 million plus all accrued interest is due on or before February 28, 1997. The Company and the Escrow Agent also agreed that the Company may not elect to accelerate a mandatory payment date on the debenture and exchange any principal amount of the debenture by issuing shares of common stock if the election to exchange or the computation period for the calculation of the number of shares to be issued in the exchange falls within the period commencing fifteen (15) days prior to the end of a fiscal quarter and ending forty-eight (48) hours following the announcement of earnings for such quarter. In addition, the method for valuing the Company's common stock for purposes of determining the number of shares to be issued in an exchange was amended so that the determination of market value shall be computed based on the average closing price during ten (10) of the twenty (20) trading days preceding the redemption, excluding the closing price on the five (5) highest and five (5) lowest days.

Since approximately April 1994, the Securities and Exchange Commission (the "SEC") has been conducting an investigation relating to the circumstances underlying the fiscal 1994 restatement of the Company's financial results and possibly other matters. On May 9, 1996, the SEC announced that the Company, without admitting or denying the SEC's findings, consented to the entry of an administrative order that it cease and desist from future violations of the books and records and internal control provisions of the Securities Exchange Act of 1934.

The Company is subject to miscellaneous legal proceedings and other threatened legal proceedings related to or arising out of the fiscal 1994 restructuring, reduction in force and the discontinuance of certain client/server applications. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

      (a)    Exhibits

             10.33 Employment Offer letter with L. George Klaus dated February 7, 1996.

             10.34 Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.

             10.35 Employment Offer letter with William L. Pieser dated February 7, 1996.

             10.36 Restricted Stock Purchase Agreement between the Company and William L. Pieser dated as of February 7, 1996.

             10.37 Agreement between the Company and Michael J. Simmons dated February 8, 1996.

             10.38 Agreement between the Company and Carmelo J. Santoro dated February 8, 1996.

             10.39 Agreement between the Company and Bruce C. Edwards dated February 8, 1996.

             10.40 Agreement of Purchase and Sale of Assets dated as of February 29, 1996 between Strategic Advantage Software Corporation, the Company, Cypher Business Systems, Ltd. and Slatershelfco 173, Ltd. (excluding disclosure schedules).

             10.41 Agreement of Purchase and Sale of Assets dated as of September 30, 1995 between Platinum Treasury Systems, plc and the Company (excluding disclosure schedules).

      (b)    Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated February 6, 1996 to report under Item 5, Other Information, its results for the second fiscal quarter ending December 31, 1995. The Company also filed a Current Report on Form 8-K dated February 12, 1996 to report under Item 5, Other Information, the appointment of L. George Klaus as President and Chief Executive Officer. In addition, the Company filed a Current Report on Form 8-K dated March 15, 1996 to report under Item 5, Other Information, its agreement to reinstate the $15.0 million principal amount of the debenture issued in settlement of certain class action securities litigation.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLATINUM SOFTWARE CORPORATION
                                        -----------------------------
                                                (Registrant)


Date:  May 16, 1996                     /s/ Michael J. Simmons
                                        -----------------------------
                                        Michael J. Simmons
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)