Form 10-K
period 1996-06-30
PLATINUM SOFTWARE CORP
filed 1996-09-25
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    -----------------

                         COMMISSION FILE NUMBER 0-20740

                      ------------------------------------

                          PLATINUM SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       33-0277592
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                              195 TECHNOLOGY DRIVE
                          IRVINE, CALIFORNIA 92618-2402
               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 453-4000

                      ------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 TITLE OF CLASS
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                      ------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $151,517,860 (computed using the closing sales price of $10.00 per share of Common Stock on September 10, 1996 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
         There were 18,157,286 shares of the registrant's Common Stock, par value $.001 per share, outstanding on September 10, 1996.

                      ------------------------------------

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 24, 1996, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1996, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Platinum Software Corporation ("Platinum" or the "Company") designs, develops, markets and supports a broad range of integrated financial applications software products targeted for use by businesses of all sizes worldwide. The Company's software products have been designed and developed primarily for use on client/server networked systems with a focus toward financial applications software solutions. The Company has three product lines:
Platinum(R) for Windows a Windows-based powerful local area network ("LAN")-based integrated financial and management information software application and Platinum(R) SQL, a client/server financial accounting software application optimized for use with Microsoft Windows NT and the Microsoft SQL Server relational database management system which is targeted at medium-sized organizations. The Company continues to market the predecessor to the Platinum for Windows product line, the Platinum-DOS software products which include the Platinum Premier Financial Applications. The Company's products not only perform sophisticated accounting and financial functions, but can be fully integrated with an organization's information system to provide comprehensive, on-line management information system solutions. The Company's software products incorporate a significant number of internationalized features to address global market opportunities for financial and management information, including support for national languages, multiple currencies and accounting for value-added taxation. The Company also offers consulting, training and support services to supplement the use of its software products by its customers.

         The Company was incorporated in Delaware in November 1984 under the name "Platinum Holdings Corporation." In September 1992, the Company changed its name to Platinum Software Corporation. The Company has five operating subsidiaries: Platinum Software Canada, Ltd., Platinum Software (Aust.) Pty. Limited, Platinum Software (N.Z.) Limited, Platinum Software (U.K.) Limited, and Platinum Software (Ireland) Limited. Unless the context otherwise requires, references to the "Company" herein includes Platinum Software Corporation and its operating subsidiaries. The Company's headquarters and principal place of business are located at 195 Technology Drive, Irvine, California 92618-2402, and its telephone number is (714) 453-4000.

BACKGROUND

         In recent years, organizations have increasingly focused on collecting, analyzing and distributing mission-critical information as rapidly and efficiently as possible to improve productivity and to secure a competitive advantage. Historically, computing environments for large organizations were dominated by mainframes and minicomputers, which were expensive to purchase, install and maintain. Due to the centralized nature of these generally proprietary systems, access to critical data was typically limited to an organization's MIS department and was not readily available to other managers and key employees.

         In the 1980s, the advent of more powerful and less expensive personal computers ("PCs"), coupled with improvements in networking technology, led to the adoption of LANs in increasing numbers by businesses of all sizes. LANs enabled organizations to have on-line access to real-time, mission-critical data. Financial and management information software products were introduced based on open database architectures. These systems were easier to implement and modify and critical information could be accessed readily from a variety of "off-the-shelf" general business productivity applications such as spreadsheet and database programs.

         The continuing advances in both microprocessor and network technology resulted in corresponding increases in network performance, which caused LAN systems to be adopted increasingly by many medium and small organizations and departments of large organizations. For medium and small organizations, LAN-based systems continue to be effective solutions. However, in heavy processing environments with large numbers of users and tremendous amounts of data being sent across the network, bottlenecks can result that significantly reduce the performance of the LAN-based system. Consequently, the limited client/server functionality of these LAN systems can create difficulties for large organizations that combine heavy data flow requirements on an enterprise-wide basis with a large number of users. Further, LAN-based systems offer less control than centralized, host-based systems over the security and integrity of information, despite increasing access to that information and, therefore, many MIS departments have been somewhat reluctant to store sensitive, mission-critical data on LAN systems.

         Many of the limitations of LAN technology have been overcome by the development of client/server technology for storing, accessing and distributing data. The client/server model consists of PC and workstation "clients" connected on enterprise-wide networks to "servers," generally more powerful systems, such as high-performance PCs or workstations, minicomputers, reduced instruction set computer ("RISC")-based servers or mainframes. The client/server architecture is designed to partition the processing of application software between the client and the server to allow the clients to handle the user interface and local data manipulation and to allow the server to perform computing-intensive functions. This design minimizes network traffic and exploits the server's powerful processing capability. Because of this partitioning, system throughput is scaleable and can be increased by replacing the server computer with a more powerful machine. Client/server systems also offer the degree of data integrity and security that large MIS departments require, since all data access can be controlled by server-based relational database management systems ("RDBMSs") that couple the benefits of open database architectures with the benefits of centralized control offered by host-based systems.

TECHNOLOGY STRATEGY

         The Company's technology strategy is to develop leading financial software using industry standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces and networks. The Company developed its own proprietary application development tools to create its first generation of client/server products, but is increasingly exploiting standard tools as they become available. The Company's core product architecture incorporates many of the foundation technologies of client/server computing. These elements include:

         Open Relational Database Technology

         The Company utilizes open relational database technology to provide extremely flexible integrated financial and management information software. This open database orientation is based on widely accepted database managers. The Platinum for Windows product line, as well as the Platinum-DOS core set of accounting and financial applications and Platinum Premier Financial Applications, are optimized for the Pervasive, Inc. database (formerly named Btrieve). The Company's Platinum SQL product line uses both the Microsoft and Sybase SQL Server relational database management systems. The Company has developed its Platinum SQL product line using industry standard SQL language as the fundamental database access methodology. SQL provides transparent access to data regardless of database structure and storage details.

         Advanced Networking/Communications

         The Company's products are designed to operate on both LANs and wide area networks ("WANs"). The Company supports popular industry standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes. The Company's networking support offers advanced features such as: (i) concurrent access to data and to critical functions for all network users; (ii) a high degree of fault tolerance; (iii) high levels of security typically associated with host-based systems; (iv) a wide range of options for configuring different users on the network; and (v) remote processing.

         Industry Standard User Interfaces

         The Company has incorporated numerous features into its user interfaces to simplify access to and operation of its products. The Company's products generally conform to the Common User Access standard and include the ability to mirror the form of printed output on the screen. The Company's Platinum SQL and Platinum for Windows product lines incorporate the popular Microsoft Windows graphical user interfaces ("GUIs"). The Company's GUI tools include industry standard field controls, pull-down menus and tool bars that facilitate the use of the software. In addition, the Company's Platinum SQL product incorporates the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and documentation and the multiple document interface ("MDI") that results in an intuitive user interface. The Company's Platinum for Windows product was designed using the Windows 95 user interface standards, incorporating a document centric interface, the use of the single document interface, tabs oriented forms and wizards for application set up and configuration.

         Powerful Application Development Tools

         The Company provides comprehensive application development and customization tools for its Platinum for Windows and Platinum SQL product lines. Platinum for Windows was developed using industry standard development tools such as Visual Basic and utilizes the industry standard Btrieve database engine. As a result, a series of reusable objects have been created. By exposing certain aspects of the objects, users have the ability to modify and extend the system without losing a consistent user interface. Platinum for Windows also includes template definition for easier document entry and wizards which make it easier for a user to set up the software or define users or groups. In a future version of a software developers kit for Platinum for Windows, scheduled for release in the fourth quarter of calendar 1996, the product will have additional customization capabilities, such as the ability to add and remove fields, change field attributes and add and change menus as well as add new screens.

         The Company also has developed an extensive tool kit for its Platinum SQL product line. The core tools for the Platinum SQL product line deliver a complete client/server development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. The intuitive visual interface of the forms designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and Object Linking and Embedding ("OLE") version 2.0 automation enable all Platinum SQL applications to exchange data and integrate with external OLE applications. The Platinum SQL tools also contain additional advanced capabilities such as imaging integration and the ability to integrate with multi-dimensional databases. In Version 3.3 of Platinum SQL, presently scheduled for release in the fourth quarter of calendar 1996, the Company will introduce a software developers kit for Platinum SQL which will enable customers and authorized resellers to build comprehensive software solutions that augment the standard product. The software developers kit will include technical reference guides and diagrams, an OLE integration kit and certain report script source code.

         Client/Server Technology

         In order to fully exploit the capabilities of the client/server model of computing, the Company has optimized its Platinum SQL product line for the Microsoft SQL Server database. The Company also sells a version of Platinum SQL that runs on the Sybase SQL Server database. All major data manipulation functions are implemented in the native language of both of the database servers, Transact SQL, and thereby are executed as "stored procedures" that are processed solely on the server. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches, provides scaleable high performance, and provides inherent portability of the RDBMS to a large number of server, hardware and operating system platforms without code change or conversion.

PRODUCTS

         The Company designs, develops, markets and supports a broad range of integrated financial applications software products that provide organizations with technically advanced business solutions. The Company's two primary software product lines are Platinum for Windows and Platinum SQL. In addition, the Company sells and supports its Platinum-DOS software products which include its Platinum Premier Financial Applications. During 1996, the Company discontinued the marketing of its Platinum(R) SQL Enterprise product (formerly named SeQueL to Platinum(R)). The Company, however, continues to provide support for the installed base of this product line. The Company also develops and markets a variety of related applications software products that enable users to customize the Company's software products and to integrate these software products with general productivity applications software.

         Platinum for Windows and Platinum-DOS

         Platinum for Windows is a Windows-based client/server financial accounting software package for smaller businesses whose corporate computing environment consists of LANs comprised of personal computers. Platinum for Windows is the next generation of the Company's Platinum-DOS-based and Platinum Premier Financial Applications accounting applications. First introduced in June 1995, Platinum for Windows includes a Windows-based client which was designed around the interface standards of Microsoft Windows 95 to handle all user interaction and data maintenance. The Windows-based client interacts with an application server which runs postings, reports and utilities. Both the client and the server communicate with the LAN-based Btrieve database.

Since no database conversions are required to upgrade from the Platinum-DOS-based product to Platinum for Windows, Platinum for Windows may be implemented on a user-by-user basis as MS-DOS machines are upgraded by the customer.

         The following modules of Platinum for Windows are presently generally available: Premier Ledger with Platinum FRx, Premier Consolidations, Premier Currency Translation, Premier Inter-Company Processing, Foreign Currency Manager, System Manager, General Ledger, Bank Book, Accounts Receivable, Accounts Payable and Purchase Order. The Order Entry and Inventory modules are scheduled for general release in December 1996. See "Certain Considerations - Forward Looking Statements."

         In addition, the Company continues to sell and support its Platinum-DOS-based integrated financial software applications. First introduced in June 1985, the core Platinum-DOS-based accounting modules include General Ledger, Accounts Receivable, Accounts Payable, Inventory, Order Entry and Consolidations. In addition, the Company offers Platinum Premier Financial Applications, which are extensions of the core Platinum-DOS-based modules and are designed to meet the sophisticated financial reporting requirements of a larger customer. The Platinum Premier Financial Applications modules operate in conjunction with other Platinum-DOS and Windows-based modules and provide downsizing and rightsizing opportunities to larger organizations whose previous barriers were not the performance or capacity of LAN-based systems but lack of advanced feature sets available from a LAN-based program.

         Revenues attributable to licenses of the DOS-based Platinum applications, including the Platinum Premier Financial Applications, were $15,188,000, $8,940,000 and $6,075,000, exclusive of revenues attributable to its Platinum Advanced Manufacturing System software application (which was sold effective October 31, 1994) and license fee revenues that were deferred as part of the fiscal 1994 restatement, or 28%, 16% and 15% of the Company's total revenues in fiscal years 1994, 1995 and 1996, respectively. Certain limited modules of Platinum for Windows began shipping in June 1995 and generated $203,000 of revenue in fiscal 1995 and $2,295,000 in fiscal 1996.

         Platinum SQL

         Platinum SQL (for Windows NT or for UNIX), a client/server financial accounting software application is targeted at medium-sized companies desiring the power and sophistication of high-end client/server applications but desiring an easier and more standard product implementation. Although the product is optimized for use with Microsoft Windows NT and Microsoft SQL Server, it also runs on the Sybase SQL Server database. Platinum SQL minimizes the complexities of client/server installation by providing the user with installation wizards which actually configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, Platinum SQL was designed for the Microsoft Windows NT server platform and runs on Windows 3.x, Windows for Workgroups, Windows NT and Windows 95 client platforms. Platinum SQL is integrated with the Microsoft Office Professional suite of software products and supports Microsoft OLE, version 2.0, which enables customers to integrate not only other Microsoft products but any OLE 2.0-compliant application. In addition, Platinum SQL is a 32-bit server application that takes full advantage of the Microsoft SQL server for Windows NT.

         The following modules of Platinum SQL are currently generally available: General Ledger with Platinum FRx and System Manager, Multi-Currency Manager, Accounts Receivable, Accounts Payable, Tools, Inventory Control, Cash Management, Order Entry, Publisher, Purchase Order and Asset Management. Version
3.3 of Platinum SQL is scheduled for general release in the fourth calendar quarter of 1996. See "Certain Considerations Forward Looking Statements." Version 3.3 will include significant enhancements to the Purchase Order, Order Entry and Inventory modules, which are aimed at improving performance, concurrency, streamlining the order entry and shipment process, and the purchase order matching process. In addition, included in version 3.3 is a new application, Advanced Allocations, which extends the capabilities of standard reallocation processing, and a software developers kit, which enables customers and resellers to build comprehensive software solutions that augment the standard products.

         License fees for Platinum SQL vary depending upon the number of concurrent users and platform. Revenues attributable to licenses of Platinum SQL, which first began shipping in December 1994 were $3,202,000 and $7,902,000, or 6% and 19%, of the Company's total revenues in fiscal year 1995 and 1996, respectively.

         Other Products

         The Company also offers a line of integration kits and database products that support its Platinum for Windows and Platinum-DOS-based line of software products and licenses these products to its Authorized Dealers, distributors, Authorized Consultants and end-users. The Company also serves as an OEM vendor for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies.

         Platinum SQL Enterprise

         Platinum SQL Enterprise, formerly named SeQueL to Platinum, an integrated financial and management information software application based on the Microsoft and Sybase SQL Server databases for use on client/server systems, was discontinued during fiscal 1996, although the Company continues to provide maintenance and support for the installed base for this product. Revenues attributable to licenses of Platinum SQL Enterprise (excluding license fee revenues that were deferred as part of the fiscal 1994 restatement and subsequently recognized) were approximately $9,298,000, $11,116,000 and $2,650,000, or 17%, 20% and 7% of total revenues, in fiscal years 1994, 1995 and 1996, respectively.

PROFESSIONAL SERVICES

         The Company's professional services division, formed in July 1992, provides consulting services to customers in the design and implementation of the Company's software products, as well as education, training and other services. In fiscal 1994, the division also provided custom modifications and created applications which interfaced with the Company's software products. In August 1994, the Company sold the assets related to its custom software development operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1994 Restructuring Charge." The professional services division functions in domestic and international markets and primarily focuses on larger corporate accounts. Professional services are generally provided on a time and materials basis. Excluding the revenues from the custom software development division, revenues from professional services were approximately $8,375,000, $10,736,000 and $9,949,000, or 16%, 19% and 25%
of total revenues, in fiscal years 1994, 1995 and 1996, respectively.

         During the first nine months of fiscal 1996, the professional services division was very involved in the training of Company's dealers and distributors in selling and supporting the Platinum SQL product. Professional services staff provided formal training to distributors and dealers and worked with them on the job to transfer expertise gained in Platinum SQL Enterprise and Platinum SQL NT implementations over the last three years. During fiscal 1997, the professional services division will focus more of its efforts in providing consulting and implementation services to customers. The Company believes that its provision of professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers and stimulates demand for the Company's products.

MARKETING, SALES AND DISTRIBUTION

         The Company sells its products and services directly and through a network of Value Added Resellers ("VARs"), dealers, systems integrators, distributors and software consultants who generally market the Company's products on a nonexclusive basis. The Company's products are sold to and used by a broad customer base, including businesses, government bodies, educational institutions and other users. The Company sells its Platinum for Windows, Platinum DOS, and Platinum SQL products through third-party dealers or distributors. In October 1995, the Company discontinued its direct sales force for its Platinum SQL Enterprise product. Later in fiscal 1996, the Company hired three new senior executives, and following an assessment of the Company's business operations, the Company decided to start selling the Platinum SQL product through a direct sales force as well as through a network of VARs. The Company, in the fourth quarter of fiscal 1996, commenced development of this direct sales force to supplement the efforts of the third party dealers and distributors. The Company's field sales organization is divided into geographic regions: United States, divided into Northeast, Southeast, Central and West, Canada, United Kingdom/Europe/Middle East/Africa, Australia/New Zealand and other international countries.

         The Company's network of Authorized Dealers and Authorized Consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company's products before being "authorized" by the Company to sell its products. The Company's Authorized Dealers include consulting groups, VARs and system integrators, the majority of whom provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products but professional firms who offer implementation services and product support to end-users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts. The Company permits Authorized Dealers and distributors to return Platinum-DOS and Platinum for Windows products that were returned by the end-user customers, within 30 days of purchase, upon payment of a restocking fee, provided such products remain in their original packages, excluding product upgrades and demonstration software.

         To support the Company's network of Authorized Dealers and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with their growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

         In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established or acquired subsidiaries in the United Kingdom, Australia, New Zealand and Canada to further such sales and marketing efforts. The Company sells its products in Europe, including Russia, Latin and South America, Africa, Asia and the Middle East principally through third-party distributors and dealers. The Company's international revenues were approximately $15,062,000, $17,857,000 and $14,079,000, or 28%, 32% and 35% of
total revenues, in fiscal years 1994, 1995 and 1996, respectively. See "Note 10 of Notes to Consolidated Financial Statements."

         The Company currently has sales offices located in the metropolitan areas of Atlanta; Boston; Chicago; Dallas; Orange County, California; New York; San Francisco; Toronto, Canada; Auckland, New Zealand; London, England; Sydney and Melbourne, Australia and Hong Kong.

         Products are generally shipped as orders are received or within 30 days thereof and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

         Since inception, the Company has made substantial investments in product development, which is evidenced by the following product releases: the 1985 release of a LAN-based client/server accounting package that offered a high degree of multi-user concurrency; the 1988 release of an accounting package written for OS/2; the 1990 release of a LAN-based software package that provided comprehensive support for international accounting requirements; the 1991 release of a Windows graphical accounting system that offered Windows MDI support; the 1992 release of a graphical, SQL server-based integrated financial and management information software product line; the 1994 release of a client/server accounting application designed to run on Windows NT and the Microsoft SQL server RDBMS; and the 1995 release of a Windows and LAN-based accounting software package. During fiscal years 1994, 1995 and 1996, software development expenses before capitalization were approximately $24,205,000, $17,916,000 and $13,774,000, respectively.

         The Company plans to continue to address the needs of users of integrated financial and management information software by continuing to develop high quality software products that feature advanced technologies. The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, operating systems, user interfaces and networks. In particular, the Company believes that it has been an industry leader in designing and developing products for operation on LANs and has been a pioneer in the use of GUIs with integrated financial and management information software. Since inception, the Company has pursued object-oriented methodologies that simplify the development, maintenance and third-party customization of its products. Accordingly, the Company's tools offer a high degree of configurability for its products.

         The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop additional modules of its Platinum for Windows and Platinum SQL product lines, (ii) develop enhancements, including additional functions and features, for its Platinum for Windows and Platinum SQL product lines, and (iii) provide software products that satisfy the Company's high standards of quality.

         The computer software industry is characterized by rapid technological advances and changes in customer requirements. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company's results of operations.

         The Company's future business is dependent in large part on the development of additional modules for its Platinum for Windows product and enhancements to its Platinum SQL product. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

         The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its World Wide Web site. Telephone support is available five days a week during normal business hours on a nearly worldwide basis, collectively from the Company's three support centers in Dublin, Ireland, Sydney, Australia and Irvine, California. The Company also believes that customer satisfaction should be maintained by ensuring that its Authorized Dealers, Distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end-users. The Company offers comprehensive training, telephone consultation and product support for its Authorized Dealers, distributors and Authorized Consultants. Training courses are held in major cities worldwide.

         The Company offers its Platinum for Windows and Platinum-DOS customers several software maintenance options, for varying annual fees. The Company's software maintenance programs are the sole avenue for product updates and technical support. The annual maintenance fee for the Platinum SQL product is 18% of the then current list price. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period.

         The Company provides a three month performance warranty for its Platinum SQL product. In addition, the Company provides a three month warranty for the media on which its Platinum for Windows and Platinum-DOS are licensed.

COMPETITION

         The financial accounting computer software industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products that target the same markets. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

         The Company believes that it competes in two different market segments in the client/server financial accounting software market. These two segments are the middle market segment and the LAN-based segment. Although the Company does not target customers in the enterprise market segment, which it defines as large organizations desiring enterprise wide solutions, and is characterized by high transaction volumes and software flexibility to customize applications, it encounters competitors from this market segment.

         In the middle market, which the Company defines as being comprised of customers ranging in revenue size from $50 million to $500 million, customers desire proven client/server software solutions that are easy to install, manage and use, yet are flexible enough to address the challenges of a specific organization. In addition, customers in this market segment require strong price-performance metrics. This market segment is relatively new, and as a result, the competitive landscape is still forming. The Company believes its principal competitors include Lawson Corporation, JD Edwards, Oracle Corporation, Solomon Software, Great Plains Software, SQL Financials, Peoplesoft, Inc., Dunn & Bradstreet Software Services, Inc., Baan and SAP. Some of these companies are major participants in the enterprise market segment who are presently selling an existing enterprise segment product in the middle market segment, while others are in the process of developing a client/server product to address the middle market requirements. The Company has addressed the requirements of customers in this market with its Platinum SQL product, a version of which has been optimized for use with Microsoft Windows NT and the Microsoft SQL Server RDBMS. The Company believes that this product competes favorably against its competitors with respect to the foregoing competitive factors.

         In the LAN-based market, the Company competes with Great Plains Software, Macola, Inc., Solomon Software and State of The Art, Inc., in North America, and Scala and Systems Union, Ltd. outside of North America. Products in this market are principally sold through VARs and solution-oriented computer retail stores with the purchasing decision often influenced by accounting professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based version, price and quality. The Company believes it competes favorably with respect to all of these factors.

PRODUCTION

         The principal materials and components used in the Company's software products include computer media, including disks and CD-ROMs, and user manuals. For each product, the Company prepares a master software disk or CD-ROM, user manuals, which may be in printed form or distributed on a CD-ROM, and packaging. Substantially all of the Company's disk and CD-ROM duplication is performed by third-party vendors, using disks and blank CD-ROMs acquired from various sources. Outside sources print the Company's packaging and related materials to the Company's specifications. A portion of the completed packages are assembled by third-party vendors. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

INTELLECTUAL PROPERTY

         The Company regards its software as proprietary, in that title to and ownership of the software generally exclusively resides with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. Like many software firms, the Company presently has no patents. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support.

         The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of a software for the organization's internal business purposes. The Company licenses its Platinum for Windows, Platinum-DOS and Platinum SQL (those sold through dealers and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third-parties.

         As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software programs will increasingly become subject to infringement claims. There can be no assurance that third-parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or will result in costly litigation. The Company is not aware of any infringement actions or claims.

EMPLOYEES

         As of June 30, 1996, the Company had 333 full-time employees, including 75 in product development, 59 in support services, 53 in professional services, 67 in sales, 26 in marketing and 53 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RESTRUCTURINGS

         In May 1994, the Company announced a restructuring of its business operations and a new organizational structure. Also in May 1994, the Company announced a new strategy for distributing its products outside of North America and the United Kingdom. This strategy involved the creation of independent organizations to market its products under the Platinum name, in which the Company would maintain a minority ownership as well as the entering into of distributorship arrangements with third parties. The Company also announced a renewed emphasis on core financial software applications and an intention to divest certain of its non-financial, non-core software applications.

         Between May 1994 and March 1996, the Company divested certain areas of its non-core financial software business. Effective June 30, 1994, the Company sold the assets relating to its Latin American operations to a newly formed company in which Platinum retained a minority ownership interest. As part of this transaction, Platinum entered into an exclusive distribution agreement regarding the sale of its software products in Latin America by the new company. Also, effective June 30, 1994, the Company sold its EDI product line and its SeQueL Cost Management product, and the assets related to such products, to third-parties. The Company retained the right to distribute such products to its customers. In addition, the Company sold the assets related to its business forms division, operated through the Company's subsidiary, Altec Products, Inc., to a third-party. The Company entered into a marketing agreement with the purchaser of Altec Products, Inc. under which the purchaser was granted exclusive rights to distribute business forms for use with the Company's software products. In July 1994, the Company transferred an interest in its FRx financial report writer software product to a newly formed company, in which Platinum retained a minority interest. The Company retained the right to develop and market the FRx product as part of its product line. Effective August 31, 1994, Platinum sold the assets related to its custom software development business to Perot Systems Corporation ("Perot"). In this transaction, Platinum entered into a joint marketing and distribution agreement with Perot in which Perot became the preferred provider of custom development services for the Company's Platinum SQL Enterprise product line in the United States, Canada and the United Kingdom. This arrangement with Perot subsequently has been terminated. In November 1994, Platinum sold its Platinum Advanced Manufacturing System software and related manufacturing software applications to a third-party. Platinum retained limited distribution rights to the Platinum Advanced Manufacturing System software. In March 1995, Platinum sold its Access to Platinum product line to a third-party. Effective September 30, 1995, the Company sold its treasury management software product to a third party. In addition, effective February 29, 1996, the Company sold its SeQueL distribution product to a third party.

         In October 1994, the Company closed its operations related to its client/server sales force and contact management software product. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1994 Restructuring Charge."

         During the second quarter of fiscal 1996, the Company restructured its business operations with the intent to reduce operating expenses and minimize the usage of cash. As part of the restructuring, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform. Also, the Company discontinued its direct sales force for its Platinum SQL Enterprise product line, which resulted in the termination of approximately 50 employees. As a result of this action, the Company shifted the focus of its product distribution to third-party dealers or VARs. In the fourth quarter of fiscal 1996, the Company commenced development of a direct sales force for its Platinum SQL product and also commenced selling a version of its Platinum SQL product that runs on the Sybase/UNIX platform. See "Marketing, Sales and Distribution." The Company also expanded its field sales and corporate marketing groups in an effort to support the distribution of its products through its dealer channel. The Company terminated a total of approximately 100 employees as part of the second quarter restructuring, including approximately 50 employees in its international, administrative and development operations. During the second quarter of fiscal 1996, the Company recorded a $3.3 million charge for the restructuring. The restructuring charge included expenses related to work force reductions, severance payments, asset write downs, lease termination costs and other costs.

         In February 1996, the Company underwent another reduction in force of approximately 40 persons with the intent again to reduce operating expenses and minimize the usage of cash. This reduction in force resulted in an additional restructuring charge of $2.3 million, which was recorded in the third quarter of fiscal 1996. The third quarter restructuring charge included expenses related to work force reductions, severance payments, lease termination costs, property and equipment write-downs and other costs.

CERTAIN CONSIDERATIONS

         Liquidity. The Company's cash and cash equivalents decreased from $21.3 million at June 30, 1995 to $5.4 million at June 30, 1996, principally due to the use of cash in operations and the purchase of short-term investments. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with discontinued products and lease terminations, estimated to be approximately $173,000. In addition, there will be further cash outlays estimated at approximately $1.2 million in connection with the second quarter fiscal 1996 restructuring and approximately $503,000 in connection with the third quarter fiscal 1996 restructuring. The Company has taken steps to significantly reduce its operating expenses, through the reductions in work force, as well as the disposition of several business units that were not within the Company's core financial software application business. The Company has experienced negative cash flow from operations for the first nine months of fiscal 1996 and positive cash flow from operations during the fourth quarter of fiscal 1996. The Company expects to be cash flow positive from operations commencing the second quarter of fiscal 1997. See "Certain Considerations -- Forward Looking Statements." If the Company is not successful in achieving targeted revenues or positive cash flow, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force or the closing or sale of additional business units.

         Disruption of Revenues. The negative events that have occurred at the Company since April 1994, including the fiscal 1994 restatement of the Company's financial statements for prior periods, an investigation by the SEC relating to the circumstances underlying the restatement, the securities class action lawsuit discussed in "Part I, Item 3 -- Legal Proceedings," several reductions in force, the closing of business units and poor financial performance, have caused potential customers to curtail or delay purchasing decisions or make purchases from other software vendors and have, accordingly, adversely impacted the Company's ability to generate revenue. Although, the Company has settled the securities class action, raised additional equity financing, and the SEC investigation has concluded, the negative effects on revenue from the negative events at the Company have continued. There can be no assurance that the difficulty in closing software licenses will not continue in the future or that Authorized Dealers or Authorized Consultants will continue to represent the Company's products and, accordingly, revenues may be significantly impacted in the future.

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

         Dependence on Distribution Channels. As part of the second quarter fiscal 1996 restructuring, the Company terminated its direct sales force for its Platinum SQL Enterprise product line and decided to distribute all of its products exclusively through third-party dealers and VARs. The Company's distribution channel includes distributors, resellers, software consultants and systems integrators, and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its Authorized Dealers or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its Authorized Dealers and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

         Since the end of the second quarter, the Company hired three new senior executives. See "Employees." Following an assessment of the Company's business operations, the Company decided to reestablish a direct sales force for its middle market client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will be successful in generating revenue or that it will not lead to conflicts with the Company's dealer channel.

         The Company's Platinum SQL product (formerly named Platinum SQL NT) was first introduced on a limited basis to the network of Authorized Dealers during the quarter ended December 31, 1994. Platinum SQL, a client/server financial software application designed to run on Microsoft Windows NT and Microsoft SQL server, is a more technically complex product than Platinum for Windows and Platinum-DOS and requires additional skill and training to successfully implement. The Company presently has over 70 authorized Platinum SQL dealers who have completed training and is actively seeking additional skilled Authorized Dealers to sell Platinum SQL. Delays in training Authorized Dealers or recruiting additional skilled Authorized Dealers could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line. The Company is emphasizing the enhancement and training of its dealer channel with a particular focus on Platinum SQL dealers. In the fourth quarter of fiscal 1996, the Company commenced rebuilding a direct sales force which is intended to complement the Company's indirect distribution channels for the Company's Platinum SQL products. There can be no assurance that the Company's direct or indirect sales efforts will be successful.

         Dependence on Platinum SQL Product Line. Platinum SQL, which is a successor product to Platinum SQL Enterprise which was first introduced in June 1992, and to Platinum SQL NT, which was first introduced in December 1994, is a relatively new integrated financial and management information software product for use on client/server computing systems. It is common for complex programs such as Platinum SQL to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. The Company has been informed by customers of certain errors with respect to its Platinum SQL product which the Company is addressing. The inability of the Company to correct the errors, or any significant delay in correcting the errors in Platinum SQL, will have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operate could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

         Employees. In the second half of fiscal 1996, the Company appointed three new senior officers, a new President and Chief Executive Officer, a new Senior Vice President of Marketing and Business Development and a new Senior Vice President of Worldwide Field Operations. In addition, the Company reduced staff by approximately 100 in October 1995, and reduced staff by approximately 40 in February 1996. The Company's future operating results will depend on its ability to assimilate the changes in senior management and reductions in staff, and its ability to retain skilled employees.

         New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has two principal product lines, Platinum for Windows (including Platinum-DOS) and Platinum SQL. The Company continues to provide maintenance and support services for its

Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and some of the core accounting modules of Platinum for Windows were released during the quarters ended June 30, 1995 and December 31, 1995. Additional modules of Platinum for Windows are scheduled for release in calendar 1996. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

         Dependence on Client/Server Environment. The Company's development tools, application products and consulting and education services are intended to help organizations build, customize or deploy solutions that operate in a client/server computing environment. The client/server market is relatively new, and there can be no assurance that organizations will continue to adopt client/server environments or that customers of the Company that have begun the migration to a client/server environment will broadly implement this model of computing. The Company's future financial performance will depend in large part on continued growth in the market for client/server software applications and related services, which in turn will depend in part on the growth in the number of organizations implementing client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, or grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations would be materially adversely affected.

         Competition. The financial computer software industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products that target the same markets. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. The adverse publicity relating to the restatement of previously issued financial results has resulted in increased competitive challenges, which the Company expects will continue. In addition, adverse publicity relative to the Company's restructuring efforts, downsizing and poor financial results has resulted in further competitive challenges. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's financial condition and results of operations.

         Exposure to Rapid Technological Change. The market for the Company's financial accounting software products is characterized by rapid technological advances, changes in end-user requirements, frequent new product introductions and enhancements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products under development obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that keep pace with technological developments and emerging industry standards, respond to evolving end user requirements and achieve market acceptance. Any failure by the Company to anticipate or adequately respond to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or reduced revenues. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, operating results and financial condition would be materially adversely affected. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Shares Eligible for Future Sale. As of September 10, 1996, the Company had 18,157,286 shares of common stock outstanding. There are presently 2,490,000 shares of Series B Preferred Stock and 231,598 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,490,000 and 2,315,980 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option plans. In addition, certain third parties hold warrants to purchase an aggregate of 105,000 shares of common stock. The holders of these warrants have the right to require the Company to register the sale of the shares of common stock issuable upon exercise of the warrants. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

          Possible Volatility of Stock Prices. The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or factors may have a significant impact on the market price of the Company's Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of the Company's Common Stock.

         Forward Looking Statements. This annual report contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of the forward looking statements with respect to revenues, expenses, operating results and software delivery schedules include, without limitation, the impact of competitive products, pricing, the discovery of undetected errors or software bugs in the Company's products, subsequent changes in business strategy or plan, the ability of the Company to overcome recent negative events such as restructurings and reductions in force, the ability of the Company to recruit and train dealers for the Platinum SQL product and the ability of the Company to develop a direct sales force for the Platinum SQL product.

         Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2.  PROPERTIES

         The Company leases approximately 95,000 square feet of office space in Irvine, California. The leases for the space expire in April 1999. The Company leases additional facilities and offices, including locations in San Bruno, California; Oakbrook, Illinois; Newton, Massachusetts; Teaneck, New Jersey; Dallas, Texas; Atlanta, Georgia; Melbourne and Sydney, Australia; Mississauga, Canada; Berkshire, England; Dublin, Ireland; Auckland, New Zealand; and Wan Chai, Hong Kong. The Company believes that its present facilities are sufficient to accommodate its near-term facilities requirements. The Company continues to evaluate new sales opportunities on an ongoing basis which may result in the leasing of additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

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

         On July 26, 1995, the Company elected to repay the first $5.0 million principal installment, plus accrued interest thereon by issuing shares of common stock and also elected to voluntarily repay the remaining $10.0 million principal amount of the debenture and accrued interest thereon, by issuing shares of common stock. The date fixed for the redemption was July 26, 1995. Subsequent to July 26, 1995, the Company became engaged in discussions with the attorneys for the plaintiff class regarding rescinding the July 26, 1995 election to repay the debenture and reinstating the debenture. Effective February 28, 1996, the Company and Milberg, Weiss, Bershad, Hynes & Lerach, as escrow agent ("the Escrow Agent") entered into an agreement in which the election to repay the debenture by issuing shares of common stock was rescinded and the debenture was reinstated. The terms of the debenture remained the same except that the repayment terms were changed as follows: (i) the principal amount of $7.5 million plus accrued interest is due on or before September 20, 1996 and (ii) the remaining principal amount of $7.5 million plus all accrued interest is due on or before February 28, 1997.

         On June 10, 1996, the Company elected to repay the first $7.5 million principal installment, plus accrued interest thereon by issuing shares of common stock and also elected to voluntarily repay the remaining $7.5 million principal amount of the debenture and accrued interest thereon, by issuing shares of common stock. The date fixed for the redemption was June 10, 1996. In satisfaction of the above, the Company issued a total of 1,528,988 common shares in repayment of the debenture. In determining the number of shares to be issued, the Company's common stock was valued at its average closing price as quoted on the Nasdaq National Market for ten of the twenty days preceding one day prior to conversion, excluding the closing price on the five highest and five lowest days.

         In May 1994, the Company restated its previously issued financial results for the quarter and fiscal year ended June 30, 1992, all of the quarters of fiscal 1993 and the first two quarters of fiscal 1994. Beginning in April 1994, the Securities and Exchange Commission (the "SEC") conducted an investigation relating to the circumstances underlying the restatement of the Company's financial results and possibly other matters. On May 9, 1996, the SEC commenced an administrative proceeding against the Company and certain former officers of the Company under Section 21C of the Securities and Exchange Act of 1934 ("Exchange Act"). In the order instituting the public proceedings the SEC found that the Company violated Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder by disseminating to the public and filing with the SEC an Annual Report on Form 10-K for the year ended June 30, 1993 and Quarterly Reports on Form 10-Q for the third quarter of fiscal 1993 and the first and second quarter of fiscal 1994, that contained materially false and misleading financial statements, including overstated revenue and net income. Also, the SEC found that the Company violated Section 13 (b)(2)(B) of the Exchange Act in that management of the Company did not devise a sufficient system of internal accounting controls or adequately enforce the control procedures that were in place. In addition, the SEC found that the former officers caused violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder as well as Section 13(b)(5) of the Exchange Act and Rule 13b2-1 thereunder. The Company, without admitting or denying the SEC's findings, consented to the entry of an administrative order in which it agreed that it would cease and desist from committing or causing any violation, and committing or causing any future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. Also, the former officers, without admitting or denying the SEC's findings, consented to the entry of an administrative order in which they agreed that they would cease and desist from committing or causing any violation, and committing or causing any future violation of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13b2-1 promulgated thereunder.

         The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings related to or arising out of the fiscal 1994 restructuring, reductions in force and the discontinuance of certain client/server applications. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1996.


                                     PART II

ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

         The Company's Common Stock is traded on the over-the-counter market (The Nasdaq National Market System) under the symbol PSQL. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company's Common Stock.

                  Fiscal 1995:                High             Low

                  1st Quarter               $12.250           $5.750
                  2nd Quarter                14.750           10.375
                  3rd Quarter                13.000            7.375
                  4th Quarter                16.500            8.125

                  Fiscal 1996:                High             Low

                  1st Quarter               $16.250          $11.125
                  2nd Quarter                11.250            4.813
                  3rd Quarter                 7.125            3.500
                  4th Quarter                12.250            6.250

         There were approximately 2,397 security holders of record as of September 10, 1996. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The statement of operations data set forth below with respect to the fiscal years ended June 30, 1994, 1995 and 1996 and the balance sheet data at June 30, 1995 and 1996 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere herein. The statement of operations data set forth below with respect to the fiscal years ended June 30, 1992 and 1993, and the balance sheet data at June 30, 1992, 1993 and 1994 are derived from audited financial statements not included in this Form 10-K.

         In fiscal 1994, the Company restated previously issued financial results, including the quarter and fiscal year ended June 30, 1992, the quarterly results throughout fiscal 1993, and the first two quarters of fiscal 1994. The restated financial results primarily reflected revisions in revenue recognition regarding software licenses, changes in the accounting treatment for several acquisitions made during the fourth quarter of fiscal 1993 and during the second quarter of fiscal 1994, and other adjustments and accounting corrections.


                                                              Fiscal Years Ended June 30,
                                       ------------------------------------------------------------------------
                                         1992            1993            1994            1995            1996
                                       --------        --------        --------        --------        --------
                                                       (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues:
   License fees                        $  7,022        $ 17,403        $ 30,001        $ 35,723        $ 19,018
   Consulting and professional
    services                                -             2,340          10,973          11,520           9,949
   Support services                       1,373           2,602           5,704           8,384          10,969
   Business forms sales                   4,757           5,705           6,720             -               -
   Royalty income                         1,883             -               -               526             619
                                       --------        --------        --------        --------        --------
     Total revenues                      15,035          28,050          53,398          56,153          40,555
Cost of revenues                          4,651           9,543          25,389          19,846          20,179
                                       --------        --------        --------        --------        --------
     Gross profit                        10,384          18,507          28,009          36,307          20,376
                                       --------        --------        --------        --------        --------
Operating expenses:
   Sales and marketing                    5,190          14,430          25,430          19,884          19,322
   General and administrative             2,154           2,471          10,065           4,924          14,959
   Software development                   3,512           7,263          21,805          17,308          13,403
   Charge for restructuring                 -               -             6,741             -             5,568
   Charge for purchased research
     and development                        -            11,987           3,570             -               -
                                       --------        --------        --------        --------        --------
     Total operating expenses            10,856          36,151          67,611          42,116          53,252
                                       --------        --------        --------        --------        --------
     Loss from operations                  (472)        (17,644)        (39,602)         (5,809)        (32,876)
Charge for settlement of class
   action litigation and related
   expenses                                 -               -           (20,000)            -               -
Other income (expense), net                 914(1)          464(2)          347(2)          122(3)          (68)(4)
                                       --------        --------        --------        --------        --------
     Income (loss) before provision
       (benefit) for income taxes           442         (17,180)        (59,255)         (5,687)        (32,944)
Provision (benefit) for income
    taxes                                   121              (9)            290              20             -
                                       --------        --------        --------        --------        --------
     Net income (loss)                 $    321        $(17,171)       $(59,545)       $ (5,707)       $(32,944)
                                       ========        ========        ========        ========        ========
Net income (loss) per share            $   0.04        $  (1.68)       $  (4.80)       $   (.44)       $  (2.23)
                                       ========        ========        ========        ========        ========
Weighted average shares                   8,373          10,195          12,409          12,835          14,766
                                       ========        ========        ========        ========        ========


(1) Amount includes approximately $966,000 of a non-recurring gain associated with the termination of an agreement with IBM.
(2) Amount represents principally interest income.
(3) Amounts represents principally interest income net of interest expense associated with the Company's $15,000,000 debenture.
(4) Amounts represents principally interest expense associated with the Company's $15,000,000 debenture net of interest income.

                                                                 June 30,
                                       ----------------------------------------------------------
                                          1992        1993        1994         1995        1996
                                       --------     --------    --------     --------    --------

BALANCE SHEET DATA:
Working capital (deficit)              $   (208)    $ 42,262    $(10,231)    $ 24,315    $  3,531
Total assets                              6,369       80,635      48,130       65,833      40,002
Current portion of long-term
   obligations                            1,588          -         6,000          -           -
Long-term obligations, less current
   portion                                  104          -        10,000       15,812         -
Stockholders' equity
   (deficit)                               (233)      58,459       1,239       29,965      16,211


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Fiscal 1994 Restructuring Charge

         In May 1994, the Company announced a restructuring of its business operations, including plans to sell certain operations and non-core software products, with the intent to significantly reduce operating expenses and minimize the usage of cash. Between May 1994 and March 1996, the Company reduced its work force through a reduction in force, attrition, as well as the sale and closure of certain of its operations and products. See "Part I, Item 1 -- Business - Restructurings."

         The Company's divestitures resulted in the reduction of annualized revenues in fiscal 1995 of approximately $13.0 million, with a corresponding reduction in gross profit of $4.0 million. In addition, annual operating expenses were reduced by approximately $21.0 million. As part of the divestitures and asset sales in the restructuring, the Company is entitled to receive royalties on future sales of product from certain of the purchasers, which are computed as a percentage of revenues. The Company received $526,000 in royalty income from divested operations in fiscal 1995, and $619,000 in royalty income from divested operations in fiscal 1996.

         In the fourth quarter of fiscal 1994, the Company recorded a charge of $6.7 million related to the Company's restructuring. Such amount included approximately $2.4 million for severance and other extended benefit costs related to the reduction in force, $2.3 million in lease termination and buyout costs related to the closure of facilities, $2.1 million in asset write-downs and other costs. The charge reflected the net effect of estimated proceeds of operations and products to be divested. During fiscal 1995, the Company paid approximately $2.3 million for severance, lease termination and other costs related to the restructuring. Also during 1995, the Company wrote-down accounts receivable, property and equipment, and other assets related to the restructuring aggregating $2.4 million. In addition, $1.8 million of excess proceeds from divestitures over the net book value of assets sold were credited to the restructuring reserve. At June 30, 1996, the fiscal 1994 restructuring was substantially complete. At June 30, 1996, the Company had a $173,000 cash obligation, related to lease termination costs, which is expected to be paid by June 30, 1997, and will be funded from existing cash resources and working capital.

         Fiscal 1996 Restructuring Charges

         During the second quarter of fiscal 1996, the Company restructured its business operations. As part of the restructuring, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform. Also, the Company discontinued its direct sales force for its Platinum SQL Enterprise product line, which resulted in the termination of approximately 50 employees. As a result of this action, the Company at the time shifted the focus of its product distribution to third-party dealers or VARs. The Company also expanded its channel sales and corporate marketing groups in an effort to support the distribution of its products through its dealer channel. The Company terminated a total of approximately 100 employees as part of the second quarter restructuring, including approximately 50 employees in its international, administrative and development operations. During the second quarter of fiscal 1996, the Company recorded a $3.3 million charge for the restructuring. The restructuring charge included approximately $1.2 million for severance and other extended benefit costs related to the reduction in force, $1.2 million for lease termination and buyout costs related to the closure of facilities and $872,000 in asset write-downs and other costs. The Company estimates that expense savings from the second quarter 1996 restructuring on a quarterly basis were $2.8 million.

         In February 1996, the Company had another reduction in force of approximately 40 persons. This reduction in force resulted in an additional restructuring charge of $2.3 million which was recorded in the third quarter of fiscal 1996. The third quarter restructuring charge included approximately $300,000 for severance and other extended benefits costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1.4 million in asset write-downs and other costs. The Company estimates that expense savings from the third quarter 1996 restructuring on a quarterly basis, were $900,000. During fiscal 1996, the Company paid approximately $2.7 million for severance, lease termination and other costs relating to the fiscal 1994 and fiscal 1996 restructurings. At June 30, 1996, the Company had a $1.7 million cash obligation related to lease termination and other costs of the fiscal 1996 restructurings and will be funded from existing cash revenues and working capital.

         Fiscal 1994 Restatement

         In fiscal 1994, the Company restated previously issued financial results, including the quarter and fiscal year ended June 30, 1992, the quarterly results throughout fiscal 1993, and the first two quarters of fiscal 1994. The restated financial results primarily reflected revisions in revenue recognition regarding software licenses, changes in the accounting treatment for several acquisitions made during the fourth quarter of fiscal 1993 and during the second quarter of fiscal 1994, and other adjustments and accounting corrections.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                               Fiscal Year Ended June 30,
                                               ------------------------------------------------------------
                                                1992         1993           1994         1995          1996
                                               ----          ----          ----          ----          ----

Revenues:
   License fees .......................          47%           62%           56%           64%           47%
   Consulting and professional services           -             8            20            21            25
   Support services ...................           9            10            11            14            27
   Business forms sales ...............          32            20            13             -             -
   Royalty income .....................          12             -             -             1             1
                                               ----          ----          ----          ----          ----
    Total revenues ....................         100           100           100           100           100
Cost of revenues ......................          31            34            48            35            50
                                               ----          ----          ----          ----          ----
    Gross profit ......................          69            66            52            65            50
                                               ----          ----          ----          ----          ----
Operating expenses:
   Sales and marketing ................          35            52            48            35            47
   General and administrative .........          14             8            19             9            37
   Software development ...............          23            26            41            31            33
   Charge for restructuring ...........           -             -            13             -            14
   Charge for purchased research and
    development .......................           -            43             6             -             -
                                               ----          ----          ----          ----          ----
    Total operating expenses ..........          72           129           127            75           131
                                               ----          ----          ----          ----          ----
    Income (loss) from operations .....          (3)          (63)          (75)          (10)          (81)
Charge for settlement of class action
   litigation and related expenses ....           -             -           (37)            -             -
Other income, net .....................           6             2             -             -             -
                                               ----          ----          ----          ----          ----
    Income (loss) before provision
     (benefit) for income taxes .......           3           (61)         (112)          (10)          (81)
Provision (benefit) for income taxes ..           1             -             -             -             -
                                               ----          ----          ----          ----          ----
    Net income (loss) .................           2%          (61)%        (112)%         (10)%         (81)%
                                               ====          ====          ====          ====          ====

COMPARISON OF FISCAL YEAR 1995 TO FISCAL YEAR 1996

         Revenues

         Revenues were approximately $56,153,000 and $40,555,000 in fiscal years 1995 and 1996, respectively, representing a decrease of approximately 28% in fiscal 1996.

         License fee revenues were $35,723,000 and $19,018,000 for the years ended June 30, 1995 and 1996, respectively. Included in revenues for the years ended June 30, 1995 and June 30, 1996, were $8,529,000 and $253,000, respectively of license fee revenues that were previously deferred as part of the fiscal 1994 restatement. See "Fiscal 1994 Restatement." Excluding license fee revenues that were deferred as part of the restatement, license fee revenues for the Company's Platinum SQL Enterprise product line approximated $11,116,000 for the year ended June 30, 1995 as compared to $2,650,000 for the year ended June 30, 1996. In October 1995, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform because of lack of recent license revenue. The Company generated license fee revenues of $3,202,000 for the year ended June 30, 1995 as compared to $7,902,000 for the year ended June 30, 1996 from its Platinum SQL (formerly named Platinum SQL NT) product line which was first released in the quarter ended December 31, 1994. Excluding license fee revenues that were deferred as part of the restatement, revenues for fiscal 1995 and 1996 included license fee revenues from the Platinum-DOS and Platinum for Windows (first released in the quarter ended June 30, 1995) products of $9,143,000 and $6,075,000, respectively. The decrease in revenues was the result of the unavailability of a complete Windows-based product suite for the entire fiscal 1996 period. The Company expects to achieve increased Platinum for Windows license fee revenues subsequent to the roll out of the remaining Windows-based core modules. See "Business - Certain Considerations - Forward Looking Statements." The Company is scheduled to release the remaining modules of Platinum for Windows (Purchase Order, Order Entry and Inventory) during calendar year 1996. See "Business - Certain Considerations - Forward Looking Statements."

         International license fee revenues decreased from $10,984,000 in fiscal year 1995 to $7,100,000 in fiscal year 1996. The decrease resulted principally from the discontinuance of the marketing of the version of the Company's Platinum SQL Enterprise product line, that runs on the Sybase/UNIX platform in international markets and the elimination of the direct sales force for this product, both of which occurred in October 1995.

         Excluding the revenues from the custom software development division which was divested in August 1994, consulting and professional services revenues decreased 7% from $10,736,000 in fiscal year 1995 to $9,949,000 in fiscal year 1996. The decrease was primarily attributable to the involvement of the consulting and professional services division in providing formal training to distributors and dealers, and assisting them in transferring expertise gained in the Platinum SQL Enterprise and Platinum SQL NT implementations over the last three years. During fiscal 1997, the consulting and professional services division will focus more of its effort in providing consulting and implementation services to customers and the Company expects professional services revenues to increase. See "Business - Certain Considerations - Forward Looking Statements."

         Support services revenue increased 31% from revenues of $8,384,000 in fiscal year 1995 to $10,969,000 in fiscal year 1996. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and the increased effort to renew customers on maintenance contracts.

         The number of days sales outstanding was 76 days at June 30, 1996 as compared to 84 at June 30, 1995. The improvement in days sales outstanding was primarily attributable to the termination of 90 day credit terms given to Platinum SQL dealers and to additional receivable reserves provided.

         Gross Profit

         Gross profit decreased 44% from $36,307,000 in fiscal year 1995 to $20,376,000 in fiscal year 1996 and decreased as a percentage of revenues from 65% to 50%, respectively. The decreases in gross profit and the gross profit percentage are due to lower license revenues as a percentage of total revenues, which have higher margins than consulting and professional services and support services revenues.

         Operating Expenses

         Total operating expenses increased from $42,116,000 for fiscal year 1995 to $47,684,000 for fiscal year 1996, excluding the one time charges for the restructurings. The increase was due to the provision of additional reserves for accounts receivable arising from Platinum SQL sales to third party dealers, relocation costs associated with the hiring of new senior management executives, write-down of property and equipment and reserves provided for notes receivable from divestitures. Such increases were offset in part by cost savings achieved from the termination of approximately 100 employees during the second quarter of fiscal 1996 and 40 employees during the third quarter of fiscal 1996. Total operating expenses as a percentage of revenues were 75% and 118% for the years ended June 30, 1995 and 1996, respectively (excluding the one time charges for the restructurings).

         Sales and marketing expenses were approximately $19,884,000 and $19,322,000 in fiscal years 1995 and 1996, respectively, or approximately 35% and 47% of total revenues. The decrease in the dollar amount of sales and marketing expenses was due to cost savings achieved from the termination of the direct sales force in October 1995. In the fourth quarter of fiscal 1996, the Company re-established a smaller direct sales force for its Platinum SQL product and expects sales and marketing expenditures to increase in fiscal 1997. See "Business - Certain Considerations - Forward Looking Statements."

         General and administrative expenses were approximately $4,924,000 and $14,959,000 in fiscal years 1995 and 1996, respectively, or approximately 9% and 37% of total revenues. The increase was primarily the result of the provision of additional reserves of approximately $1,636,000 for accounts receivable arising from Platinum SQL sales to third party dealers, the provision of additional reserves of approximately $1,292,000 relating to accounts receivable from Platinum SQL Enterprise customers, relocation costs of approximately $1,590,000 associated with the hiring of new senior management executives, write-down of approximately $500,000 of property and equipment and reserves of approximately $2,941,000 provided for notes receivable from divestitures.

         Software development expenses were approximately $17,916,000 and $13,774,000 in fiscal years 1995 and 1996, respectively, before capitalization of software costs of approximately $608,000 and $371,000. The decrease in the amount of software development expenses was due to personnel reductions. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs remained constant at 3% in fiscal years 1995 and 1996 because of a lower development level related to products that have reached technological feasibility but have not been released for general availability. The Company expects that gross development expenditures for fiscal 1997 will decrease. See "Business - Certain Considerations - Forward Looking Statements."

         Fiscal 1996 Restructuring Charges

         During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for its Platinum SQL Enterprise product line. The restructuring resulted in a charge of $3.3 million which was recorded in the second quarter of fiscal 1996. The Company estimates that expense savings from the second quarter 1996 restructuring, on a quarterly basis, were $2.8 million. In February 1996, the Company had another reduction in force of approximately 40 people. This reduction in force resulted in an additional restructuring charge of $2.3 million which was recorded in the third quarter of fiscal 1996. The Company estimates that expense savings from the third quarter 1996 restructuring, on a quarterly basis, to be approximately $900,000. Such charges include expenses related to work force reductions, severance costs, lease termination costs, property and equipment write-downs, and other costs.

         Other Income (Expense)

         Other income (expense) was approximately $122,000 and $(68,000) in fiscal years 1995 and 1996, respectively. Other income (expense) primarily represented interest earned on proceeds from the Company's cash net of interest expense of $812,000 in fiscal 1995 and $1,236,000 in fiscal 1996 on the Company's $15,000,000 debenture.

         Provision for Income Taxes

         The provision for income taxes was approximately $20,000 and $0 in fiscal years 1995 and 1996, respectively. The effective tax rates during these periods were 0% for each year. The effective tax rates were lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. As of June 30, 1996, the Company had provided a valuation allowance of approximately $38,620,000 because realization of the Company's net deferred tax asset is not assured due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

COMPARISON OF FISCAL YEAR 1994 TO FISCAL YEAR 1995

         Revenues

         Revenues were approximately $53,398,000 and $56,153,000 in fiscal years 1994 and 1995, respectively, representing an increase of approximately 5% in fiscal 1995. Effective June 30, 1994 the Company sold its business forms division. As a result, during the year ended June 30, 1995, the Company realized no revenues from sales of business forms, as compared to revenues of $6,720,000 for the year ended June 30, 1994. Effective August 31, 1994, the Company sold its custom software development division. As a result, the Company realized revenues of $784,000 from custom software development for the year ended June 30, 1995 as compared to revenues of $2,598,000 for the year ended June 30, 1994. Also, effective October 31, 1994, the Company sold the rights to its Platinum Advanced Manufacturing System software application. As a result, the Company realized revenues of $184,000 for the license of such software for the year ended June 30, 1995, as compared to revenues of $1,257,000 for the year ended June 30, 1994. See "Overview." Excluding the revenues of the business forms and custom software development divisions and from the licenses of the Platinum Advanced Manufacturing System software application, revenues for the year ended June 30, 1995 increased $12,362,000 or 29% from the year ended June 30, 1994.

         License fee revenues were $30,001,000 and $35,723,000 for the years ended June 30, 1994 and 1995, respectively. Included in revenues for the year ended June 30, 1995, were $8,529,000 of license fee revenues that were previously deferred as part of the fiscal 1994 restatement. See "Fiscal 1994 Restatement." Excluding license fee revenues that were deferred as part of the restatement, license fee revenues for the Company's Platinum SQL Enterprise product line approximated $9,298,000 for the year ended June 30, 1994 as compared to $11,116,000 for the year ended June 30, 1995. The increase primarily resulted from an increased number of generally available modules of Platinum SQL Enterprise which, in turn, resulted in a greater number of licenses for which revenue was currently recognized. For fiscal 1995, the Company generated license fee revenue of $3,202,000 from its Platinum SQL NT product line (which has been renamed Platinum SQL) which was first released in the quarter ended December 31, 1994. The Company attributes the growth in revenue from the Platinum SQL NT product, in part, to the 90 day payment terms offered to Platinum SQL NT dealers as part of an effort to recruit new dealers and encourage them to invest in the start-up cost of a new product. Excluding license fee revenues that were deferred as part of the restatement, revenues for fiscal 1994 and 1995 included license fee revenue from the Platinum-DOS and Platinum for Windows (first released in the quarter ended June 30, 1995) products of $15,188,000 and $9,143,000, respectively. The decrease in revenues was the result of the unavailability of a complete Windows based product suite for all of fiscal 1995.

         International license fee revenue increased from $9,670,000 in fiscal year 1994 to $10,984,000 in fiscal year 1995. This increase resulted from the increases in international sales of Platinum SQL Enterprise as well as the increases in sales of the Platinum-DOS based product in Asia-Pacific markets.

         Excluding the revenues from the custom software development division, consulting and professional services income increased 28% from $8,375,000 in fiscal year 1994 to $10,736,000 in fiscal year 1995. The increase was primarily attributable to an increase in software implementation services provided by the Company in connection with licenses of Platinum SQL Enterprise.

         Support services revenue increased 47% from revenues of $5,704,000 in fiscal year 1994 to $8,384,000 in fiscal year 1995. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL Enterprise.

         Gross Profit

         Gross profit increased 30% from $28,009,000 in fiscal year 1994 to $36,307,000 in fiscal year 1995 and gross profit increased as a percentage of revenues from 52% to 65%, respectively. The increases in gross profit and the gross profit percentage are due to higher license revenues as a percentage of total revenues, which have higher margins than consulting and professional services and support services revenues, as well as due to the sale of the business forms and custom software development divisions, which had lower gross profit margins.

         Operating Expenses

         Total operating expenses decreased from $57,300,000 for fiscal year 1994 to $42,116,000 for fiscal year 1995, excluding the one time charges for the restructuring and purchased research and development. The decrease primarily occurred because of cost savings from the restructuring, which resulted from personnel reductions, divested operations and the consolidation of the Company's development function in Irvine, California. The decrease was offset in part due to additional resources hired for Platinum SQL Enterprise and Platinum SQL NT development projects and $1,792,000 in lower capitalized development costs. Total operating expenses as a percentage of revenues were 108% and 75% for the years ended June 30, 1994 and 1995, respectively (excluding the one time charges for the restructuring and the purchased research and development).

         Sales and marketing expenses were approximately $25,430,000 and $19,884,000 in fiscal years 1994 and 1995, respectively or approximately 48% and 35% of total revenues. The decrease resulted from the elimination of the indirect sales force for the Platinum-DOS product line and the reduction in the sales force achieved through the sale of the business forms division, Latin America operations and Platinum Advanced Manufacturing System product line and the closing of certain other operations.

         General and administrative expenses were approximately $10,065,000 and $4,924,000 in fiscal years 1994 and 1995, respectively or approximately 19% and 9% of total revenues. The decrease was primarily the result of the Company reducing personnel, lease and other costs in the restructuring.

         Software development expenses were approximately $24,205,000 and $17,916,000 in fiscal years 1994 and 1995, respectively, before capitalization of software costs of approximately $2,400,000 and $608,000. The decrease in the amount of software development expenses was due to personnel cuts, reduction in lease and other costs, and other cost savings in the restructuring, offset in part by additional resources hired for Platinum SQL Enterprise and Platinum SQL NT development projects. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs decreased from 10% in fiscal 1994 to 3% in fiscal 1995 as a result of a lower development level related to products that have reached technological feasibility but have not been released for general availability.

         Other Income (Expense)

         Other income was approximately $347,000 and $122,000 in fiscal years 1994 and 1995, respectively. Other income primarily represented interest earned on proceeds from the Company's cash net of interest expense of $812,000 in fiscal 1995 on the Company's $15,000,000 debenture.

         Provision for Income Taxes

         The provision for income taxes was approximately $290,000 and $20,000 in fiscal years 1994 and 1995, respectively. The effective tax rates during these periods were approximately 0% for each year. The effective tax rates were lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. As of June 30, 1995, the Company had provided a valuation allowance of approximately $27,785,000 because realization of the Company's net deferred tax asset is not assured due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

INFLATION AND FOREIGN CURRENCY EXCHANGE

         Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in fiscal year 1997. See "Business - Certain Considerations - Forward Looking Statements." The Company's foreign revenues are substantially all denominated in the country's respective local currency. The Company's results of operations of its international subsidiaries are impacted by foreign currency fluctuations. Significant fluctuation in currency values could have an adverse effect on the Company's consolidated net revenues, gross margin and profitability.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $5,402,000. Cash and cash equivalents decreased by approximately $15,869,000 over the June 30, 1995 balance primarily due to cash used in operations and the purchase of short-term investments. The Company had working capital of $24,315,000 at June 30, 1995 versus working capital of $3,531,000 at June 30, 1996. The decrease is primarily attributable to cash used in operations as well as additional reserves provided for accounts receivable.

         The Company's operations used approximately $9,942,000 of cash and cash equivalents in the year ended June 30, 1996. Included in the use of cash and cash equivalents from operations was the investment of approximately $13,774,000 in software development.

         As part of the sale of certain Company product lines and divisions in the fiscal 1994 restructuring, the Company received payments on notes receivable from divestitures of approximately $1,016,000 during the year ended June 30, 1996. The Company also paid approximately $2,683,000 in severance, lease and other costs related to the fiscal 1994 and fiscal 1996 restructurings during the year ended June 30, 1996.

         The Company has taken steps to significantly reduce its operating expenses, through the reduction in work force, as well as the disposition of several business units that were not within the Company's core financial software application business. If the Company is not successful in achieving targeted revenues, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force or the closing or sale of additional business units.

         The Company experienced negative cash flow from operations for the first nine months of fiscal 1996 and positive cash flow from operations during the fourth quarter of fiscal 1996. The Company expects to be cash flow positive from operations commencing the second quarter of fiscal 1997. See "Business - Certain Considerations - Forward Looking Statements." Accordingly, the Company is dependent upon its ability to generate cash flow from license fees and other operating revenues, as well as the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company required by this Item are set forth at the pages indicated at Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with respect to the Company's independent accountants during fiscal 1996.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 24, 1996 Annual Meeting of Stockholders entitled "Nominees", "Series B Preferred Directors" and "Other Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 24, 1996 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 24, 1996 Annual Meeting of Stockholders entitled "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 24, 1996 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    (1)      Financial Statements

                          Index to Financial Statements

                                                                                                            Page
                                                                                                            ----

     Report of Independent Auditors........................................................................   32

     Consolidated Balance Sheets as of June 30, 1995 and 1996..............................................   33

     Consolidated Statements of Operations for the years ended June 30, 1994, 1995 and 1996. ..............   34

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 1994, 1995 and 1996. ....   35

     Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1995 and 1996. ..............   36

     Notes to Consolidated Financial Statements............................................................   37

                (2)      Financial Statement Schedules

                                         Index to Financial Statement Schedules

     Report of Independent Auditors........................................................................   50

     Schedule II - Valuation and Qualifying Accounts.......................................................   51


         All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

                (3)    Exhibits

                                Index to Exhibits

Exhibit No.                              Description                                                                 Location
    3.1              Second Restated Certificate of Incorporation of the Company.                                      (1)
    3.2              Certificate of Amendment to Second Restated Certificate of Incorporation of the Company           (6)
    3.3              Amended and Restated Bylaws of the Company, as currently in effect.
    3.6              Specimen Certificate of Common Stock.                                                             (2)
    4.1              Certificate of Designation of Rights, Preferences and Privileges of Series A Junior               (4)
                     Participating Preferred Stock
    4.2              Certificate of Designation of Preferences of Series B Preferred Stock                             (5)
    4.3              Certificate of Designation of Preferences of Series C Preferred Stock                             (6)
    4.4              Amended and Restated 8% Convertible, Exchangeable Subordinated Security in the
                     Principal Amount of $15,000,000 dated May 8, 1996
    10.1             Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and
                     Restricted Stock Purchase Plan - 1990 (the "1990 Plan").                                          (2)
    10.2             Form of Incentive Option Agreement pertaining to the 1990 Plan.                                   (2)
    10.3             Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                          (2)
    10.4             Form of Restricted Share Agreement pertaining to the Plan.                                        (2)
    10.5             Form of Indemnification Agreement for Officers and Directors of the Company.                      (2)
    10.6             Platinum Software Corporation Employee Stock Purchase Plan, as amended.                           (2)
    10.7             Employment Agreement, dated September 30, 1988, between the Company and Timothy
                     J. McMullen, together with an amendment dated August 26, 1992 thereto.                            (2)
    10.8             Employment Agreement, dated September 30, 1988, between the Company and Kevin P.
                     Riegelsberger, together with an amendment dated August 26, 1992 thereto.                          (2)
   10.10             1993 Nonqualified Stock Option Plan                                                               (3)
   10.11             Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock             (3)
                     Option Plan.
   10.12             1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase             (5)
                     Plan.
   10.13             Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                         (5)
   10.15             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and Altec Forms, Inc. (excluding disclosure schedules)                                    (5)
   10.16             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and MLDV Acquisition Co. (excluding disclosure schedules)                                 (5)
   10.17             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and FRC Consulting, Inc. (excluding disclosure schedules)                                 (5)
   10.18             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and Platinum Latin America-Caribbean, Inc. (excluding disclosure schedules)               (5)
   10.24             Agreement of Purchase and Sale of Assets dated October 31, 1994 between the Company
                     and Westwood & Best Software Corporation (excluding disclosure schedules)                         (6)
   10.25             Agreement of Purchase and Sale of Assets dated August 31, 1994 between the Company
                     and Perot Systems Corporation (excluding disclosure schedules)                                    (6)
   10.26             Agreement of Purchase and Sale of Assets dated March 22, 1995 between the Company
                     and Baker Software Products Corporation (excluding disclosure schedules)                          (6)
   10.27             Agreement for Transfer of Software and Mutual Release dated July 22, 1994 between the
                     Company, Michael Rohan and Financial Reporting Technology, Inc.                                   (6)
   10.28             Stock Purchase Agreement dated September 22, 1994 between the Company and the
                     Series B Preferred Stock Investors                                                                (6)
   10.29             Registration Rights Agreement dated September 22, 1994 between the Company and the
                     Series B Preferred Stock Investors                                                                (6)
   10.30             Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and
                     the Series C Preferred Stock Investors                                                            (6)
   10.31             Amendment to Registration Rights Agreement dated May 26, 1995 between the Company
                     and the Series C Preferred Stock Investors                                                        (6)
   10.32             Stipulation for Partial Settlement of In Re Platinum Securities Litigation, dated July 14,
                     1994                                                                                              (6)
   10.33             Employment Offer letter with L. George Klaus dated February 7, 1996.                              (7)

   10.34             Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as
                     of February 7, 1996.                                                                              (7)
   10.35             Employment Offer letter with William L. Pieser dated February 7, 1996.                            (7)
   10.36             Restricted Stock Purchase Agreement between the Company and William L. Pieser dated
                     as of February 7, 1996.                                                                           (7)
   10.37             Agreement between the Company and Michael J. Simmons dated February 8, 1996.                      (7)
   10.38             Agreement between the Company and Carmelo J. Santoro dated February 8, 1996.                      (7)
   10.39             Agreement between the Company and Bruce C. Edwards dated February 8, 1996.                        (7)
   10.40             Agreement of Purchase and Sale of Assets dated as of February 29, 1996 between
                     Strategic Advantage Software Corporation, the Company, Cypher Business Systems, Ltd.,
                     and Slatershelfco 173, Ltd. (excluding disclosure schedules).                                     (7)
   10.41             Agreement of Purchase and Sale of Assets dated as of September 30, 1995 between
                     Platinum Treasury Systems, plc and the Company (excluding disclosure schedules).                  (7)
   10.42             Employment Offer letter with Ken Lally dated as of April 1, 1996                                  (7)
   10.43             Restricted Stock Purchase Agreement between the Company and Ken Lally dated as of
                     April 10, 1996.                                                                                   (7)
    22.1             Subsidiaries of the Company
    23.1             Consent of Ernst & Young LLP
    24.1             Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
    27               Financial Data Schedule

                  Executive Compensation Plans and Arrangements

Exhibit No.                                    Description                                                           Location

   10.1              1990 Plan                                                                                         (2)
   10.2              Form of Incentive Option Agreement pertaining to the 1990 Plan.                                   (2)
   10.3              Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                          (2)
   10.4              Form of Restricted Share Agreement pertaining to the 1990 Plan.                                   (2)
   10.7              Employment Agreement dated September 30, 1988 between the Company and Timothy J.
                     McMullen, together with an amendment dated August 26, 1992 thereto.                               (2)
   10.8              Employment Agreement dated September 30, 1988 between the Company and Kevin P.
                     Riegelsberger, together with an amendment dated August 26, 1992 thereto.                          (2)
   10.10             1993 Nonqualified Stock Option Plan                                                               (3)
   10.11             Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock
                     Option Plan.                                                                                      (3)
   10.12             1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase
                     Plan.                                                                                             (5)
   10.13             Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                         (5)
   10.33             Employment Offer letter with L. George Klaus dated February 7, 1996.                              (7)
   10.34             Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as
                     of February 7, 1996.                                                                              (7)
   10.35             Employment Offer letter with William L. Pieser dated February 7, 1996.                            (7)
   10.36             Restricted Stock Purchase Agreement between the Company and William L. Pieser dated
                     as of February 7, 1996.                                                                           (7)
   10.37             Agreement between the Company and Michael J. Simmons dated February 8, 1996.                      (7)
   10.38             Agreement between the Company and Carmelo J. Santoro dated February 8, 1996.                      (7)
   10.39             Agreement between the Company and Bruce C. Edwards dated February 8, 1996.                        (7)
   10.42             Employment offer letter with Ken Lally dated as of April 1, 1996                                  (7)
   10.43             Restricted Stock Purchase Agreement between the Company and Ken Lally dated as of                 (7)
                     April 10, 1996.

(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-57294.

(2) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-51566.

(3) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(4) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated April 14, 1994.

(5) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(6) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(7) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     (b)  Reports on Form 8-K.

          The Company filed a current report on Form 8-K dated April 29, 1996 to report under Item 5, Other Events, the Company's results for the quarter ended March 31, 1996. In addition, the Company filed a current report on Form 8-K, dated June 10, 1996, to report under Item 5, Other Events, the election to repay the $15,000,000 principal amount debenture issued in settlement of the class action securities litigation.

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Platinum, and SeQueL to Platinum. Platinum and SeQueL to Platinum are registered trademarks of the Company. All other product names are trademarks or registered trademarks of their respective companies.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on September 20, 1996.

                                  PLATINUM SOFTWARE CORPORATION

                                  By:   /s/ L. George Klaus
                                     ------------------------------------------
                                        L. George Klaus
                                        President, Chief Executive Officer and
                                        Chairman of the Board

                                POWER OF ATTORNEY

            We, the undersigned directors and officers of Platinum Software Corporation, do hereby constitute and appoint L. George Klaus our true and lawful attorney and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                      TITLE                                      DATE
/s/ L. George Klaus                             President, Chief Executive Officer
- ----------------------------------              and Chairman of the Board
L. George Klaus                                 (Principal Executive Officer)                  September 20, 1996

/s/ Michael J. Simmons
- ----------------------------------              Chief Financial Officer
Michael J. Simmons                              (Principal Financial Officer)                  September 20, 1996

/s/ Paul G. Mazzarella
- ----------------------------------              Corporate Controller
Paul G. Mazzarella                              (Principal Accounting Officer)                 September 20, 1996

                                                Director
- ----------------------------------
Carmelo J. Santoro

/s/ W. Douglas Hajjar                           Director                                       September 20, 1996
- ----------------------------------
W. Douglas Hajjar

/s/ Richard J. Goeglein                         Director                                       September 20, 1996
- ----------------------------------
Richard J. Goeglein

                                                Director
- ----------------------------------
Charles V. Prothro

                                                Director
- ----------------------------------
Waldo (Jay) J. Richards

         SIGNATURE                                Title                                              Date
                                                Director
- ----------------------------------
L. John Doerr

/s/ Arthur J. Marks                             Director                                       September 20, 1996
- ----------------------------------
Arthur J. Marks

/s/ Robert Finzi                                Director                                       September 20, 1996
- ----------------------------------
Robert Finzi

/s/ Donald R. Dixon                             Director                                       September 20, 1996
- ----------------------------------
Donald R. Dixon

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Platinum Software Corporation

We have audited the accompanying consolidated balance sheets of Platinum Software Corporation as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Software Corporation as of June 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                               ERNST & YOUNG LLP

Orange County, California
July 29, 1996

                          PLATINUM SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       June 30,
                                                                                 1995            1996
                                                                              ---------        ---------

                                   ASSETS
Current assets:
  Cash and cash equivalents                                                   $  21,272        $   5,402
  Short-term investments                                                          5,004           10,098
  Restricted cash                                                                   476            1,006
  Accounts receivable, net of allowance for doubtful accounts
    of $4,860 and $9,123 at June 30, 1995 and 1996, respectively                 14,205            7,893
  Notes receivable from divestitures, net                                           957              825
  Inventories                                                                       672              460
  Prepaid expenses and other                                                      1,785            1,638
                                                                              ---------        ---------
        Total current assets                                                     44,371           27,322
Property and equipment, net                                                      11,961            8,896
Notes receivable from divestitures, net                                           3,534               --
Software development costs, net of accumulated amortization
    of $1,602 and $2,544 at June 30, 1995 and 1996, respectively                  3,000            2,250
Acquired source code, net of accumulated amortization of
    of $1,849 and $2,740 at June 30, 1995 and 1996, respectively                  2,403            1,088
Non-competition agreements, net of accumulated amortization of
    of $23 and $28 at June 30, 1995 and 1996, respectively                           27               --
Other assets                                                                        537              446
                                                                              ---------        ---------
                                                                              $  65,833        $  40,002
                                                                              =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $   3,920        $   3,436
  Other accrued expenses                                                          5,964            6,019
  Accrued restructuring costs                                                     1,192            1,921
  Accrued relocation costs                                                           --            1,503
  Deferred revenue                                                                8,980           10,912
                                                                              ---------        ---------
        Total current liabilities                                                20,056           23,791
                                                                              ---------        ---------
Long-term portion of class action settlement                                     15,812               --
                                                                              ---------        ---------
Commitments and Contingencies (Notes 4 and 5)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized:
       Series A preferred stock, none issued and outstanding at
       June 30, 1995 and 1996                                                        --               --
       Series B preferred stock, none and 2,490,000 shares issued and
       outstanding at June 30, 1995 and 1996, respectively                       13,770           13,770
       Series C preferred stock, none and 231,598 shares issued and
       outstanding at June 30, 1995 and 1996, respectively                       18,226           18,226
   Common stock, $.001 par value:  60,000,000 shares authorized,
        13,176,255 and 18,109,442 shares issued and outstanding
        at June 30, 1995 and 1996, respectively                                      13               18
  Additional paid-in capital                                                     80,391          111,194
  Less: notes receivable from officers for issuance of restricted stock              --          (11,563)
  Accumulated foreign currency translation adjustments                              304              249
  Accumulated deficit                                                           (82,739)        (115,683)
                                                                              ---------        ---------
        Total  stockholders' equity                                              29,965           16,211
                                                                              ---------        ---------
                                                                              $  65,833        $  40,002
                                                                              =========        =========


The accompanying notes are an integral part of these consolidated balance sheets.

                          PLATINUM SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         Years Ended June 30,
                                                                                1994            1995            1996
                                                                              --------        --------        --------
Revenues:
  License fees                                                                $ 30,001        $ 35,723        $ 19,018
  Consulting and professional services                                          10,973          11,520           9,949
  Support services                                                               5,704           8,384          10,969
  Business forms sales                                                           6,720              --              --
  Royalty income                                                                    --             526             619
                                                                              --------        --------        --------
                                                                                53,398          56,153          40,555
                                                                              --------        --------        --------
Cost of revenues:
  Cost of license fees                                                           4,843           4,250           3,697
  Cost of consulting and professional services                                  12,967          10,964          10,742
  Cost of support services                                                       3,775           4,632           5,740
  Cost of business forms sales                                                   3,804              --              --
                                                                              --------        --------        --------
                                                                                25,389          19,846          20,179
                                                                              --------        --------        --------
        Gross profit                                                            28,009          36,307          20,376
                                                                              --------        --------        --------
Operating expenses:
  Sales and marketing                                                           25,430          19,884          19,322
  General and administrative                                                    10,065           4,924          14,959
  Software development                                                          21,805          17,308          13,403
  Charge for restructuring                                                       6,741              --           5,568
  Charge for purchased research and development                                  3,570              --              --
                                                                              --------        --------        --------
                                                                                67,611          42,116          53,252
                                                                              --------        --------        --------
        Loss from operations                                                   (39,602)         (5,809)        (32,876)
                                                                              --------        --------        --------
Other income (expense):
  Charge for settlement of class action litigation and related expenses        (20,000)             --              --
  Interest income                                                                  650           1,027             949
  Interest expense                                                                 (31)           (711)         (1,281)
  Other income (expense), net                                                     (272)           (194)            264
                                                                              --------        --------        --------
                                                                               (19,653)            122             (68)
                                                                              --------        --------        --------
        Loss before provision for income taxes                                 (59,255)         (5,687)        (32,944)
Provision for income taxes                                                         290              20              --
                                                                              --------        --------        --------
        Net loss                                                              $(59,545)       $ (5,707)       $(32,944)
                                                                              ========        ========        ========
Net loss per share                                                            $  (4.80)       $  (0.44)       $  (2.23)
                                                                              ========        ========        ========
Shares used in computing net loss per share                                     12,409          12,835          14,766
                                                                              ========        ========        ========

  The accompanying notes are an integral part of these consolidated statements.

                         PLATINUM SOFTWARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             Series A             Series B                 Series C
                                         Preferred Stock       Preferred Stock          Preferred Stock         Common Stock
                                       Shares      Amount    Shares       Amount      Shares       Amount     Shares     Amount
                                       ------      ------    ------       ------      ------       ------   ----------   ------
Balance, June 30, 1993                     -       $ -          -          $   -         -     $      -     12,239,342    $12
  Net loss                                 -         -          -              -         -            -          -          -
  Foreign currency translation
   adjustments                             -         -          -              -          -           -          -          -
  Exercise of warrants                     -         -          -              -          -           -        137,361      -
  Employee stock purchases                 -         -          -              -          -           -         62,325      -
  Exercise of stock options                -         -          -              -          -           -         45,223      -
                                       ------      ------    -----------    ------   -------   ----------   ----------   ------
Balance, June 30, 1994                     -         -          -              -          -           -     12,484,251     12
  Net loss                                 -         -          -              -          -           -          -          -
  Foreign currency translation
   adjustments                             -         -          -              -          -           -          -          -
  Issuance of preferred stock              -         -         2,490,000    13,770   231,598   $18,226.00        -          -
  Exercise of warrants                     -         -          -              -          -           -        173,000      -
  Employee stock purchases                 -         -          -              -          -           -         62,774      -
  Exercise of stock options                -         -          -              -          -           -        456,230      1
                                       ------      ------    -----------    ------   -------   ----------   ----------   ------
Balance, June 30, 1995                     -         -         2,490,000    13,770   231,598   $18,226.00   13,176,255     13
  Net loss                                 -         -          -              -          -           -          -          -
  Foreign currency translation
   adjustments                             -         -          -              -          -           -          -          -
  Issuance of restricted stock             -         -          -              -          -           -      2,950,000      3
  Conversion of debenture                  -         -          -              -          -           -      1,528,988      2
  Exercise of warrants                     -         -          -              -          -           -         60,750      -
  Employee stock purchases                 -         -          -              -          -           -         47,711      -
  Exercise of stock options                -         -          -              -          -           -        345,738      -
                                       ------      ------    -----------   -------   ------    ----------   ----------   ------
Balance, June 30, 1996                     -       $ -         2,490,000   $13,770   231,598   $18,226.00   18,109,442    $18
                                       ======      ======    ===========   =======   =======   ==========   ==========   ======



                          PLATINUM SOFTWARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   Accumulated
                                                               Notes                Foreign
                                             Additional      Receivable             Currency                           Total
                                               Paid-in          from               Translation     Accumulated      Stockholders'
                                               Capital        Officers             Adjustments       Deficit      Equity (Deficit)
                                             ---------        --------             -----------     -----------    ---------------
Balance, June 30, 1993                       $ 76,000         $     -               $(66)          $ (17,487)       $ 58,459
  Net loss                                          -               -                  -             (59,545)        (59,545)
  Foreign currency translation                                      -
   adjustments                                      -               -                419                   -             419
  Exercise of warrants                          1,336               -                  -                   -           1,336
  Employee stock purchases                        454               -                  -                   -             454
  Exercise of stock options                       116               -                  -                   -             116
                                              -------         --------              -----          ----------       ---------
Balance, June 30, 1994                         77,906               -                353             (77,032)          1,239
  Net loss                                          -                                  -              (5,707)         (5,707)
  Foreign currency translation
   adjustments                                      -                                (49)                  -             (49)
  Issuance of preferred stock                       -                                  -                   -          31,996
  Exercise of warrants                            721                                  -                   -             721
  Employee stock purchases                        316                                  -                   -             316
  Exercise of stock options                     1,448                                  -                   -           1,449
                                              -------         --------              -----          ----------       ---------
Balance, June 30, 1995                         80,391                                304             (82,739)         29,965
  Net loss                                          -               -                  -             (32,944)        (32,944)
  Foreign currency translation
   adjustments                                      -               -                (55)                  -             (55)
  Issuance of restricted stock                 11,560          (11,563)                -                   -               -
  Conversion of debenture                      17,046               -                  -                   -          17,048
  Exercise of warrants                            244               -                  -                   -             244
  Employee stock purchases                        269               -                  -                   -             269
  Exercise of stock options                     1,684               -                  -                   -           1,684
                                              -------         --------              -----          ----------       ---------
Balance, June 30, 1996                       $111,194         $(11,563)             $249           $(115,683)       $ 16,211
                                             ========         ========              ====           =========        =========

 The accompanying notes are an integral part of these consolidated statements.

                          PLATINUM SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Years Ended June 30,
                                                                                    1994             1995            1996
                                                                                    ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(59,545)       $ (5,707)       $(32,944)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                  5,503           5,488           6,218
      Provision for doubtful accounts receivable                                     2,428           2,621           6,606
      Provision for doubtful notes receivable from divestitures                         --              --           2,940
      Interest income on notes receivable from divestitures                             --            (508)             --
      Interest expense on debenture issued in connection with
        class action settlement                                                         --             812           1,236
      Charge for settlement of class action litigation and related expenses         20,000              --              --
      Charge for restructuring                                                       6,741              --           5,568
      Charge for purchased research and development                                  3,570              --              --
      Change in operating assets and liabilities:
        Increase in accounts receivable                                             (1,478)         (6,636)           (920)
        Decrease in inventories                                                        145             314             212
        (Increase) decrease in prepaid expenses and other                           (1,107)            (57)             79
        (Increase) decrease  in other assets                                           (56)           (228)             91
        Increase (decrease) in accounts payable                                        499              10            (484)
        Increase (decrease) in other accrued expenses                                  662          (3,485)            205
        Increase in accrued relocation costs                                            --              --           1,503
        Increase (decrease) in deferred revenue                                      3,437          (4,592)          2,431
        Decrease in accrued restructuring costs                                         --          (2,330)         (2,683)
                                                                                  --------        --------        --------
               Cash used in operating activities                                   (19,201)        (14,298)         (9,942)
                                                                                  --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (10,441)         (3,275)         (2,519)
  Capitalized software development costs                                            (2,400)           (608)           (371)
  Purchase of short-term investments                                                    --          (5,004)        (13,192)
  Sale of short-term investments                                                        --              --           8,099
  Payments received on notes receivable from divestitures                               --           2,763           1,016
  Increase in notes receivable from divestitures                                        --              --            (209)
  Acquisition of businesses, net of cash acquired                                   (8,683)             --              --
                                                                                  --------        --------        --------
               Cash used in investing activities                                   (21,524)         (6,124)         (7,176)
                                                                                  --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of preferred stock                                            --          31,996              --
  Exercise of stock options                                                            116           1,392           1,378
  Exercise of warrants                                                               1,336             721             186
  Employee stock purchases                                                             454             316             269
  Payment on class action litigation                                                (1,000)         (1,000)             --
  (Increase) decrease in restricted cash                                               583             (21)           (530)
                                                                                  --------        --------        --------
               Cash provided by financing activities                                 1,489          33,404           1,303
                                                                                  --------        --------        --------
EFFECT OF EXCHANGE RATES ON CASH                                                       376             (56)            (55)
                                                                                  --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (38,860)         12,926         (15,870)
CASH AND CASH EQUIVALENTS, beginning of the year                                    47,206           8,346          21,272
                                                                                  --------        --------        --------
CASH AND CASH EQUIVALENTS, end of the year                                        $  8,346        $ 21,272        $  5,402
                                                                                  ========        ========        ========

  The accompanying notes are an integral part of these consolidated statements.

                          PLATINUM SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1994, 1995 AND 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    Company Operations and Basis of Presentation

            Platinum Software Corporation, a Delaware corporation, and its subsidiaries design, develop, market and support a broad range of integrated financial applications software products for use by businesses of all sizes worldwide. The consolidated financial statements include the accounts of Platinum Software Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The term "Company" used herein means Platinum Software Corporation and its subsidiaries, unless otherwise indicated by the context.

     b.     Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

     c.     Short-term Investments

            The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("Statement 115") for investments held as of or acquired after January 1, 1994. In accordance with Statement 115, prior period financial statements have not been restated to reflect the change in accounting principle. There was no cumulative effect of adopting Statement 115.

            Under Statement 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale and carried at fair value. Realized and unrealized holding gains and losses on securities classified as available-for-sale are not material.

            The Company classifies its short-term investments as available-for-sale securities and carries them at their fair market value. In 1996, short-term investments consisted of debt securities with interest rates ranging from 5.70% to 10.25%. At June 30, 1995 and 1996, short-term investments are as follows:

                                      Cost   Gross Unrealized Losses         Estimated Fair Value
                                                  (in thousands)
June 30, 1995:
Corporate debt securities             $5,009            $5                          $5,004
                                      ------            --                          ------

June 30, 1996:
Corporate debt securities            $10,175           $77                         $10,098
                                     -------           ---                         -------

     d.     Revenue Recognition

            Revenue is recognized from licenses of software upon contract execution, shipment of products and when the Company has performed all of its significant contractual obligations. When a software license agreement obligates the Company to provide more than one software module, all license revenue under the agreement is deferred until all modules achieve general availability and are delivered, except when the license agreement contains a specific financial remedy in the event the unavailable module is not delivered. In such instance, revenue is deferred in the amount attributable to the specific financial remedy. The Company generally does not provide any post-contract customer service or support as part of the software license fee, however, when such services are provided for in the license agreement, an appropriate portion of the license fee is deferred and recognized over the service or support period. The Company's customers may enter into maintenance agreements with the Company and such revenue is recognized ratably over the term of the agreement. Revenue from consulting services is recognized as services are provided.

     e.     Product Returns

            The Company permits dealers and other software distributors to return certain products which were returned by the end-user customers. The Company establishes reserves for such estimated product returns. Such product return reserve is included within the allowance for doubtful accounts and was $160,000 and $640,000 at June 30, 1995 and 1996, respectively.

      f.    Inventories

            The Company's inventories consist of software modules in diskette and CD-ROM form ready for shipment, and manuals, and are stated at the lower of cost (first-in, first-out) or market.

      g.    Property and Equipment

            The following summarizes the components of property and equipment, at cost, as of June 30, 1995 and 1996:

                                                    1995         1996
                                                  -------       -------
                                                      (in thousands)
  Computer equipment                              $16,610       $16,823
  Furniture and fixtures                            3,072         3,091
  Leasehold improvements                              970         1,009
                                                  -------       --------
                                                   20,652        20,923
  Accumulated depreciation and amortization        (8,691)      (12,027)
                                                  --------      --------
                                                  $11,961       $ 8,896
                                                  ========      ========

            Depreciation is computed under the straight-line method over the estimated useful lives of the assets ranging from three to five years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

     h.     Software Development Costs

            Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release to customers over the expected useful life of the respective products, which is generally five years. Amortization of software development costs is included in cost of license fees and totaled $658,000, $820,000 and $942,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

     i.     Acquired Source Code

            Acquired source code is amortized over the shorter of the estimated economic life of the asset or five years. Amortization of acquired source code is included in cost of license fees and totaled $1,094,000, $855,000 and $891,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

     j.     Non-Competition Agreements

            Non-competition agreements are amortized over the term of the respective non-competition agreement. Amortization of the non-competition agreements is included in software development costs and totaled $409,000, $10,000 and $5,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

     k.     Advertising Costs

            The Company expenses production costs of advertising upon the first showing. Other advertising costs are expensed as incurred. Advertising expense totaled $390,000, $542,000 and $510,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

      l.    Income Taxes

            The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

      m.    Statements of Cash Flows

            The Company considers investments with an initial maturity of three months or less when purchased to be cash equivalents. The following summarizes the supplemental disclosures related to the statements of cash flows:

                                                                   1994          1995     1996
                                                                 -------        -----    ----
                                                                       (in thousands)
CASH PAID DURING THE YEAR FOR:
   Interest                                                      $    31         $ -       $-
                                                                 =======         ===
   Income taxes                                                  $ 1,305         $23       $-
                                                                 =======         ===       ==

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisitions of businesses
      Fair value of assets acquired                              $10,708         $ -       $-
      Less liabilities assumed                                     2,025           -        -
                                                                 -------         ---       --
      Cash paid in connection with acquisitions of
         businesses, net of cash acquired                        $ 8,683         $ -       $-
                                                                 =======         ===       ==

      n.    Foreign Currency Translation

            The functional currency of the Company's foreign operations is the respective local country's currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates. Translation adjustments are shown as a separate component of stockholders' equity.

      o.    Stock Based Compensation

            In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." The Company will be required to adopt FAS 123 in fiscal 1997. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Option No. 25, "Accounting For Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants. The Company intends to continue to account for stock option grants in accordance with APB Opinion No. 25, and to adopt the "disclosure only" alternative available under FAS 123.

      p.    Concentration of Credit Risks and Major Customer Data

            The Company sells its products to dealers and other software distributors generally under credit terms ranging from 30 to 60 days. Beginning in fiscal 1993 the Company commenced the development of a direct sales organization and had a direct sales force for fiscal 1994, 1995 and portions of fiscal 1996. The Company presently sells its products directly to end-users generally under credit terms ranging from 30 to 90 days. The Company believes no significant concentrations of credit risk existed at June 30, 1995 and 1996. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates. Receivables from customers are generally unsecured.

      q.    Net Loss Per Share

            Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The shares of common stock issuable in connection with the July 26, 1995 election to redeem the debenture have been treated as if they were outstanding from July 26, 1995 to September 30, 1995. Due to the agreement to rescind the Company's July 26, 1995 election to repay the debenture and the subsequent reinstatement of the debenture, the treatment for net loss per share purposes of the shares of common stock issuable in connection with the repayment of the debenture have been changed from being outstanding to common stock equivalents from October 1, 1995 to June 30, 1996. However, common stock equivalents were antidilutive for the years ended June 30, 1995 and 1996, and therefore excluded from the calculation of net loss per share for such periods.

            In August 1993, the Board of Directors approved a three-for-two stock split, effected as a 50 percent stock dividend effective September 2, 1993. The stock split has been retroactively reflected in the accompanying consolidated financial statements and footnotes.

            The following supplementary net loss per share for fiscal 1996 is computed by dividing net loss, excluding interest expense related to the redeemable convertible subordinated debenture (See Note 4) by the weighted average number of shares of common stock outstanding during fiscal year 1996, assuming the June 10, 1996, conversion of the debenture into common stock had occurred on July 1, 1995.

Net loss excluding interest expense related to the redeemable
convertible subordinated debenture                                   ($31,708,000)

Supplementary net loss per share                                           ($1.96)

Shares used in computing supplementary net loss per share               16,211,205
                                                                        ----------

      r.    Reclassifications

            Certain reclassifications have been made to fiscal 1994 and 1995 amounts to conform with the current year presentation.

2.    RESTATEMENT OF PRIOR PERIOD RESULTS

      In fiscal 1994, the Company restated previously issued financial results, including the quarter and fiscal year ended June 30, 1992, the quarterly results throughout fiscal 1993, and the first two quarters of fiscal 1994. The restated financial results primarily reflected revisions in revenue recognition regarding software licenses, shipping cutoff errors and changes in the accounting treatment for several acquisitions made during the fourth quarter of fiscal 1993, and during the second quarter of fiscal 1994.

3.    ACQUISITIONS AND RESTRUCTURINGS

      a.    Acquisitions

            In October 1993, the Company purchased substantially all of the assets of Lotzof & Associates, Inc. ("Lotzof") and entered into a five year non-competition agreement with three key employees of Lotzof, in exchange for $2,580,000. In addition, the Company agreed to pay an amount equal to 5 percent of net license fee revenues from Lotzof's cost management product through October 2000, not to exceed $3,500,000. Furthermore, two of the three key employees received warrants to purchase an aggregate of 74,722 shares of the Company's stock at $24.625 per share, and a bonus payable to these employees upon the delivery of certain products equal to $2,080,000. Effective June 30, 1994, the Company sold the cost management software product acquired from Lotzof to a third party.

            The above business combination was accounted for as a purchase and the purchase price has been allocated to the fair value of the assets acquired, including $3,570,000 of purchased research and development in fiscal 1994. Purchased research and development was expensed as incurred since it had not reached technological feasibility and in management's judgment, there was no probable alternative future use. Management believes that the Company's methodology for the allocation of the purchase price of all business combinations has been consistently applied. The results of operations of the acquired operation is included in the consolidated financial statements subsequent to the date of acquisition.

      b.    Restructurings

            In May 1994, the Company announced a restructuring of its business operations, including plans to sell certain operations and non-core software products, with the intent to significantly reduce operating expenses. Between May 1994 and April 1996, the Company reduced its workforce through a reduction in force, attrition, as well as the sale and closure of certain of its operations and products.

            In the fourth quarter of fiscal 1994, the Company recorded a charge of $6,741,000 related to the Company's restructuring. Such amount included approximately $2,365,000 for severance and other extended benefit costs related to the reduction in force, $2,312,000 in lease termination and buyout costs related to the closure of facilities, $2,064,000 in asset write-downs and other costs. The charge reflected the net effect of estimated proceeds of operations and products to be divested. During fiscal 1995, the Company paid approximately $2,330,000 for severance, lease termination and other costs related to the restructuring. Also during fiscal 1995, the Company wrote-down accounts receivable, property and equipment, and other assets related to the restructuring aggregating $2,384,000. In addition, $1,791,000 of excess proceeds from divestitures over the net book value of assets sold were credited to the restructuring reserve. At June 30, 1996, the restructuring was substantially complete. At June 30, 1996, the Company had a $173,000 cash obligation, related to lease termination costs, which will be funded from existing cash resources and working capital.

            The Company is entitled to receive royalties on future sales of product from certain of the purchasers, which are computed as a percentage of certain revenues. The Company received $526,000 in royalty income from divested operations in fiscal 1995 and $619,000 in royalty income from divested operations in fiscal 1996.

            During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for its Platinum SQL Enterprise product line. The restructuring resulted in a charge of $3,271,000 which was recorded in the second quarter of fiscal 1996. Such amount included approximately $1,160,000 for severance and other extended benefit costs related to the reduction in force, $1,239,000 for lease termination and buyout cost related to the closure of facilities and $872,000 in asset write-downs and other costs. The Company estimates that expense savings from the second quarter 1996 restructuring, on a quarterly basis, were $2,800,000 million. In February 1996, the Company had another reduction in force of approximately 40 positions. This reduction in force resulted in an additional restructuring charge of $2,297,000 which was recorded in the third quarter of fiscal 1996. Such amount included approximately $300,000 for severance and other extended benefit costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1,372,000 in asset write-downs and other costs. The Company estimates that expense savings from the third quarter 1996 restructuring, on a quarterly basis, were $900,000. During fiscal 1996, the Company paid approximately $2,683,000 for severance, lease termination and other costs relating to the restructurings. At June 30, 1996, the Company had a $1,748,000 cash obligation related to lease termination and other costs of the fiscal 1996 restructurings and will be funded from existing cash reserves and working capital.

4.    SETTLEMENT OF CLASS ACTION LITIGATION

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

      On July 26, 1995, the Company elected to repay the first $5.0 million principal installment, plus accrued interest thereon by issuing shares of common stock and also elected to voluntarily repay the remaining $10.0 million principal amount of the debenture and accrued interest thereon, by issuing shares of common stock. The date fixed for the redemption was July 26, 1995. Subsequent to July 26, 1995, the Company became engaged in discussions with the attorneys for the plaintiff class regarding rescinding the July 26, 1995 election to repay the debenture and reinstating the debenture. Effective February 28, 1996, the Company and Milberg, Weiss, Bershad, Hynes & Lerach, as escrow agent ("the Escrow Agent") entered into an agreement in which the election to repay the debenture by issuing shares of common stock was rescinded and the debenture was reinstated. The terms of the debenture remained the same except that the repayment terms were changed as follows: (i) the principal amount of $7.5 million plus accrued interest is due on or before September 20, 1996 and (ii) the remaining principal amount of $7.5 million plus all accrued interest is due on or before February 28, 1997.

      On June 10, 1996, the Company elected to repay the first $7.5 million principal installment, plus accrued interest thereon by issuing shares of common stock and also elected to voluntarily repay the remaining $7.5 million principal amount of the debenture and accrued interest thereon, by issuing shares of common stock. The date fixed for the redemption was June 10, 1996. In satisfaction of the above, the Company issued a total of 1,528,988 common shares in repayment of the debenture. In determining the number of shares to be issued, the Company's common stock was valued at its average closing price as quoted on the Nasdaq National Market for ten of the twenty days preceding one day prior to conversion, excluding the closing price on the five highest and five lowest days.

      In May 1994 the Company restated its previously issued financial results for the quarter and fiscal year ended June 30, 1992, all of the quarters of fiscal 1993 and the first two quarters of fiscal 1994. Beginning in April 1994, the Securities and Exchange Commission (the "SEC") conducted an investigation relating to the circumstances underlying the restatement of the Company's financial results and possibly other matters. On May 9, 1996, the SEC commenced an administrative proceeding against the Company and certain former officers of the Company under Section 21C of the Securities and Exchange Act of 1934 ("Exchange Act"). In the order instituting the public proceedings the SEC found that the Company violated Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 thereunder by disseminating to the public and filing with the SEC an Annual Report on Form 10-K for the year ended June 30, 1993 and Quarterly Reports on Form 10-Q for the third quarter of fiscal 1993 and the first and second quarter of fiscal 1994, that contained materially false and misleading financial statements, including overstated revenue and net income. Also, the SEC found that the Company violated Section 13 (b)(2)(B) of the Exchange Act in that management of the Company did not devise a sufficient system of internal accounting controls or adequately enforce the control procedures that were in place. In addition, the SEC found that the former officers caused violations of
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder as well as Section 13(b)(5) of the Exchange Act and Rule 13b2-1 thereunder. The Company, without admitting or denying the SEC's findings, consented to the entry of an administrative order in which it agreed that it would cease and desist from committing or causing any violation, and committing or causing any future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. Also, the former officers, without admitting or denying the SEC's findings, consented to the entry of an administrative order in which they agreed that they would cease and desist from committing or causing any violation, and committing or causing any future violation of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13b2-1 promulgated thereunder.

      The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings related to or arising out of the fiscal 1994 restructuring, reductions in force and the discontinuance of certain client/server applications. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.    COMMITMENTS AND CONTINGENCIES

      The Company leases certain of its operating facilities and equipment under operating leases with terms ranging up to six years. The following is a schedule by years of future minimum lease payments under operating leases:

Year ending June 30 (in thousands):
  1997                         $1,756
  1998                          1,770
  1999                          1,370
  2000                            503
  2001                            335
  Thereafter                      146
                               ------
Total                          $5,880
                               ======

      Rental expense under operating leases, net of sublease income, for the years ended June 30, 1994, 1995 and 1996, was $2,874,000, $2,314,000 and
$1,689,000, respectively. The total future minimum lease payments above includes approximately $1,203,000 in sublease payments to be received.

      The Company is a party to employment agreements with two of the Company's former executive officers which expire on September 30, 1997 and provide that the Company shall be required to pay severance compensation to each officer equal to twice the aggregate salary and bonus paid to these officers during the preceding twelve months for any reason other than cause, death, disability or nonperformance of duties, as defined in such agreements.

      The Company is party to an employment agreement with the President, Chief Executive Officer and Chairman of the Board, which provides that the Company shall be required to pay severance compensation to him equal to the aggregate annual salary and bonus in the event his employment is terminated without cause or in the event that he is constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the restricted shares that would have vested during the twelve month period following terminations. (See Note 8.) Finally, the Company agreed to provide a relocation package to assist him in relocation. Such costs are included in accrued relocation costs in the accompanying consolidated balance sheets.

      The Company is party to employment agreements with two of the Company's senior executive officers, which provides that the Company shall be required to pay severance compensation equal to the aggregate six months salary and bonus in the event their employment is terminated without cause or in the event that they are constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the shares that would have vested during the six month period following termination. (See Note 8.) Finally, the Company agreed to provide a relocation package to assist them in relocation. Such costs paid during fiscal 1996 was $22,000. Such additional costs are included in accrued relocation costs in the accompanying consolidated balance sheets.

      The Company is party to an agreement with an executive officer which provides that in the event his employment is involuntarily terminated or constructively terminated, all stock options held by this executive officer shall vest and become immediately exercisable and the Company shall be required to pay severance benefits equal to his total compensation for the prior twelve months.

      The Company is party to a consulting agreement with the former Chairman of the Board of Directors, and current Board member, which provides that if he is involuntarily removed from the Board of Directors, or not included in Management's slate of directors at any annual meeting, then all options to purchase common stock held by him shall accelerate and become exercisable.

6.    INCOME TAXES

      The provision for income taxes for the years ended June 30, 1994, 1995 and 1996 is comprised of the following:

                                1994         1995     1996
                               ------        ----     ----
                                     (in thousands)
Federal:
  Current                      $(295)        $ -      $ -
  Deferred                         -           -        -
                               ------        ---      ----
                                (295)          -        -
                               ------        ---      ----
State:
  Current                         35          20        -
  Deferred                         -           -        -
                               ------        ---      ----
                                  35          20        -
                               ------       ----      ----
Foreign:
  Current                        550           -        -
                               ------        ---      ----
                               $ 290         $20      $ -
                               ======        ===      ====

      The reported provision (benefit) for income taxes for the years ended June 30, 1994, 1995 and 1996 differ from the amount computed by applying the statutory federal income tax rate of 34 percent to the consolidated income before income taxes as follows:

                                                    1994            1995           1996
                                                 ---------        --------       ---------
                                                               (in thousands)
Benefit computed at statutory rates              $(20,147)        $(1,934)       $(11,201)
Increase (reduction) resulting from:
  State taxes, net of federal benefit              (1,820)           (180)         (1,354)
  Research and development credits                 (1,010)              -              -
  Foreign Sales Corporation                             -               -              -
  Nontaxable interest income                         (327)              -              -
  Valuation allowance                              23,537           2,051          12,795
  Other                                                57              83            (240)
                                                 ---------        --------       ---------
                                                 $    290         $    20        $     -
                                                 =========        ========       =========

      The components of the Company's net deferred income tax asset (liability) as of June 30, 1995 and 1996 are as follows:

                                                               1995             1996
                                                            ---------        ---------
                                                                  (in thousands)
Net operating loss carryforwards                            $ 16,715         $ 28,975
Allowance for doubtful accounts                                1,425            3,045
Acquisition costs, net                                         2,830            2,980
Research and development credits                               2,450            2,450
Other                                                            (25)           1,245
Accrued restructuring costs                                      170              770
Accrued relocation costs                                           -              600
Charge for settlement of class action litigation               6,000                -
Depreciation                                                    (650)            (545)
Software capitalization, net                                  (1,130)            (900)
Valuation allowance                                          (27,785)         (38,620)
                                                            ---------        ---------
                                                            $      -         $      -
                                                            =========        =========

      As of June 30, 1996, the Company had provided a valuation allowance of approximately $38,620,000 because realization of the Company's net deferred tax asset is not assured due to the historical losses incurred by the Company and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset would reduce the Company's effective tax rate in future periods.

      The Company has federal, state and foreign net operating loss carryforwards as of June 30, 1996 of approximately $75,000,000, $58,000,000 and $20,000,000, respectively. The federal and state losses expire in the years 1997 through 2011. The foreign losses have no expiration date. In addition, the Company has approximately $2,000,000 of federal research and development credit carryforwards which expire in the years 2000 through 2011.

      Utilization of the federal and state net operating loss and research and development credit carryforwards could be limited in future years if the Company were to experience a greater than 50% change in ownership within a 3 year period as defined in section 382 of the United States Internal Revenue Code of 1986.

7.    STOCK OPTION PLAN AND OTHER EMPLOYEE BENEFITS

      The Company adopted a stock option plan effective May 31, 1990, whereby incentive and nonqualified options and purchase rights may be granted to officers and other key employees. The total number of shares which may be granted under this plan is 1,650,000. As of June 30, 1996, 860,356 options are outstanding with exercise prices ranging from $0.67 to $22.25 per share.

      The Company adopted an additional nonqualified stock option plan effective July 21, 1993, whereby nonqualified options may be granted to officers and other key employees. The total number of shares which may be granted under this plan is 1,275,000. As of June 30, 1996, 688,719 options are outstanding with exercise prices ranging from $4.25 to $11.13 per share.

      The Company adopted an additional stock option plan effective April 20, 1994, whereby incentive and nonqualified stock options, as well as purchase rights, may be granted to officers, directors and other key employees. The total number of shares which may be granted under this plan is 2,200,000. As of June 30, 1996, 1,695,116 options are outstanding with exercise prices ranging from $4.25 to $13.00 per share.

      The Company adopted a fourth stock option plan effective January 4, 1996, whereby nonqualified stock options may be granted to non-executive officers and other key employees. The total number of shares which may be granted under this plan is 500,000. As of June 30, 1996, 305,600 options are outstanding with exercise prices of $5.00 per share.

      The following is a summary of common stock option transactions as of and for the years ended June 30, 1994, 1995 and 1996:

                                                                  1994                  1995                  1996
                                                            -------------        ---------------        ---------------
Outstanding, beginning of year                                 1,080,018              3,219,097              3,562,994
Granted                                                        3,393,120              1,598,048              1,726,100
Exercised                                                        (45,223)              (456,230)              (345,738)
Expired or canceled                                           (1,208,818)              (797,921)            (1,393,565)
                                                            -------------        ---------------        ---------------
Outstanding, end of year                                       3,219,097              3,562,994              3,549,791
                                                            =============        ===============        ===============
Options exercisable                                              893,876              1,536,208              1,846,150
                                                            =============        ===============        ===============
Exercisable options price per share                         $0.67-$22.25         $0.67 - $22.25         $0.67 - $22.25
                                                            =============        ===============        ===============

      In 1993, in connection with two of the Company's acquisitions, the Company granted stock purchase warrants for 393,750 shares with exercise prices ranging from $1.67 to $4.17. Since these exercise prices were below the fair value of the Company's common stock on the date of grant, the Company recorded a charge of $4,719,000 which was included as a component of the purchase price of the acquisitions. In 1994, in connection with the acquisition of Lotzof, the Company granted stock purchase warrants for 74,722 shares. (See Note 3.) During fiscal 1994, 1995 and 1996, 137,361, 173,000 and 40,750 stock purchase warrants were exercised, respectively. During fiscal 1994, 1995 and 1996, 37,361, 75,000 and 0 stock purchase warrants were canceled, respectively. Such outstanding stock purchase warrants expire in 2003.

      In May 1995, the Company issued a former customer a warrant to purchase 50,000 shares of common stock at an exercise price of $7.5625 per share which represented the fair market value of the common stock on the date an initial agreement to settle was reached. The warrant was issued as part of the consideration paid to settle litigation relating to the Company's client/server distribution software product. Such warrant expires in May 1997.

      In May 1995, the Company agreed to issue to certain former officers and directors or their designates stock purchase warrants to purchase an aggregate of 50,000 shares of common stock, at an exercise price of $10.00 per share which represented the fair market value of the common stock, in settlement of the Company's obligations to indemnify and defend such individuals under indemnification agreements regarding the facts giving rise to the class action litigation brought against the Company in January 1994. Such warrants will expire two years from the date of issuance.

      In January 1996, the Company issued a former customer a warrant to purchase 20,000 shares of common stock at an exercise price of $4.75 per share, which represented the fair market value of the common stock at the date of settlement. The warrant was issued as part of the consideration paid to settle litigation relating to the Company's client/server distribution product. Such warrant was exercised in fiscal year 1996.

      Effective July 1990, the Company adopted a profit sharing plan pursuant to
Section 401 of the Internal Revenue Code. The Company has not made any contributions to the profit sharing plan as of June 30, 1996. In addition, the Company adopted an Employee Stock Purchase Plan in August 1992 authorizing the issuance of up to an aggregate of 450,000 shares of common stock to participating employees. During fiscal 1994 and fiscal 1995 and fiscal 1996, the Company issued 62,325, 62,774 and 47,711 shares, respectively to participating employees.

      As of June 30, 1996, the total number of shares of common stock reserved for future issuance under existing stock option plans, warrants, and the Series B and Series C Preferred Stock (see Note 9), is approximately 8,460,771.

      On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan), which is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20% of the Company's then outstanding common stock or commences a tender offer for at least 20% of the Company's then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company, having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20% or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends. The rights, which expire on March 9, 2004, may be redeemed by the Company at a price of $0.01 per right.

8.    RESTRICTED STOCK

      In February 1996, the President, Chief Executive Officer and Chairman of the Board purchased 2,000,000 shares of restricted stock at a purchase price of $3.50, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured five-year promissory note in the principal amount of $3,500,000. The note bears simple interest at 6% per annum and is a recourse promissory note. The Company retained a repurchase right with respect to the restricted stock. The repurchase right lapsed with respect to 350,000 shares on the date of the restricted stock grant, and lapses with respect to 29,167 shares each month for 36 months so that after three years the repurchase right shall not apply to 1,400,000 shares. The repurchase right with respect to the remaining 600,000 shares lapses based on fulfillment of certain performance criteria with respect to the Company's operating revenues and profit after taxes for fiscal 1997, fiscal 1998 and fiscal 1999 years, or in any event after ten years. The Company also has loaned to the President, Chief Executive Officer and Chairman of the Board $3,500,000 pursuant to an unsecured five-year recourse promissory note, which bears interest at the rate of 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

      In February 1996, one of the Company's senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50, the then fair market value of the Company's common stock. In payment of one half of the purchase price, the Company executed a secured five-year promissory note in the principal amount of $875,000. The note bears simple interest at 6% per annum and is a recourse promissory note. The Company retained a repurchase right with respect to the restricted stock. The repurchase right lapsed with respect to 50,000 shares on the date of the restricted stock grant, and lapses with respect to 8,334 shares each month for 36 months, so that after three years the repurchase right shall not apply to 350,000 shares. The repurchase right with respect to the remaining 150,000 shares lapses based on fulfillment of certain performance criteria with respect to the Company's operating revenues and profit after taxes for fiscal 1997, fiscal 1998 and fiscal 1999 years, or in any event after ten years. The Company also has loaned to this senior executive officer $875,000 pursuant to an unsecured five-year recourse promissory note, which bears interest at the rate of 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

      In April 1996, one of the Company's senior executive officers purchased 450,000 shares of restricted stock at a purchase price of $6.25, the then fair market value of the Company's common stock. In payment of one half of the purchase price, the Company executed a secured five-year promissory note in the principal amount of $1,406,250. The note bears simple interest at 6% per annum and is a recourse promissory note. The Company retained a purchase right with respect to the restricted stock. The repurchase right lapsed with respect to 49,980 shares on the date of the restricted stock grant, and lapses with respect to 6,945 shares each month thereafter for 36 months, so that after three years the repurchase right shall not apply to 300,000 shares. The repurchase right with respect to the remaining 150,000 shares lapses based on fulfillment of certain performance criteria with respect to the Company's operating revenues and profit after taxes for fiscal 1997, fiscal 1998 and fiscal 1999 years, or in any event after ten years. The Company also has loaned to this senior executive officer $1,406,250 pursuant to an unsecured five-year promissory note, which bears interest at 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

9.    PREFERRED STOCK

      On September 22, 1994, the Company completed a private placement. The Company issued 2,490,000 shares of its newly created Series B Preferred Stock in exchange for cash totaling $13,769,700 to a group of venture capital investors. The preferred shares were issued at a price of $5.53 per share. The price per share was determined on September 9, 1994, at the completion of a term sheet satisfactory to the Company and the investors, and reflects a 20% discount from the average trading price for the Company's common stock for twenty of the thirty preceding days. Such preferred shares are convertible into common shares of the Company on a one-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $22.12 per share. The holder of preferred stock shall be entitled to vote with the holders of common stock on an as converted basis. The holders of a majority of the outstanding Series B Preferred Stock, voting together as a class, have the right to designate two members of the Board of Directors.

      On May 26, 1995, the Company completed a second private placement. The Company issued 231,598 shares of its newly created Series C Preferred Stock in exchange for cash totaling $18,226,700 to a group of venture capital investors. The preferred shares were issued at a price of $78.70 per share. The price per share reflects a 20% discount from the average trading price for the Company's common stock for twenty of the thirty preceding days. Such preferred shares are convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share. The holder of preferred stock shall be entitled to vote with holders of common stock on an as converted basis.

      The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock.

10.         SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in one industry segment: the design, development, marketing and support of financial applications software products.

      A summary of the Company's operations by geographic area is as follows:

                                          United                                       Latin
                                          States  Australasia   Europe    Canada      America   Consolidated
                                         -------  -----------   ------    ------      -------   ------------
                                                                   (in thousands)
Year Ended June 30, 1994:

Net revenues                             $38,336     $6,808     $4,140     $2,682       $1,432     $ 53,398
                                         ========    ========   =======    =======      ======     =========
Operating income (loss)                  (33,199)      (225)    (6,825)        26          621      (39,602)
                                         ========    ========   =======    =======      ======     =========
Identifiable assets                       37,996      2,875      4,970      1,956          333       48,130
                                         ========    ========   =======    =======      ======     =========

Year Ended June 30, 1995:

Net revenues                             $38,296     $8,813     $5,156     $3,418       $  470     $ 56,153
                                         ========    ========   =======    =======      ======     =========
Operating income (loss)                   (1,397)    (1,634)    (3,162)       (86)         470       (5,809)
                                         ========    ========   =======    =======      ======     =========
Identifiable assets                       55,331      3,048      4,489      2,965            -       65,833
                                         ========    ========   =======    =======      ======     =========

Year Ended June 30, 1996:

Net revenues                             $26,476     $8,294     $2,134     $3,042       $  609     $ 40,555
                                         ========    ========   =======    =======      ======     =========
Operating income (loss)                  (27,715)    (1,823)    (3,471)      (476)         609      (32,876)
                                         ========    ========   =======    =======      ======     =========
Identifiable assets                       31,732      3,164      2,857      2,249            -       40,002
                                         ========    ========   =======    =======      ======     =========

      Operating income (loss) of certain geographic areas for the year ended June 30, 1994 reflect reclassifications among geographic areas pursuant to certain intercompany agreements.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Platinum Software Corporation

We have audited the consolidated financial statements of Platinum Software Corporation as of June 30, 1995 and 1996, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated July 29, 1996. Our audits also included the financial statement schedule listed in Item 14 (a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Orange County, California
July 29, 1996

                          PLATINUM SOFTWARE CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                Balance at
                                                Beginning       Provision for      Amounts                           Balance at End
         Description                             of Year          Bad Debt        Written Off            Other           of Year
         -----------                             -------          --------        -----------            -----           -------
FOR THE YEAR ENDED JUNE 30, 1994:
     Allowance for doubtful accounts             $  822            $2,428          $    -              $     -           $3,250
                                                 =======           ======          =========           =========         =======

FOR THE YEAR ENDED JUNE 30, 1995:
     Allowance for doubtful accounts             $3,250            $2,621          $(2,462)            $1,451(1)         $4,860
                                                 =======           ======          =========           =========         =======

FOR THE YEAR ENDED JUNE 30, 1996:
     Allowance for doubtful accounts             $4,860            $6,606          $(2,343)            $     -           $9,123
                                                 =======           ======          =========           =========         =======

(1)  Amount represents a reclassification from accrued restructuring costs

                                Index to Exhibits

Exhibit No.                              Description                                                                 Location
    3.1              Second Restated Certificate of Incorporation of the Company.                                      (1)
    3.2              Certificate of Amendment to Second Restated Certificate of Incorporation of the Company           (6)
    3.3              Amended and Restated Bylaws of the Company, as currently in effect.
    3.6              Specimen Certificate of Common Stock.                                                             (2)
    4.1              Certificate of Designation of Rights, Preferences and Privileges of Series A Junior               (4)
                     Participating Preferred Stock
    4.2              Certificate of Designation of Preferences of Series B Preferred Stock                             (5)
    4.3              Certificate of Designation of Preferences of Series C Preferred Stock                             (6)
    4.4              Amended and Restated 8% Convertible, Exchangeable Subordinated Security in the
                     Principal Amount of $15,000,000 dated May 8, 1996
    10.1             Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and
                     Restricted Stock Purchase Plan - 1990 (the "1990 Plan").                                          (2)
    10.2             Form of Incentive Option Agreement pertaining to the 1990 Plan.                                   (2)
    10.3             Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                          (2)
    10.4             Form of Restricted Share Agreement pertaining to the Plan.                                        (2)
    10.5             Form of Indemnification Agreement for Officers and Directors of the Company.                      (2)
    10.6             Platinum Software Corporation Employee Stock Purchase Plan, as amended.                           (2)
    10.7             Employment Agreement, dated September 30, 1988, between the Company and Timothy
                     J. McMullen, together with an amendment dated August 26, 1992 thereto.                            (2)
    10.8             Employment Agreement, dated September 30, 1988, between the Company and Kevin P.
                     Riegelsberger, together with an amendment dated August 26, 1992 thereto.                          (2)
   10.10             1993 Nonqualified Stock Option Plan                                                               (3)
   10.11             Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock             (3)
                     Option Plan.
   10.12             1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase             (5)
                     Plan.
   10.13             Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                         (5)
   10.15             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and Altec Forms, Inc. (excluding disclosure schedules)                                    (5)
   10.16             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and MLDV Acquisition Co. (excluding disclosure schedules)                                 (5)
   10.17             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and FRC Consulting, Inc. (excluding disclosure schedules)                                 (5)
   10.18             Agreement of Purchase and Sale of Assets dated as of June 30, 1994, between the
                     Company and Platinum Latin America-Caribbean, Inc. (excluding disclosure schedules)               (5)
   10.24             Agreement of Purchase and Sale of Assets dated October 31, 1994 between the Company
                     and Westwood & Best Software Corporation (excluding disclosure schedules)                         (6)
   10.25             Agreement of Purchase and Sale of Assets dated August 31, 1994 between the Company
                     and Perot Systems Corporation (excluding disclosure schedules)                                    (6)
   10.26             Agreement of Purchase and Sale of Assets dated March 22, 1995 between the Company
                     and Baker Software Products Corporation (excluding disclosure schedules)                          (6)
   10.27             Agreement for Transfer of Software and Mutual Release dated July 22, 1994 between the
                     Company, Michael Rohan and Financial Reporting Technology, Inc.                                   (6)
   10.28             Stock Purchase Agreement dated September 22, 1994 between the Company and the
                     Series B Preferred Stock Investors                                                                (6)
   10.29             Registration Rights Agreement dated September 22, 1994 between the Company and the
                     Series B Preferred Stock Investors                                                                (6)
   10.30             Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and
                     the Series C Preferred Stock Investors                                                            (6)
   10.31             Amendment to Registration Rights Agreement dated May 26, 1995 between the Company
                     and the Series C Preferred Stock Investors                                                        (6)
   10.32             Stipulation for Partial Settlement of In Re Platinum Securities Litigation, dated July 14,
                     1994                                                                                              (6)
   10.33             Employment Offer letter with L. George Klaus dated February 7, 1996.                              (7)
   10.34             Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as
                     of February 7, 1996.                                                                              (7)
   10.35             Employment Offer letter with William L. Pieser dated February 7, 1996.                            (7)
   10.36             Restricted Stock Purchase Agreement between the Company and William L. Pieser dated
                     as of February 7, 1996.                                                                           (7)
   10.37             Agreement between the Company and Michael J. Simmons dated February 8, 1996.                      (7)
   10.38             Agreement between the Company and Carmelo J. Santoro dated February 8, 1996.                      (7)
   10.39             Agreement between the Company and Bruce C. Edwards dated February 8, 1996.                        (7)
   10.40             Agreement of Purchase and Sale of Assets dated as of February 29, 1996 between
                     Strategic Advantage Software Corporation, the Company, Cypher Business Systems, Ltd.,
                     and Slatershelfco 173, Ltd. (excluding disclosure schedules).                                     (7)
   10.41             Agreement of Purchase and Sale of Assets dated as of September 30, 1995 between
                     Platinum Treasury Systems, plc and the Company (excluding disclosure schedules).                  (7)
   10.42             Employment Offer letter with Ken Lally dated as of April 1, 1996                                  (7)
   10.43             Restricted Stock Purchase Agreement between the Company and Ken Lally dated as of
                     April 10, 1996.                                                                                   (7)
    22.1             Subsidiaries of the Company
    23.1             Consent of Ernst & Young LLP
    24.1             Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
    27               Financial Data Schedule

                  Executive Compensation Plans and Arrangements

Exhibit No.                                    Description                                                           Location

   10.1              1990 Plan                                                                                         (2)
   10.2              Form of Incentive Option Agreement pertaining to the 1990 Plan.                                   (2)
   10.3              Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                          (2)
   10.4              Form of Restricted Share Agreement pertaining to the 1990 Plan.                                   (2)
   10.7              Employment Agreement dated September 30, 1988 between the Company and Timothy J.
                     McMullen, together with an amendment dated August 26, 1992 thereto.                               (2)
   10.8              Employment Agreement dated September 30, 1988 between the Company and Kevin P.
                     Riegelsberger, together with an amendment dated August 26, 1992 thereto.                          (2)
   10.10             1993 Nonqualified Stock Option Plan                                                               (3)
   10.11             Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock
                     Option Plan.                                                                                      (3)
   10.12             1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase
                     Plan.                                                                                             (5)
   10.13             Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                         (5)
   10.33             Employment Offer letter with L. George Klaus dated February 7, 1996.                              (7)
   10.34             Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as
                     of February 7, 1996.                                                                              (7)
   10.35             Employment Offer letter with William L. Pieser dated February 7, 1996.                            (7)
   10.36             Restricted Stock Purchase Agreement between the Company and William L. Pieser dated
                     as of February 7, 1996.                                                                           (7)
   10.37             Agreement between the Company and Michael J. Simmons dated February 8, 1996.                      (7)
   10.38             Agreement between the Company and Carmelo J. Santoro dated February 8, 1996.                      (7)
   10.39             Agreement between the Company and Bruce C. Edwards dated February 8, 1996.                        (7)
   10.42             Employment offer letter with Ken Lally dated as of April 1, 1996                                  (7)
   10.43             Restricted Stock Purchase Agreement between the Company and Ken Lally dated as of                 (7)
                     April 10, 1996.

(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-57294.

(2) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-51566.

(3) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(4) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated April 14, 1994.

(5) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(6) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(7) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.