Form 10-Q
period 1996-09-30
PLATINUM SOFTWARE CORP
filed 1996-11-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 0-20740

                     --------------------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 453-4000

                     --------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---    ---
    As of November 6, 1996, there were 18,296,969 shares of common stock outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION............................................................................   3
       Item I - Financial Statements......................................................................   3
                Unaudited Condensed Consolidated Balance Sheets...........................................   3
                Unaudited Condensed Consolidated Statements of Operations.................................   4
                Unaudited Condensed Consolidated Statements of Cash Flows.................................   5
                Notes to Unaudited Condensed Consolidated Financial Statements............................   6
       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....   7
PART II - OTHER INFORMATION...............................................................................  13
       Item 1 - Legal Proceedings.........................................................................  13
       Item 6 - Exhibits and Reports on Form 8-K..........................................................  13
SIGNATURE       ..........................................................................................  14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                          PLATINUM SOFTWARE CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  September 30,        June 30,
                                                                                      1996               1996
                                                                                    ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $   4,801         $   5,402
  Short-term investments                                                               10,057            10,098
  Restricted cash                                                                           -             1,006
  Accounts receivable, net                                                              7,601             7,893
  Notes receivable from divestitures, net                                                 664               825
  Inventories                                                                             411               460
  Prepaid expenses and other                                                            1,374             1,638
                                                                                    ---------         ---------
        Total current assets                                                           24,908            27,322
Property and equipment, net                                                             8,469             8,896
Software development costs, net                                                         2,504             2,250
Acquired source code, net                                                                 870             1,088
Other assets                                                                              464               446
                                                                                    ---------         ---------
                                                                                    $  37,215         $  40,002
                                                                                    =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $   2,852         $   3,436
  Other accrued expenses                                                                7,466             7,522
  Accrued restructuring costs                                                           1,730             1,921
  Deferred revenue                                                                     10,705            10,912
                                                                                    ---------         ---------
        Total current liabilities                                                      22,753            23,791
                                                                                    ---------         ---------
Stockholders' equity:
  Preferred stock                                                                      31,996            31,996
  Common stock                                                                             18                18
  Additional paid-in capital                                                          111,416           111,194
  Less: notes receivable from officers for issuance of restricted stock               (11,563)          (11,563)
  Accumulated foreign currency translation adjustments                                    338               249
  Accumulated deficit                                                                (117,743)         (115,683)
                                                                                    ---------         ---------
         Total  stockholders' equity                                                    14,462            16,211
                                                                                    ---------         ---------
                                                                                    $  37,215         $  40,002
                                                                                    =========         =========

    The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                          PLATINUM SOFTWARE CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                 1996            1995
                                                                               --------        --------
Revenues:
   License fees                                                                $  5,081        $  6,776
   Consulting and professional services                                           2,121           3,229
   Support services                                                               3,523           2,425
   Royalty income                                                                   135             208
                                                                               --------        --------
                                                                                 10,860          12,638

Cost of revenues                                                                  4,162           5,508
                                                                               --------        --------
Gross profit                                                                      6,698           7,130
                                                                               --------        --------
Operating expenses:
   Sales and marketing                                                            5,060           6,181
   General and administrative                                                     1,679           1,565
   Software development                                                           2,241           4,213
                                                                               --------        --------

                                                                                  8,980          11,959
                                                                               --------        --------
Loss from operations                                                             (2,282)         (4,829)
Other income, net                                                                   222             346
                                                                               --------        --------

Net loss                                                                       $ (2,060)       $ (4,483)
                                                                               ========        ========

Net loss per share                                                             $  (0.11)       $  (0.32)
                                                                               ========        ========
Shares used in computing
   net loss per share                                                            18,134          14,011
                                                                               ========        ========

         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          PLATINUM SOFTWARE CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        Three Months Ended
                                                                                          September 30,

                                                                                    1996                 1995
                                                                                  --------             ---------

Cash flows from operating activities:
    Net loss                                                                      $ (2,060)            $  (4,483)
    Adjustments to reconcile net loss to net
      cash used in operating activities
         Depreciation and amortization                                               1,360                 1,420
         Interest accretion on class action settlement                                   -                    86
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable, net                             292                (1,505)
           (Increase) decrease in inventories                                           49                   (22)
           (Increase) decrease in prepaid expenses and other                           264                  (553)
           Increase in other assets                                                    (18)                  (13)
           Increase (decrease) in accounts payable                                    (584)                1,298
           Increase (decrease) in accrued expenses                                     (56)                  442
           Decrease in accrued restructuring costs                                    (191)                 (757)
           Decrease in deferred revenue                                               (207)                 (100)
                                                                                  --------             ---------
Cash used in operating activities                                                   (1,151)               (4,187)
                                                                                  --------             ---------
Cash flows from investing activities:
    Payments received on notes receivable from divestitures                            161                   102
    Capital expenditures                                                              (469)               (1,498)
    Capitalized software development costs                                            (500)                  (77)
    Purchase of short-term investments                                              (1,000)                    -
    Sale of short-term investments                                                   1,041                     -
                                                                                  --------             ---------
Cash used in investing activities                                                     (767)               (1,473)
                                                                                  --------             ---------
Cash flows from financing activities:
    Exercise of common stock options                                                   137                   208
    Issuance of common stock under the Employee Stock Purchase Plan                     85                   172
    Decrease in restricted cash                                                      1,006                   476
                                                                                  --------             ---------
Cash provided by financing activities                                                1,228                   856
                                                                                  --------             ---------
Effect of exchange rates on cash                                                        89                    50
                                                                                  --------             ---------

Net decrease in cash and cash equivalents                                             (601)               (4,754)
Cash and cash equivalents, beginning of period                                       5,402                26,276
                                                                                  --------             ---------
Cash and cash equivalents, end of period                                          $  4,801             $  21,522
                                                                                  ========             =========


         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          PLATINUM SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of September 30, 1996 and June 30, 1996, the results of its operations and cash flows for the three-months ended September 30, 1996 and 1995, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the three-months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

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

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The shares of common stock issuable in connection with the July 26, 1995 election to redeem the debenture have been treated as if they were outstanding from July 26, 1995 to September 30, 1995. Due to the agreement to rescind the Company's July 26, 1995 election to repay the debenture and the subsequent reinstatement of the debenture, the treatment for net loss per share purposes of the shares of common stock issuable in connection with the repayment of the debenture have been changed from being outstanding to common stock equivalents from October 1, 1995 to June 30, 1996. However, common stock equivalents were antidilutive for the years ended June 30, 1995 and 1996, and therefore, excluded from the calculation of net loss per share for such periods.

FISCAL 1996 RESTRUCTURING

During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for this product line. The restructuring resulted in a charge of $3,271,000 which was recorded in the second quarter of fiscal 1996. Such amount included approximately $1,160,000 for severance and other extended benefit costs related to the reduction in force, $1,239,000 for lease termination and buyout costs related to the closure of facilities and $872,000 in asset write-downs and other costs. The Company estimates that expense savings from the second quarter 1996 restructuring, on a quarterly basis, are $2,800,000 million. In February 1996, the Company had another reduction in force of approximately 40 positions. This reduction in force resulted in an additional restructuring charge of $2,297,000 which was recorded in the third quarter of fiscal 1996. Such amount included approximately $300,000 for severance and other extended benefit costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1,372,000 in asset write-downs and other costs. The Company estimates that expense savings from the third quarter 1996 restructuring, on a quarterly basis, are $900,000. Such savings from the two fiscal 1996 restructurings have been offset in part by the costs associated with the re-establishment of the direct sales force. See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations." During the three-months ended September 30, 1996, the Company paid approximately $191,000 for severance, lease termination and other costs relating to these two restructurings and the fiscal 1994 restructuring.

CONTINGENCIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net loss for the first quarter of fiscal 1997 was $2.1 million, or $0.11 per share, as compared to net loss of $4.5 million, or $0.32 per share, for the comparable quarter of fiscal 1996. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $10.9 million and $12.6 million for the three-months ended September 30, 1996 and 1995, respectively, representing a decrease of 14%. Included in revenues for the three-months ended September 30, 1995 was $223,000 of license fee revenues that were previously deferred as part of the fiscal 1994 restatement. Excluding the impact of the license fee revenues deferred as part of the restatement, revenues for the current quarter decreased $1.6 million or 12% from the comparable quarter of fiscal 1995.

Total license fee revenues were $5.1 million and $6.8 million for the three-months ended September 30, 1996 and 1995, respectively. Excluding license fee revenues that were deferred as part of the fiscal 1994 restatement, total license fee revenues were $5.1 million and $6.6 million for the three-months ended September 30, 1996 and 1995, respectively, representing a 22% decrease.

License fee revenues for the Company's Platinum SQL product (formerly named Platinum SQL NT) were approximately $3.3 million and $2.9 million for the three-months ended September 30, 1996 and 1995, respectively.

License fee revenues for the Platinum-DOS and Platinum for Windows products were approximately $1.6 million and $1.3 million for the three-months ended September 30, 1996 and 1995, respectively.

Excluding license fee revenues that were deferred as part of the fiscal 1994 restatement, license fee revenues for the Company's Platinum SQL Enterprise product line were $0 for the three-months ended September 30, 1996 as compared to approximately $1.9 million for the three months ended September 30, 1995. In October 1995, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform because of lack of recent license revenue (see Item 1 - "Notes to Unaudited Condensed Consolidated Financial Statements -- Fiscal 1996 Restructuring").

International license fee revenues were $1.8 million for the three-months ended September 30, 1996 and 1995.

Consulting and professional services revenue decreased 34% from $3.2 million in the three-months ended September 30, 1995 to $2.1 million in the three-months ended September 30, 1996. The decrease was primarily attributable to the involvement of the consulting and professional services division in providing formal training to distributors and dealers, and assisting them in transferring expertise gained in Platinum SQL Enterprise and Platinum SQL NT implementations over the last three years. During the remainder of fiscal 1997, the consulting and professional services division will focus more of its efforts in providing consulting and implementation services to customers and the Company expects professional services revenues to increase when compared to the first quarter of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Support services revenue increased 45% from revenues of $2.4 million for the three-months ended September 30, 1995 to $3.5 million in the three-months ended September 30, 1996. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and the increased effort to renew customers on maintenance contracts.

Gross Profit

Gross profit increased as a percentage of revenues from 56% for the three-months ended September 30, 1995 to 62% for the three-months ended September 30, 1996. The increase in gross profit percentage is due to higher support services revenues as a percentage of total revenues, which have higher margins than consulting and professional services revenues.

Operating Expenses

Total operating expenses decreased from $12.0 million for the three-months ended September 30, 1995 to $9.0 million for the three-months ended September 30, 1996. The decrease was primarily attributable to cost savings achieved from the termination of the direct sales force in October 1995 and the fiscal 1996 restructurings. Total operating expenses as a percentage of revenues were 83% and 95% for the three-months ended September 30, 1996 and 1995, respectively.

Sales and marketing expenses were approximately $5.1 million and $6.2 million for the three-months ended September 30, 1996 and 1995, respectively, or approximately 47% and 49% of total revenues. The decrease resulted from cost savings achieved from the termination of the direct sales force in October 1995. In the fourth quarter of fiscal 1996, the Company re-established a smaller direct sales force for its Platinum SQL product and expects sales and marketing expenditures to increase for the second quarter of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

General and administrative expenses were approximately $1.7 million and $1.6 million for the three-months ended September 30, 1996 and 1995, respectively, or approximately 15% and 12% of total revenues.

Software development expenditures were approximately $2.7 million and $4.3 million for the three-months ended September 30, 1996 and 1995, respectively, before capitalization of software costs of approximately $500,000 and $77,000, respectively. The decrease in the amount of software development expenses was due to a lesser number of development employees which resulted from personnel cuts in the fiscal 1996 restructurings, reduction in lease and other costs, and other cost savings in the fiscal 1996 restructurings. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 18% for the three-months ended September 30, 1996 and 2% for the three-months ended September 30, 1995. During the three-months ended September 30, 1996, costs were capitalized for the Platinum for Windows purchase order module and the multi-currency functionality for Platinum SQL. The Company expects that gross development expenditures should remain constant for the remainder of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Other Income

Other income for the three-months ended September 30, 1996 and 1995, was approximately $222,000 and $346,000, respectively. For the three-months ended September 30, 1996 and 1995, other income primarily represented interest earned on the Company's cash and cash equivalents.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $4,801,000. Cash and cash equivalents decreased by approximately $601,000 over the June 30, 1996 balance primarily due to cash used in operations. The Company had working capital of $3.5 million at June 30, 1996 versus working capital of $2.1 million at September 30, 1996. The decrease is primarily attributable to cash used in operations.

The Company's operations used approximately $1.2 million of cash and cash equivalents in the quarter ended September 30, 1996. Included in the use of cash and cash equivalents from operations was the investment of approximately $2.2 million in software development.

As part of the sale of certain Company product lines and divisions in the fiscal 1994 restructuring, the Company received payments on notes receivable from divestitures of approximately $161,000 during the quarter ended September 30, 1996. The Company also paid approximately $191,000 in severance, lease and other costs related to the fiscal 1994 and fiscal 1996 restructurings during the quarter ended September 30, 1996. At September 30, 1996, the Company had a $1,730,000 cash obligation related to lease termination and other costs of the fiscal 1994 and fiscal 1996 restructurings and this obligation will be funded from existing cash reserves and working capital.

The Company has taken steps to significantly reduce its operating expenses, through several reductions in work force over the past two years, as well as the disposition of several business units. If the Company is not successful in achieving targeted revenues, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force.

The Company experienced negative cash flow from operations for the first nine months of fiscal 1996 and the first three months of fiscal 1997 and positive cash flow from operations during the fourth quarter of fiscal 1996. The Company expects to be cash flow positive from operations commencing the third quarter of fiscal 1997. See "Business - Certain Considerations - Forward Looking Statements." Accordingly, the Company is dependent upon its ability to generate cash flow from license fees and other operating revenues, as well as the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity. The Company's cash and cash equivalents decreased from $5.4 million at June 30, 1996 to $4.8 million at September 30, 1996, principally due to the use of cash in operations. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with lease terminations, estimated to be approximately $152,000. In addition, there will be further cash outlays estimated at approximately $1.1 million in connection with the second quarter fiscal 1996 restructuring and approximately $466,000 in connection with the third quarter fiscal 1996 restructuring. The Company has taken steps to significantly reduce its operating expenses, through the reductions in work force, as well as the disposition of several business units that were not within the Company's core financial software application business. The Company has experienced negative cash flow from operations for the first nine months of fiscal 1996 and the first three months of fiscal 1997 and positive cash flow from operations during the fourth quarter of fiscal 1996. The Company expects to be cash flow positive from operations commencing the third quarter of fiscal 1997. See "Certain Considerations -- Forward Looking Statements." If the Company is not successful in achieving targeted revenues or positive cash flow, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force.

Disruption of Revenues. The negative events that have occurred at the Company since April 1994, including the fiscal 1994 restatement of the Company's financial statements for prior periods, an investigation by the SEC relating to the circumstances underlying the restatement, a securities class action lawsuit, several reductions in force, the closing of business units and poor financial performance, have caused potential customers to curtail or delay purchasing decisions or make purchases from other software vendors and have, accordingly, adversely impacted the Company's ability to generate revenue. Although, the Company has settled the securities class action, raised additional equity financing, and the SEC investigation has concluded, the negative effects on revenue from the negative events at the Company have continued. There can be no assurance that the difficulty in closing sales of software licenses will not continue in the future or that Authorized Dealers or Authorized Consultants will continue to represent the Company's products and, accordingly, revenues may be significantly impacted in the future.

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

Dependence on Distribution Channels. The Company distributes its Platinum DOS and Platinum for Windows products exclusively through third-party dealers and VARs, and distributes its Platinum SQL software product through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, resellers, software consultants and systems integrators, and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its Authorized Dealers or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its Authorized Dealers and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

In the fourth quarter of fiscal 1996, the Company began reestablishing a direct sales force for its middle market client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will be successful in generating revenue or that it will not lead to conflicts with the Company's dealer channel.

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

Dependence on Platinum SQL Product Line. Platinum SQL, which is a successor product to Platinum SQL Enterprise which was first introduced in June 1992, and to Platinum SQL NT, which was first introduced in December 1994, is a relatively new integrated financial and management information software product for use on client/server computing systems. It is common for complex programs such as Platinum SQL to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. The Company has been informed by customers of certain errors with respect to its Platinum SQL product which the Company is addressing. The inability of the Company to correct the errors, or any significant delay in correcting the errors in Platinum SQL, will have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operates could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has two principal product lines, Platinum for Windows (including Platinum-DOS) and Platinum SQL. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and some of the core accounting modules of Platinum for Windows were released during the quarters ended June 30, 1995 and December 31, 1995. Version
3.3 of Platinum SQL and additional modules of Platinum for Windows are scheduled for release in calendar 1996. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

Shares Eligible for Future Sale. As of November 6, 1996, the Company had 18,296,969 shares of common stock outstanding. There are presently 2,435,000 shares of Series B Preferred Stock and 231,598 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,435,000 and 2,315,980 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option plans. In addition, certain third parties hold warrants to purchase an aggregate of 105,000 shares of common stock. The holders of these warrants have the right to require the Company to register the sale of the shares of common stock issuable upon exercise of the warrants. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

       (a)    Exhibits

              None.

       (b)    Reports on Form 8-K

              None.

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

                                                 PLATINUM SOFTWARE CORPORATION
                                                 -----------------------------
                                                           (Registrant)

Date: November 13, 1996                             /s/ MICHAEL J. SIMMONS
                                                 -----------------------------
                                                 Michael J. Simmons
                                                 Chief Financial Officer
                                                (Principal Financial Officer
                                                 and Duly Authorized Officer)