Form 10-Q
period 1996-12-31
PLATINUM SOFTWARE CORP
filed 1997-02-12
CIK 891178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______ TO _______


                          COMMISSION FILE NO. 0-20740

                         -------------------------------

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

                         -------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

   As of January 29, 1997, there were 18,685,199 shares of common stock outstanding.

                                     INDEX





PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Item I -Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                   Unaudited Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . .   3
                   Unaudited Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . .   4
                   Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . .   5
                   Notes to Unaudited Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . .   6
Item 2 -           Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .   7
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 1 -Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 4 -Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 6 -Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
SIGNATURE             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                         PLATINUM SOFTWARE CORPORATION
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------
                                                                             December 31,         June 30,
                                                                                 1996              1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $    8,948        $    5,402
  Short-term investments                                                           5,534            10,098
  Restricted cash                                                                      -             1,006
  Accounts receivable, net                                                         7,807             7,893
  Notes receivable from divestitures, net                                            413               825
  Inventories                                                                        502               460
  Prepaid expenses and other                                                       1,813             1,638
---------------------------------------------------------------------------------------------------------------
        Total current assets                                                      25,017            27,322
Property and equipment, net                                                        7,873             8,896
Software development costs, net                                                    2,520             2,250
Acquired source code, net                                                            653             1,088
Other assets                                                                         508               446
---------------------------------------------------------------------------------------------------------------
                                                                              $   36,571        $   40,002
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $    3,297        $    3,436
  Other accrued expenses                                                           6,714             7,522
  Accrued restructuring costs                                                      1,533             1,921
  Deferred revenue                                                                 9,491            10,912
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 21,035            23,791
---------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock                                                                 31,692            31,996
  Common stock                                                                        19                18
  Additional paid-in capital                                                     113,239           111,194
  Less: notes receivable from officers for issuance of restricted stock          (11,563)          (11,563)
  Accumulated foreign currency translation adjustments                               419               249
  Accumulated deficit                                                           (118,270)         (115,683)
---------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                15,536            16,211
---------------------------------------------------------------------------------------------------------------
                                                                              $   36,571        $   40,002
===============================================================================================================





   The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                         PLATINUM SOFTWARE CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                 Six Months Ended
                                                      December 31,                      December 31,
                                                  1996            1995             1996             1995
---------------------------------------------------------------------------------------------------------------
Revenues:
  License fees                              $  6,524            $  4,201         $ 11,605         $ 10,977
  Consulting and professional services         2,362               2,872            4,483            6,101
  Support services                             3,658               2,786            7,181            5,211
  Royalty income                                 138                 297              273              505
---------------------------------------------------------------------------------------------------------------
                                              12,682              10,156           23,542           22,794

Cost of revenues                               4,743               5,042            8,905           10,550
---------------------------------------------------------------------------------------------------------------
Gross profit                                   7,939               5,114           14,637           12,244
---------------------------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                          5,413               4,513           10,473           10,694
  General and administrative                   1,047               1,722            2,726            3,287
  Software development                         2,168               3,932            4,409            8,145
  Charge for restructuring                         -               5,600                -            5,600
---------------------------------------------------------------------------------------------------------------
                                               8,628              15,767           17,608           27,726
---------------------------------------------------------------------------------------------------------------
Loss from operations                            (689)            (10,653)          (2,971)         (15,482)
Other income (expense), net                      162                (306)             384               40
---------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes          (527)            (10,959)          (2,587)         (15,442)
Provision for income taxes                         -                   -                -                -
---------------------------------------------------------------------------------------------------------------
Net loss                                       $(527)            (10,959)         $(2,587)         (15,442)
===============================================================================================================
Net loss per share                           $ (0.03)            $ (0.82)        $  (0.14)         $ (1.13)
===============================================================================================================
Shares used in computing
  net loss per share                          18,378              13,353           18,256           13,682
===============================================================================================================



   The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         PLATINUM SOFTWARE CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                      December 31,
                                                                                1996                1995
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                 $    (2,587)           $(15,442)
   Adjustments to reconcile net loss to net
     cash used in operating activities
         Depreciation and amortization                                            2,691               2,864
         Interest accretion on class action settlement                                -                 605
         Charge for restructuring                                                     -               5,600
         Change in operating assets and liabilities:
           Decrease in accounts receivable, net                                      86                 170
           (Increase) decrease in inventories                                       (42)                 97
           Increase in prepaid expenses and other                                  (175)               (241)
           (Increase) decrease in other assets                                      (62)                 47
           Decrease in accounts payable                                            (139)               (684)
           Decrease in accrued expenses                                            (781)               (523)
           Decrease in accrued restructuring costs                                 (355)             (1,624)
           Decrease in deferred revenue                                          (1,421)             (1,100)
---------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                (2,785)            (10,231)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Payments received on notes receivable from divestitures                          412                 338
   Increase in notes receivable from divestitures                                     -                (411)
   Capital expenditures, net                                                       (734)             (1,988)
   Capitalized software development costs                                          (769)               (306)
   Purchase of short-term investments                                            (4,500)                  -
   Sale of short-term investments                                                 9,064                   -
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                   3,473              (2,367)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Exercise of common stock options                                               1,597                 671
   Issuance of common stock under the Employee Stock Purchase Plan                   85                 172
   Decrease in restricted cash                                                    1,006                 476
---------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                             2,688               1,319
---------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                    170                 (45)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              3,546             (11,324)
Cash and cash equivalents, beginning of period                                    5,402              26,276
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $      8,948           $  14,952
===============================================================================================================

   The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                         PLATINUM SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of December 31, 1996 and June 30, 1996, the results of its operations for the three and six months ended December 31, 1996 and 1995 and its cash flows for the six months ended December 31, 1996 and 1995, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

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

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The shares of common stock issuable in connection with the July 26, 1995 election to redeem the debenture have been treated as if they were outstanding from July 26, 1995 to September 30, 1995. Due to the agreement to rescind the Company's July 26, 1995 election to repay the debenture and the subsequent reinstatement of the debenture, the treatment for net loss per share purposes of the shares of common stock issuable in connection with the repayment of the debenture have been changed from being outstanding to common stock equivalents from October 1, 1995 to December 31, 1995. However, common stock equivalents were antidilutive for the three and six months ended December 31, 1996 and 1995, and therefore, excluded from the calculation of net loss per share for such periods.

FISCAL 1996 RESTRUCTURING

During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for this product line. The restructuring resulted in a charge of $5.6 million which was recorded in the second quarter of fiscal 1996.

Such amount included charges for severance and other extended benefit costs related to the reduction in force, lease termination and buyout costs related to the closure of facilities and asset write-downs and other costs. The Company estimates that expense savings from the second quarter 1996 restructuring, on a quarterly basis, are $2.8 million. In February 1996, the Company had another reduction in force of approximately 40 people. This reduction in force resulted in an additional restructuring charge of $4.2 million which was recorded in the third quarter of fiscal 1996. Such amount included charges for severance and other extended benefit costs related to the reduction in force, lease termination and buyout costs related to the closure of facilities and asset write-downs and other costs. The Company estimates that expense savings from the third quarter 1996 restructuring, on a quarterly basis, are $900,000. The savings from the two fiscal 1996 restructurings have been offset in part by the costs associated with the re-establishment of the direct sales force. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." During the six months ended December 31, 1996, the Company paid approximately $355,000 for severance, lease termination and other costs relating to these two restructurings and the fiscal 1994 restructuring.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net loss for the second quarter of fiscal 1997 was $527,000, or $0.03 per share, as compared to a net loss of $11.0 million, or $0.82 per share, for the comparable quarter of fiscal 1996. Net loss for the first six months of fiscal 1997 was $2.6 million or $0.14 per share, as compared to a net loss of $15.4 million, or $1.13 per share, for the comparable period of fiscal 1996. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $12.7 million and $10.2 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 25%. Revenues were approximately $23.5 million and $22.8 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 3%.

Total license fee revenues were approximately $6.5 million and $4.2 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 55% and approximately $11.6 million and $11.0 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 6%.

License fee revenues for the Company's Platinum SQL product (formerly named Platinum SQL NT) were approximately $4.3 million and $1.7 million for the three months ended December 31, 1996 and 1995, respectively, and $7.6 million and $4.6 million for the six months ended December 31, 1996 and 1995, respectively. The increases primarily resulted from the re-establishment of the Company's direct sales force which began in the fourth quarter of fiscal 1996.

License fee revenues for the Platinum-DOS and Platinum for Windows products were approximately $2.0 million and $1.6 million for the three months ended December 31, 1996 and 1995, respectively, and $3.5 million and $3.1_million for the six months ended December 31, 1996 and 1995. The increases primarily resulted from the availability of a complete suite of Platinum for Windows core modules during the quarter ended December 31, 1996, as well as a change in sales strategy to have the primary sales responsibility for this product reside at the Company's corporate headquarters instead of in the field.

License fee revenues for the Company's Platinum SQL Enterprise product line were approximately $0 and $550,000 for the three months ended December 31, 1996 and 1995, respectively, and $0 and $2.4 million for the six months ended December 31, 1996 and 1995, respectively. In October 1995, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform because of lack of recent license revenues (see Item 1 - "Notes to Unaudited Condensed Consolidated Financial Statements -- Fiscal 1996 Restructuring").

International license fee revenues were $2.2 million and $1.3 million for the three months ended December 31, 1996 and 1995, respectively, and $3.9 million and $3.1 million for the six months ended December 31, 1996 and 1995, respectively. These increases were due to the increases in the license fee revenues for the Platinum SQL and Platinum-DOS and Platinum for Windows products.

Consulting and professional services revenue decreased 18% from revenues of $2.9 million in the three months ended December 31, 1995 to $2.4 million in the three months ended December 31, 1996 and decreased 27% from revenues of $6.1 million in the six months ended December 31, 1995 to $4.5 million in the six months ended December 31, 1996. The decreases were primarily attributable to the involvement of the consulting and professional services division during fiscal 1996 in providing formal training to the Company's distributors and dealers, and the transferring of expertise gained in Platinum SQL Enterprise and Platinum SQL NT implementations. During fiscal 1997, the consulting and professional services division has and will focus more of its efforts on providing consulting and implementation services to customers, and the Company expects the dollar amount of professional services revenues to continue to increase when compared to the second and first quarter of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Support services revenue increased 31% from revenues of $2.8 million in the three months ended December 31, 1995 to $3.7 million in the three months ended December 31, 1996 and increased 38% from revenues of $5.2_million in the six months ended December 31, 1995 to $7.2 million in the six months ended December 31, 1996. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and an increased effort to renew customers on maintenance contracts which the Company commenced in early fiscal 1997.

Gross Profit

Gross profit increased as a percentage of revenues from 50% for the three months ended December 31, 1995 to 63% for the three months ended December 31, 1996. Gross profit increased as a percentage of revenues from 54% for the six months ended December 31, 1995 to 62% for the six months ended December 31, 1996 The increases in gross profit percentage are primarily due to higher license fee revenues and higher support services revenues as a percentage of total revenues, which have higher margins than consulting and professional services revenues.

Operating Expenses

Excluding the restructuring charge of $5.6 million in the three months ended December 31, 1995, total operating expenses decreased from $10.2 million for the three months ended December 31, 1995 to $8.6 million for the three months ended December 31, 1996. The decrease was primarily attributable to cost savings achieved from the fiscal 1996 restructurings. Excluding the restructuring charge of $5.6 million in the three months ended December 31, 1995, total operating expenses as a percentage of revenues were 68% and 100% for the three months ended December 31, 1996 and 1995, respectively. Excluding the restructuring charge of $5.6 million in the six months ended December 31, 1995, total operating expenses decreased from $22.1 million for the six months ended December 31, 1995 to $17.6 million for the six months ended December 31, 1996. Excluding the restructuring charge of $5.6 million in the six months ended December 31, 1995, total operating expenses as a percentage of revenues were 75% and 97% for the six months ended December 31, 1996 and 1995, respectively.

Sales and marketing expenses were approximately $5.4 million and $4.5 million for the three months ended December 31, 1996 and 1995, respectively, or approximately 43% and 44% of total revenues. Sales and marketing expenses were approximately $10.5 million and $10.7 million for the six months ended December 31, 1996 and 1995, respectively, or approximately 45% and 47% of total revenues. The slight decrease in the six months ended December 31, 1996 resulted from cost savings achieved from the termination of the Company's direct sales force in October 1995. In the fourth quarter of fiscal 1996, the Company re-established a smaller direct sales force for its Platinum SQL product and this accounts for the increase in expenses for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995.

General and administrative expenses were approximately $1.0 million and $1.7 million for the three months ended December 31, 1996 and 1995, respectively, or approximately 8% and 17% of total revenues. General and administrative expenses were approximately $2.7 million and $3.3 million for the six months ended December 31, 1996 and 1995, respectively, or approximately 12% and 14% of total revenues. The decreases were primarily a result of the decreased reserves provided for uncollectible accounts receivable and decreased reserves provided for litigation and threatened litigation.

Software development expenditures were approximately $2.4 million and $4.2 million for the three months ended December 31, 1996 and 1995, respectively, before capitalization of software costs of approximately $269,000 and $229,000, respectively. Software development expenditures were approximately $5.2 million and $8.5 million for the six months ended December 31, 1996 and 1995, respectively, before capitalization of software costs of approximately $769,000
and $306,000, respectively.   The decreases in the amount of software
development expenses were due to a lesser number of development employees which resulted from personnel cuts in the fiscal 1996 restructurings and other cost savings in the fiscal 1996 restructurings. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 11% for the three months ended December 31, 1996 and 6% for the three months ended December 31, 1995. The percentage of capitalized software development costs to total software development costs was 15% for the six months ended December 31, 1996 and 4% for the six months ended December 31, 1995. During the three and six months ended December 31, 1996, costs were capitalized for the Platinum for Windows purchase order, inventory and order entry modules and the multi-currency functionality for Platinum SQL. The Company expects that gross development expenditures should remain constant for the remainder of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Other Income (Expense)

Other income (expense) for the three months ended December 31, 1996 and 1995, was approximately $162,000 and ($306,000), respectively. Other income for the six months ended December 31, 1996 and 1995, was approximately $384,000 and $40,000, respectively. For the three and six months ended December 31, 1996, other income primarily represented interest earned on the Company's cash and cash equivalents and short-term investments. For the three and six months ended December 31, 1995, other income (expense) primarily represented interest earned on the Company's cash and cash equivalents and short-term investments, offset by interest expense on the Company's debenture.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $8.9 million. Cash and cash equivalents increased by approximately $3.5 million over the June 30, 1996 balance. The increase is primarily attributable to the net sale of short term investments, proceeds received from the exercise of stock options and the decrease in restricted cash, offset by cash used in operations. The Company had working capital of $3.5 million at June 30, 1996 as compared to working capital of $4.0 million at December 31, 1996.

The Company's operations used approximately $2.8 million of cash and cash equivalents in the six months ended December 31, 1996. This was primarily due to the net loss from operations offset by non-cash items, principally depreciation and amortization, and to the reduction of current liabilities.

As part of the sale of certain Company product lines and divisions in the fiscal 1994 restructuring, the Company received payments on notes receivable from divestitures of approximately $412,000 during the six months ended December 31, 1996. The Company also paid approximately $355,000 in severance, lease and other costs related to the fiscal 1994 and fiscal 1996 restructurings during the six months ended December 31, 1996. At December 31, 1996, the Company had a $1.5 million cash obligation related to lease termination and other costs of the fiscal 1994 and fiscal 1996 restructurings and this obligation will be funded from existing cash reserves and working capital.

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

The Company experienced negative cash flow from operations for the first nine months of fiscal 1996 and the first six months of fiscal 1997 and positive cash flow from operations during the fourth quarter of fiscal 1996. The Company expects to be cash flow positive from operations commencing the third quarter of fiscal 1997. See "Business - Certain Factors That May Affect Future Results
- Forward Looking Statements." Accordingly, the Company is dependent upon its ability to generate cash flow from license fees and other operating revenues, as well as the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity. The Company's cash and cash equivalents increased from $5.4 million at June 30, 1996 to $8.9 million at December 31, 1996, principally due to the net sale of short term investments, proceeds received from the exercise of stock options and the decrease in restricted cash, offset by cash used in operations. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with lease terminations, estimated to be approximately $131,000. In addition, there will be further cash outlays estimated at approximately $967,000 in connection with the second quarter fiscal 1996 restructuring and approximately $395,000 in connection with the third quarter fiscal 1996 restructuring. The Company has taken steps to significantly reduce its operating expenses, through the reductions in work force, as well as the disposition of several business units that were not within the Company's core financial software application business. The Company has experienced negative cash flow from operations for the first nine months of fiscal 1996 and the first six months of fiscal 1997 and positive cash flow from operations during the fourth quarter of fiscal 1996. The Company expects to be cash flow positive from operations during the third quarter of fiscal 1997. See "Forward Looking Statements." If the Company is not successful in achieving targeted revenues or positive cash flow, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force.

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

Dependence on Distribution Channels. The Company distributes its Platinum DOS and Platinum for Windows products exclusively through third- party dealers and VARs, and distributes its Platinum SQL software product through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, resellers, software consultants and systems integrators, and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its Authorized Dealers or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its Authorized Dealers and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

In the fourth quarter of fiscal 1996, the Company began reestablishing a direct sales force for its middle market client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will be successful in generating revenues or that it will not lead to conflicts with the Company's dealer channel.

The Company's Platinum SQL product (formerly named Platinum SQL NT) was first introduced on a limited basis to the network of Authorized Dealers during the quarter ended December 31, 1994. Platinum SQL, a client/server financial software application designed to run on Microsoft Windows NT and Microsoft SQL server, is a more technically complex product than Platinum for Windows and Platinum-DOS and requires additional skill and training to successfully implement. The Company presently has over 70 authorized Platinum SQL dealers who have completed training from which approximately 30 dealers generate greater than 90% of the indirect sales of Platinum SQL and is actively seeking additional skilled Authorized Dealers to sell Platinum SQL. Delays in training Authorized Dealers or recruiting additional skilled Authorized Dealers could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line. There can be no assurance that the Company's direct or indirect sales efforts will be successful.

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

New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has two principal product lines, Platinum for Windows (including Platinum-DOS) and Platinum SQL. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and all of the core accounting modules of Platinum for Windows were released during the quarter ended June 30, 1995 and calendar 1996. Version 4.1 of Platinum SQL, which includes multi-currency functionality for the core accounting modules, is scheduled for release during the fourth quarter of fiscal 1997. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

Shares Eligible for Future Sale. As of January 29, 1997, the Company had 18,685,199 shares of common stock outstanding. There are presently 2,435,000 shares of Series B Preferred Stock and 231,598 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,435,000 and 2,315,980 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option plans. In addition, certain third parties hold warrants to purchase an aggregate of 105,000 shares of common stock. The holders of these warrants have the right to require the Company to register the sale of the shares of common stock issuable upon exercise of the warrants. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

Forward Looking Statements. This quarterly report contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results include, without limitation, the impact of competitive products, pricing, the discovery of undetected errors or software bugs in the Company's products, subsequent changes in business strategy or plan, the ability of the Company to overcome recent negative events such as restructurings and reductions in force, and the ability of the Company to recruit and train dealers for the Platinum SQL product. Certain other risks and uncertainties are described under "Certain Factors That May Affect Future Results."

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

On October 24, 1996, the Company held its annual meeting of stockholders and at such meeting L. George Klaus, Carmelo J. Santoro, W. Douglas Hajjar, Richard J. Goeglein, Robert Finzi and Donald R. Dixon were elected as directors of the Company by the Common, Series B and Series C stockholders. Each share of Series B Preferred Stock is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval and is also entitled to designate two members of the Board of Directors at each election of directors. Each Share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval. The holders of Series B Preferred Stock designated, by written consent, Arthur J. Marks and L. John Doerr as members of the Board of Directors. Other items considered at the annual meeting of stockholders included the ratification of the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 and the approval of an amendment to the Company's Certificate of Incorporation to eliminate actions by written consent by common stockholders.

The ratification of the appointment of Ernst & Young, LLP was approved by a majority of the stockholders present and entitled to vote at the meeting. Specifically, the total outstanding shares available for voting at the meeting was 18,157,286 shares of Common Stock of which 16,049,721 were present or represented at the meeting; 2,490,000 shares of Series B Preferred Stock of which all 2,490,000 shares were present or represented at the meeting; and 2,315,980 shares of Series C Preferred Stock (on an as-converted basis) of which 2,315,980 were present or represented at the meeting. A total of 20,855,701 shares of Common Stock, Series B Preferred Stock and Series C Preferred Stock (on an as- converted basis) were present or represented at the meeting. 15,999,280 shares of Common Stock, 2,490,000 shares of Series B Preferred Stock and 2,315,980 shares of Series C Preferred Stock voted in favor of the ratification of Ernst & Young, LLP, 27,523 shares of Common Stock voted against, and 22,918 shares of Common Stock abstained from voting.

The proposal to amend the Company's Certificate of Incorporation to eliminate actions by written consent by common stockholders was approved by a majority of the outstanding shares of Common Stock, Series B Preferred Stock and Series C Preferred Stock voting together as one class. With respect to the amendment to the Certificate of Incorporation, 7,450,354 shares of Common Stock, 2,490,000 shares of Series B Preferred Stock, 2,315,980 shares of Series C Preferred Stock (on an as-converted basis) or a total of 12,256,334 shares voted in favor of the amendment. 1,465,233 shares of Common Stock voted against the amendment and 119,889 shares of Common Stock abstained from voting.

With respect to the election of directors, 16,049,721 shares of Common Stock were available for voting at the meeting and 2,490,000 shares of Series B Preferred Stock and 2,315,980 shares of Series C Preferred Stock (on an as-converted basis) were available for voting at the meeting. All shares of Series B and Series C Preferred Stock voted in favor of all of the nominated directors. The following nominees received the votes by common stockholders as noted below:

                               NAME                            VOTES FOR                      WITHHELD AUTHORITY
                     L. George Klaus                           15,961,673                           88,048
                     Carmelo J. Santoro                        15,958,783                           90,938
                     W. Douglas Hajjar                         15,961,673                           88,048
                     Richard J. Goeglein                       15,961,661                           88,060
                     Robert Finzi                              15,961,529                           88,192
                     Donald R. Dixon                           15,961,517                           88,204

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

      (a)    Exhibits

          3.2 Certificate of Amendment to Second Restated Certificate of Incorporation

          3.3 Amended and Restated Bylaws of the Company as currently in effect

         27        Financial Data Schedule

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


                                              PLATINUM SOFTWARE CORPORATION
                                              -----------------------------
                                                   (Registrant)


Date:  February 10, 1997                      /s/ MICHAEL J. SIMMONS
                                              -----------------------------
                                                   Michael J. Simmons
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Duly Authorized Officer)