Form 10-Q
period 1997-03-31
PLATINUM SOFTWARE CORP
filed 1997-05-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______ TO _______


                           COMMISSION FILE NO. 0-20740

                     --------------------------------------

                          PLATINUM SOFTWARE CORPORATION
--------------------------------------------------------------------------------
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

As of April 30, 1997, there were 18,890,577 shares of common stock outstanding.

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION..........................................................................    3

       Item I - Financial Statements....................................................................    3
                Unaudited Condensed Consolidated Balance Sheets.........................................    3
                Unaudited Condensed Consolidated Statements of Operations...............................    4
                Unaudited Condensed Consolidated Statements of Cash Flows...............................    5
                Notes to Unaudited Condensed Consolidated Financial Statements..........................    6

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...    7

PART II - OTHER INFORMATION.............................................................................   14

       Item 1 - Legal Proceedings.......................................................................   14

       Item 6 - Exhibits and Reports on Form 8-K........................................................   14

SIGNATURE...............................................................................................   15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                          PLATINUM SOFTWARE CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                March 31,          June 30,
                                                                                  1997               1996
                                                                                ---------          ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $   6,124          $   5,402
  Short-term investments                                                            9,548             10,098
  Restricted cash                                                                      --              1,006
  Accounts receivable, net                                                          8,407              7,893
  Notes receivable from divestitures, net                                              --                825
  Inventories                                                                         367                460
  Prepaid expenses and other                                                        1,653              1,638
                                                                                ---------          ---------
        Total current assets                                                       26,099             27,322
Property and equipment, net                                                         8,090              8,896
Software development costs, net                                                     2,480              2,250
Acquired software, net                                                                709              1,088
Other assets                                                                          359                446
                                                                                ---------          ---------
                                                                                $  37,737          $  40,002
                                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   3,315          $   3,436
  Other accrued liabilities                                                         5,836              7,522
  Accrued restructuring costs                                                       1,415              1,921
  Deferred revenue                                                                  9,780             10,912
                                                                                ---------          ---------
        Total current liabilities                                                  20,346             23,791
                                                                                ---------          ---------

Stockholders' equity:
  Preferred stock                                                                  31,692             31,996
  Common stock                                                                         19                 18
  Additional paid-in capital                                                      114,477            111,194
  Less: notes receivable from officers for issuance of restricted stock           (11,563)           (11,563)
  Accumulated foreign currency translation adjustments                                398                249
  Accumulated deficit                                                            (117,632)          (115,683)
                                                                                ---------          ---------

        Total stockholders' equity                                                 17,391             16,211
                                                                                ---------          ---------

                                                                                $  37,737          $  40,002
                                                                                =========          =========


    The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                          PLATINUM SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Three Months Ended          Nine Months Ended
                                                           March 31,                  March 31,
                                                    ---------------------      ----------------------
                                                      1997         1996          1997          1996
                                                    --------     --------      ---------     --------
Revenues:
   License fees                                     $  6,555     $  3,619      $ 18,160      $ 14,596
   Consulting and professional services                2,685        2,153         7,168         8,254
   Support services                                    3,897        2,590        11,078         7,801
   Royalty income                                        869           --         1,142           505
                                                    --------     --------      --------      --------
                                                      14,006        8,362        37,548        31,156
Cost of revenues                                       5,403        5,107        14,308        15,657
                                                    --------     --------      --------      --------
Gross profit                                           8,603        3,255        23,240        15,499
                                                    --------     --------      --------      --------
Operating expenses:
   Sales and marketing                                 5,812        4,659        16,285        15,353
   General and administrative                            240        5,673         2,966         8,960
   Software development                                2,259        3,047         6,668        11,192
   Charge for restructuring                               --        4,200            --         9,800
                                                    --------     --------      --------      --------
                                                       8,311       17,579        25,919        45,305
                                                    --------     --------      --------      --------
Income (loss) from operations                            292      (14,324)       (2,679)      (29,806)
Other income (expense), net                              346         (186)          730          (146)
                                                    --------     --------      --------      --------
Income (loss) before provision for income taxes          638      (14,510)       (1,949)      (29,952)
Provision for income taxes                                --           --            --            --
                                                    --------     --------      --------      --------
Net income (loss)                                   $    638     $(14,510)     $ (1,949)     $(29,952)
                                                    ========     ========      ========      ========

Net income (loss) per share                         $   0.03     $  (0.97)     $  (0.11)     $  (2.13)
                                                    ========     ========      ========      ========

Shares used in computing net income
   (loss) per share                                   25,222       14,897        18,413        14,087
                                                    ========     ========      ========      ========

         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          PLATINUM SOFTWARE CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          1997         1996
                                                                        --------      --------
Cash flows from operating activities:
    Net loss                                                            $ (1,949)     $(29,952)
    Adjustments to reconcile net loss to net
      cash used in operating activities
         Depreciation and amortization                                     4,020         4,794
         Interest accretion on class action settlement                        --           905
         Charge for restructuring                                             --         9,800
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable, net                  (788)        3,609
           Decrease in inventories                                            93           215
           (Increase) decrease in prepaid expenses and other                 (15)            8
           Decrease in other assets                                           87            59
           (Decrease) in accounts payable                                   (121)         (937)
           Increase (decrease) in other accrued liabilities               (1,615)        1,992
           (Decrease) in accrued restructuring costs                        (467)       (2,187)
           Increase (decrease) in deferred revenue                        (1,132)          530
                                                                        --------      --------
Cash used in operating activities                                         (1,887)      (11,164)
                                                                        --------      --------

Cash flows from investing activities:
    Payments received on notes receivable from divestitures                  825           378
    Increase in notes receivable from divestitures                            --          (411)
    Capital expenditures, net                                             (1,790)       (2,151)
    Capitalized software development costs                                (1,001)         (306)
    Purchase of short-term investments                                    (9,500)           --
    Sale of short-term investments                                        10,050            --
                                                                        --------      --------
Cash used in investing activities                                         (1,416)       (2,490)
                                                                        --------      --------

Cash flows from financing activities:
    Exercise of common stock options                                       2,633         1,033
    Issuance of common stock under the Employee Stock Purchase Plan          237           269
    Decrease in restricted cash                                            1,006           476
                                                                        --------      --------
Cash provided by financing activities                                      3,876         1,778
Effect of exchange rates on cash                                             149           (64)
                                                                        --------      --------

Net increase (decrease) in cash and cash equivalents                         722       (11,940)
Cash and cash equivalents, beginning of period                             5,402        26,276
                                                                        --------      --------
Cash and cash equivalents, end of period                                $  6,124      $ 14,336
                                                                        ========      ========

         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                          PLATINUM SOFTWARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of March 31, 1997 and June 30, 1996, the results of its operations for the three and nine months ended March 31, 1997 and 1996, and its cash flows for the nine months ended March 31, 1997 and 1996, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) and the reduction of certain reserves no longer needed (See Item 2
- Management's Discussions and Analysis of Financial Condition and Results of Operations) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

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

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The shares of common stock issuable in connection with the July 26, 1995 election to redeem the debenture have been treated as if they were outstanding from July 26, 1995 to September 30, 1995. Due to the agreement to rescind the Company's July 26, 1995 election to repay the debenture and the subsequent reinstatement of the debenture, the treatment for net income
(loss) per share purposes of the shares of common stock issuable in connection with the repayment of the debenture have been changed from being outstanding to common stock equivalents from October 1, 1995 to March 31, 1996. Common stock equivalents were antidilutive for the three months ended March 31, 1996 and the nine months ended March 31, 1997 and 1996, and therefore, have been excluded from the calculation of net income (loss) per share for such periods.

FISCAL 1996 RESTRUCTURING

During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for this product line. The restructuring resulted in a charge of $5.6 million which was recorded in the second quarter of fiscal 1996. Such amount included charges for severance and other extended benefit costs related to the reduction in force, lease termination and buyout costs related to the closure of facilities and asset write-downs and other costs. The Company estimates that expense savings from the second quarter 1996 restructuring, on a quarterly basis, are $2.8 million. See "Certain Factors That May Affect Future Results - Forward Looking Statements." In February 1996, the Company had another reduction in force of approximately 40 people. This reduction in force resulted in an additional restructuring charge of $4.2 million which was recorded in the third quarter of fiscal 1996. Such amount included charges for severance and other extended benefit costs related to the reduction in force, lease termination and buyout costs related to the closure of facilities and asset write-downs and other costs. The Company estimates that expense savings from the third quarter 1996 restructuring, on a quarterly basis, are $900,000. See "Certain Factors That May Affect Future Results - Forward Looking Statements." The savings from the two fiscal 1996 restructurings have been offset in part by the costs associated with the re-establishment of the direct sales force. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." During the nine months ended March 31, 1997, the Company paid approximately $467,000 for severance, lease termination and other costs relating to these two restructurings and the fiscal 1994 restructuring.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net income for the third quarter of fiscal 1997 was $638,000, or $0.03 per share, as compared to a net loss of $14.5 million, or $0.97 per share, for the comparable quarter of fiscal 1996. Net loss for the first nine months of fiscal 1997 was $1.9 million or $0.11 per share, as compared to a net loss of $30.0 million, or $2.13 per share, for the comparable period of fiscal 1996. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $14.0 million and $8.4 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 67%. Revenues were approximately $37.5 million and $31.2 million for the nine months ended March 31, 1997 and 1996, respectively, representing an increase of 21%. The increases for the three months and nine months ended March 31, 1997 resulted primarily from increases in revenues in the areas as detailed below.

Total license fee revenues were approximately $6.6 million and $3.6 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 81% and approximately $18.2 million and $14.6 million for the nine months ended March 31, 1997 and 1996, respectively, representing an increase of 24%.

License fee revenues for the Company's Platinum SQL product (formerly named Platinum SQL NT) were approximately $4.6 million and $1.4 million for the three months ended March 31, 1997 and 1996, respectively, and $12.2 million and $3.1 million for the nine months ended March 31, 1997 and 1996, respectively. The increases resulted primarily from the re-establishment of the Company's direct sales force in the fourth quarter of fiscal 1996.

License fee revenues for the Platinum for DOS and Platinum for Windows products were approximately $1.7 million and $1.5 million for the three months ended March 31, 1997 and 1996, respectively, and $5.2 million and $4.4 million for the nine months ended March 31, 1997 and 1996. The increases resulted primarily from the commercial availability of a complete suite of Platinum for Windows core modules during the quarter ended March 31, 1997, as well as a change in sales strategy to have the primary sales responsibility for this product reside at the Company's corporate headquarters instead of in the field.

International license fee revenues were $2.6 million and $1.6 million for the three months ended March 31, 1997 and 1996, respectively, and $6.5 million and $4.7 million for the nine months ended March 31, 1997 and 1996, respectively. These increases were due to the increases in international license fee revenues for the Company's Platinum SQL and Platinum for DOS and Platinum for Windows products.

Consulting and professional services revenue increased 25% from revenues of $2.2 million in the three months ended March 31, 1996 to $2.7 million in the three months ended March 31, 1997 and decreased 13% from revenues of $8.3 million in the nine months ended March 31, 1996 to $7.2 million in the nine months ended March 31, 1997. The increase in the three months ended March 31, 1997 was primarily attributable to the Company's increased focus in fiscal 1997 on providing consulting and implementation services to customers. The decrease in the nine months ended March 31, 1997 was primarily attributable to the involvement of the consulting and professional services division during late fiscal 1996 and early fiscal 1997 in providing non-revenue generating formal training to the Company's distributors and dealers, and the transferring of expertise gained in Platinum SQL Enterprise and Platinum SQL NT implementations.

Support services revenue increased 50% from revenues of $2.6 million in the three months ended March 31, 1996 to $3.9 million in the three months ended March 31, 1997 and increased 42% from revenues of $7.8 million in the nine months ended March 31, 1996 to $11.1 million in the nine months ended March 31, 1997. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and an increased effort to renew customers on maintenance contracts which effort the Company commenced in early fiscal 1997.

Royalty income revenue increased from revenues of $0 in the three months ended March 31, 1996 to $869,000 in the three months ended March 31, 1997 and increased from revenues of $505,000 in the nine months ended March 31, 1996 to $1.1 million in the nine months ended March 31, 1997. These increases were principally due to the receipt of the final royalty obligation related to a divested business in the amount of approximately $312,000, and from the receipt of the final payment of amounts owed of approximately $412,000 on a royalty note receivable from a divestiture in excess of the carrying value of the note receivable.

Gross Profit

Gross profit increased as a percentage of revenues from 39% for the three months ended March 31, 1996 to 61% for the three months ended March 31, 1997. Gross profit increased as a percentage of revenues from 50% for the nine months ended March 31, 1996 to 62% for the nine months ended March 31, 1997. The increases in gross profit percentage were primarily due to higher license fee revenues and royalty income revenues as a percentage of total revenues, which have higher margins than consulting and professional services revenues.

Operating Expenses

Excluding the restructuring charge of $4.2 million in the three months ended March 31, 1996, total operating expenses decreased from $13.4 million for the three months ended March 31, 1996 to $8.3 million for the three months ended March 31, 1997. Excluding the restructuring charge of $9.8 million in the nine months ended March 31, 1996, total operating expenses decreased from $35.6 million for the nine months ended March 31, 1996 to $25.9 million for the nine months ended March 31, 1997. The decreases were primarily attributable to cost savings achieved from the fiscal 1996 restructurings as well as reductions of certain relocation, legal and tax reserves no longer needed totaling approximately $1.0 million, offset in part by the re-establishment of the direct sales force. Excluding the restructuring charge of $4.2 million in the three months ended March 31, 1996, total operating expenses as a percentage of revenues were 59% and 160% for the three months ended March 31, 1997 and 1996, respectively. Excluding the restructuring charge of $9.8 million in the nine months ended March 31, 1996, total operating expenses as a percentage of revenues were 69% and 114% for the nine months ended March 31, 1997 and 1996, respectively.

Sales and marketing expenses were approximately $5.8 million and $4.7 million for the three months ended March 31, 1997 and 1996, respectively, or approximately 41% and 56% of total revenues. Sales and marketing expenses were approximately $16.3 million and $15.4 million for the nine months ended March 31, 1997 and 1996, respectively, or approximately 43% and 49% of total revenues. These dollar amount increases were a result of the re-establishment of a direct sales force for the Company's Platinum SQL product.

General and administrative expenses were approximately $240,000 and $5.7 million for the three months ended March 31, 1997 and 1996, respectively, or approximately 2% and 68% of total revenues. General and administrative expenses were approximately $3.0 million and $9.0 million for the nine months ended March 31, 1997 and 1996, respectively, or approximately 8% and 29% of total revenues. For the three months and nine months ended March 31, 1996, the Company provided additional reserves of approximately $1.6 million for accounts receivable from Platinum SQL sales to third party dealers, relocation costs of approximately $1.6 million associated with the hiring of new senior management executives, a write-down of property and equipment in the amount of approximately $500,000, and additional legal reserves in the amount of $500,000. During the quarter ended March 31, 1997, the Company relieved certain relocation, legal and tax reserves that were no longer needed totaling approximately $1.0 million. This was due to the completion of the relocation of the executive officers, confirmation of insurance coverage on certain legal claims previously believed to be self-insured and closure of certain tax audits. The Company expects that in the fourth quarter of fiscal 1997, general and administrative expenses will return to levels approximating those reported in the second quarter of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Software development expenditures were approximately $2.5 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively, before capitalization of software costs of approximately $232,000 and $0, respectively. Software development expenditures were approximately $7.7 million and $11.5 million for the nine months ended March 31, 1997 and 1996, respectively, before capitalization of software costs of approximately $1.0 million and $306,000, respectively. The decreases in the amount of software development expenses were due to a lesser number of development employees as a result of personnel cuts in the fiscal 1996 restructurings and other cost savings in the fiscal 1996 restructurings. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 9% for the three months ended March 31, 1997 and 0% for the three months ended March 31, 1996. The percentage of capitalized software development costs to total software development costs was 13% for the nine months ended March 31, 1997 and 3% for the nine months ended March 31, 1996. During the three and nine months ended March 31, 1997, costs were capitalized for the Platinum for Windows purchase order, inventory and order entry modules and the multi-currency functionality for Platinum SQL. The Company expects that gross development expenditures should remain constant for the remainder of fiscal 1997. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Other Income (Expense)

Other income (expense) for the three months ended March 31, 1997 and 1996, was approximately $346,000 and $(186,000), respectively. Other income (expense) for the nine months ended March 31, 1997 and 1996, was approximately $730,000 and $(146,000), respectively. For the three and nine months ended March 31, 1997, other income primarily represented interest earned on the Company's cash and cash equivalents and short-term investments. For the three and nine months ended March 31, 1996, other income (expense) primarily represented interest earned on the Company's cash and cash equivalents and short-term investments, offset by interest expense on the Company's debenture.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $6.1 million. Cash and cash equivalents increased by approximately $722,000 over the June 30, 1996 balance. The increase is primarily attributable to the net sale of short term investments, payments received on notes receivable from divestitures, proceeds received from the exercise of stock options and the decrease in restricted cash, offset by cash used in operations, capital expenditures and capitalized software costs. The Company had working capital of $3.5 million at June 30, 1996 as compared to working capital of $5.8 million at March 31, 1997.

The Company's operations used approximately $1.9 million of cash and cash equivalents in the nine months ended March 31, 1997. This was primarily due to the net loss from operations and investments in operating assets partially offset by non-cash items, principally depreciation and amortization, and to the reduction of current liabilities.

As part of the sale of certain Company product lines and divisions in the fiscal 1994 restructuring, the Company received payments on notes receivable from divestitures of approximately $825,000 during the nine months ended March 31, 1997. The Company also paid approximately $467,000 in severance, lease and other costs related to the fiscal 1994 and fiscal 1996 restructurings during the nine months ended March 31, 1997. At March 31, 1997, the Company had a $1.4 million cash obligation related to lease termination and other costs of the fiscal 1994 and fiscal 1996 restructurings and this obligation will be funded from existing cash reserves and working capital.

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

The Company experienced positive cash flow from operations for the third quarter of fiscal 1997. The Company is dependent upon its ability to generate cash flow from license fees and other operating revenues, as well as the collection of its outstanding accounts receivable to maintain current liquidity levels. The Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the following factors, among others, which may cause the actual results to differ materially from those projected in the forward looking statement. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

Liquidity. The Company's cash and cash equivalents increased from $5.4 million at June 30, 1996 to $6.1 million at March 31, 1997, principally due to the net sale of short term investments, payments received on notes receivable from divestitures, proceeds received from the exercise of stock options and the decrease in restricted cash, offset in part by cash used in operations, capital expenditures and capitalized software costs. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with lease terminations, estimated to be approximately $377,000. In addition, there will be further cash outlays estimated at approximately $110,000 in connection with the second quarter fiscal 1996 restructuring and approximately $928,000 in connection with the third quarter fiscal 1996 restructuring. The Company has taken steps to significantly reduce its operating expenses, through the reductions in work force, as well as the disposition of several business units that were not within the Company's core financial software application business. The Company experienced positive cash flow from operations during the third quarter of fiscal 1997. If the Company is not successful in achieving targeted revenues or continued positive cash flow, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force.

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

Horizontal Product Strategy. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to financial accounting applications, such as sales force automation, help desk, enterprise resource planning or human resources. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. Any future acquisitions or investments would be accompanied by the risks commonly encountered in the acquisitions of businesses. Some of these risks include, among other things, the integration of previously distinct businesses into one business unit, the substantial management time devoted to such activities, the potential disruption of the Company's ongoing business, undisclosed liabilities, the failure to realize anticipated benefits (such as synergies and cost savings), and issues related to product transition (such as development, distribution and customer support). The Company expects that the consideration paid in future acquisitions, if any, would be in the form of stock, rights to purchase stock, cash or a combination thereof. Dilution to existing stockholders and earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Some of the risks associated with joint development agreements or technology licenses include development delays, product bugs or errors, issues related to the integration or transition of the new products, such as providing adequate customer support, effectively selling and marketing the new product and coordinating development efforts.

Dependence on Distribution Channels. The Company distributes its Platinum for DOS and Platinum for Windows products exclusively through third-party dealers and VARs, and distributes its Platinum SQL software product through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, resellers, software consultants and systems integrators, and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its Authorized Dealers or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its Authorized Dealers and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for its middle market client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will be successful in generating revenues or that it will not lead to conflicts with the Company's dealer channel.

The Company's Platinum SQL product (formerly named Platinum SQL NT) was first introduced on a limited basis to the network of Authorized Dealers during the quarter ended December 31, 1994. Platinum SQL, a client/server financial software application designed to run on Microsoft Windows NT and Microsoft SQL server, is a more technically complex product than Platinum for Windows and Platinum for DOS and requires additional skill and training to be implemented successfully. The Company presently has over 70 authorized Platinum SQL dealers who have completed training from which approximately 30 dealers generate greater than 90% of the indirect sales of Platinum SQL and is actively seeking additional skilled Authorized Dealers to sell Platinum SQL. Delays in training Authorized Dealers or recruiting additional skilled Authorized Dealers could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line. There can be no assurance that the Company's direct or indirect sales efforts will be successful.

Dependence on Platinum SQL Product Line. Platinum SQL, which is a successor product to Platinum SQL Enterprise which was first introduced in June 1992, and to Platinum SQL NT, which was first introduced in December 1994, is an integrated financial and management information software product for use on client/server computing systems. It is common for complex programs such as Platinum SQL to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. The Company has been informed by customers of certain errors with respect to its Platinum SQL product which the Company is addressing. The inability of the Company to correct the errors, or any significant delay in correcting the errors in Platinum SQL, will have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operates could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has two principal product lines, Platinum for Windows (including Platinum for DOS) and Platinum SQL. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and all of the core accounting modules of Platinum for Windows were released during the quarter ended June 30, 1995 and calendar 1996. Version 4.1 of Platinum SQL, which includes multi-currency functionality for the core accounting modules, is scheduled for release during the fourth quarter of fiscal 1997. See "Forward Looking Statements." In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

Shares Eligible for Future Sale. As of April 30, 1997, the Company had 18,890,577 shares of common stock outstanding. There are presently 2,435,000 shares of Series B Preferred Stock and 231,598 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,435,000 and 2,315,980 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option plans. In addition, certain third parties hold warrants to purchase an aggregate of 105,000 shares of common stock. The holders of these warrants have the right to require the Company to register the sale of the shares of common stock issuable upon exercise of the warrants. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

                                             PLATINUM SOFTWARE CORPORATION
                                                     (Registrant)


Date: May 14, 1997                           /s/ MICHAEL J. SIMMONS
                                             ----------------------------
                                              Michael J. Simmons
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Duly Authorized Officer)