Form 10-K
period 1997-06-30
PLATINUM SOFTWARE CORP
filed 1997-09-29
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________to _________________


                         Commission file number 0-20740

                      ------------------------------------

                          PLATINUM SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              33-0277592
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

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

                      ------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $138,621,721 (computed using the closing sales price of $11.0625 per share of Common Stock on September 2, 1997 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 20,249,739 shares of the registrant's Common Stock, par value $.001 per share, outstanding on September 2, 1997.

                      ------------------------------------

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 29, 1997, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1997, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Platinum Software Corporation ("Platinum" or the "Company") designs, develops, markets and supports a broad range of integrated financial applications software products targeted for use by businesses of all sizes worldwide. The Company's software products have been designed and developed primarily for use on client/server networked systems with a focus toward financial applications software solutions. The Company has two primary software product lines: Platinum(R) for Windows, a Windows-based powerful local area network ("LAN")-based integrated financial and management information software application and Platinum(R) SQL, a client/server financial accounting software application optimized for use with Microsoft Windows NT and the Microsoft SQL Server and Sybase SQL Server relational database management systems which are targeted at medium-sized organizations. The Company also continues to market the predecessor to the Platinum for Windows product line, the Platinum-DOS software products. The Company's products not only perform sophisticated accounting and financial functions, but can be fully integrated with an organization's information system to provide comprehensive, on-line management information system solutions. The Company's software products incorporate a significant number of internationalized features to address global market opportunities for financial and management information, including support for national languages, multiple currencies and accounting for value-added taxation. The Company also offers consulting, training and support services to supplement the use of its software products by its customers.

         On June 30, 1997 the Company acquired Clientele Software, Inc., a privately held provider of help-desk automation software. As a result, effective June 30, 1997, the Company began marketing and supporting the Clientele(R) line of help desk software products.

         The Company was incorporated in Delaware in November 1984 under the name "Platinum Holdings Corporation." In September 1992, the Company changed its name to Platinum Software Corporation. The Company has seven operating subsidiaries: Platinum Software Canada, Ltd., Platinum Software (Aust.) Pty. Limited, Platinum Software (N.Z.) Limited, Platinum Software (U.K.) Limited, Platinum Software (Ireland) Limited, Platinum Software (North Asia) Limited and Platinum Software Asia, Pte. Unless the context otherwise requires, references to the "Company" herein includes Platinum Software Corporation and its operating subsidiaries. The Company's headquarters and principal place of business are located at 195 Technology Drive, Irvine, California 92618-2402, and its telephone number is (714) 453-4000.

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

TECHNOLOGY STRATEGY

         The Company's technology strategy is to develop leading line of business software applications using industry standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces and networks. The Company developed its own proprietary application development tools to create its first generation of client/server products, but is increasingly exploiting standard tools as they become available. The Company's core product architecture incorporates many of the foundation technologies of client/server computing. These elements include:

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

         Advanced Networking/Communications

         The Company's products are designed to operate on both LANs and wide area networks ("WANs"). The Company supports popular industry standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes. The Company's networking support offers advanced features such as: (i) concurrent access to data and to critical functions for all network users; (ii) a high degree of fault tolerance; (iii) high levels of security; (iv) a wide range of options for configuring different users on the network; and (v) remote access and processing.

         Industry Standard User Interfaces

         The Company has incorporated numerous features into its user interfaces to simplify access to and operation of its products. The Company's products generally conform to the Common User Access standard and include the ability to mirror the form of printed output on the screen. The Company's Platinum SQL and Platinum for Windows product lines incorporate the popular Microsoft Windows graphical user interfaces ("GUIs"). The Company's GUI tools include industry standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. In addition, the Company's Platinum SQL and Platinum for Windows products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. These tools and the Windows multiple document interface ("MDI") give the user interface a popular look and feel. The Company's Platinum for Windows product was designed using the Windows 95 user interface standards, incorporating document centric views, the use of the single document interface, tab oriented forms and wizards for application set up and configuration.

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

         The Company also has developed an extensive tool kit for its Platinum SQL product line. The core tools for the Platinum SQL product line deliver a complete client/server development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. The intuitive visual interface of the forms designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard visual basic macro language and Object Linking and Embedding ("OLE") version 2.0 with full ActiveX support enable all Platinum SQL applications to exchange data and integrate with external OLE-enabled Microsoft Windows applications. The Platinum SQL Customization Workbench is a software developers kit for Platinum SQL which enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The Customization Workbench includes technical reference guides and diagrams, an OLE integration kit and certain report script source code.

         Client/Server Technology

         In order to fully exploit the capabilities of the client/server model of computing, the Company has optimized its Platinum SQL product line for both the Microsoft SQL Server database and the Sybase SQL Server database. All major data manipulation functions are implemented in the native language of both of the database servers, Transact SQL, and thereby are executed as "stored procedures" that are processed solely on the server. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches, provides scaleable high performance, and provides inherent portability of the RDBMS to a large number of server, hardware and operating system platforms without code change or conversion.

PRODUCTS

         The Company designs, develops, markets and supports a broad range of integrated financial applications software products that provide organizations with technically advanced business solutions. The Company's two primary software product lines are Platinum for Windows and Platinum SQL. In addition, the Company sells and supports its Platinum-DOS software products. The Company also continues to provide support for the installed base of Platinum SQL Enterprise (formerly SeQueL to Platinum(R)), a product which the Company discontinued marketing in 1996.

         On June 30, 1997, the Company acquired Clientele Software, Inc., a privately held provider of help desk automation software, and as of this date began marketing the Clientele(R) line of help desk software products. The Company also develops and markets a variety of related applications software products that enable users to customize the Company's software products and to integrate these software products with general productivity applications software.

         Platinum for Windows and Platinum-DOS

         Platinum for Windows is a Windows-based client/server financial accounting software package for smaller businesses whose corporate computing environment consists of LANs comprised of personal computers. Platinum for Windows is the next generation of the Company's Platinum-DOS-based and Platinum Premier Financial Applications accounting applications. First introduced in June 1995, Platinum for Windows includes a Windows-based client which was designed around the interface standards of Microsoft Windows 95 to handle all user interaction and data maintenance. The Windows-based client interacts with an application server which runs postings, reports and utilities. Both the client and the server communicate with the LAN-based Btrieve database. Since no database conversions are required to upgrade from the Platinum-DOS-based product to Platinum for Windows, this ensures a smooth upgrade path for DOS users.

         The following modules of Platinum for Windows are presently generally available: Premier Ledger with FRx, Premier Consolidations, Premier Currency Translation, Premier Inter-Company Processing, Premier Budgeting, Foreign Currency Manager, System Manager, General Ledger, Bank Book, Accounts Receivable, Accounts Payable, Purchase Order, Order Entry, Inventory, Advanced Allocations, and Budget Manager.

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

         Revenues attributable to licenses of the DOS-based Platinum applications, including the Platinum Premier Financial Applications, were $8,940,000, $3,780,000 and $2,243,000, exclusive of revenues attributable to the Platinum Advanced Manufacturing System software application (which was sold effective October 31, 1994) and license fee revenues that were deferred as part of the fiscal 1994 restatement, or 15%, 9% and 4% of the Company's total revenues in fiscal years 1995, 1996 and 1997, respectively. Revenue attributable to licenses of Platinum for Windows (which first began shipping in June 1995) were $203,000, $2,295,000 and $5,193,000, or 0%, 5% and 9% of the Company's
total revenues in fiscal years 1995, 1996 and 1997, respectively.

         Platinum SQL

         Platinum SQL, a client/server financial accounting software application is targeted at medium-sized companies and subsidiaries or divisions of large enterprises. These organizations require the power and sophistication of high-end client/server applications but desire a rapid and unobtrusive product implementation cycle for managing their critical business information. The product is optimized for use with both the Microsoft SQL Server and the Sybase SQL Server database. Platinum SQL minimizes the complexities of client/server installation by providing the user with installation wizards which help configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, Platinum SQL was designed for the Microsoft Windows NT server platform and runs on Windows 3.x, Windows for Workgroups, Windows NT and Windows 95 client platforms. Platinum SQL is integrated with the Microsoft Office Professional suite of software products and supports Microsoft OLE, version 2.0, which enables customers to integrate not only other Microsoft products but any OLE 2.0-compliant application. In addition, Platinum SQL is a 32-bit server application that takes full advantage of the Microsoft SQL server for Windows NT.

         The following modules of Platinum SQL are currently generally available: General Ledger with FRx and System Manager, Multi-Currency Manager, Accounts Receivable, Accounts Payable, Inventory Control, Cash Management, Order Entry, Purchase Order, Asset Management, Advanced Allocations, Budget Manager, FRx remote drill down viewer and Customization Workbench. Version 4.2 of Platinum SQL is scheduled for general release in December 1997. See "Certain Considerations - Forward Looking Statements." Version 4.2 will include enhanced consolidation capabilities and new on-line planning wizards and troubleshooting utilities as well as maintenance fixes. See "Certain Considerations - Forward Looking Statements."

         License fees for Platinum SQL vary depending upon the number of concurrent users and platform. Revenues attributable to licenses of Platinum SQL, which first began shipping in December 1994 were $3,202,000, $7,902,000, and $17,931,000, or 5%, 18% and 31% of the Company's total revenues in fiscal years 1995, 1996 and 1997, respectively.

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

         Clientele

         On June 30, 1997, the Company acquired Clientele Software, Inc., a privately held provider of help-desk automation software for the mid-market. See "Recent Acquisition." The Clientele line of products includes applications used for managing customer service and support ("CS&S") operations. The CS&S market divides into two general arenas: internal help desk, used by internal departments (in general the management information systems department) supporting the organization's internal workforce; and external help desk for supporting the customers, vendors, and suppliers that the Company conducts business with. Clientele markets products for both applications, and has different configuration options that allow the products to appeal to departments of varying sizes. The base products are designed for small departments of less than 25 support representatives, and a module that enables connectivity to a SQL Server database allows the products to scale to organizations with hundreds of support personnel. Another Clientele module provides for replication and information synchronization among distributed CS&S organizations. Revenues attributable to licenses from the Clientele products were $1,940,000, $3,139,000 and $3,906,000, or 3%, 7% and 7% of the Company's total revenues in the fiscal years 1995, 1996 and 1997, respectively.

         Other Products

         The Company also offers a line of integration kits and database products that support its Platinum for Windows and Platinum-DOS-based line of software products and licenses these products to its Value Added Resellers ("VARs"), distributors, Authorized Consultants and end-users. The Company also serves as an OEM vendor for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies.

PROFESSIONAL SERVICES

         The Company's professional services division, formed in July 1992, provides consulting services to customers in the design and implementation of the Company's software products, as well as education, training and other services. Prior to fiscal 1995, the division also provided custom modifications and created applications which interfaced with the Company's software products. In August 1994, the Company sold the assets related to its custom software development operations. See "Restructurings." The professional services division functions in domestic and international markets and primarily focuses on larger corporate accounts. Professional services are generally provided on a time and materials basis. Revenues from professional services were approximately $11,265,000, $9,940,000, and $10,716,000, or 20%, 23% and 19% of total revenues, in fiscal years 1995, 1996 and 1997, respectively.

         During the first nine months of fiscal 1996, the professional services division was very involved in the training of the Company's VARs and distributors in selling and supporting the Platinum SQL product. Professional services staff provided formal training to distributors and VARs and worked with them on the job to transfer expertise gained in Platinum SQL Enterprise and Platinum SQL NT implementations. During fiscal 1997, the professional services division focused more of its efforts in providing consulting and implementation services to customers. The Company believes that its provision of professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers and stimulates demand for the Company's products.

MARKETING, SALES AND DISTRIBUTION

         The Company sells and markets its products and services directly and through a network of VARs, distributors and software consultants who generally market the Company's products on a nonexclusive basis. The Company's products are sold to and used by a broad customer base, including businesses, government bodies, educational institutions and other users. The Company sells its Platinum for Windows, Platinum DOS, and Platinum SQL products through VARs or distributors. In October 1995, the Company discontinued its direct sales force for its Platinum SQL Enterprise product. Later in fiscal 1996, the Company hired three new senior executives, and following an assessment of the Company's business operations, the Company decided to start selling the Platinum SQL product through a direct sales force as well as through a network of VARs. The Company, in the fourth quarter of fiscal 1996, commenced development of this direct sales force to supplement the efforts of the VARs and distributors. The Company's field sales organization is divided into geographic regions: United States, divided into Northeast, Southeast, Midwest, Southwest, and West, Canada, United Kingdom/Europe/Middle East/Africa, Australia/New Zealand, Asia and other international countries. The Company sells the Clientele products through an internal telesales organization and intends to begin selling the products through its direct sales force beginning in late calendar 1997 or early calendar 1998. See "Certain Considerations - Forward Looking Statements."

         The Company's network of VARs and Authorized Consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company's products as a condition of being authorized by the Company to sell its products. The Company's VARs include consulting groups and resellers, the majority of whom provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products but professional firms who offer implementation services and product support to end-users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts. The Company permits VARs and distributors to return Platinum-DOS and Platinum for Windows products that were returned by the end-user customers, within 30 days of purchase, upon payment of a restocking fee, provided such products remain in their original packages, excluding product upgrades and demonstration software.

         To support the Company's network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with their growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

         In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Australia, New Zealand, Canada, Hong Kong and Singapore to further such sales and marketing efforts. The Company sells its products in Europe, including Russia, Latin and South America, Africa, Asia and the Middle East principally through third-party distributors and dealers. The Company's international revenues were approximately $17,857,000, $14,079,000 and $17,368,000, or 31%,
32% and 30% of total revenues, in fiscal years 1995, 1996 and 1997, respectively. See "Note 9 of Notes to Consolidated Financial Statements."

         The Company currently has sales offices located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Orange County, California, New York, San Francisco, Washington, D.C., Toronto, Canada, Auckland, New Zealand, London, England, Sydney and Melbourne, Australia, Hong Kong and Singapore.

         Products are generally shipped as orders are received or within 30 days thereof and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

         Since inception, the Company has made substantial investments in product development, which is evidenced by the following product releases: the 1985 release of a LAN-based client/server accounting package that offered a high degree of multi-user concurrency; the 1988 release of an accounting package written for OS/2; the 1990 release of a LAN-based software package that provided comprehensive support for international accounting requirements; the 1991 release of a Windows graphical accounting system that offered Windows MDI support; the 1992 release of a graphical, SQL server-based integrated financial and management information software product line; the 1994 release of a client/server accounting application designed to run on Windows NT and the Microsoft SQL server RDBMS; and the 1995 release of a Windows and LAN-based accounting software package. During fiscal years 1995, 1996 and 1997, software development expenses before capitalization were approximately $17,916,000, $13,774,000, and $11,468,000, respectively.

         The Company plans to continue to address the needs of users of integrated financial and management information software by continuing to develop high quality software products that feature advanced technologies. The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. In particular, the Company believes that it has been an industry leader in designing and developing products for operation on LANs and has been a pioneer in the use of GUIs with integrated financial and management information software. Currently, the Company pursues object-oriented methodologies that simplify the development, maintenance and third-party customization of its products. Accordingly, the Company's tools offer a high degree of customization for its products.

         The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop enhancements, including additional functions and features, for its Platinum for Windows and Platinum SQL product lines, and (ii) develop and/or acquire new applications or modules that build upon the company's business application strategy.

         The Company intends to integrate the Clientele products with its financial applications to address a growing market need for improved customer information delivery and analysis. See "Certain Considerations, Forward Looking Statements." The Clientele brand will be used to identify the range of modules and applications that form the Company's customer information systems ("CIS") strategy. The Company intends to extend the Clientele brand and product line over the next year to include sales force automation ("SFA") modules for inside sales organizations and outbound field sales organizations. See "Certain Considerations - Forward Looking Statements." The range of integration options then will include a customer management system ("CMS") module for the Platinum SQL product that will unify all information interchange, and assure consistency between all modules. A customer "life-cycle" view will be constructed, where prospecting and selling activities represented in the SFA modules will be unified with post-sale case details from the CS&S modules and transaction details from the financial and accounting modules. This high value information, with searching, advanced navigation features such as "drill-down" and "drill-around," and analytical reporting capabilities will expand the capabilities of Platinum's business applications solutions. See "Certain Considerations - Forward Looking Statements."

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

         The Company's future business is dependent on the execution of the strategy that is in place to target the financial and general business applications needs of mid-sized businesses. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

         The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its World Wide Web site, http://www.platsoft.com. Telephone support is available five days a week during normal business hours on a nearly worldwide basis, collectively from the Company's three support centers in Dublin, Ireland, Sydney, Australia and Irvine, California. The Company also believes that customer satisfaction should be maintained by ensuring that its VARs, Distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end-users. The Company offers comprehensive training, telephone consultation and product support for its VARs, Distributors and Authorized Consultants. Training courses are held in major cities worldwide.

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

         The Company provides a three month performance warranty for its Platinum SQL product. In addition, the Company provides a three month warranty for the media on which its Platinum for Windows and Platinum-DOS are licensed. Revenues from support services were approximately $8,985,000, $11,550,000, and $15,861,000 or 15%, 26% and 27% of total revenues in fiscal years 1995, 1996 and 1997, respectively.

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

         In the middle market, which the Company defines as being comprised of customers ranging in revenue size from $50 million to $750 million, customers desire proven client/server software solutions that are easy to install, manage and use, yet are flexible enough to address the challenges of a specific organization. In addition, customers in this market segment require strong price-performance metrics. This market segment is relatively new, and as a result, the competitive landscape is still forming. The Company believes its principal competitors include Lawson Corporation, JD Edwards, Great Plains Software, Oracle Corporation, Solomon Software, SQL Financials, Peoplesoft, Inc., Geac, Baan, SAP and Flexi International. Some of these companies are major participants in the enterprise market segment who are presently selling an existing enterprise segment product in the middle market segment, while others are in the process of developing a client/server product to address the middle market requirements. The Company has addressed the requirements of customers in this market with its Platinum SQL product, a version of which has been optimized for use for both the Microsoft SQL Server and Sybase SQL Server RDBMS. The Company believes that this product competes favorably against its competitors with respect to the foregoing competitive factors.

         In the LAN-based market, the Company competes with State of the Art, Inc., Macola, Inc., Great Plains Software, and Solomon Software in North America, and Scala and Systems Union, Ltd. outside of North America. Products in this market are principally sold through VARs and solution-oriented computer retail stores with the purchasing decision often influenced by accounting professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based version, price and quality. The Company believes it competes favorably with respect to all of these factors.

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

         The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of a software for the organization's internal business purposes. The Company licenses its Platinum for Windows, Platinum-DOS, Clientele and Platinum SQL (those sold through VARs and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third-parties.

         As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software programs will increasingly become subject to infringement claims. There can be no assurance that third-parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or will result in costly litigation. The Company is not aware of any material infringement actions or claims.

EMPLOYEES

         As of June 30, 1997, the Company had 440 full-time employees, including 97 in product development, 67 in support services, 82 in professional services, 97 in sales, 33 in marketing and 64 in finance and administration. The Company added 55 employees as a result of the acquisition of Clientele Software, Inc. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RECENT ACQUISITION

         On June 30, 1997 the Company acquired Clientele Software, Inc. a privately held provider of help desk automation software based in Portland, Oregon. The acquisition was structured as a triangular merger whereby Clientele Software, Inc. became a wholly-owned subsidiary of the Company. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was
 .19761 (i.e., each share of Clientele common stock converted into .19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover potential indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests.

         As part of its business strategy, the Company intends to expand its product offerings primarily through acquisitions to include application software products that are complementary to financial accounting applications, such as sales force automation, enterprise resource planning or human resources. See "Certain Considerations - Horizontal Product Strategy and Forward Looking Statements."

RESTRUCTURINGS

         In May 1994, the Company announced a restructuring of its business operations and a new organizational structure. Also in May 1994, the Company announced a new strategy for distributing its products outside of North America and the United Kingdom. Between May 1994 and April 1996, the Company divested certain areas of its non-core financial software business. Effective June 30, 1994, the Company sold the assets relating to its Latin American operations to a newly formed company in which Platinum retained a minority ownership interest. As part of this transaction, Platinum entered into an exclusive distribution agreement regarding the sale of its software products in Latin America by the new company. In March 1997, the distribution agreement was terminated and the Company commenced marketing and selling directly into Latin America. Also, effective June 30, 1994, the Company sold its EDI product line and its SeQueL Cost Management product, and the assets related to such products, to third-parties. The Company retained the right to distribute such products to its customers. In addition, the Company sold the assets related to its business forms division, operated through the Company's subsidiary, Altec Products, Inc., to a third-party. The Company entered into a marketing agreement with the purchaser of Altec

Products, Inc. under which the purchaser was granted exclusive rights to distribute business forms for use with the Company's software products. In July 1994, the Company transferred an interest in its FRx financial report writer software product to a newly formed company, in which Platinum retained a minority interest. The Company retained the right to market the FRx product as part of its product line. Effective August 31, 1994, Platinum sold the assets related to its custom software development business to Perot Systems Corporation ("Perot"). In this transaction, Platinum entered into a joint marketing and distribution agreement with Perot in which Perot became the preferred provider of custom development services for the Company's Platinum SQL Enterprise product line in the United States, Canada and the United Kingdom. This arrangement with Perot subsequently has been terminated. In November 1994, Platinum sold its Platinum Advanced Manufacturing System software and related manufacturing software applications to a third-party. Platinum retained limited distribution rights to the Platinum Advanced Manufacturing System software. In March 1995, Platinum sold its Access to Platinum product line to a third-party. Effective September 30, 1995, the Company sold its treasury management software product to a third party. In addition, effective February 29, 1996, the Company sold its SeQueL distribution product to a third party.

         In October 1994, the Company closed its operations related to its client/server sales force and contact management software product. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1994 Restructuring Charge."

         During the second quarter of fiscal 1996, the Company restructured its business operations with the intent to reduce operating expenses and minimize the usage of cash. As part of the restructuring, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform. Also, the Company discontinued its direct sales force for its Platinum SQL Enterprise product line, which resulted in the termination of approximately 50 employees. As a result of this action, the Company shifted the focus of its product distribution to VARs and distributors. In the fourth quarter of fiscal 1996, the Company commenced development of a direct sales force for its Platinum SQL product and also commenced selling a version of its Platinum SQL product that runs on the Sybase/UNIX platform. See "Marketing, Sales and Distribution." The Company also expanded its field sales and corporate marketing groups in an effort to support the distribution of its products through its dealer channel. The Company terminated a total of approximately 100 employees as part of the second quarter restructuring, including approximately 50 employees in its international, administrative and development operations. During the second quarter of fiscal 1996, the Company recorded a $3.3 million charge for the restructuring. The restructuring charge included expenses related to work force reductions, severance payments, asset write downs, lease termination costs and other costs.

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

         In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. The Company anticipates that Clientele will continue to operate as an autonomous unit with integration activities focused on the restructuring and consolidation of Clientele's administrative and support functions with those of the Company. The Company expects to incur certain expenses estimated at $1.6 million in connection with the restructuring and consolidation, primarily the cost of reducing personnel, as well as excess facility costs at Clientele. The Company estimates that expense savings from the 1997 restructuring to be nominal. See "Certain Considerations - Forward Looking Statements."

CERTAIN CONSIDERATIONS

         Forward Looking Statements. This annual report contains certain forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the following factors, among others, which may cause the actual results to differ materially from those projected in the forward looking statement. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

         Liquidity. The Company's cash and cash equivalents increased from $5.4 million at June 30, 1996 to $6.3 million at June 30, 1997, principally due to the exercise of stock options offset in part by capital expenditures and cash used in operations. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with discontinued products and lease terminations, estimated to be approximately $88,000. In addition, there will be further cash outlays estimated at approximately $759,000 in connection with the second quarter fiscal 1996 restructuring, $162,000 in connection with the third quarter fiscal 1996 restructuring and $1.6 million in connection with the fiscal 1997 restructuring. If the Company is not successful in achieving targeted revenues or positive cash flow, the Company may be required to take actions to align its operating expenses with its reduced revenues, such as reductions in work force or other expense cutting measures.

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

         Horizontal Product Strategy. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to financial accounting applications, such as sales force automation, enterprise resource planning or human resources. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. Any future acquisitions or investments would be accompanied by the risks commonly encountered in the acquisitions of businesses. Some of these risks include, among other things, the integration of previously distinct businesses into one business unit, the substantial management time devoted to such activities, the potential disruption of the Company's ongoing business, undisclosed liabilities, the failure to realize anticipated benefits (such as synergies and cost savings), and issues related to product transition (such as development, distribution and customer support). The Company expects that the consideration paid in future acquisitions, if any, would be in the form of stock, rights to purchase stock, cash or a combination thereof. Dilution to existing stockholders and earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Some of the risks associated with joint development agreements or technology licenses include development delays, product bugs or errors, issues related to the integration or transition of the new products, such as providing adequate customer support, effectively selling and marketing the new product and coordinating development efforts.

         Dependence on Distribution Channels. The Company distributes its Platinum for DOS and Platinum for Windows products exclusively through third-party distributors and VARs, and distributes its Platinum SQL software product through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its VARs or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its VARs and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

         In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for its middle market client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will be successful in generating revenues or that it will not lead to conflicts with the Company's VAR channel.

         The Company's Platinum SQL product (formerly named Platinum SQL NT) was first introduced on a limited basis to the network of VARs during the quarter ended December 31, 1994. Platinum SQL, a client/server financial software application designed to run on Microsoft Windows NT, Microsoft SQL server and Sybase SQL server, is a more technically complex product than Platinum for Windows and Platinum-DOS and requires additional skill and training to successfully implement. The Company presently has over 70 authorized VARs who have completed training from which approximately 30 VARs generate greater than 90% of the indirect sales of Platinum SQL and is actively seeking additional skilled VARs to sell Platinum SQL. Delays in training VARs or recruiting additional skilled VARs could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line.

         Dependence on Platinum SQL Product Line. Platinum SQL, which is a successor product to Platinum SQL Enterprise, which was first introduced in June 1992, and to Platinum SQL NT, which was first introduced in December 1994, is an integrated financial and management information software product for use on client/server computing systems. It is common for complex programs such as Platinum SQL to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. The Company has been informed by customers of certain errors with respect to its Platinum SQL product which the Company is addressing. The inability of the Company to correct the errors, or any significant delay in correcting the errors in Platinum SQL, will have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operate could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

         New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. See "Product Development and Quality Assurance." The Company has two principal product lines, Platinum for Windows (including Platinum-DOS) and Platinum SQL. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and some of the core accounting modules of Platinum for Windows were released during the quarters ended June 30, 1996 and December 31, 1995. Version 4.2 of Platinum SQL, which will include enhanced consolidation capabilities and new on-line planning wizards and troubleshooting utilities as well as maintenance fixes, is scheduled for release in December 1997. See "Forward Looking Statements." In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

         Exposure to Rapid Technological Change. The market for the Company's financial accounting and other line of business software products is characterized by rapid technological advances, changes in end-user requirements, frequent new product introductions and enhancements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products under development obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that keep pace with technological developments and emerging industry standards, respond to evolving end user requirements and achieve market acceptance. Any failure by the Company to anticipate or adequately respond to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or reduced revenues. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, operating results and financial condition would be materially adversely affected. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Key Personnel. The Company's success depends on the continued service of key management personnel, including L. George Klaus, Chief Executive Officer, William Pieser, Senior Vice President, Marketing and Business Development, and Ken Lally, Senior Vice President, Worldwide Field Operations. None of the Company's personnel is subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There can be no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

         Risks Associated with International Sales. In fiscal 1995, 1996 and 1997, international sales represented approximately 31%, 32% and 30%, respectively, of the Company's revenues, and the Company believes that its future growth is dependent in part upon its ability to increase revenues in international markets. The Company intends to attempt to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully maintain or expand its international sales. International sales are subject to inherent risks, including changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

         Shares Eligible for Future Sale. As of September 2, 1997, the Company had 20,249,739 shares of common stock outstanding. There are presently 2,435,000 shares of Series B Preferred Stock and 213,803 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,435,000 and 2,138,030 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

ITEM 2.  PROPERTIES

         The Company leases approximately 95,000 square feet of office space in Irvine, California. The leases for the space expire in April 1999. The Company leases additional facilities and offices, including locations in Bellevue, Washington; San Bruno, California; Oakbrook, Illinois; Newton, Massachusetts; Portland, Oregon; Teaneck, New Jersey; Dallas, Texas; Atlanta, Georgia; Melbourne and Sydney, Australia; Mississauga, Canada; Reading, England; Dublin, Ireland; Auckland, New Zealand; Hong Kong and Singapore. The Company believes that its present facilities are sufficient to accommodate its near-term facilities requirements. The Company continues to evaluate new sales opportunities on an ongoing basis which may result in the leasing of additional facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

         The Company's Common Stock is traded on the over-the-counter market (The Nasdaq National Market System) under the symbol PSQL. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company's Common Stock.

                  Fiscal 1996:                   High                     Low
                  ------------                   ----                     ---
                  1st Quarter                  $16.250                   $11.125
                  2nd Quarter                   11.250                     4.813
                  3rd Quarter                    7.125                     3.500
                  4th Quarter                   12.250                     6.250


                  Fiscal 1997:                   High                     Low
                  ------------                   ----                     ---
                  1st Quarter                  $11.125                    $6.250
                  2nd Quarter                   13.000                    10.625
                  3rd Quarter                   13.375                     8.688
                  4th Quarter                   11.000                     7.000

         There were approximately 1,736 security holders of record as of September 2, 1997. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA


         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The statement of operations data set forth below with respect to the fiscal years ended June 30, 1995, 1996 and 1997 and the balance sheet data at June 30, 1996 and 1997 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere herein. The statement of operations data set forth below with respect to the fiscal years ended June 30, 1993 and 1994, and the balance sheet data at June 30, 1993, 1994 and 1995 are derived from audited financial statements not included in this Form 10-K.

         In fiscal 1994, the Company restated previously issued financial results, including the quarterly results throughout fiscal 1993, and the first two quarters of fiscal 1994. The restated financial results primarily reflected revisions in revenue recognition regarding software licenses, changes in the accounting treatment for several acquisitions made during the fourth quarter of fiscal 1993 and during the second quarter of fiscal 1994, and other adjustments and accounting corrections.


                                                          Fiscal Years Ended June 30,
                                    --------------------------------------------------------------------
                                      1993           1994           1995           1996           1997
                                    --------       --------       --------       --------       --------
                                                    (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues:
   License fees                     $ 18,054       $ 30,768       $ 37,664       $ 22,157       $ 30,320
   Consulting and professional
     services                          2,436         11,034         11,265          9,940         10,716
   Support services                    2,634          5,820          8,985         11,550         15,861
   Business forms sales                5,705          6,720            -              -              -
   Royalty income                        -              -              526            619          1,207
                                    --------       --------       --------       --------       --------
     Total revenues                   28,829         54,342         58,440         44,266         58,104
Cost of revenues                       9,621         25,506         20,169         20,848         21,389
                                    --------       --------       --------       --------       --------
     Gross profit                     19,208         28,836         38,271         23,418         36,715
                                    --------       --------       --------       --------       --------
Operating expenses:
   Sales and marketing                14,715         25,869         20,890         21,114         25,443
   General and administrative          2,586         10,258          5,396         15,996          5,415
   Software development                7,389         22,017         17,826         14,293         10,011
   Charge for restructuring              -            6,741            -            5,568          1,600
   Charge for purchased research
     and development                  11,987          3,570            -              -              -
                                    --------       --------       --------       --------       --------
     Total operating expenses         36,677         68,455         44,112         56,971         42,469
                                    --------       --------       --------       --------       --------
     Loss from operations            (17,469)       (39,619)        (5,841)       (33,553)        (5,754)
Charge for settlement of class
   action litigation and related
   expenses                              -          (20,000)           -              -              -
Other income (expense), net              458(1)         341(1)         103(2)        (132)(3)        873(1)
                                    --------       --------       --------       --------       --------
     Loss before provision
       (benefit) for income taxes    (17,011)       (59,278)        (5,738)       (33,685)        (4,881)
Provision (benefit) for income
    taxes                                 (9)           308             20            -              -
                                    --------       --------       --------       --------       --------
     Net loss                       $(17,002)      $(59,586)      $ (5,758)      $(33,685)      $ (4,881)
                                    ========       ========       ========       ========       ========
Net loss per share                  $  (1.53)      $  (4.48)      $   (.42)      $  (2.15)      $  (0.25)
                                    ========       ========       ========       ========       ========
Weighted average shares               11,082         13,296         13,722         15,654         19,454
                                    ========       ========       ========       ========       ========

(1) Amount represents principally interest income.
(2) Amount represents principally interest income net of interest expense associated with the Company's $15,000,000 debenture.
(3) Amount represents principally interest expense associated with the Company's $15,000,000 debenture net of interest income.

                                                     June 30,
                                ---------------------------------------------------
                                  1993      1994         1995       1996       1997
                                  ----      ----         ----       ----       ----
BALANCE SHEET DATA:
Working capital (deficit)      $ 42,412   $(10,096)   $ 24,334   $  2,763   $  2,752
Total assets                     80,871     48,339      66,534     40,912     41,778
Current portion of long-term
   obligations                      -        6,000         -          -          -
Long-term obligations, less
   current portion                  116     10,158      16,035        288        277
Stockholders' equity             58,549      1,290      29,965     15,474     14,448

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

         As part of the divestitures and asset sales in the restructuring, the Company is entitled to receive royalties on future sales of product from certain of the purchasers, which are computed as a percentage of revenues. The Company received $526,000 in royalty income from divested operations in fiscal 1995, $619,000 in royalty income from divested operations in fiscal 1996, and $1,207,000 in royalty income from divested operations in fiscal 1997.

         In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $6.7 million. Such amount included approximately $2.4 million for severance and other extended benefit costs related to the reduction in force, $2.3 million in lease termination and buyout costs related to the closure of facilities, $2.1 million in asset write-downs and other costs. The charge reflected the net effect of estimated proceeds of operations and products to be divested. During fiscal 1995, the Company paid approximately $2.3 million for severance, lease termination and other costs related to the restructuring. Also during 1995, the Company wrote-down accounts receivable, property and equipment, and other assets related to the restructuring aggregating $2.4 million. In addition, $1.8 million of excess proceeds from divestitures over the net book value of assets sold were credited to the restructuring reserve. At June 30, 1997, payments related to the fiscal 1994 restructuring were substantially complete. At June 30, 1997, the Company had a $88,000 cash obligation related to lease termination costs which will be funded from existing cash resources and working capital.

         Fiscal 1996 Restructuring Charges

         During the second quarter of fiscal 1996, the Company restructured its business operations. As part of the restructuring, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform. Also, the Company discontinued its direct sales force for its Platinum SQL Enterprise product line, which resulted in the termination of approximately 50 employees. As a result of this action, the Company at the time shifted the focus of its product distribution to VARs and distributors. The Company also expanded its channel sales and corporate marketing groups in an effort to support the distribution of its products through its dealer channel. The Company terminated a total of approximately 100 employees as part of the second quarter restructuring, including approximately 50 employees in its international, administrative and development operations. During the second quarter of fiscal 1996, the Company recorded a $3.3 million charge for the restructuring. The restructuring charge included approximately $1.2 million for severance and other extended benefit costs related to the reduction in force, $1.2 million for lease termination and buyout costs related to the closure of facilities and $872,000 in asset write-downs and other costs.

         In February 1996, the Company had another reduction in force of approximately 40 persons. This reduction in force resulted in an additional restructuring charge of $2.3 million which was recorded in the third quarter of fiscal 1996. The third quarter restructuring charge included approximately $300,000 for severance and other extended benefits costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1.4 million in asset write-downs and other costs. During fiscal 1997, the Company paid approximately $912,000 for severance, lease termination and other costs relating to the fiscal 1994 and fiscal 1996 restructurings. At June 30, 1997, the Company had a $921,000 cash obligation related to lease termination and other costs of the fiscal 1996 restructurings which will be funded from existing cash resources and working capital.

         Fiscal 1997 Restructuring Charge and Clientele Acquisition

         On June 30, 1997, the Company acquired Clientele Software, Inc., a privately held provider of help desk automation software based in Portland, Oregon. See "Part I, Business, Recent Acquisition." The acquisition was accounted for as a pooling of interests and all financial results of the Company for the fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997 include the operations of Clientele.

         The Company anticipates that Clientele will continue to operate as an autonomous unit with integration activities focused on the restructuring and consolidation of Clientele's administrative and support functions with those of the Company. The Company expects to incur certain expenses estimated at $1,600,000 in connection with the restructuring and consolidation, primarily the cost of reducing personnel, as well as excess facility costs at Clientele. The Company estimates that expense savings from the 1997 restructuring to be nominal.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                    Fiscal Year Ended June 30,
                                          ----------------------------------------
                                          1993     1994     1995     1996     1997
                                          -----    ----     ----     ----     ----
Revenues:
   License fees                             63%      57%      64%      50%      52%
   Consulting and professional services      8       20       20       23       19
   Support services                          9       11       15       26       27
   Business forms sales                     20       12        -        -        -
   Royalty income                            -        -        1        1        2
                                          ----     ----     ----     ----     ----
    Total revenues                         100      100      100      100      100
Cost of revenues                            33       47       35       47       37
                                          ----     ----     ----     ----     ----
    Gross profit                            67       53       65       53       63
                                          ----     ----     ----     ----     ----
Operating expenses:
   Sales and marketing                      51       48       35       48       44
   General and administrative                9       19        9       36        9
   Software development                     26       41       31       32       17
   Charge for restructuring                  -       12        -       13        3
   Charge for purchased research and
    development                             42        6        -        -        -
                                          ----     ----     ----     ----     ----
    Total operating expenses               128      126       75      129       73
                                          ----     ----     ----     ----     ----
    Income (loss) from operations          (61)     (73)     (10)     (76)     (10)
Charge for settlement of class action
   litigation and related expenses           -      (37)       -        -        -
Other income, net                            2        -        -        -        2
                                          ----     ----     ----     ----     ----
    Income (loss) before provision
     (benefit) for income taxes            (59)    (110)     (10)     (76)      (8)
Provision (benefit) for income taxes         -        -        -        -        -
                                          ----     ----     ----     ----     ----
    Net income (loss)                      (59)%   (110)%    (10)%    (76)%     (8)%
                                          ====     ====     ====     ====     ====

COMPARISON OF FISCAL YEAR 1996 TO FISCAL YEAR 1997

         Revenues

         Revenues were approximately $44,266,000 and $58,104,000 in fiscal years 1996 and 1997, respectively, representing an increase of approximately 31% in fiscal 1997.

         License fee revenues were $22,157,000 and $30,320,000 for the years ended June 30, 1996 and 1997, respectively. License fee revenues for the Company's Platinum SQL Enterprise product line approximated $2,903,000 for the year ended June 30, 1996 as compared to $0 for the year ended June 30, 1997. In October 1995, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform because of lack of recent license revenue. The Company generated license fee revenues of $7,902,000 for the year ended June 30, 1996 as compared to $17,931,000 for the year ended June 30, 1997 from its Platinum SQL (formerly named Platinum SQL NT) product line which was first released in the quarter ended December 31, 1994. The increase in revenues is principally due to the reinstatement of the direct sales force. Revenues for fiscal 1996 and 1997 included license fee revenues from the Platinum-DOS and Platinum for Windows (first released in the quarter ended June 30, 1996) products of $6,075,000 and $7,436,000, respectively. The increase in revenues was the result of the availability of a complete Windows-based product suite for the entire fiscal 1997 period.

         International license fee revenues increased from $7,100,000 in fiscal year 1996 to $8,969,000 in fiscal year 1997. The increase was due to increases in international license fee revenues for the Company's Platinum SQL and Platinum for DOS and Platinum for Windows products.

         Consulting and professional services revenues increased 8% from $9,940,000 in fiscal year 1996 to $10,716,000 in fiscal year 1997. The increase was primarily attributable to the involvement of the consulting and professional services division in providing consulting and implementation services to customers.

         Support services revenue increased 37% from revenues of $11,550,000 in fiscal year 1996 to $15,861,000 in fiscal year 1997. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and the increased effort to renew customers on maintenance contracts.

         The number of days sales outstanding was 64 days at June 30, 1997 as compared to 76 at June 30, 1996. The improvement in days sales outstanding was primarily attributable to increased efforts in collecting accounts receivable as well as payment terms on direct Platinum SQL licenses of 50% of net license fees and maintenance due upon license execution and the remaining 50% of license fees due in 30 days.

         Gross Profit

         Gross profit increased 57% from $23,418,000 in fiscal year 1996 to $36,715,000 in fiscal year 1997 and increased as a percentage of revenues from 53% to 63%, respectively. The increases in gross profit and the gross profit percentage were due to higher license revenues as a percentage of total revenues, which have higher margins than consulting and professional services and support services revenues.

         Operating Expenses

         Total operating expenses decreased from $51,403,000 for fiscal year 1996 to 40,869,000 for fiscal year 1997, excluding the one time charges for the restructurings. The decrease was due to the provision of additional reserves for the following items: accounts receivable arising from Platinum SQL sales to VARs; relocation costs associated with the hiring of new senior management executives; write-down of property and equipment; and notes receivable from divestitures in fiscal 1996. Such decrease was also achieved by cost savings from the termination of approximately 100 employees during the second quarter of fiscal 1996 and 40 employees during the third quarter of fiscal 1996. Such decrease was offset in part by the investment made in the Platinum SQL direct sales force. Total operating expenses as a percentage of revenues were 116% and 70% for the years ended June 30, 1996 and 1997, respectively (excluding the one time charges for the restructurings).

         Sales and marketing expenses were approximately $21,114,000 and $25,443,000 in fiscal years 1996 and 1997, respectively, or approximately 48% and 44% of total revenues. The increase in the dollar amount of sales and marketing expenses was primarily due to the re-establishment of a direct sales force for the Platinum SQL product.

         General and administrative expenses were approximately $15,996,000 and $5,415,000 in fiscal years 1996 and 1997, respectively, or approximately 36% and 9% of total revenues. The decrease was primarily the result of the provision of the following additional reserves: approximately $1,636,000 for accounts receivable arising from Platinum SQL sales to VARs; approximately $1,292,000 relating to accounts receivable from Platinum SQL Enterprise customers; relocation costs of approximately $1,590,000 associated with the hiring of new senior management executives; write-down of approximately $500,000 of property and equipment and approximately $2,941,000 provided for notes receivable from divestitures in fiscal 1996.

         Software development expenses were approximately $14,664,000 and $11,468,000 in fiscal years 1996 and 1997, respectively, before capitalization of software costs of approximately $371,000 and $1,457,000. The decrease in the amount of software development expenses was due to personnel reductions as a result of the restructurings. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs increased from 3% in fiscal year 1996 to 13% in fiscal year 1997 due principally to the capitalization of Platinum SQL multi-currency development costs as well as certain Platinum for Windows development costs.

         Other Income (Expense)

         Other income (expense) was approximately ($132,000) and $873,000 in fiscal years 1996 and 1997, respectively. Other income (expense) primarily represented interest earned on the Company's cash and cash equivalents and short-term investments net of interest expense of $1,236,000 in fiscal 1996 and $0 in fiscal 1997 on the Company's $15,000,000 debenture, which debenture was repaid in June 1996, when it was converted into common stock by the Company.

         Provision for Income Taxes

         The provision for income taxes was approximately $0 and $0 in fiscal years 1996 and 1997, respectively. The effective tax rate during these periods was 0% for both years. The effective tax rates were lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. As of June 30, 1997, the Company had provided a valuation allowance of approximately $41,580,000 because realization of the Company's net deferred tax asset is not assured due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

COMPARISON OF FISCAL YEAR 1995 TO FISCAL YEAR 1996

         Revenues

         Revenues were approximately $58,440,000 and $44,266,000 in fiscal years 1995 and 1996, respectively, representing a decrease of approximately 24% in fiscal 1996.

         License fee revenues were $37,664,000 and $22,157,000 for the years ended June 30, 1995 and 1996, respectively. Included in revenues for the years ended June 30, 1995 and June 30, 1996, were $8,529,000 and $253,000, respectively of license fee revenues that were previously deferred as part of the fiscal 1994 restatement. See "Fiscal 1994 Restatement." Excluding license fee revenues that were deferred as part of the restatement, license fee revenues for the Company's Platinum SQL Enterprise product line approximated $11,116,000 for the year ended June 30, 1995 as compared to $2,650,000 for the year ended June 30, 1996. In October 1995, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform because of lack of recent license revenue. The Company generated license fee revenues of $3,202,000 for the year ended June 30, 1995 as compared to $7,902,000 for the year ended June 30, 1996 from its Platinum SQL (formerly named Platinum SQL NT) product line which was first released in the quarter ended December 31, 1994. Excluding license fee revenues that were deferred as part of the restatement, revenues for fiscal 1995 and 1996 included license fee revenues from the Platinum-DOS and Platinum for Windows (first released in the quarter ended June 30, 1996) products of $9,143,000 and $6,075,000, respectively. The decrease in revenues was the result of the unavailability of a complete Windows-based product suite for the entire fiscal 1996 period.

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

         Excluding the revenues from the custom software development division which was divested in August 1994, consulting and professional services revenues decreased 12% from $11,265,000 in fiscal year 1995 to $9,940,000 in fiscal year 1996. The decrease was primarily attributable to the involvement of the consulting and professional services division in providing formal training to distributors and dealers, and assisting them in transferring expertise gained in the Platinum SQL Enterprise and Platinum SQL NT implementations over the last three years.

         Support services revenue increased 29% from revenues of $8,985,000 in fiscal year 1995 to $11,550,000 in fiscal year 1996. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and the increased effort to renew customers on maintenance contracts.

         The number of days sales outstanding was 76 days at June 30, 1996 as compared to 84 at June 30, 1995. The improvement in days sales outstanding was primarily attributable to the termination of 90 day credit terms given to VARs and to additional receivable reserves provided.

         Gross Profit

         Gross profit decreased 39% from $38,271,000 in fiscal year 1995 to $23,418,000 in fiscal year 1996 and decreased as a percentage of revenues from 65% to 53%, respectively. The decreases in gross profit and the gross profit percentage were due to lower license revenues as a percentage of total revenues, which have higher margins than consulting and professional services and support services revenues.

         Operating Expenses

         Total operating expenses increased from $44,112,000 for fiscal year 1995 to $51,403,000 for fiscal year 1996, excluding the one time charges for the restructurings. The increase was due to the provision of additional reserves for accounts receivable arising from Platinum SQL sales to VARs, relocation costs associated with the hiring of new senior management executives, write-down of property and equipment and reserves provided for notes receivable from divestitures. Such increases were offset in part by cost savings achieved from the termination of approximately 100 employees during the second quarter of fiscal 1996 and 40 employees during the third quarter of fiscal 1996. Total operating expenses as a percentage of revenues were 75% and 116% for the years ended June 30, 1995 and 1996, respectively (excluding the one time charges for the restructurings).

         Sales and marketing expenses were approximately $20,890,000 and $21,114,000 in fiscal years 1995 and 1996, respectively, or approximately 36% and 48% of total revenues. The increase in the dollar amount of sales and marketing expenses increased as a result of increased Clientele marketing and advertising expenses offset in part by cost savings achieved from the termination of the direct sales force in October 1995. In the fourth quarter of fiscal 1996, the Company re-established a smaller direct sales force for its Platinum SQL product.

         General and administrative expenses were approximately $5,396,000 and $15,996,000 in fiscal years 1995 and 1996, respectively, or approximately 9% and 36% of total revenues. The increase was primarily the result of the provision of additional reserves of approximately $1,636,000 for accounts receivable arising from Platinum SQL sales to third party dealers, the provision of additional reserves of approximately $1,292,000 relating to accounts receivable from Platinum SQL Enterprise customers, relocation costs of approximately $1,590,000 associated with the hiring of new senior management executives, write-down of approximately $500,000 of property and equipment and reserves of approximately $2,941,000 provided for notes receivable from divestitures.

         Software development expenses were approximately $18,434,000 and $14,664,000 in fiscal years 1995 and 1996, respectively, before capitalization of software costs of approximately $608,000 and $371,000. The decrease in the amount of software development expenses was due to personnel reductions. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs remained constant at 3% in fiscal years 1995 and 1996 because of a lower development level related to products that have reached technological feasibility but have not been released for general availability.

         Other Income (Expense)

         Other income (expense) was approximately $103,000 and $(132,000) in fiscal years 1995 and 1996, respectively. Other income (expense) primarily represented interest earned on the Company's cash and cash equivalents and short-term investments net of interest expense of $812,000 in fiscal 1995 and $1,236,000 in fiscal 1996 on the Company's $15,000,000 debenture.

         Provision for Income Taxes

         The provision for income taxes was approximately $20,000 and $0 in fiscal years 1995 and 1996, respectively. The effective tax rates during these periods were 0% for each year. The effective tax rates were lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. As of June 30, 1996, the Company had provided a valuation allowance of approximately $38,895,000 because realization of the Company's net deferred tax asset is not assured due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

INFLATION AND FOREIGN CURRENCY EXCHANGE

         Inflation has not had a significant impact on the Company's operating results to date. The Company's foreign revenues are substantially all denominated in the country's respective local currency. The Company's results of operations of its international subsidiaries are impacted by foreign currency fluctuations. Significant fluctuation in currency values could have an adverse effect on the Company's consolidated net revenues, gross margin and profitability.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $6,290,000. Cash and cash equivalents increased by approximately $850,000 over the June 30, 1996 balance primarily due to exercise of stock options offset in part by capital expenditures and cash used in operations. The Company had working capital of $2,763,000 at June 30, 1996 versus working capital of $2,752,000 at June 30, 1997.

         The Company's operations used approximately $657,000 of cash and cash equivalents in the year ended June 30, 1997. Included in the use of cash and cash equivalents from operations was the investment of approximately $11,468,000 in software development.

         As part of the sale of certain Company product lines and divisions in the fiscal 1994 restructuring, the Company received payments on notes receivable from divestitures of approximately $1,207,000 during the year ended June 30, 1997. The Company also paid approximately $912,000 in severance, lease and other costs related to the fiscal 1994 and fiscal 1996 restructurings during the year ended June 30, 1997.

         If the Company is not successful in achieving targeted revenues, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as reductions in work force or other cost cutting measures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with respect to the Company's independent accountants during fiscal 1997.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 29, 1997 Annual Meeting of Stockholders entitled "Nominees", "Series B Preferred Directors" and "Other Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 29, 1997 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 29, 1997, Annual Meeting of Stockholders entitled "Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 29, 1997 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)    (1)      Financial Statements

                          Index to Financial Statements

                                                                             Page
                                                                             ----
     Report of Independent Auditors...........................................30

     Consolidated Balance Sheets as of June 30, 1996 and 1997.................31

     Consolidated Statements of Operations for the years ended
     June 30, 1995, 1996 and 1997................ ............................32

     Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 1995, 1996 and 1997...... ......................................33

     Consolidated Statements of Cash Flows for the years ended June 30,
     1995, 1996 and 1997................ .....................................34

     Notes to Consolidated Financial Statements...............................35

                  (2)      Financial Statement Schedules

                     Index to Financial Statement Schedules

     Report of Independent Auditors...........................................47

     Schedule II - Valuation and Qualifying Accounts..........................48

         All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

                  (3)      Exhibits
                                Index to Exhibits

  Exhibit No.                         Description                               Location
  -----------                         -----------                               --------
      2.1         Agreement and Plan of Reorganization and Merger
                  dated as of June 27, 1997 among the Company, CSI
                  Acquisition Corp., Clientele Software, Inc., Dale E.
                  Yocum, Pamela Yocum, William L. Mulert (Schedules
                  not included pursuant to Rule 601(b)(2) of Reg. S-K)             (9)

      3.1         Second Restated Certificate of Incorporation of the
                  Company.                                                         (1)

      3.2         Certificate of Amendment to Second Restated
                  Certificate of Incorporation of the Company                      (10)

      3.3         Amended and Restated Bylaws of the Company, as
                  currently in effect.                                             (8)

      3.6         Specimen Certificate of Common Stock.                            (2)

      4.1         Certificate of Designation of Rights, Preferences
                  and Privileges of Series A Junior Participating
                  Preferred Stock                                                  (4)

      4.2         Certificate of Designation of Preferences of Series
                  B Preferred Stock                                                (5)

      4.3         Certificate of Designation of Preferences of Series
                  C Preferred Stock                                                (6)

      4.4         Amended and Restated 8% Convertible, Exchangeable
                  Subordinated Security in the Principal Amount of
                  $15,000,000 dated May 8, 1996                                    (8)

      10.1        Platinum Software Corporation Incentive Stock
                  Option, Nonqualified Stock Option and Restricted
                  Stock Purchase Plan - 1990 (the "1990 Plan").                    (2)

      10.2        Form of Incentive Option Agreement pertaining to the
                  1990 Plan.                                                       (2)

      10.3        Form of Nonqualified Stock Option Agreement
                  pertaining to the 1990 Plan.                                     (2)

      10.4        Form of Restricted Share Agreement pertaining to the
                  Plan.                                                            (2)

      10.5        Form of Indemnification Agreement for Officers and
                  Directors of the Company.                                        (2)

      10.6        Platinum Software Corporation Employee Stock
                  Purchase Plan, as amended.                                       (2)

      10.7        Employment Agreement, dated September 30, 1988,
                  between the Company and Timothy J. McMullen,
                  together with an amendment dated August 26, 1992
                  thereto.                                                         (2)

      10.8        Employment Agreement, dated September 30, 1988,
                  between the Company and Kevin P. Riegelsberger,
                  together with an amendment dated August 26, 1992
                  thereto.                                                         (2)

      10.10       1993 Nonqualified Stock Option Plan                              (3)

      10.11       Form of Nonqualified Stock Option Agreement
                  pertaining to the 1993 Nonqualified Stock Option
                  Plan.                                                            (3)

      10.12       1994 Incentive Stock Option, Non-qualified Stock
                  Option and Restricted Stock Purchase Plan.                       (5)

      10.13       Form of Non-qualified Stock Option Agreement
                  pertaining to the 1994 Plan.                                     (5)

      10.15       Agreement of Purchase and Sale of Assets dated as of
                  June 30, 1994, between the Company and Altec Forms,
                  Inc. (excluding disclosure schedules)                            (5)

      10.16       Agreement of Purchase and Sale of Assets dated as of
                  June 30, 1994, between the Company and MLDV
                  Acquisition Co. (excluding disclosure schedules)                 (5)

      10.17       Agreement of Purchase and Sale of Assets dated as of
                  June 30, 1994, between the Company and FRC
                  Consulting, Inc. (excluding disclosure schedules)                (5)

      10.18       Agreement of Purchase and Sale of Assets dated as of
                  June 30, 1994, between the Company and Platinum
                  Latin America-Caribbean, Inc. (excluding disclosure
                  schedules)                                                       (5)

      10.24       Agreement of Purchase and Sale of Assets dated
                  October 31, 1994 between the Company and Westwood &
                  Best Software Corporation (excluding disclosure
                  schedules)                                                       (6)

      10.25       Agreement of Purchase and Sale of Assets dated
                  August 31, 1994 between the Company and Perot
                  Systems Corporation (excluding disclosure schedules)             (6)

      10.26       Agreement of Purchase and Sale of Assets dated March
                  22, 1995 between the Company and Baker Software
                  Products Corporation (excluding disclosure
                  schedules)                                                       (6)

      10.27       Agreement for Transfer of Software and Mutual
                  Release dated July 22, 1994 between the Company,
                  Michael Rohan and Financial Reporting Technology,
                  Inc.                                                             (6)

      10.28       Stock Purchase Agreement dated September 22, 1994
                  between the Company and the Series B Preferred Stock
                  Investors                                                        (6)

      10.29       Registration Rights Agreement dated September 22,
                  1994 between the Company and the Series B Preferred
                  Stock Investors                                                  (6)

      10.30       Amendment to Stock Purchase Agreement dated May 26,
                  1995 between the Company and the Series C Preferred
                  Stock Investors                                                  (6)

      10.31       Amendment to Registration Rights Agreement dated May
                  26, 1995 between the Company and the Series C
                  Preferred Stock Investors                                        (6)

      10.32       Stipulation for Partial Settlement of In Re Platinum
                  Securities Litigation, dated July 14, 1994                       (6)

      10.33       Employment Offer letter with L. George Klaus dated
                  February 7, 1996.                                                (7)

      10.34       Restricted Stock Purchase Agreement between the
                  Company and L. George Klaus dated as of February 7,
                  1996.                                                            (7)

      10.35       Employment Offer letter with William L. Pieser
                  dated February 7, 1996.                                          (7)

      10.36       Restricted Stock Purchase Agreement between the
                  Company and William L. Pieser dated as of February
                  7, 1996.                                                         (7)

      10.37       Agreement between the Company and Michael J. Simmons
                  dated February 8, 1996.                                          (7)

      10.38       Agreement between the Company and Carmelo J. Santoro
                  dated February 8, 1996.                                          (7)

      10.39       Agreement between the Company and Bruce C. Edwards
                  dated February 8, 1996.                                          (7)

      10.40       Agreement of Purchase and Sale of Assets dated as of
                  February 29, 1996 between Strategic Advantage
                  Software Corporation, the Company, Cypher Business
                  Systems, Ltd., and Slatershelfco 173, Ltd.
                  (excluding disclosure schedules).                                (7)

      10.41       Agreement of Purchase and Sale of Assets dated as of
                  September 30, 1995 between Platinum Treasury
                  Systems, plc and the Company (excluding disclosure
                  schedules).                                                      (7)

      10.42       Employment Offer letter with Ken Lally dated as of
                  April 1, 1996.                                                   (7)

      10.43       Restricted Stock Purchase Agreement between the
                  Company and Ken Lally dated as of April 10, 1996.                (7)

      10.44       1996 Nonqualified Stock Plan and Form of
                  Nonqualified Option Agreement.

      10.45       Platinum Software Corporation Clientele Incentive
                  Stock Plan.

      10.46       Consulting Agreement with Carmelo J. Santoro.

      22.1        Subsidiaries of the Company.

      23.1        Consent of Ernst & Young LLP.

      24.1 Power of Attorney (included on the signature page of this Annual Report on Form 10-K).


            Executive Compensation Plans and Arrangements

  Exhibit No.                         Description                               Location
  -----------                         -----------                               --------

      10.1        1990 Plan                                                        (2)

      10.2        Form of Incentive Option Agreement pertaining to the
                  1990 Plan.                                                       (2)

      10.3        Form of Nonqualified Stock Option Agreement
                  pertaining to the 1990 Plan.                                     (2)

      10.4        Form of Restricted Share Agreement pertaining to the
                  1990 Plan.                                                       (2)

      10.7        Employment Agreement dated September 30, 1988
                  between the Company and Timothy J. McMullen,
                  together with an amendment dated August 26, 1992
                  thereto.                                                         (2)

      10.8        Employment Agreement dated September 30, 1988
                  between the Company and Kevin P. Riegelsberger,
                  together with an amendment dated August 26, 1992
                  thereto.                                                         (2)

      10.10       1993 Nonqualified Stock Option Plan                              (3)

      10.11       Form of Nonqualified Stock Option Agreement
                  pertaining to the 1993 Nonqualified Stock Option
                  Plan.                                                            (3)

      10.12       1994 Incentive Stock Option, Non-qualified Stock
                  Option and Restricted Stock Purchase Plan.                       (5)

      10.13       Form of Non-qualified Stock Option Agreement
                  pertaining to the 1994 Plan.                                     (5)

      10.33       Employment Offer letter with L. George Klaus dated
                  February 7, 1996.                                                (7)

      10.34       Restricted Stock Purchase Agreement between the
                  Company and L. George Klaus dated as of February 7,
                  1996.                                                            (7)

      10.35       Employment Offer letter with William L. Pieser dated
                  February 7, 1996.                                                (7)

      10.36       Restricted Stock Purchase Agreement between the
                  Company and William L. Pieser dated as of February
                  7, 1996.                                                         (7)

      10.37       Agreement between the Company and Michael J. Simmons
                  dated February 8, 1996.                                          (7)

      10.38       Agreement between the Company and Carmelo J. Santoro
                  dated February 8, 1996.                                          (7)

      10.39       Agreement between the Company and Bruce C. Edwards
                  dated February 8, 1996.                                          (7)

      10.42       Employment offer letter with Ken Lally dated as of
                  April 1, 1996                                                    (7)

      10.43       Restricted Stock Purchase Agreement between the
                  Company and Ken Lally dated as of April 10, 1996                 (7)

      10.44       1996 Nonqualified Stock Plan and Form of
                  Nonqualified Option Agreement.

      10.45       Platinum Software Corporation Clientele Incentive
                  Stock Plan.

     10.46        Consulting Agreement with Carmelo J. Santoro.


--------
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-57294.

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

(8) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(9) Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated June 30, 1997.

(10) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending December 31, 1996.


         (b)      Reports on Form 8-K.

                  The Company filed a current report on Form 8-K dated April 22, 1997 to report under Item 5, Other Events, the Company's results for the quarter ended March 31, 1997. In addition, the Company filed a current report on Form 8-K, dated June 30, 1997, to report under Item 2, Acquisition or Disposition of Assets, the acquisition of Clientele Software, Inc.


The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Platinum, and SeQueL to Platinum. Platinum and SeQueL to Platinum are registered trademarks of the Company. Clientele is a registered trademark of Clientele Software, Inc. All other product names are trademarks or registered trademarks of their respective companies.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on September 26, 1997.

                                       PLATINUM SOFTWARE CORPORATION


                                       By:  /s/ L. George Klaus
                                          --------------------------------------
                                          L. George Klaus
                                          President, Chief Executive Officer and
                                          Chairman of the Board


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

   SIGNATURE                       TITLE                                  DATE
   ---------                       -----                                  ----
                              Chairman of the Board,
                              Chief Executive Officer
/s/ L. George Klaus           and President
------------------------      (Principal Executive Officer)        September 26, 1997
L. George Klaus

/s/ Michael J. Simmons
------------------------      Chief Financial Officer
Michael J. Simmons            (Principal Financial Officer)        September 26, 1997

/s/ Paul G. Mazzarella
------------------------      Vice President, Corporate Controller
Paul G. Mazzarella            (Principal Accounting Officer)       September 26, 1997


------------------------      Director                             ____________, 1997
Carmelo J. Santoro

/s/ W. Douglas Hajjar
------------------------      Director                             September 26, 1997
W. Douglas Hajjar

/s/ Richard J. Goeglein
------------------------      Director                             September 26, 1997
Richard J. Goeglein


   SIGNATURE                      TITLE                           DATE
   ---------                      -----                           ----
/s/ L. John Doerr                Director                   September 26, 1997
--------------------------
L. John Doerr

/s/ Arthur J. Marks              Director                   September 26, 1997
--------------------------
Arthur J. Marks

/s/ Robert Finzi                 Director                   September 26, 1997
--------------------------
Robert Finzi

/s/ Donald R. Dixon              Director                   September 26, 1997
--------------------------
Donald R. Dixon

                    REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Platinum Software Corporation

We have audited the accompanying consolidated balance sheets of Platinum Software Corporation as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Software Corporation as of June 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                              ERNST & YOUNG LLP



Orange County, California
July 29, 1997

                     PLATINUM SOFTWARE CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     June 30,
                                                                             ----------------------
                                                                                1996         1997
                                                                             ---------    ---------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                  $   5,440    $   6,290
  Short-term investments                                                        10,098        9,542
  Restricted cash                                                                1,006          -
  Accounts receivable, net of allowance for doubtful accounts
    of $9,123 and $6,263 at June 30, 1996 and 1997, respectively                 8,436       12,025
  Notes receivable from divestitures, net                                          825          -
  Inventories                                                                      460          481
  Prepaid expenses and other                                                     1,648        1,467
                                                                             ---------    ---------
        Total current assets                                                    27,913       29,805
Property and equipment, net                                                      9,196        8,508
Software development costs, net of accumulated amortization
    of $2,448 and $3,495 at June 30, 1996 and 1997, respectively                 2,250        2,660
Acquired source code, net of accumulated amortization
    of $3,116 and $4,200 at June 30, 1996 and 1997, respectively                 1,088          278
Other assets                                                                       465          527
                                                                             ---------    ---------
                                                                             $  40,912    $  41,778
                                                                             =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   4,057    $   4,725
  Other accrued expenses                                                         5,664        6,387
  Accrued restructuring costs                                                    1,921        2,609
  Accrued relocation costs                                                       1,503          -
  Accrued commissions                                                              726        1,694
  Deferred revenue                                                              11,279       11,638
                                                                             ---------    ---------
        Total current liabilities                                               25,150       27,053
                                                                             ---------    ---------
Long-term liabilities                                                              288          277
                                                                             ---------    ---------

Commitments and Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized:
       Series A preferred stock, none issued and outstanding at
       June 30, 1996 and 1997                                                      -            -
       Series B preferred stock, 2,490,000 and 2,435,000 shares issued and
       outstanding at June 30, 1996 and 1997, respectively                      13,770       13,466
       Series C preferred stock, 231,598 and 213,803 shares issued and
       outstanding at June 30, 1996 and 1997, respectively                      18,226       16,826
   Common stock, $.001 par value:  60,000,000 shares authorized,
        18,997,078 and 20,109,816 shares issued and outstanding
        at June 30, 1996 and 1997, respectively                                     19           20
  Additional paid-in capital                                                   111,233      116,747
  Less: Notes receivable from officers for issuance of restricted stock        (11,563)     (11,563)
  Accumulated foreign currency translation adjustments                             249          293
  Accumulated deficit                                                         (116,460)    (121,341)
                                                                             ---------    ---------
        Total  stockholders' equity                                             15,474       14,448
                                                                             ---------    ---------
                                                                             $  40,912    $  41,778
                                                                             =========    =========


            The accompanying notes are an integral part of
                  these consolidated balance sheets.

                     PLATINUM SOFTWARE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Years Ended June 30,
                                                 --------------------------------
                                                   1995        1996        1997
                                                 --------    --------    --------
Revenues:
  License fees                                   $ 37,664    $ 22,157    $ 30,320
  Consulting and professional services             11,265       9,940      10,716
  Support services                                  8,985      11,550      15,861
  Royalty income                                      526         619       1,207
                                                 --------    --------    --------
                                                   58,440      44,266      58,104
                                                 --------    --------    --------
Cost of revenues:
  Cost of license fees                              4,318       4,065       5,131
  Cost of consulting and professional services     11,608      10,555      10,078
  Cost of support services                          4,243       6,228       6,180
                                                 --------    --------    --------
                                                   20,169      20,848      21,389
                                                 --------    --------    --------
        Gross profit                               38,271      23,418      36,715
                                                 --------    --------    --------

Operating expenses:
  Sales and marketing                              20,890      21,114      25,443
  General and administrative                        5,396      15,996       5,415
  Software development                             17,826      14,293      10,011
  Charge for restructuring                            -         5,568       1,600
                                                 --------    --------    --------
                                                   44,112      56,971      42,469
                                                 --------    --------    --------
        Loss from operations                       (5,841)    (33,553)     (5,754)
                                                 --------    --------    --------

Other income (expense):
  Interest income                                   1,027         949         835
  Interest expense                                   (730)     (1,344)        (71)
  Other income (expense), net                        (194)        263         109
                                                 --------    --------    --------
                                                      103        (132)        873
                                                 --------    --------    --------
        Loss before provision for income taxes     (5,738)    (33,685)     (4,881)
Provision for income taxes                             20         -           -
                                                 --------    --------    --------
        Net loss                                 $ (5,758)   $(33,685)   $ (4,881)
                                                 ========    ========    ========

Net loss per share                               $  (0.42)   $  (2.15)   $  (0.25)
                                                 ========    ========    ========

Shares used in computing net loss per share        13,722      15,654      19,454
                                                 ========    ========    ========




The accompanying notes are an integral part of these consolidated statements.

                     PLATINUM SOFTWARE CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                      Series A               Series B                    Series C
                                   Preferred Stock        Preferred Stock             Preferred Stock           Common Stock
                                 ------------------    --------------------         -------------------       ------------------
                                  Shares     Amount    Shares        Amount         Shares       Amount        Shares     Amount
                                 -------     ------    ------        ------         ------      -------       ----------  ------
Balance, June 30, 1994              -           -            -       $  -                -       $   -        13,371,887   $ 13
  Net loss                          -           -            -          -                -           -               -        -
  Foreign currency translation
   adjustments                      -           -            -          -                -           -               -        -
  Issuance of preferred stock       -           -      2,490,000      13,770         231,598      18,226             -        -
  Exercise of warrants              -           -            -          -                -           -           173,000      -
  Employee stock purchases          -           -            -          -                -           -            62,774      -
  Exercise of stock options         -           -            -          -                -           -           456,230      1
                                   --       -----      ---------     -------         -------     -------      ----------   ----
Balance, June 30, 1995              -           -      2,490,000      13,770         231,598      18,226      14,063,891     14
  Net loss                          -           -            -          -                -           -               -        -
  Foreign currency translation
   adjustments                      -           -            -          -                -           -               -        -
  Issuance of restricted stock      -           -            -          -                -           -         2,950,000      3
  Conversion of debenture           -           -            -          -                -           -         1,528,988      2
  Exercise of warrants              -           -            -          -                -           -            60,750      -
  Employee stock purchases          -           -            -          -                -           -            47,711      -
  Exercise of stock options         -           -            -          -                -           -           345,738      -
                                   --       -----      ---------     -------         -------     -------      ----------   ----
Balance, June 30, 1996              -           -      2,490,000      13,770         231,598      18,226      18,997,078     19
  Net loss                          -           -            -          -                -           -               -        -
  Foreign currency translation
   adjustments                      -           -            -          -                -           -               -        -
  Conversion of Series B
    Preferred Stock                 -           -        (55,000)      (304)             -           -            55,000      -
  Conversion of Series C
    Preferred Stock                 -           -            -          -            (17,795)     (1,400)        177,950      -
  Issuance of Common Stock          -           -            -          -                -           -             6,600      -
  Exercise of warrants              -           -            -          -                -           -            55,000      -
  Employee stock purchases          -           -            -          -                -           -            41,540      -
  Exercise of stock options         -           -            -          -                -           -           776,648      1
                                   --       -----      ---------     -------         -------     -------      ----------   ----
Balance, June 30, 1997              -       $   -      2,435,000     $13,466         213,803     $16,826      20,109,816   $ 20
                                   ==       =====      =========     =======         =======     =======      ==========   ====



                                                                Accumulated
                                                   Notes          Foreign
                                    Additional    Receivable     Currency                             Total
                                     Paid-in        from        Translation      Accumulated       Stockholders'
                                     Capital      Officers      Adjustments       Deficit         Equity (Deficit)
                                  -------------   ----------   ------------      -----------      ---------------
Balance, June 30, 1994               $ 77,941     $    -           $353           $ (77,017)          $  1,290
  Net loss                                -            -             -               (5,758)            (5,758)
  Foreign currency translation
   adjustments                            -            -            (49)                 -                 (49)
  Issuance of preferred stock             -            -             -                   -              31,996
  Exercise of warrants                    721          -             -                   -                 721
  Employee stock purchases                316          -             -                   -                 316
  Exercise of stock options             1,448          -             -                   -               1,449
                                     --------     --------         ----           ---------           --------
Balance, June 30, 1995                 80,426          -            304             (82,775)            29,965
  Net loss                                -            -             -              (33,685)           (33,685)
  Foreign currency translation
   adjustments                            -            -            (55)                 -                 (55)
  Issuance of restricted stock         11,560      (11,563)          -                   -                  -
  Conversion of debenture              17,046          -             -                   -              17,048
  Exercise of warrants                    244          -             -                   -                 244
  Employee stock purchases                269          -             -                   -                 269
  Exercise of stock options             1,688          -             -                   -               1,688
                                     --------     --------         ----           ---------           --------
Balance, June 30, 1996                111,233      (11,563)         249            (116,460)            15,474
  Net loss                                -            -             -               (4,881)            (4,881)
  Foreign currency translation
   adjustments                            -            -             44                  -                  44
  Conversion of Series B
    Preferred Stock                       304          -             -                   -                  -
  Conversion of Series C
    Preferred Stock                     1,400          -             -                   -                  -
  Issuance of Common Stock                -            -             -                   -                  -
  Exercise of warrants                    399          -             -                   -                 399
  Employee stock purchases                237          -             -                   -                 237
  Exercise of stock options             3,174          -             -                   -               3,175
                                     --------     --------         ----           ---------           --------
Balance, June 30, 1997               $116,747     $(11,563)        $293           $(121,341)          $ 14,448
                                     ========     ========         ====           =========           ========



The accompanying notes are an integral part of these consolidated statements.

                     PLATINUM SOFTWARE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)

                                                                         Years Ended June 30,
                                                                  --------------------------------
                                                                    1995        1996        1997
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (5,758)   $(33,685)   $ (4,881)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  5,510       6,338       5,812
      Provision for doubtful accounts receivable                     2,635       6,623       2,095
      Provision for doubtful notes receivable from divestitures        -         2,940         -
      Interest income on notes receivable from divestitures           (508)        -           -
      Interest expense on debenture issued in connection with
        class action settlement                                        812       1,236         -
      Charge for restructuring                                         -         5,568       1,600
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                  (6,988)     (1,010)     (5,684)
        (Increase) decrease in inventories                             314         212         (21)
        (Increase) decrease in prepaid expenses and other             (103)        111         181
        (Increase) decrease in other assets                           (228)         91         (62)
        Increase (decrease) in accounts payable                        121         (73)        668
        Increase (decrease) in other accrued expenses
          and accrued commissions                                   (3,369)        508       1,691
        Increase (decrease) in accrued restructuring costs          (2,330)     (2,683)       (912)
        Increase (decrease) in accrued relocation costs                -         1,503      (1,503)
        Increase (decrease) in deferred revenue                     (4,382)      2,587         359
                                                                  --------    --------    --------
               Cash used in operating activities                   (14,274)     (9,734)       (657)
                                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (3,445)     (2,760)     (2,993)
  Capitalized software development costs                              (608)       (371)     (1,457)
  Purchase of source code                                              -           -          (274)
  Purchase of short-term investments                                (5,004)    (13,192)    (10,500)
  Sale of short-term investments                                       -         8,099      11,056
  Payments received on notes receivable from divestitures            2,763       1,016         825
  Increase (decrease) in long-term liabilities                         106          66         (11)
  Increase in notes receivable from divestitures                       -          (209)        -
                                                                  --------    --------    --------
               Cash used in investing activities                    (6,188)     (7,351)     (3,354)
                                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of preferred stock                        31,996         -           -
  Exercise of stock options                                          1,392       1,382       3,175
  Exercise of warrants                                                 721         186         399
  Employee stock purchases                                             316         269         237
  Payment on class action litigation                                (1,000)        -           -
  (Increase) decrease in restricted cash                               (21)       (530)      1,006
                                                                  --------    --------    --------
               Cash provided by financing activities                33,404       1,307       4,817
                                                                  --------    --------    --------
EFFECT OF EXCHANGE RATES ON CASH                                       (56)        (55)         44
                                                                  --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                12,886     (15,833)        850
CASH AND CASH EQUIVALENTS, beginning of the year                     8,387      21,273       5,440
                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS, end of the year                        $ 21,273    $  5,440    $  6,290
                                                                  ========    ========    ========

The accompanying notes are an integral part of these consolidated statements.

                     PLATINUM SOFTWARE CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1995, 1996 AND 1997


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

    c.   Short-term Investments

         The Company accounted for its investment securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt Securities, ("SFAS No. 115"). Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale and carried at fair value. Realized and unrealized holding gains and losses on securities classified as available-for-sale are not material.

         The Company classifies its short-term investments as available-for-sale securities and carries them at their fair market value. In 1997, short-term investments consisted of debt securities with interest rates ranging from 5.85% to 7.87%. At June 30, 1996 and 1997, short-term investments are as follows:


                                         Cost       Gross Unrealized Losses      Estimated Fair Value
                                         ----       -----------------------      --------------------
                                                           (in thousands)
June 30, 1996:
Corporate debt securities               $10,175               $    77               $10,098
                                        =======               =======               =======

June 30, 1997:
Corporate debt securities               $ 9,664               $   122               $ 9,542
                                        =======               =======               =======

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

    e.   Product Returns

         The Company permits VARs and other software distributors to return certain products which were returned by the end-user customers and allows a 30-day return period for Clientele customers. The Company establishes reserves for such estimated product returns. Such product return reserve is included within the allowance for doubtful accounts and was $665,000 at June 30, 1996 and $660,000 at June 30, 1997.

     f.  Inventories

         The Company's inventories consist of software modules in diskette and CD-ROM form ready for shipment, and manuals, and are stated at the lower of cost (first-in, first-out) or market.

     g.  Property and Equipment

         The following summarizes the components of property and equipment, at cost, as of June 30, 1996 and 1997:

                                                 1996           1997
                                               --------       --------
                                                     (in thousands)
Computer equipment                             $ 17,125       $ 18,950
Furniture and fixtures                            3,279          3,605
Leasehold improvements                            1,009          1,851
                                               --------       --------
                                                 21,413         24,406
Accumulated depreciation and amortization       (12,217)       (15,898)
                                               ========       ========
                                               $  9,196       $  8,508
                                               ========       ========

         Depreciation is computed under the straight-line method over the estimated useful lives of the assets ranging from three to five years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard had no material impact on the Company's consolidated financial statements.

    h.   Software Development Costs

         Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release to customers over the expected useful life of the respective products, which is generally five years. Amortization of software development costs is included in cost of license fees and totaled $820,000, $942,000 and $1,047,000 for the years ended June 30, 1995,
1996 and 1997, respectively.

    i.   Acquired Source Code

         Acquired source code is amortized over the shorter of the estimated economic life of the asset or five years. Amortization of acquired source code is included in cost of license fees and totaled $855,000, $891,000 and $1,084,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

    j.   Advertising Costs

         The Company expenses production costs of advertising upon the first showing. Other advertising costs are expensed as incurred. Advertising expense totaled $635,000, $857,000 and $1,463,000 for the years ended June 30, 1995,
1996 and 1997, respectively.

     k.  Income Taxes

         The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     l.  Statements of Cash Flows

         The Company considers investments with an initial maturity of three months or less when purchased to be cash equivalents. The following summarizes the supplemental disclosures related to the statements of cash flows:

                                   1995     1996      1997
                                   ----     ----      ----
                                         (in thousands)
CASH PAID DURING THE YEAR FOR:
   Interest                         $20      $64      $56
                                    ===      ===      ===
   Income taxes                     $23      $ -      $ -
                                    ===      ===      ===

    m.   Foreign Currency Translation

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

    n.   Concentration of Credit Risks and Major Customer Data

         The Company sells its products to VARs and other software distributors generally under credit terms ranging from 30 to 90 days. Also, the Company presently sells its products directly to end-users generally under credit terms of 30 days. The Company believes no significant concentrations of credit risk existed at June 30, 1997. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates. Receivables from customers are generally unsecured.

     o.  Net Loss Per Share

         Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock. The shares of common stock issuable in connection with the July 26, 1995 election to redeem the debenture have been treated as if they were outstanding from July 26, 1995 to September 30, 1995. Due to the agreement to rescind the Company's July 26, 1995 election to repay the debenture and the subsequent reinstatement of the debenture, the treatment for net loss per share purposes of the shares of common stock issuable in connection with the repayment of the debenture have been changed from being outstanding to common stock equivalents from October 1, 1995 to June 30, 1996. However, common stock equivalents were antidilutive for the years ended June 30, 1995 and 1996 and therefore are excluded from the calculation of net loss per share for such periods.

         The following supplementary net loss per share for fiscal 1996 is computed by dividing net loss, excluding interest expense related to the redeemable convertible subordinated debenture (See Note 3) by the weighted average number of shares of common stock outstanding during fiscal year 1996, assuming the June 10, 1996 conversion of the debenture into common stock had occurred on July 1, 1995.

Net loss excluding interest expense related to the redeemable
convertible subordinated debenture                                 ($32,449,000)
                                                                   ============

Supplementary net loss per share                                         ($1.90)
                                                                   ============

Shares used in computing supplementary net loss per share            17,098,841
                                                                   ============

         In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings (loss) per share is replaced with a presentation of basic earnings (loss) per share. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for entities with complex capital structures. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. Given the Company's fiscal 1995, 1996 and 1997 net loss position, management believes the adoption of SFAS No. 128 will not have a material effect on its primary earnings (loss) per share as presented in the accompanying consolidated financial statement.

     p.  Reclassifications

         Certain reclassifications have been made to fiscal 1995 and 1996 amounts to conform with the current year presentation.

2.   ACQUISITION AND RESTRUCTURINGS

     a.  Acquisition

         On June 30, 1997 the Company acquired Clientele Software, Inc. a privately held provider of help desk automation software based in Portland, Oregon. The acquisition was structured as a triangular merger whereby Clientele Software, Inc. became a wholly-owned subsidiary of the Company. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was
 .19761 (i.e., each share of Clientele common stock converted into .19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position and results of operations of Clientele for all periods presented.

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

         In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $6,741,000. Such amount included approximately $2,365,000 for severance and other extended benefit costs related to the reduction in force, $2,312,000 in lease termination and buyout costs related to the closure of facilities, $2,064,000 in asset write-downs and other costs. The charge reflected the net effect of estimated proceeds of operations and products to be divested. During fiscal 1995, the Company paid approximately $2,330,000 for severance, lease termination and other costs related to the restructuring. Also during fiscal 1995, the Company wrote-down accounts receivable, property and equipment, and other assets related to the restructuring aggregating $2,384,000. In addition, $1,791,000 of excess proceeds from divestitures over the net book value of assets sold were credited to the restructuring reserve. At June 30, 1996, the restructuring was substantially complete. At June 30, 1997, the Company had a $88,000 cash obligation, related to lease termination costs, which will be funded from existing cash resources and working capital.

         The Company is entitled to receive royalties on future sales of product from certain of the purchasers, which are computed as a percentage of certain revenues. The Company received $526,000 in royalty income from divested operations in fiscal 1995, $619,000 in royalty income from divested operations in fiscal 1996 and $1,207,000 in royalty income from divested operations in fiscal 1997.

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

         In February 1996, the Company had another reduction in force of approximately 40 positions. This reduction in force resulted in an additional restructuring charge of $2,297,000 which was recorded in the third quarter of fiscal 1996. Such amount included approximately $300,000 for severance and other extended benefit costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1,372,000 in asset write-downs and other costs. During fiscal 1996, the Company paid approximately $2,683,000 for severance, lease termination and other costs relating to the restructurings. At June 30, 1997, the Company had a $921,000 cash obligation related to lease termination and other costs of the fiscal 1996 restructurings which will be funded from existing cash reserves and working capital.

         In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. The Company anticipates that Clientele will continue to operate as an autonomous unit with integration activities focused on the restructuring and consolidation of Clientele's administrative and support functions with those of the Company. The Company expects to incur certain expenses estimated at $1,600,000 in connection with the restructuring and consolidation, primarily the cost of reducing personnel, as well as excess facility costs at Clientele. The Company estimates that expense savings from the 1997 restructuring to be nominal.

3.   SETTLEMENT OF CLASS ACTION LITIGATION

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

     In June 1994, the Company settled the litigation for $17.0 million, $2.0 million in cash, of which $1.0 million was paid immediately, $1.0 million was paid in December 1994, and $15.0 million was paid by issuing a redeemable, convertible subordinated debenture in the principal amount of $15.0 million. The debenture bore interest at eight percent and was subject to mandatory redemption over a period of twenty-seven months following final court approval of the settlement as follows: $5.0 million after nine months, $5.0 million after eighteen months and $5.0 million after twenty-seven months. In lieu of redeeming the debenture at a scheduled redemption date by making a cash payment, the Company, at its option, could elect to repay the principal amount of the debenture, plus interest accrued to date, by issuing common stock, or a combination of stock and cash with the value of common stock determined at the date of conversion. On September 26, 1994, the U.S. District Court approved the settlement which became final thirty days thereafter.

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

4.   COMMITMENTS AND CONTINGENCIES

         The Company leases certain of its operating facilities and equipment under operating leases with terms ranging up to five years. The following is a schedule by years of future minimum lease payments under operating leases:

                   Year ending June 30 (in thousands):
                     1998                                  $  2,588
                     1999                                     2,082
                     2000                                     1,098
                     2001                                     1,011
                     2002                                       334
                     Thereafter                                 -
                                                           ========
                   Total                                   $  7,113
                                                           ========

         Rental expense under operating leases, net of sublease income, for the years ended June 30, 1995, 1996 and 1997, was $2,453,000, $2,137,000 and
$2,020,000, respectively. The total future minimum lease payments above includes approximately $524,000 in sublease payments to be received.

         The Company is party to an employment agreement with the President, Chief Executive Officer and Chairman of the Board, which provides that the Company shall be required to pay severance compensation to him equal to the aggregate annual salary and bonus in the event his employment is terminated without cause or in the event that he is constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the restricted shares that would have vested during the twelve month period following terminations. (See Note 7.) Finally, the Company agreed to provide a relocation package to assist him in relocating his principal residence from northern to southern California. Such costs were paid in fiscal 1997.

         The Company is party to employment agreements with two of the Company's senior vice presidents, which provides that the Company shall be required to pay severance compensation equal to the aggregate six months salary and bonus in the event their employment is terminated without cause or in the event that they are constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the shares that would have vested during the six month period following termination. (See Note 7.) Finally, the Company agreed to provide a relocation package to assist them in relocating their principal residences from northern to southern California. Such costs were paid in fiscal 1997.

         The Company is party to an agreement with another executive officer which provides that in the event his employment is involuntarily terminated or constructively terminated, all stock options held by this executive officer shall vest and become immediately exercisable and the Company shall be required to pay severance benefits equal to his total compensation for the prior twelve months.

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

5.   INCOME TAXES

         The provision for income taxes for the years ended June 30, 1995, 1996 and 1997 is comprised of the following:

                               1995          1996           1997
                               ----          ----           ----
      Federal:                           (in thousands)
           Current             $ -            $-            $-
           Deferred              -             -             -
                               ---            --            --
                               ---            --            --
                               ---            --            --
         State:
           Current              20             -             -
           Deferred              -             -             -
                               ---            --            --
                                20             -             -
                               ---            --            --
         Foreign:
           Current               -             -             -
                               ===            ==            ==
                               $20            $-            $-
                               ===            ==            ==

     The reported provision (benefit) for income taxes for the years ended June 30, 1995, 1996 and 1997 differ from the amount computed by applying the statutory federal income tax rate of 34 percent to the consolidated income before income taxes as follows:

                                                   1995                 1996                 1997
                                                 --------             --------             --------
                                                                   (in thousands)
Benefit computed at statutory rates              $ (1,934)            $(11,201)            $ (1,659)
Increase (reduction) resulting from:                 (414)
  State taxes, net of federal benefit                (180)              (1,354)
  Valuation allowance                               2,051               12,795                2,685
  Other                                                83                 (240)                (612)
                                                 --------             --------             --------
                                                 $     20             $      -             $     -
                                                 ========             ========             ========

         The components of the Company's net deferred income tax asset (liability) as of June 30, 1996 and 1997 are as follows:

                                        1996          1997
                                      --------       --------
                                             (in thousands)
Net operating loss carryforwards      $ 29,018       $ 33,250
Allowance for doubtful accounts          3,045          1,940
Acquisition costs, net                   2,980          3,015
Research and development credits         2,543          2,010
Other                                    1,393          1,550
Accrued restructuring costs                770          1,210
Accrued relocation costs                   600            -
Depreciation                              (554)          (405)
Software capitalization, net              (900)          (990)
Valuation allowance                    (38,895)       (41,580)
                                      --------       --------
                                      $      -       $      -
                                      ========       ========

         As of June 30, 1997, the Company had provided a valuation allowance of approximately $41,580,000 because realization of the Company's net deferred tax asset is not assured due to the historical losses incurred by the Company and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset would reduce the Company's effective tax rate in future periods.

         The Company has federal, state and foreign net operating loss carryforwards as of June 30, 1997 of approximately $84,000,000, $76,000,000 and $24,000,000, respectively. The federal and state losses expire in the years 1998 through 2012. The foreign losses have no expiration date. In addition, the Company has approximately $2,010,000 of federal research and development credit carryforwards which expire in the years 2000 through 2011.

         Utilization of the federal and state net operating loss and research and development credit carryforwards could be limited in future years if the Company were to experience a greater than 50% change in ownership within a 3 year period as defined in section 382 of the United States Internal Revenue Code of 1986.

6.   STOCK OPTION PLAN AND OTHER EMPLOYEE BENEFITS

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

         The Company adopted a fifth stock option plan effective July 29, 1997, whereby non-qualified stock options may be granted to employees, consultants and others with important business relationships with the Company. The total number of shares which may be granted under this plan is 500,000.

         On June 30, 1997, the Company acquired Clientele Software, Inc. (See
Note 2.) The Company assumed all of the outstanding employee stock options of Clientele which translated into options to acquire 212,356 shares of common stock of the Company.

         Effective July 1990, the Company adopted a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company has not made any contributions to the profit sharing plan as of June 30, 1997. In addition, the Company adopted an Employee Stock Purchase Plan in August 1992 authorizing the issuance of up to an aggregate of 450,000 shares of common stock to participating employees which permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a six month plan period. As of June 30, 1997, 214,350 shares have been sold under this plan.

         The following is a summary of common stock option transactions as of and for the years ended June 30, 1995, 1996 and 1997:

                                           1995                        1996                             1997
                               -------------------------   --------------------------       -------------------------
                                               Weighted                     Weighted                         Weighted
                                                Average                      Average                         Average
                                               Exercise                     Exercise                         Exercise
                                 Options         Price        Options        Price            Options          Price
                               ------------  -----------   ------------    ----------        -----------    ---------
Outstanding, Beginning of year  3,288,257       $ 5.7191     3,593,798       $ 6.0563        3,657,243       $ 5.9200
Granted                         1,597,042         8.3677     1,796,960         6.9006        3,653,087         5.5472
Exercised                        (456,230)        3.0486      (345,738)        3.9864         (776,648)        3.8445
Expired or Canceled              (835,271)       10.6986    (1,387,777)        7.8937       (2,993,050)        6.4843
                                =========       ========     =========       ========        =========       ========
Outstanding End of Year         3,593,798       $ 6.0563     3,657,243       $ 5.9200        3,540,632       $ 5.5058
                                =========       ========     =========       ========        =========       ========

Options Exercisable             1,530,874       $ 4.6312     1,876,238       $ 4.8565        1,968,696       $ 4.1971
                                =========       ========     =========       ========        =========       ========


         The following table summarizes information about stock options outstanding at June 30, 1997.

                                           Options Outstanding                       Options Exercisable
                             -------------------------------------------------  -------------------------------
                                                 Weighted
                                                  Average         Weighted                         Weighted
                                                 Remaining         Average                         Average
                                 Number         Contractual       Exercise          Number      Exercise Price
 Range of Exercise Prices     Outstanding          Life             Price        Exercisable
---------------------------  ---------------  ----------------  --------------  --------------- ---------------
$0.4200   -   $1.4170            341,325           3.82            $ 0.7795         316,128        $ 0.7675
$3.5000   -   $3.5000          1,494,787           7.64             $3.5000         902,167        $ 3.5000
$3.8750   -   $7.0000            476,681           7.55            $ 5.0905         367,839        $ 4.5371
$7.0625   -   $7.5000            517,954           8.34            $ 7.4287         234,000        $ 7.3670
$7.5910   -   $8.7500            241,635           7.37            $ 8.0479          92,287        $ 8.0458
$9.2500   -   $9.2500                200           7.57            $ 9.2500             200        $ 9.2500
$11.1250  -  $11.1250                300           8.16           $ 11.1250              75        $11.1250
$12.1250  -  $12.1250            343,750           9.32           $ 12.1250           4,000        $12.1250
$12.8750  - $12. 8750             64,000           9,54           $ 12.8750               0        $ 0.0000
$13.0000  -  $13.0000             60,000           7.30           $ 13.0000          52,000        $13.0000
                               =========          =====           =========       =========        ========
$0.4200   -  $13.0000          3,540,632           7.53           $  5.5058       1,968,696        $ 4.1971
                               =========          =====           =========       =========        ========

         Effective July 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted in SFAS No. 123, the Company did not adopt the recognition provisions and has provided the pro forma net loss and loss per share disclosures required by SFAS No. 123. The Company will continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based upon fair value at the grant date under these plans consistent with the SFAS No. 123 methodology, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                    1996                 1997
                                ------------       --------------
Net loss as reported            ($33,685,000)         ($4,881,000)
                                ============       ==============
Net loss - pro forma            ($35,060,000)        ($11,899,000)
                                ============       ==============

Loss per share as reported            ($2.15)              ($0.25)
                                ============       ==============
Loss per share - pro forma            ($2.24)              ($0.61)
                                ============       ==============

         Because SFAS No. 123 is only applicable to options granted subsequent to July 1, 1995, its pro forma effect will not be fully reflected until fiscal 1998. The fair value of shares had been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                            Stock Option Plans Purchase Plan
                            ------------------ --------------
Expected life (years)               4              .5
Risk-free interest rate           5.95%          5.95%
Volatility                       .7637          .7637

         For options granted during fiscal years 1996 and 1997, the weighted average fair value at date of grant was $4.3625 and $4.0667 per option, respectively. The weighted average fair value at date of grant for stock purchase shares during fiscal years 1996 and 1997 was $2.430 and $3.007 per share, respectively. The discounted value of the stock purchase shares granted in fiscal years 1996 and 1997 using the Black-Scholes Option pricing model was $58,000 and $42,000 , respectively. As of June 30, 1997, the total number of shares of common stock received for future issuance under existing stock option plans, warrants and Series B and Series C Preferred Stock (See Note 8) is approximately 8,410,000.

         On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan) which is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20% of the Company's then outstanding common stock or commences a tender offer for at least 20% of the Company's then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction which the Company is not the surviving corporation or 50% or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company, having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20% or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends. The rights, which expire on March 9, 2004, may be redeemed by the Company at a price of $0.01 per right.

         In fiscal 1993 and 1994, in connection with three acquisitions, the Company granted stock purchase warrants for 468,472 shares. During fiscal 1995, 1996 and 1997, 173,000, 40,750, and 5,000 stock purchase warrants were exercised, respectively. During fiscal 1995, 1996 and 1997, 75,000, 0 and 0 stock purchase warrants were canceled, respectively. Such outstanding stock purchase warrants expire in 2003.

         In May 1995, the Company issued a former customer a warrant to purchase 50,000 shares of common stock at an exercise price of $7.5625 per share which represented the fair market value of the common stock on the date an initial agreement to settle was reached. The warrant was issued as part of the consideration paid to settle litigation relating to the Company's client/server distributions software product. Such warrant was exercised in May 1997.

         In May 1995, the Company agreed to issue to certain former officers and directors or their designates stock purchase warrants to purchase an aggregate of 50,000 shares of common stock, at an exercise price of $10.00 per share which represented the fair market value of the common stock, in settlement of the Company's obligations to indemnify and defend such individuals under indemnification agreements regarding the facts giving rise to the class action litigation brought against the Company in January 1994. Such warrants expired without being exercised.

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

7.   RESTRICTED STOCK

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

8.   PREFERRED STOCK

         On September 22, 1994, the Company completed a private placement. The Company issued 2,490,000 shares of its newly created Series B Preferred Stock in exchange for cash totaling $13,769,700 to a group of venture capital investors. The preferred shares were issued at a price of $5.53 per share. The price per share was determined on September 9, 1994, at the completion of a term sheet satisfactory to the Company and the investors, and reflects a 20% discount from the average trading price for the Company's common stock for twenty of the thirty preceding days. Such preferred shares are convertible into common shares of the Company on a one-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $22.12 per share. The holder of preferred stock shall be entitled to vote with the holders of common stock on an as converted basis. The holders of a majority of the outstanding Series B Preferred Stock, voting together as a class, have the right to designate two members of the Board of Directors. In fiscal 1997, 55,000 shares of Series B Preferred Stock were converted to common stock.

         On May 26, 1995, the Company completed a second private placement. The Company issued 231,598 shares of its newly created Series C Preferred Stock in exchange for cash totaling $18,226,700 to a group of venture capital investors. The preferred shares were issued at a price of $78.70 per share. The price per share reflects a 20% discount from the average trading price for the Company's common stock for twenty of the thirty preceding days. Such preferred shares are convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share. The holder of preferred stock shall be entitled to vote with holders of common stock on an as converted basis. In fiscal 1997, 17,795 shares of Series C Preferred Stock were converted to common stock.

         The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock.

9.   SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one industry segment: the design, development, marketing and support of financial applications software products.

         A summary of the Company's operations by geographic area is as follows:

                                 United                                                  Latin
                                 States       Australasia      Europe       Canada       America     Consolidated
                               --------       -----------    --------      ---------    --------     ------------
                                                                     (in thousands)
Year Ended June 30, 1995:

Net revenues                   $ 40,583       $  8,813       $  5,156       $  3,418       $470      $ 58,440
                               ========       ========       ========       ========       ====      ========
Operating income (loss)          (1,429)        (1,634)        (3,162)           (86)       470        (5,841)
                               ========       ========       ========       ========       ====      ========
Identifiable assets              56,032          3,048          4,489          2,965          -        66,534
                               ========       ========       ========       ========       ====      ========

Year Ended June 30, 1996:

Net revenues                   $ 30,187       $  8,294       $  2,134       $  3,042       $609      $ 44,266
                               ========       ========       ========       ========       ====      ========
Operating income (loss)         (28,392)        (1,823)        (3,471)          (476)       609       (33,553)
                               ========       ========       ========       ========       ====      ========
Identifiable assets              32,642          3,164          2,857          2,249          -        40,912
                               ========       ========       ========       ========       ====      ========

Year Ended June 30, 1997:

Net revenues                   $ 40,736       $  7,993       $  4,426       $  3,957       $992      $ 58,104
                               ========       ========       ========       ========       ====      ========
Operating income (loss)          (5,895)           388         (1,429)           190        992        (5,754)
                               ========       ========       ========       ========       ====      ========
Identifiable assets              33,444          3,565          2,488          2,281          -        41,778
                               ========       ========       ========       ========       ====      ========

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Platinum Software Corporation

We have audited the consolidated financial statements of Platinum Software Corporation as of June 30, 1996 and 1997, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated July 29, 1997. Our audits also included the financial statement schedule listed in Item 14 (a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                           ERNST & YOUNG LLP



Orange County, California
July 29, 1997

                          PLATINUM SOFTWARE CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                          Balance at
                                         Beginning    Provision for   Amounts                       Balance at End
            Description                   of Year       Bad Debt    Written Off          Other           of Year
-----------------------------------      -----------  ------------- -----------       -----------   --------------
FOR THE YEAR ENDED JUNE 30, 1995:
     Allowance for doubtful accounts      $ 3,250      $ 2,635      $(2,476)          $     1,451(1)   $ 4,860
                                          =======      =======      =======           ===========      =======

FOR THE YEAR ENDED JUNE 30, 1996:
     Allowance for doubtful accounts      $ 4,860      $ 6,623      $(2,360)          $       -        $ 9,123
                                          =======      =======      =======           ===========      =======

FOR THE YEAR ENDED JUNE 30, 1997:
     Allowance for doubtful accounts      $ 9,123      $ 2,095      $(4,955)          $       -        $ 6,263
                                          =======      =======      =======           ===========      =======


(1)  Amount represents a reclassification from accrued restructuring costs