Form 10-Q
period 1997-09-30
PLATINUM SOFTWARE CORP
filed 1997-11-13
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 453-4000

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of November 6, 1997, there were 20,306,563 shares of common stock outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION...........................................................................   3
       Item I - Financial Statements.....................................................................   3
                Unaudited Condensed Consolidated Balance Sheets..........................................   3
                Unaudited Condensed Consolidated Statements of Operations................................   4
                Unaudited Condensed Consolidated Statements of Cash Flows................................   5
                Notes to Unaudited Condensed Consolidated Financial Statements...........................   6
       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....   8
PART II - OTHER INFORMATION..............................................................................  14
       Item 1 - Legal Proceedings........................................................................  14
       Item 6 - Exhibits and Reports on Form 8-K.........................................................  14
SIGNATURE       .........................................................................................  15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                          PLATINUM SOFTWARE CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                September 30,        June 30,
                                                                                    1997               1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $     2,898       $     6,290
  Short-term investments                                                               9,533             9,542
  Accounts receivable, net                                                            12,185            12,025
  Inventories                                                                            475               481
  Prepaid expenses and other                                                           1,483             1,467
--------------------------------------------------------------------------------------------------------------
        Total current assets                                                          26,574            29,805
Property and equipment, net                                                            8,080             8,508
Software development costs, net                                                        2,467             2,660
Acquired software, net                                                                   247               278
Other assets                                                                           1,418               527
--------------------------------------------------------------------------------------------------------------
                                                                                 $    38,786       $    41,778
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $     2,841       $     4,725
  Accrued expenses                                                                     6,178             8,081
  Accrued restructuring costs                                                          2,363             2,609
  Deferred revenue                                                                    11,058            11,638
--------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     22,440            27,053
--------------------------------------------------------------------------------------------------------------
        Long-term liabilities                                                             75               277

Stockholders' equity:
  Preferred stock                                                                     30,292            30,292
  Common stock                                                                            21                20
  Additional paid-in capital                                                         117,258           116,747
  Less: notes receivable from officers for issuance of restricted stock              (11,563)          (11,563)
  Accumulated foreign currency translation adjustments                                   575               293
  Accumulated deficit                                                               (120,312)         (121,341)
--------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                    16,271            14,448
--------------------------------------------------------------------------------------------------------------
                                                                                 $    38,786       $    41,778
==============================================================================================================

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         PLATINUM SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                September 30,
                                                           1997              1996
-----------------------------------------------------------------------------------
Revenues:
   License fees                                          $   8,991        $   5,922
   Consulting and professional services                      3,859            2,221
   Support services                                          4,011            3,616
   Royalty income                                               99              135
-----------------------------------------------------------------------------------
Total revenue                                               16,960           11,894
Cost of revenues                                             5,724            4,305
-----------------------------------------------------------------------------------
Gross profit                                                11,236            7,589
-----------------------------------------------------------------------------------
Operating expenses:
   Sales and marketing                                       6,783            5,416
   General and administrative                                1,057            1,969
   Software development                                      2,936            2,350
-----------------------------------------------------------------------------------

Total operating expenses                                    10,776            9,735
-----------------------------------------------------------------------------------
Income (loss) from operations                                  460           (2,146)
Other income, net                                              569              199
-----------------------------------------------------------------------------------
Income (loss) before provision for income taxes              1,029           (1,947)
Provision for income taxes                                       -                -
-----------------------------------------------------------------------------------

Net income (loss)                                        $   1,029        $  (1,947)
===================================================================================

Net income (loss) per share                              $    0.04        $   (0.10)
===================================================================================

Shares used in computing
   net income (loss) per share                              26,444           19,021
===================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                    1997                1996
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                         $      1,029            $  (1,947)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities
         Depreciation and amortization                                               1,283                1,390
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable, net                            (160)                 441
           (Increase) decrease in inventories                                            6                   49
           (Increase) decrease in prepaid expenses and other                           (16)                 270
           (Increase) decrease in other assets                                        (891)                 (18)
           Increase (decrease) in accounts payable                                  (1,884)                (727)
           Increase (decrease) in accrued expenses                                  (1,903)                (228)
           Increase (decrease) in accrued restructuring costs                         (246)                (191)
           Increase (decrease) in deferred revenue                                    (580)                (199)
---------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                   (3,362)              (1,160)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Payments received on notes receivable from divestitures                              -                  161
    Capital expenditures, net                                                         (510)                (442)
    Capitalized software development costs                                            (121)                (500)
    Purchase of short-term investments                                              (1,000)              (1,000)
    Sale of short-term investments                                                   1,009                1,041
    Payments of long-term liabilities                                                 (202)                   -
---------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                     (824)                (740)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Exercise of common stock options                                                   281                  137
    Issuance of common stock under the Employee Stock Purchase Plan                    231                   85
    Decrease in restricted cash                                                          -                1,006
---------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                  512                1,228
---------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                       282                   89
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                (3,392)                (583)
Cash and cash equivalents, beginning of period                                       6,290                5,440
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $      2,898           $    4,857
===============================================================================================================

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         PLATINUM SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of September 30, 1997 and June 30, 1997, the results of its operations and its cash flows for the three months ended September 30, 1997 and 1996, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

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

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were antidilutive for the three months ended September 30, 1996, and therefore, have been excluded from the calculation of net loss per share for such period.

FISCAL 1997 ACQUISITION

On June 30, 1997 the Company acquired Clientele Software, Inc. ("Clientele") a privately held provider of help desk automation software based in Portland, Oregon. The acquisition was structured as a triangular merger whereby Clientele became a wholly-owned subsidiary of the Company. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was .19761 (i.e., each share of Clientele common stock converted into .19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

FISCAL 1994, 1996 AND 1997 RESTRUCTURINGS

In May 1994, the Company announced a restructuring of its business operations, including plans to sell certain operations and non-core software products, with the intent to significantly reduce operating expenses. Between May 1994 and April 1996, the Company reduced its workforce through a reduction in force, attrition, as well as the sale and closure of certain of its operations and products.

In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $6.7 million. Such amount included approximately $2.4 million for severance and other extended benefit costs related to the reduction in force, $2.3 million in lease termination and buyout costs related to the closure of facilities and $2.0 million in asset write-downs and other costs. The charge reflected the net effect of estimated proceeds of operations and products to be divested. At September 30, 1997, the restructuring was substantially complete.

During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for its Platinum SQL Enterprise product line. The restructuring resulted in a charge of $3.3 million which was recorded in the second quarter of fiscal 1996. Such amount included approximately $1.2 million for severance and other extended benefit costs related to the reduction in force, $1.2 million for lease termination and buyout costs related to the closure of facilities and $872,000 in asset write-downs and other costs.

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

In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. The Company anticipates that Clientele will continue to operate as an autonomous unit with integration activities focused on the restructuring and consolidation of Clientele's administrative and support functions with those of the Company. This resulted in an additional restructuring charge of $1.6 million which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1.1 million for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs. The Company estimates that expense savings from the 1997 restructuring to be nominal. During the three months ended September 30, 1997, the Company paid approximately $246,000 for severance, lease termination and other costs relating to the 1994, 1996 and 1997 restructurings.

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

SUBSEQUENT EVENT

On November 4, 1997, the Company entered into a definitive agreement and plan of reorganization pursuant to which it will acquire FocusSoft, Inc. ("FocusSoft"), a privately held provider of enterprise resource planning and distribution software based in Louisville, Kentucky. The acquisition was structured as a triangular merger whereby FocusSoft will become a wholly owned subsidiary of the Company. As consideration for the acquisition, the Company will issue 2,474,794 shares of common stock in exchange for all of the outstanding shares of common stock of FocusSoft. The exchange ratio used with respect to the FocusSoft shares will be 24.747937 (i.e., each share of FocusSoft common stock will convert into 24.747937 shares of the Company's common stock.) In addition, the Company will assume all of the employee stock options of FocusSoft which translates into stock options to acquire 225,206 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 247,479 shares, will be placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction will be accounted for as a pooling of interests and is expected to close by November 20, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net income for the first quarter of fiscal 1998 was $1.0 million, or $0.04 per share, as compared to a net loss of $1.9 million, or $(0.10) per share, for the comparable quarter of fiscal 1997. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $17.0 million and $11.9 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 43%. The increase for the three months ended September 30, 1997 reflected a general increase in license and service revenues.

Total license fee revenues were approximately $9.0 million and $5.9 million for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 52%.

License fee revenues for the Company's Platinum SQL product (formerly named Platinum SQL NT) were approximately $5.6 million and $3.3 million for the three months ended September 30, 1997 and 1996, respectively. The increase resulted primarily from the re-establishment of the Company's direct sales force in the fourth quarter of fiscal 1996.

License fee revenues for the Platinum for DOS and Platinum for Windows products were approximately $1.9 million and $1.5 million for the three months ended September 30, 1997 and 1996, respectively. The increase resulted primarily from increased demand created by the commercial availability of a complete suite of Platinum for Windows core modules during the quarter ended September 30, 1997. The complete set of Platinum for Windows core modules were first available in December 1996.

License fee revenues for the Clientele product were approximately $1.5 million and $841,000 for the three months ended September 30, 1997 and 1996, respectively. The increase resulted from the maturity of the sales force as well as the significant telesales and marketing efforts during the quarter ended September 30, 1997.

International license fee revenues were $2.7 million and $2.2 million for the three months ended September 30, 1997 and 1996, respectively. The increase was primarily due to the increases in license fee revenues for the Company's Platinum SQL and Platinum for DOS and Platinum for Windows products.

Consulting and professional services revenue increased 74% from revenues of $2.2 million in the three months ended September 30, 1996 to $3.9 million in the three months ended September 30, 1997. The increase in the three months ended September 30, 1997 was primarily attributable to the Company's increased focus in fiscal 1997 on providing consulting and implementation services to customers.

Support services revenue increased 11% from revenues of $3.6 million in the three months ended September 30, 1996 to $4.0 million in the three months ended September 30, 1997. The increase was primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and an increased effort to renew customers on maintenance contracts which effort the Company commenced in early fiscal 1997.

Gross Profit

Gross profit increased as a percentage of revenues from 64% for the three months ended September 30, 1996 to 66% for the three months ended September 30, 1997. The increase in gross profit percentage was primarily due to higher license fee revenues as a percentage of total revenues, which have higher margins than consulting and professional services revenues.

Operating Expenses

Total operating expenses increased from $9.7 million for the three months ended September 30, 1996 to $10.8 million for the three months ended September 30, 1997. The increase was primarily attributable to the re-establishment of a direct sales force for the Company's Platinum SQL product which commenced in the fourth quarter of fiscal 1996. Total operating expenses as a percentage of revenues were 64% and 82% for the three months ended September 30, 1997 and 1996, respectively.

Sales and marketing expenses were approximately $6.8 million and $5.4 million for the three months ended September 30, 1997 and 1996, respectively, or approximately 40% and 46% of total revenues. This dollar amount increase was a result of the re-establishment of a direct sales force for the Company's Platinum SQL product.

General and administrative expenses were approximately $1.1 million and $2.0 million for the three months ended September 30, 1997 and 1996, respectively, or approximately 6% and 17% of total revenues. The decreases were primarily due to the reduction of legal reserves of $500,000 from the September 1996 quarter to the September 30, 1997 quarter, and the increase in the fair value of a note receivable from a divestiture as part of the fiscal 1994 restructuring which was previously written off, offset in part by an increase in the provision for additional bad debts which netted to a decrease of $200,000.

Software development expenditures were approximately $3.1 million and $2.9 million for the three months ended September 30, 1997 and 1996, respectively, before capitalization of software costs of approximately $121,000 and $500,000, respectively. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 4% for the three months ended September 30, 1997 and 17% for the three months ended September 30, 1996. During the three months ended September 30, 1997, costs were capitalized for the translation in different languages for the Platinum SQL and Platinum for Windows products. During the quarter ended September 30, 1996, costs were capitalized for the multi-currency functionality for Platinum SQL.

Other Income

Other income for the three months ended September 30, 1997 and 1996, was approximately $569,000 and $199,000, respectively. The increase primarily resulted from additional interest earned on the Company's cash and cash equivalents and short-term investments, and an increase of $298,000 in the fair value of an investment. For the three months ended September 30, 1996, other income primarily represented interest earned on the Company's cash and cash equivalents and short-term investments.

Provision for Income Taxes

The Company has not provided a provision for income taxes for the quarter ended September 30, 1997 due to the Company's utilization of operating loss carryforwards. Valuation allowances were provided against such operating loss carryforwards at June 30, 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $2.9 million. Cash and cash equivalents decreased by approximately $3.4 over the June 30, 1997 balance primarily due to cash used in operations principally from significant cash outlays for the year-end sales and professional services commissions owed and for costs related to the Clientele acquisition. The Company had working capital of $2.8 million at June 30, 1997 as compared to working capital of $4.1 million at September 30, 1997. The increase was primarily attributable to the reduction of accounts payable and accrued expenses.

The Company paid approximately $246,000 in severance, lease and other costs related to the fiscal 1994 and fiscal 1996 and 1997 restructurings during the three months ended September 30, 1997. At September 30, 1997, the Company had a $2.4 million cash obligation related to lease termination and other costs of the fiscal 1994 and fiscal

1996 and 1997 restructurings. These obligations will be funded from existing cash reserves, working capital and operations.

The Company has taken steps to significantly reduce its operating expenses, through several reductions in work force over the past two years, as well as the disposition of several business units. See "Fiscal 1994, 1996 and 1997 Restructurings." If the Company is not successful in achieving targeted revenues, the Company may be required to take further actions to align its operating expenses with its reduced revenues, such as further reductions in work force or seek additional debt or equity financing. There can be no assurance that the Company would be able to reduce expenses or secure additional financing on reasonable terms or at all.

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

         Liquidity. The Company's cash and cash equivalents decreased from $6.3 million at June 30, 1997 to $2.9 million at September 30, 1997, principally due to cash used in operations. The Company incurred significant cash outlays in the quarter for year-end sales and professional services commissions and for costs related to the Clientele acquisition. In the second quarter of fiscal 1998, the Company will incur another significant cash outlay for costs associated with the FocusSoft acquisition. Although, the Company's fiscal 1994 restructuring is substantially complete, there will be additional cash outlays in connection with discontinued products and lease terminations, estimated to be approximately $68,000. In addition, there will be further cash outlays estimated at approximately $687,000 in connection with the second quarter fiscal 1996 restructuring, $144,000 in connection with the third quarter fiscal 1996 restructuring and $1.5 million in connection with the fiscal 1997 restructuring. If the Company is not successful in achieving targeted revenues or positive cash flow, the Company may be required to take actions to align its operating expenses with its reduced revenues, such as reductions in work force or other expense cutting measures, or seek additional debt or equity financing. There can be no assurance that the Company would be able to reduce expenses or secure additional financing on reasonable terms or at all.

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

         Horizontal Product Strategy. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to financial accounting applications, such as sales force automation, enterprise resource planning or human resources. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. See "Fiscal 1997 Acquisition" and "Subsequent Event" in the Notes to the Unaudited Condensed Consolidated Financial Statements. Any future acquisitions or investments would be accompanied by the risks commonly encountered in the acquisitions of businesses. Some of these risks include, among other things, the integration of previously distinct businesses into one business unit, the substantial management time devoted to such activities, the potential disruption of the Company's ongoing business, undisclosed liabilities, the failure to realize anticipated benefits (such as synergies and cost savings), and issues related to product transition (such as development, distribution and customer support). The Company expects that the consideration paid in future acquisitions, if any, would be in the form of stock, rights to purchase stock, cash or a combination thereof. Dilution to existing stockholders and earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Some of the risks associated with joint development agreements or technology licenses include development delays, product bugs or errors, issues related to the integration or transition of the new products, such as providing adequate customer support, effectively selling and marketing the new product and coordinating development efforts.

         Dependence on Distribution Channels. The Company distributes its Platinum for DOS and Platinum for Windows products exclusively through third-party distributors and Value Added Resellers ("VARs"), and distributes its Platinum SQL software product through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its VARs or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its VARs and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

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

         Dependence on Platinum SQL Product Line. Platinum SQL, which is a successor product to Platinum SQL Enterprise, which was first introduced in June 1992, and to Platinum SQL NT, which was first introduced in December 1994, is an integrated financial and management information software product for use on client/server computing systems. It is common for complex programs such as Platinum SQL to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. The inability of the Company to correct any serious errors, or any significant delay in correcting any serious errors could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operate could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

         New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has three principal product lines, Platinum for Windows (including Platinum for DOS), Platinum SQL and Clientele. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and some of the core accounting modules of Platinum for Windows were released during the quarters ended December 31, 1996, June 30, 1996 and December 31, 1995. Version 4.2 of Platinum SQL, which will include enhanced consolidation capabilities and new on-line planning wizards and troubleshooting utilities as well as maintenance fixes, is scheduled for release in April 1998. See "Forward Looking Statements." In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

         Shares Eligible for Future Sale. As of November 6, 1997, the Company had 20,306,563 shares of common stock outstanding. There are presently 2,435,000 shares of Series B Preferred Stock and 213,803 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,435,000 and 2,138,030 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has approximately 4,000,000 shares subject to stock options which are issuable to employees under employee option plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

       (a)    Exhibits

              10.47    1997 Nonqualified Stock Option Plan
              27       Financial Data Schedule

       (b)    Reports on Form 8-K

              The Company filed a current report on Form 8-K dated July 29, 1997 to report under Item 5 its results for the quarter and fiscal year ended June 30, 1997. In addition, the Company filed an amendment on Form 8-K/A on September 12, 1997 to the Current Report on Form 8-K dated June 30, 1997. The amendment included pro forma financial statements for the Company and Clientele Software, Inc.

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

                                        PLATINUM SOFTWARE CORPORATION
                                        -----------------------------
                                                  (Registrant)

Date:   November 13, 1997               /s/ MICHAEL J. SIMMONS
                                        -----------------------------
                                            Michael J. Simmons
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)

                                 EXHIBIT INDEX
                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                            DESCRIPTION                       PAGE
-------                           -----------                   ------------

10.47                1997 Nonqualified Stock Option Plan

27                   Financial Data Schedule