Form 10-Q
period 1997-12-31
PLATINUM SOFTWARE CORP
filed 1998-02-13
CIK 891178

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO _______________


                           COMMISSION FILE NO. 0-20740


                     --------------------------------------


                          PLATINUM SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             33-0277592
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                              195 TECHNOLOGY DRIVE
                          IRVINE, CALIFORNIA 92618-2402
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

As of February 5, 1998, there were 22,889,613 shares of common stock outstanding.

================================================================================

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION..........................................................  3

     Item 1 - Financial Statements

              Unaudited Condensed Consolidated Balance Sheets...........................  3

              Unaudited Condensed Consolidated Statements of Operations.................  4

              Unaudited Condensed Consolidated Statements of Cash Flows.................  5

              Notes to Unaudited Condensed Consolidated Financial Statements............  6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................  8

PART II - OTHER INFORMATION............................................................. 16

     Item 1 - Legal Proceedings......................................................... 16

     Item 4 - Submission of Matters to Vote of Security Holders......................... 16

     Item 6 - Exhibits and Reports on Form 8-K.......................................... 16

SIGNATURE............................................................................... 18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                          PLATINUM SOFTWARE CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------
                                                                 December 31,      June 30,
                                                                     1997           1997
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $   4,466      $   6,724
  Short-term investments                                              8,061          9,542
  Accounts receivable, net                                           16,375         12,880
  Inventories                                                           694            481
  Prepaid expenses and other                                          2,076          1,473
----------------------------------------------------------------------------------------------
        Total current assets                                         31,672         31,100
Property and equipment, net                                           7,779          8,587
Software development costs, net                                       2,358          2,660
Acquired software, net                                                  233            278
Other assets                                                            573            531
----------------------------------------------------------------------------------------------
                                                                  $  42,615      $  43,156
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $   3,368      $   4,752
  Accrued expenses                                                    6,578          8,293
  Accrued restructuring costs                                         1,973          2,609
  Deferred revenue                                                   11,580         11,638
----------------------------------------------------------------------------------------------
        Total current liabilities                                    23,499         27,292
----------------------------------------------------------------------------------------------
        Long-term liabilities                                            60            277
----------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock                                                    30,292         30,292
  Common stock                                                           21             20
  Additional paid-in capital                                        117,518        116,849
  Less: notes receivable from officers for issuance
        of restricted stock                                         (11,563)       (11,563)
  Accumulated foreign currency translation adjustments                  532            291
  Accumulated deficit                                              (117,744)      (120,302)
----------------------------------------------------------------------------------------------
        Total stockholders' equity                                   19,056         15,587
----------------------------------------------------------------------------------------------
                                                                  $  42,615      $  43,156
==============================================================================================

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


----------------------------------------------------------------------------------------------
                                          Three Months Ended            Six Months Ended
                                             December 31,                  December 31,
                                        ----------------------       -------------------------
                                          1997          1996           1997           1996
----------------------------------------------------------------------------------------------
Revenues:
  License fees                          $11,660       $  7,710      $ 21,747      $ 13,696
  Consulting and professional services    5,604          2,643         9,656         4,996
  Support services                        4,290          3,791         8,317         7,407
  Royalty income                             96            138           195           273
----------------------------------------------------------------------------------------------
                                         21,650         14,282        39,915        26,372

Cost of revenues                          7,179          5,039        13,247         9,442
----------------------------------------------------------------------------------------------
Gross profit                             14,471          9,243        26,668        16,930
----------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                     7,846          5,965        14,999        11,464
  General and administrative              2,143          1,586         3,406         3,637
  Software development                    3,025          2,416         6,075         4,828
----------------------------------------------------------------------------------------------

                                         13,014          9,967        24,480        19,929
----------------------------------------------------------------------------------------------
Income (loss) from operations             1,457           (724)        2,188        (2,999)
Other income, net                           565            143         1,139           342
----------------------------------------------------------------------------------------------
Income (loss) before provision for
  income taxes                            2,022           (581)        3,327        (2,657)
Provision for income taxes                   --             --            --            --
----------------------------------------------------------------------------------------------

Net income (loss)                       $ 2,022       $   (581)      $ 3,327       $(2,657)
==============================================================================================

Basic net income (loss) per share       $  0.09       $  (0.03)      $  0.15       $ (0.12)
==============================================================================================

Shares used in computing basic
  net income (loss) per share            22,770         21,740        22,727        21,618
==============================================================================================

Diluted net income (loss) per share     $  0.07       $  (0.03)      $  0.11       $  (0.12)
==============================================================================================

Shares used in computing diluted
  net income (loss) per share            29,374         21,740        29,147        21,618
==============================================================================================


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------
                                                                       Six Months Ended
                                                                         December 31,
                                                                ------------------------------
                                                                     1997            1996
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                               $ 3,327          $(2,657)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities
        Depreciation and amortization                                2,732            2,790
        Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net            (3,495)              60
         (Increase) decrease in inventories                           (213)             (42)
         (Increase) decrease in prepaid expenses and other            (603)            (197)
         (Increase) decrease in other assets                           (42)             (58)
         Increase (decrease) in accounts payable                    (1,384)            (325)
         Increase (decrease) in accrued expenses                    (1,715)            (906)
         Increase (decrease) in accrued restructuring costs           (636)            (355)
         Increase (decrease) in deferred revenue                       (58)          (1,384)
----------------------------------------------------------------------------------------------
Cash used in operating activities                                   (2,087)          (3,074)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Payments received on notes receivable from divestitures              --              412
   Capital expenditures, net                                        (1,326)            (762)
   Capitalized software development costs                             (251)            (769)
   Purchase of short-term investments                               (1,000)          (4,500)
   Sale of short-term investments                                    2,481            9,064
   Payments of long-term liabilities                                  (217)             (15)
----------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                       (313)           3,430
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Subchapter S distributions to FocusSoft shareholders               (769)              --
   Exercise of common stock options                                    439            1,597
   Issuance of common stock under the Employee Stock Purchase Plan     231               85
   Decrease in restricted cash                                          --            1,006
----------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                        (99)           2,688
----------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                       241              170
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (2,258)           3,214
Cash and cash equivalents, beginning of period                       6,724            5,774
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $ 4,466          $ 8,988
==============================================================================================

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of December 31, 1997 and June 30, 1997, the results of its operations for the three and six months ended December 31, 1997 and 1996, and its cash flows for the six months ended December 31, 1997 and 1996, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were antidilutive for the three and six months ended December 31, 1996, and, therefore, excluded from the calculation of diluted net loss per share for such periods. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with the provisions of Statement 128.

The following table sets forth the computation of basic and diluted net income
(loss) per share:


-------------------------------------------------------------------------------------------------
                                                   Three Months Ended          Six Months Ended
                                                      December 31,               December 31,
                                                -----------------------    ----------------------
                                                   1997         1996          1997         1996
-------------------------------------------------------------------------------------------------
                                                     (in thousands, except per share amounts)
Numerator:
  Net income (loss) - Numerator for basic
    and diluted net income (loss) per share     $  2,022     $   (581)     $  3,327     $ (2,657)

Denominator:
  Denominator for basic net income (loss)
    per share - weighted average shares           22,770       21,740        22,727       21,618

Effect of dilutive securities:
  Employee stock options                           2,031           --         1,847           --
  Preferred stock                                  4,573           --         4,573           --
                                                --------     --------      --------     --------
  Dilutive potential common shares                 6,604           --         6,420           --

  Denominator for diluted net income (loss)
    per share - adjusted weighted average
    shares and assumed conversions                29,374       21,740        29,147       21,618
                                                ========     ========      ========     ========

Basic net income (loss) per share               $   0.09     $  (0.03)     $   0.15     $  (0.12)
                                                ========     ========      ========     ========

Diluted net income (loss) per share             $   0.07     $  (0.03)     $   0.11     $  (0.12)
                                                ========     ========      ========     ========

FISCAL 1998 ACQUISITION

On November 14, 1997, the Company acquired FocusSoft, Inc. ("FocusSoft"), a privately held provider of enterprise resource planning and distribution software based in Louisville, Kentucky. The acquisition was structured as a triangular merger whereby FocusSoft became a wholly owned subsidiary of the Company. As consideration for the acquisition, the Company issued 2,474,794 shares of common stock in exchange for all of the outstanding shares of common stock of FocusSoft. The exchange ratio used with respect to the FocusSoft shares was 24.747937 (i.e., each share of FocusSoft common stock converted into 24.747937 shares of the Company's common stock.) In addition, the Company assumed all of the employee stock options of FocusSoft, which translated into stock options to acquire 225,206 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 247,480 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of FocusSoft for all periods presented.

FISCAL 1997 ACQUISITION

On June 30, 1997 the Company acquired Clientele Software, Inc. ("Clientele") a privately held provider of help desk automation software based in Portland, Oregon. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was .19761 (i.e., each share of Clientele common stock converted into .19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele, which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying condensed consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

FISCAL 1996 AND 1997 RESTRUCTURINGS

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

In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. This resulted in an additional restructuring charge of $1.6 million which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1.1 million for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs. During the six months ended December 31, 1997, the Company paid approximately $636,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings.

CONTINGENCIES

The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net income for the second quarter of fiscal 1998 was $2.0 million, or $0.07 per share, as compared to a net loss of $581,000, or $(0.03) per share, for the comparable quarter of fiscal 1997. Net income for the first six months of fiscal 1998 was $3.3 million or $0.11 per share, as compared to a net loss of $2.7 million, or $(0.12) per share, for the comparable period of fiscal 1997. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $21.7 million and $14.3 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 52%. Revenues were approximately $39.9 million and $26.4 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 51%. The increase for the three and six months ended December 31, 1997 reflected a general increase in license and service revenues, as discussed below.

Total license fee revenues were approximately $11.7 million and $7.7 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 51% and approximately $21.7 million and $13.7 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 59%.

License fee revenues for the Company's Platinum SQL product were approximately $7.0 million and $4.3 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 61% and approximately $12.5 million and $7.6 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 65%. The increases resulted primarily from the re-establishment of the Company's direct sales force, an overall increase in personnel in the direct sales force, additional direct mail marketing campaigns and an increased effort to sell Platinum SQL internationally.

License fee revenues for the Platinum for DOS and Platinum for Windows products were approximately $1.7 million and $2.0 million for the three months ended December 31, 1997 and 1996, respectively, representing a decrease of 12% and approximately $3.7 million and $3.5 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 5%. The increase for the six months ended December 31, 1997 resulted primarily from increased domestic demand created by the commercial availability of a complete suite of Platinum for Windows core modules during the quarter ended December 31, 1997. The complete set of Platinum for Windows core modules were first available in December 1996. The decrease for the three months ended December 31, 1997 resulted primarily from the increased effort to sell and provide Platinum SQL as the preferred financial application solution internationally due in part to the Company's decision not to complete the localizations of the Platinum for DOS and Platinum for Windows products.

License fee revenues for the Clientele products were approximately $1.9 million and $1.0 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 96% and approximately $3.4 million and $1.8 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 85%. The increases resulted primarily from the increased experience and expertise of the Company's telesales employees, the addition of a direct sales force, as well as the telesales and marketing efforts during the three and six months ended December 31, 1997.

License fee revenues for the Platinum SQL Advanced Distribution and Advanced Manufacturing applications (formerly named FocusSoft Millenia) were approximately $1.0 million and $199,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 396% and approximately $2.1 million and $263,000 for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 636%. The increases resulted from the expansion of the direct sales force, the release of version 5.0 of the product with enhanced distribution and manufacturing functionality, increased marketing efforts and additional relationships with financial application vendors recommending the products.

International license fee revenues were approximately $3.0 million and $2.2 million for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 36% and approximately $5.7 million and $3.9 million for the six months ended December 31, 1997 and 1996, respectively, representing an increase of 46%. The increases were primarily due to the increases in license fee revenues for all of the Company's products as well as increased sales efforts in the international markets for the Platinum SQL product as described above.

Consulting and professional services revenue increased 112% from revenues of $2.6 million in the three months ended December 31, 1996 to $5.6 million in the three months ended December 31, 1997 and increased 93% from revenues of $5.0 million in the six months ended December 31, 1996 to $9.7 million in the six months ended December 31, 1997. The increase in the three and six months ended December 31, 1997 was primarily attributable to the Company's increased focus in late fiscal 1997 and fiscal 1998 on providing consulting and implementation services to customers and an effort to increase the utilization of professional services personnel.

Support services revenue increased 13% from revenues of $3.8 million in the three months ended December 31, 1996 to $4.3 million in the three months ended December 31, 1997 and increased 12% from revenues of $7.4 million in the six months ended December 31, 1996 to $8.3 million in the six months ended December 31, 1997. The increases were primarily attributable to an overall rise in the installed base of end-users of Platinum SQL and an increased effort to renew customers on maintenance contracts which effort the Company commenced in early fiscal 1997.

Gross Profit

Gross profit increased as a percentage of revenues from 65% for the three months ended December 31, 1996 to 67% for the three months ended December 31, 1997. Gross profit increased as a percentage of revenues from 64% for the six months ended December 31, 1996 to 67% for the six months ended December 31, 1997. The increase in gross profit percentage was primarily due to higher license fee revenues as a percentage of total revenues, which have higher margins than consulting and professional services revenues.

Operating Expenses

Total operating expenses increased from $10.0 million for the three months ended December 31, 1996 to $13.0 million for the three months ended December 31, 1997. Total operating expenses increased from $19.9 million for the six months ended December 31, 1996 to $24.5 million for the six months ended December 31, 1997. The increases were primarily attributable to the re-establishment of a direct sales force for the Company's Platinum SQL product which commenced in the fourth quarter of fiscal 1996 and an overall increase in direct sales and professional services personnel. Total operating expenses as a percentage of revenues were 60% and 70% for the three months ended December 31, 1997 and 1996, respectively. Total operating expenses as a percentage of revenues were 61% and 76% for the six months ended December 31, 1997 and 1996, respectively. Included in operating expenses for the three and six months ended December 31, 1997 were approximately $800,000 in one-time charges for the FocusSoft acquisition. See "Notes to Unaudited Condensed Consolidated Financial Statements."

Sales and marketing expenses were approximately $7.8 million and $6.0 million for the three months ended December 31, 1997 and 1996, respectively, or approximately 36% and 42% of total revenues. Sales and marketing expenses were approximately $15.0 million and $11.5 million for the six months ended December 31, 1997 and 1996, respectively, or approximately 38% and 44% of total revenues. The dollar amount increases resulted from the growth of the direct sales force for the Company's Platinum SQL product.

General and administrative expenses were approximately $2.1 million and $1.6 million for the three months ended December 31, 1997 and 1996, respectively, or approximately 10% and 11% of total revenues. General and administrative expenses were approximately $3.4 million and $3.6 million for the six months ended December 31, 1997 and 1996, respectively, or approximately 9% and 14% of total revenues. Included in the three and six months ended December 31, 1997 were approximately $800,000 of one-time acquisition costs related to the FocusSoft acquisition. Excluding the acquisition costs, the decreases were primarily due to the reduction of legal reserves of $500,000 from the six months ended December 31, 1996 to the six months ended December 31, 1997, and the increase in the fair value of a note receivable from a divestiture as part of the fiscal 1994 restructuring which was previously written off, which were offset in part by an increase in the provision for additional bad debts.

Software development expenditures were approximately $3.2 million and $2.7 million for the three months ended December 31, 1997 and 1996, respectively, before capitalization of software costs of approximately $130,000 and $269,000, respectively. Software development expenditures were approximately $6.3 million and $5.6 million for the six months ended December 31, 1997 and 1996, respectively, before capitalization of software costs of approximately $251,000 and $769,000, respectively. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 4% for the three months ended December 31, 1997 and 10% for the three months ended December 31, 1996. The percentage of capitalized software development costs to total software development costs was 4% for the six months ended December 31, 1997 and 14% for the six months ended December 31, 1996. During the three and six months ended December 31, 1997, costs were capitalized for the creation of translations into different languages for the Platinum SQL and Platinum for Windows products and for the Job Cost module for Platinum for Windows and Job Shop and Engineer to Order for the Platinum SQL Advanced Distribution and Advanced Manufacturing applications. During the three and six months ended December 31, 1996, costs were capitalized for the multi-currency functionality for Platinum SQL.

Other Income

Other income for the three months ended December 31, 1997 and 1996, was approximately $565,000 and $143,000, respectively. Other income for the six months ended December 31, 1997 and 1996, was approximately $1.1 million and $342,000, respectively. The increase primarily resulted from additional interest earned on the Company's cash and cash equivalents and short-term investments, and an increase of $298,000 in the fair value of an investment.

Provision for Income Taxes

The Company has not provided a provision for income taxes for the quarter ended December 31, 1997 due to the Company's utilization of operating loss carryforwards. A valuation allowance had been provided against such operating loss carryforwards.

Year 2000 Problems of Third Parties

It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Company's software products are not subject to the Year 2000 Problem, however, the Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The expenses of the Company's efforts or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $4.5 million. Cash and cash equivalents decreased by approximately $2.3 over the June 30, 1997 balance primarily due to cash used in operations principally from significant cash outlays in the first six months of fiscal 1998 for the fiscal 1997 year-end sales and professional services commissions owed and for costs related to the FocusSoft acquisition. The Company had working capital of $3.8 million at June 30, 1997 as compared to working capital of $8.2 million at December 31, 1997. The increase was primarily attributable to the increase in accounts receivable and to the reduction of accounts payable and accrued expenses.

The Company paid approximately $636,000 in severance, lease and other costs related to the fiscal 1996 and 1997 restructurings during the six months ended December 31, 1997. At December 31, 1997, the Company had a $2.0 million cash obligation related to lease termination and other costs of the fiscal 1996 and 1997 restructurings. These obligations will be funded from existing cash reserves, working capital and operations.

The Company has taken steps to significantly reduce its operating expenses, through several reductions in work force over the past two years, as well as the disposition of several business units. In connection with such restructurings the Company will incur additional cash outlays of approximately $2.0 million. See "Fiscal 1996 and 1997 Restructurings." If the Company is not successful in achieving targeted revenues or positive cash flow from operations, the Company may be required to take actions to align its operating expenses with its reduced revenues, such as reductions in work force, or other expense cutting measures or seeking additional debt or equity financing. There can be no assurance that the Company would be able to reduce expenses or secure additional financing on reasonable terms or at all.

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

        LIQUIDITY. The Company's cash and cash equivalents decreased from $6.7 million at June 30, 1997 to $4.5 million at December 31, 1997, principally due to cash used in operations. The Company incurred significant cash outlays in the first six months of fiscal 1998 for fiscal 1997 year-end sales and professional services commissions and for costs related to the FocusSoft acquisition. In addition, there will be further cash outlays estimated at approximately $614,000 in connection with the second quarter fiscal 1996 restructuring, $126,000 in connection with the third quarter fiscal 1996 restructuring and $1.2 million in connection with the fiscal 1997 restructuring. If the Company is not successful in achieving targeted revenues or positive cash flow from operations, the Company may be required to take actions to align its operating expenses with its reduced revenues, such as reductions in work force or other expense cutting measures, or seek additional debt or equity financing. There can be no assurance that the Company would be able to reduce expenses or secure additional financing on reasonable terms or at all.

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

        HORIZONTAL PRODUCT STRATEGY. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to financial accounting, manufacturing and distribution, sales force automation and help desk applications. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. See "Fiscal 1997 Acquisition" and "Fiscal 1998 Acquisition" in the Notes to the Unaudited Condensed Consolidated Financial Statements. Such acquisitions are, and any future acquisitions or investments would be accompanied by the risks commonly encountered in the acquisitions of businesses. Some of these risks include, among other things, the integration of previously distinct businesses into one business unit, the substantial management time devoted to such activities, the potential disruption of the Company's ongoing business, undisclosed liabilities, the failure to realize anticipated benefits (such as synergies and cost savings), and issues related to product integration and transition (such as development, distribution and customer support). The Company expects that the consideration paid in future acquisitions, if any, would be in the form of stock, rights to purchase stock, cash or a combination thereof. Dilution to existing stockholders and earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Some of the risks associated with joint development agreements or technology licenses include development delays, product bugs or errors, issues related to the integration or transition of the new products, such as providing adequate customer support, effectively selling and marketing the new product and coordinating development efforts.

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

        In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for its middle market client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will not cause conflicts with the Company's VAR channel.

        The Company's Platinum SQL product was first introduced on a limited basis to the network of VARs during the quarter ended December 31, 1994. Platinum SQL, a client/server financial software application designed to run on Microsoft Windows NT, Microsoft SQL server and Sybase SQL server, is a more technically complex product than Platinum for Windows and Platinum-DOS and requires additional skill and training to successfully implement. The Company presently has over 70 authorized VARs who have completed training from which approximately 30 VARs generate greater than 90% of the indirect sales of Platinum SQL and is actively seeking additional skilled VARs to sell Platinum SQL. Delays in training VARs or recruiting additional skilled VARs could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line.

        DEPENDENCE ON PLATINUM SQL PRODUCT LINE. Platinum SQL, which is a successor product to Platinum SQL Enterprise, which was first introduced in June 1992, and to Platinum SQL NT, which was first introduced in December 1994, is an integrated financial and management information software product for use on client/server computing systems. It is common for complex programs such as Platinum SQL to contain undetected errors when first released or subsequently enhanced, which are discovered only after the product has been used with many different computer systems and in varying applications. The inability of the Company to correct any serious errors, or any significant delay in correcting any serious errors could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operate could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

        NEW PRODUCT INTRODUCTIONS. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has three principal product lines, Platinum for Windows (including Platinum for DOS), Platinum SQL (including financial accounting, distribution and manufacturing applications) and Clientele. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and some of the core accounting modules of Platinum for Windows were released during the quarters ended December 31, 1996, June 30, 1996 and December 31, 1995. Version 4.2 of Platinum SQL, which will include enhanced consolidation capabilities and new on-line planning wizards and troubleshooting utilities as well as maintenance fixes, is scheduled for release in the fourth fiscal quarter of 1998. See "Forward Looking Statements." Version
3.0 of Clientele, which will include sales force automation, is scheduled for release in the third fiscal quarter of 1998. See "Forward Looking Statements." In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

        COMPETITION. The computer software industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products that target the same markets. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's financial condition and results of operations.

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

        DEPENDENCE ON KEY PERSONNEL. The Company's success depends on the continued service of key management personnel, including L. George Klaus, Chief Executive Officer, William Pieser, Senior Vice President, Marketing and Business Development, and Ken Lally, Senior Vice President, Worldwide Field Operations. None of the Company's key personnel is subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There can be no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

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

        SHARES ELIGIBLE FOR FUTURE SALE. As of February 5, 1998, the Company had 22,889,613 shares of common stock outstanding. There are presently 2,435,000 shares of Series B Preferred Stock and 213,803 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 2,435,000 and 2,138,030 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has approximately 4,700,000 shares subject to stock options which are issuable to employees under employee option plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

On October 29, 1997, the Company held its annual meeting of stockholders and at such meeting, L. George Klaus, Carmelo J. Santoro, W. Douglas Hajjar, Richard J. Goeglein and Donald R. Dixon were elected as directors of the Company by the Common, Series B and Series C stockholders. Each share of Series B Preferred Stock is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval and is also entitled to designate two members of the Board of Directors at each election of directors. Each share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval. The holders of Series B Preferred Stock designated, by written consent, Arthur J. Marks and L. John Doerr as members of the Board of Directors. The other item considered at the annual meeting of stockholders included the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.

The ratification of the appointment of Ernst & Young LLP was approved by a majority of the stockholders present and entitled to vote at the meeting. Specifically, the total outstanding shares available for voting at the meeting was 20,251,989 shares of Common stock of which 18,275,912 were present or represented at the meeting; 2,435,000 shares of Series B Preferred Stock of which all 2,435,000 shares were present or represented at the meeting; and 2,138,030 shares of Series C Preferred Stock (on an as-converted basis) of which 2,138,030 were present or represented at the meeting. A total of 22,848,942 shares of Common Stock, Series B Preferred Stock and Series C Preferred Stock (on an as-converted basis) were present or represented at the meeting. 17,844,383 shares of Common Stock, 2,435,000 shares of Series B Preferred Stock and 2,138,030 shares of Series C Preferred Stock voted in favor of the ratification of Ernst & Young LLP, 6,787 shares of Common Stock voted against, and 30,057 shares of Common Stock abstained from voting.

With respect to the election of directors, 18,275,912 shares of Common Stock were available for voting at the meeting and 2,435,000 shares of Series B Preferred Stock and 2,138,030 shares of Series C Preferred Stock (on an as-converted basis) were available for voting at the meeting. All shares of Series B and Series C Preferred Stock voted in favor of all of the nominated directors. The following nominees received the votes by common stockholders as noted below:


             NAME                   VOTES FOR     WITHHELD AUTHORITY
             ----                  ----------     ------------------
        L. George Klaus            18,164,212           111,700
        Carmelo J. Santoro         18,164,212           111,700
        W. Douglas Hajjar          18,164,212           111,700
        Richard J. Goeglein        18,164,212           111,700
        Donald R. Dixon            18,164,212           111,700


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

      (a)  Exhibits

             27       Financial Data Schedule

      (b)  Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated October 29, 1997 to report under Item 5 its results for the fiscal quarter ended September 30, 1997. In addition, the Company filed a Current Report on Form 8-K dated November 14, 1997, to report under Item 2 the acquisition of FocusSoft, Inc.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLATINUM SOFTWARE CORPORATION
                                                    (Registrant)


Date:  February 13, 1998                   By: /s/ MICHAEL J. SIMMONS
                                               --------------------------------
                                                   Michael J. Simmons
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27             Financial Data Schedule