Form 10-Q
period 1998-03-31
PLATINUM SOFTWARE CORP
filed 1998-05-15
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 453-4000

                        ---------------------------------

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

     As of May 5, 1998, there were 25,915,275 shares of common stock outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION
         Item I -    Financial Statements
                     Unaudited Condensed Consolidated Balance Sheets.............................................3
                     Unaudited Condensed Consolidated Statements of Operations...................................4
                     Unaudited Condensed Consolidated Statements of Cash Flows...................................5
                     Notes to Unaudited Condensed Consolidated Financial Statements..............................6
         Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of Operations.......8
PART II - OTHER INFORMATION
         Item 1 -    Legal Proceedings..........................................................................16
         Item 6 -    Exhibits and Reports on Form 8-K...........................................................16
SIGNATURE.......................................................................................................17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                          PLATINUM SOFTWARE CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



--------------------------------------------------------------------------------------------------------
                                                                                 March 31,      June 30,
                                                                                   1998           1997
--------------------------------------------------------------------------------------------------------
      ASSETS
      Current assets:
        Cash and cash equivalents                                                $   9,047     $   6,724
        Short-term investments                                                       6,999         9,542
        Accounts receivable, net                                                    21,494        11,976
        Prepaid expenses and other                                                   4,105         2,858
--------------------------------------------------------------------------------------------------------
              Total current assets                                                  41,645        31,100
      Property and equipment, net                                                    7,542         8,587
      Software development costs, net                                                2,260         2,660
      Other assets                                                                     969           809
--------------------------------------------------------------------------------------------------------
                                                                                 $  52,416     $  43,156
========================================================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                                                         $   3,445     $   4,752
        Accrued expenses                                                             7,329         8,293
        Accrued restructuring costs                                                  1,733         2,609
        Deferred revenue                                                            14,142        11,638
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                             26,649        27,292
--------------------------------------------------------------------------------------------------------
              Long-term liabilities                                                     46           277
--------------------------------------------------------------------------------------------------------

      Stockholders' equity:
        Preferred stock                                                             20,788        30,292
        Common stock                                                                    23            20
        Additional paid-in capital                                                 129,756       116,849
        Less: notes receivable from officers for issuance of restricted stock      (11,563)      (11,563)
        Accumulated foreign currency translation adjustments                           118           291
        Accumulated deficit                                                       (113,401)     (120,302)
--------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                            25,721        15,587
--------------------------------------------------------------------------------------------------------
                                                                                 $  52,416     $  43,156
========================================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


-----------------------------------------------------------------------------------------------------------
                                                         Three Months Ended           Nine Months Ended
                                                             March 31,                    March 31,
-----------------------------------------------------------------------------------------------------------
                                                        1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------
Revenues:
   License fees                                       $ 15,410       $  8,358       $ 37,157       $ 22,054
   Services                                             10,828          7,158         28,801         19,561
   Royalty income                                          135            869            330          1,142
-----------------------------------------------------------------------------------------------------------
                                                        26,373         16,385         66,288         42,757

Cost of revenues                                         7,726          5,799         20,973         15,241
-----------------------------------------------------------------------------------------------------------

Gross profit                                            18,647         10,586         45,315         27,516
-----------------------------------------------------------------------------------------------------------
Operating expenses:
   Sales and marketing                                  10,292          6,462         25,291         17,926
   Software development                                  2,943          2,540          9,018          7,368
   General and administrative                            1,219            762          4,625          4,399
-----------------------------------------------------------------------------------------------------------

                                                        14,454          9,764         38,934         29,693
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations                            4,193            822          6,381         (2,177)
Other income, net                                          150            335          1,289            677
-----------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes          4,343          1,157          7,670         (1,500)
Provision for income taxes                                  --             --             --             --
-----------------------------------------------------------------------------------------------------------

Net income (loss)                                     $  4,343       $  1,157       $  7,670       $ (1,500)
===========================================================================================================

Basic net income (loss) per share                     $   0.18       $   0.05       $   0.33       $  (0.07)
===========================================================================================================

Shares used in computing basic
   net income (loss) per share                          24,713         21,740         23,389         21,618
===========================================================================================================

Diluted net income (loss) per share                   $   0.15       $   0.04       $   0.26       $  (0.07)
===========================================================================================================

Shares used in computing diluted
   net income (loss) per share                          29,945         28,221         29,413         21,618
===========================================================================================================


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


---------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended
                                                                                  March 31,
                                                                             1998            1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                     $  7,670        $ (1,500)
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities
            Depreciation and amortization                                     3,894           4,130
            Change in operating assets and liabilities:
               (Increase) decrease in accounts receivable, net               (9,518)           (990)
               (Increase) decrease in prepaid expenses and other             (1,247)             14
               (Increase) decrease in other assets                             (219)             85
               Increase (decrease) in accounts payable                       (1,307)           (435)
               Increase (decrease) in accrued expenses                         (964)         (1,572)
               Increase (decrease) in accrued restructuring costs              (876)           (467)
               Increase (decrease) in deferred revenue                        2,504          (1,029)
---------------------------------------------------------------------------------------------------
Cash used in operating activities                                               (63)         (1,764)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Payments received on notes receivable from divestitures                     --             825
     Capital expenditures, net                                               (1,947)         (1,917)
     Capitalized software development costs                                    (443)         (1,001)
     Purchase of short-term investments                                      (7,000)         (9,500)
     Sale of short-term investments                                           9,543          10,050
     Payments of long-term liabilities                                         (231)            (12)
---------------------------------------------------------------------------------------------------
Cash used in investing activities                                               (78)         (1,555)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Subchapter S distributions to FocusSoft shareholders                      (769)             --
     Exercise of common stock options                                         3,175           2,633
     Issuance of common stock under the Employee Stock Purchase Plan            231             237
     Decrease in restricted cash                                                 --           1,006
---------------------------------------------------------------------------------------------------
Cash provided by financing activities                                         2,637           3,876
---------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                               (173)            149
---------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                     2,323             706
Cash and cash equivalents, beginning of period                                6,724           5,774
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $  9,047        $  6,480
===================================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of March 31, 1998 and June 30, 1997, the results of its operations for the three and nine months ended March 31, 1998 and 1997, and its cash flows for the nine months ended March 31, 1998 and 1997, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning July 1, 1998. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were antidilutive for the nine months ended March 31, 1997, and, therefore, excluded from the calculation of diluted net loss per share for such periods. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with the provisions of Statement 128.

The following table sets forth the computation of basic and diluted net income
(loss) per share:


--------------------------------------------------------------------------------------------------------
                                                      Three Months Ended            Nine months Ended
                                                           March 31,                     March 31,
                                                    1998            1997           1998           1997
--------------------------------------------------------------------------------------------------------
                                                         (in thousands, except per share amounts)
Numerator:
   Net income (loss) - Numerator for basic         $  4,343       $  1,157       $  7,670       $ (1,500)
   and diluted net income (loss) per share

Denominator:
   Demonimator for basic net income (loss)           24,713         21,740         23,389         21,618
   per share - weighted average shares

Effect of dilutive securities:
   Employee stock options                             2,162          1,730          1,952             --
   Preferred stock                                    3,070          4,751          4,072             --
                                                   --------       --------       --------       --------
   Dilutive potential common shares                   5,232          6,481          6,024             --

   Denominator for diluted net income (loss)         29,945         28,221         29,413         21,618
                                                   ========       ========       ========       ========
   per share - adjusted weighted average
   shares and assumed conversions

Basic net income (loss) per share                  $   0.18       $   0.05       $   0.33       $  (0.07)
                                                   ========       ========       ========       ========

Diluted net  income (loss) per share               $   0.15       $   0.04       $   0.26       $  (0.07)
                                                   ========       ========       ========       ========

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

In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. This resulted in an additional restructuring charge of $1.6 million which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1.1 million for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs. During the nine months ended March 31, 1998, the Company paid approximately $876,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net income for the third quarter of fiscal 1998 was $4.3 million, or $0.15 per share, as compared to a net income of $1.2 million, or $0.04 per share, for the comparable quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 was $7.7 million or $0.26 per share, as compared to a net loss of $1.5 million, or $(0.07) per share, for the comparable period of fiscal 1997. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $26.4 million and $16.4 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 61%. Revenues were approximately $66.3 million and $42.8 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 55%. The increases for the three and nine months ended March 31, 1998 reflected a general increase in license and service revenues, as discussed below, as well as the Company's broader product offering following the Clientele and FocusSoft acquisitions.

Total license fee revenues were approximately $15.4 million and $8.4 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 84% and approximately $37.2 million and $22.1 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 68%.

License fee revenues for the Company's Platinum SQL product were approximately $9.6 million and $4.6 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 111% and approximately $22.2 million and $12.2 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 82%. The increases resulted primarily from an overall increase in personnel in the direct sales force, the Company's broader product offering following the FocusSoft acquisition, additional lead generation efforts and an increased effort to sell Platinum SQL internationally.

License fee revenues for the Platinum for DOS and Platinum for Windows products were approximately $1.9 million and $1.7 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 14% and approximately $5.6 million and $5.2 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 8%. The increases resulted primarily from increased domestic demand created by the commercial availability of a complete suite of the Platinum for Windows core modules during the nine months ended March 31, 1998. The complete set of Platinum for Windows core modules were first available in December 1996.

License fee revenues for the Clientele products were approximately $2.8 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 133% and approximately $6.2 million and $3.0 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 104%. The increases resulted primarily from the release of the Clientele 3.0 product in February 1998 which included sales force automation functionality, the Company's broader product offering following the Clientele acquisition, the addition of a direct sales force, as well as improvements in the telesales and marketing efforts during the three and nine months ended March 31, 1998.

License fee revenues for the Platinum SQL Advanced Distribution and Advanced Manufacturing applications (formerly named FocusSoft Millenia) were approximately $992,000 and $582,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 71% and approximately $3.1 million and $844,000 for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 264%. The increases resulted from the expansion of the direct sales force for the product, the sale of the product through the Platinum SQL direct sales force, the release of version 5.0 of the product with enhanced distribution and manufacturing functionality and increased marketing efforts.

International license fee revenues were approximately $4.2 million and $2.6 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 62% and approximately $9.9 million and $6.5 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 52%. The increases were primarily due to an overall increase in international sales personnel as well as increased sales efforts in the international markets for the Platinum SQL product.

Services revenue were approximately $10.8 million and $7.2 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 51% and approximately $28.8 million and $19.6 million for the nine months ended March 31, 1998 and 1997, respectively, representing an increase of 47%. The increases in the three and nine months ended March 31, 1998 were primarily attributable to the Company's efforts to increase the utilization of professional services personnel, an overall rise in the installed base of end-users of Platinum SQL, and an increase in the number of professional service personnel.

Gross Profit

Gross profit increased as a percentage of revenues from 65% for the three months ended March 31, 1997 to 71% for the three months ended March 31, 1998. Gross profit increased as a percentage of revenues from 64% for the nine months ended March 31, 1997 to 68% for the nine months ended March 31, 1998. The increase in gross profit percentage was primarily due to higher license fee revenues as a percentage of total revenues, which have higher margins than consulting and professional service revenues.

Operating Expenses

Total operating expenses increased from $9.8 million for the three months ended March 31, 1997 to $14.5 million for the three months ended March 31, 1998. Total operating expenses increased from $29.7 million for the nine months ended March 31, 1997 to $38.9 million for the nine months ended March 31, 1998. The increases were primarily attributable to an overall increase in direct sales and professional services personnel. Total operating expenses as a percentage of revenues were 55% and 60% for the three months ended March 31, 1998 and 1997, respectively. Total operating expenses as a percentage of revenues were 59% and 69% for the nine months ended March 31, 1998 and 1997, respectively. Included in operating expenses for the three and nine months ended March 31, 1998 were approximately $800,000 in one-time charges for the FocusSoft acquisition. See "Notes to Unaudited Condensed Consolidated Financial Statements - Fiscal 1998 Acquisition." The Company expects the dollar amount of its operating expenses to increase during the fourth quarter of fiscal 1998 due to anticipated profit sharing accruals for employees and bonus accruals for executives and middle management employees based on anticipated fourth quarter results, as well as additional sales commissions which result from accelerated commission rates that occur in the fourth quarter of a fiscal year. See "Certain Factors That May Affect Future Results - Forward Looking Statements." These amounts are of a one-time nature to the fourth quarter of fiscal 1998 and are not expected to reoccur in the first quarter of fiscal 1999. See "Certain Factors That May Affect Future Results - Forward Looking Statements." The Company expects operating expenses as a percentage of revenue to decrease during the fourth quarter of fiscal 1998 as compared to the prior quarter. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Sales and marketing expenses were approximately $10.3 million and $6.5 million for the three months ended March 31, 1998 and 1997, respectively, or approximately 39% of total revenues in both periods. Sales and marketing expenses were approximately $25.3 million and $17.9 million for the nine months ended March 31, 1998 and 1997, respectively, or approximately 38% and 42% of total revenues. The dollar amount increases resulted from the growth of the direct sales force for the Company's Platinum SQL (including the advanced distribution and manufacturing applications) and Clientele products. In the fourth quarter, the Company expects to continue to add additional direct sales and professional services employees in an effort to take advantage of additional sales opportunities. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Software development expenditures were approximately $3.1 million and $2.8 million for the three months ended March 31, 1998 and 1997, respectively, before capitalization of software costs of approximately $192,000 and $232,000, respectively, or approximately 12% and 17% of total revenues. Software development expenditures were approximately $9.5 million and $8.4 million for the nine months ended March 31, 1998 and 1997, respectively, before capitalization of software costs of approximately $443,000 and $1.0 million, respectively, or approximately 14% and 20% of total revenues. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 6% for the three months ended March 31, 1998 and 8% for the three months ended March 31, 1997. The percentage of capitalized software development costs to total software development costs was 5% for the nine months ended March 31, 1998 and 12% for the nine months ended March 31, 1997. During the three and nine months ended March 31, 1998, costs were capitalized for the creation of translations into different languages for the Platinum SQL and Platinum for Windows products and the Job Cost module for Platinum for Windows and Job Shop and Engineer to Order for the Platinum SQL Advanced Distribution and Advanced Manufacturing applications, certain applications of the Platinum SQL 4.2 release and Clientele's 3.0 sales force automation functionality. During the three and nine months ended March 31, 1997, costs were capitalized for the multi-currency functionality for Platinum SQL, development of Platinum for Windows Inventory and Order Entry modules and development of Platinum SQL Customization Workbench.

General and administrative expenses were approximately $1.2 million and $800,000 for the three months ended March 31, 1998 and 1997, respectively, or approximately 5% of total revenues in both periods. General and administrative expenses were approximately $4.6 million and $4.4 million for the nine months ended March 31, 1998 and 1997, respectively, or approximately 7% and 10% of total revenues. Included in the nine months ended March 31, 1998 were approximately $800,000 of one-time acquisition costs related to the FocusSoft acquisition. Excluding the acquisition costs, the decreases were primarily due to the reduction of legal reserves of $500,000 from the nine months ended March 31, 1997 to the nine months ended March 31, 1998, and the increase in the fair value of a note receivable from a divestiture as part of the fiscal 1994 restructuring which was previously written off, which were offset in part by an increase in the provision for additional bad debts.

Other Income

Other income for the three months ended March 31, 1998 and 1997, was approximately $150,000 and $335,000, respectively. Other income for the nine months ended March 31, 1998 and 1997, was approximately $1.3 million and $677,000, respectively. The increase in the nine month period primarily resulted from additional interest earned on the Company's cash and cash equivalents and short-term investments, and an increase of $298,000 in the fair value of an investment.

Provision for Income Taxes

The Company has not provided a provision for income taxes for the quarter ended March 31, 1998 due to the Company's utilization of operating loss carryforwards. A valuation allowance had been provided against such operating loss carryforwards.

Year 2000 Problems of Third Parties

It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, resellers, suppliers, manufacturers or customers, working either alone or in conjunction with other software systems, will not accept input of, store, manipulate and output dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). Management believes the Company's software products are not subject to the Year 2000 Problem with the exception of the Platinum for DOS product line which is expected to be Year 2000 compliant in the first quarter of fiscal 1999. See "Certain Factors That May Affect Future Results - Forward Looking Statements." The Company is querying its distributors, resellers, suppliers, manufacturers and customers as to their progress in identifying and addressing Year 2000 Problems. The expenses of the Company's efforts or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of approximately $9.0 million. Cash and cash equivalents increased by approximately $2.3 million over the June 30, 1997 balance primarily due to cash generated from stock option exercises. The Company had working capital of $3.8 million at June 30, 1997 as compared to working capital of $15.0 million at March 31, 1998. The increase was primarily attributable to the increase in accounts receivable and to the reduction of accounts payable and accrued expenses.

The Company paid approximately $876,000 in severance, lease and other costs related to the fiscal 1996 and 1997 restructurings during the nine months ended March 31, 1998. At March 31, 1998, the Company had a $1.7 million cash obligation related to lease termination and other costs of the fiscal 1996 and 1997 restructurings. These obligations will be funded from existing cash reserves, working capital and operations.

The Company has taken steps to significantly reduce its operating expenses through several reductions in work force over the past two years, as well as the disposition of several business units. In connection with such restructurings the Company will incur additional cash outlays of approximately $1.7 million. See "Notes to Unaudited Condensed Consolidated Financial Statements - Fiscal 1996 and 1997 Restructurings." If the Company is not successful in achieving targeted revenues or positive cash flow from operations, the Company may be required to take actions to align its operating expenses with its reduced revenues, such as reductions in work force, or other expense cutting measures or seeking additional debt or equity financing. There can be no assurance that the Company would be able to reduce expenses or secure additional financing on reasonable terms or at all.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

            Fluctuations in Quarterly Operating Results. The Company's operating results can vary substantially from period to period. The Company's quarterly operating results fluctuate in part due to the number and timing of new product introductions and enhancements, discontinuance of product lines, the timing of product orders and shipments, recognition of deferred revenue upon the Company's completion of its contractual obligations, marketing and product development expenditures and promotional programs. A significant portion of the Company's quarterly revenues are recorded in the final month of the quarter, with a concentration of such revenues in the final 10 business days of that month. Also, the timing of the closing of direct sales in the latter part of each quarter increases the risk of quarter-to-quarter fluctuations. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. If revenues do not meet the Company's expectations in any given quarter, operating results may be adversely affected. There can be no assurance that the Company will be profitable in any quarter or at all.

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

            Liquidity. The Company's cash and cash equivalents increased from $6.7 million at June 30, 1997 to $9.0 million at March 31, 1998, principally due to cash generated from stock option exercises. There will be further cash outlays estimated at approximately $1.7 million in connection with the several restructurings. See "Notes to Unaudited Condensed Consolidated Financial Statements - Fiscal 1996 and 1997 Restructurings." If the Company is not successful in achieving targeted revenues or positive cash flow from operations, the Company may be required to take actions to align its operating expenses with its reduced revenues, such as reductions in work force or other expense cutting measures, or seek additional debt or equity financing. There can be no assurance that the Company would be able to reduce expenses or secure additional financing on reasonable terms or at all.

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

            In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for its client server financial software product, Platinum SQL. There can be no assurance that the direct sales force will not cause conflicts with the Company's VAR channel.

            The Company's Platinum SQL product was first introduced on a limited basis to the network of VARs during the quarter ended December 31, 1994. Platinum SQL, a client/server financial software application designed to run on Microsoft Windows NT, Microsoft SQL server and Sybase SQL server, is a more technically complex product than Platinum for Windows and Platinum for DOS and requires additional skill and training to successfully implement. The Company presently has over 70 authorized VARs who have completed training from which approximately 30 VARs generate greater than 90% of the indirect sales of Platinum SQL and is actively seeking additional skilled VARs to sell Platinum SQL. Delays in training VARs or recruiting additional skilled VARs could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line.

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

            New Product Introductions. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis and increase customer acceptance of its existing products. The Company has three principal product lines, Platinum for Windows (including Platinum for DOS), Platinum SQL (including financial accounting, distribution and manufacturing applications) and Clientele. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Platinum SQL was released in the quarter ended December 31, 1994 and some of the core accounting modules of Platinum for Windows were released during the quarters ended December 31, 1996, June 30, 1996 and December 31, 1995. Version 4.2 of Platinum SQL, which will include enhanced consolidation capabilities and new on-line planning wizards and troubleshooting utilities as well as maintenance fixes, is scheduled for release in the fourth fiscal quarter of 1998. See "Forward Looking Statements." Version
4.6 of Platinum for DOS, which will make this product Year 2000 compliant is scheduled for release in the first quarter of fiscal 1999. See "Forward Looking Statements." In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

            Risks Associated with International Sales. For the nine months ended March 31, 1998, international sales represented approximately 25% of the Company's revenues, and the Company believes that its future growth is dependent in part upon its ability to increase revenues in international markets. The Company intends to attempt to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully maintain or expand its international sales. International sales are subject to inherent risks, including changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

            Shares Eligible for Future Sale. As of May 5, 1998, the Company had 25,915,275 shares of common stock outstanding. There are presently 1,439,750 shares of Series B Preferred Stock and 162,973 shares of Series C Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series B and Series C Preferred Stock are convertible into 1,439,750 and 1,629,730 shares of common stock, respectively. The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock. Also, the Company has approximately 3,439,368 shares subject to stock options which are issuable to employees under employee option plans. In addition, the Company has registered for resale an aggregate of approximately 3,362,430 shares of common stock which were issued to former shareholders of Clientele, Inc. and FocusSoft Inc. in the Clientele and FocusSoft acquisitions. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated January 22, 1998 to report under Item 5 its results for the fiscal quarter ended December 31, 1997.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLATINUM SOFTWARE CORPORATION
                                   ------------------------------------------
                                                   (Registrant)


Date:   May 13, 1998              /s/ PAUL G. MAZZARELLA
                                      ---------------------------------------
                                      Paul G. Mazzarella
                                      Vice President and Corporate Controller
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

(a)      Exhibits

            27           Financial Data Schedule.