Form 10-K
period 1998-06-30
PLATINUM SOFTWARE CORP
filed 1998-09-28
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO _________________


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $269,741,181 (computed using the closing sales price of $13.25 per share of Common Stock on September 3, 1998 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 28,369,525 shares of the registrant's Common Stock, par value $.001 per share, outstanding on September 3, 1998.

                      ------------------------------------

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1998, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1998, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

         Platinum Software Corporation ("Platinum" or the "Company") designs, develops, markets and supports an integrated suite of client/server enterprise resource planning ("ERP") applications targeted for use by midmarket companies and divisions/subsidiaries of large corporations worldwide. The Company has two primary software product lines: Platinum(R) SQL, which includes client/server financial accounting, budgeting, manufacturing, distribution, sales force automation and customer service and support software applications optimized for use with Microsoft Windows NT and the Microsoft SQL Server relational database management system which are targeted at medium-sized organizations; and Platinum(R) for Windows, an integrated, powerful, Windows-based financial accounting software application designed for local area networks ("LANs"). In addition, the Company continues to market the predecessor to the Platinum for Windows product line, Platinum(R) for DOS. The Company's software products incorporate a significant number of internationalized features to address global market opportunities for financial and management information, including support for national languages, multiple currencies and accounting for value-added taxation. The Company also offers consulting, training and support services to supplement the use of its software products by its customers.

         The Company was incorporated in Delaware in November 1984 under the name "Platinum Holdings Corporation." In September 1992, the Company changed its name to Platinum Software Corporation. The Company has seven operating subsidiaries: Platinum Software Canada, Ltd., Platinum Software (Aust.) Pty. Limited, Platinum Software (N.Z.) Limited, Platinum Software (U.K.) Limited, Platinum Software (Ireland) Limited, Platinum Software (North Asia) Limited and Platinum Software Asia, Pte. Unless the context otherwise requires, references to the "Company" herein includes Platinum Software Corporation and its operating subsidiaries. The Company's headquarters and principal place of business are located at 195 Technology Drive, Irvine, California 92618-2402, and its telephone number is (949) 453-4000.

BACKGROUND

         In recent years, organizations have increasingly focused on collecting, analyzing and distributing mission-critical enterprise information as rapidly and efficiently as possible to improve productivity and to secure a competitive advantage. Historically, computing environments for large organizations were dominated by mainframes and minicomputers, which were expensive to purchase, install and maintain. Due to the centralized nature of these generally proprietary systems, access to critical data was typically limited to an organization's management information services ("MIS") department and was not readily available to key decision makers.

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

         The continuing advances in both microprocessor and network technology resulted in corresponding increases in network performance, which caused LAN systems to be adopted increasingly by many medium and small organizations and departments of large organizations. For some medium and most small organizations, LAN-based systems continue to be effective solutions. However, in heavy processing environments with large numbers of users and tremendous amounts of data being sent across the network, bottlenecks can significantly reduce the performance of the LAN-based system. Consequently, the limited client/server functionality of these LAN systems can create difficulties for larger organizations that combine heavy data flow requirements on an enterprise-wide basis with a large number of users. Further, LAN-based systems offer less control than centralized, host-based systems over the security and integrity of information, despite increasing access to that information and, therefore, many MIS departments have been somewhat reluctant to store sensitive, mission-critical data on LAN systems.

         Many of the limitations of LAN technology have been overcome by the development of advanced client/server technology for storing, accessing and distributing data. The client/server model consists of PC and workstation "clients" connected on enterprise-wide networks to "servers," generally more powerful systems, such as high-performance PCs or workstations, minicomputers, reduced instruction set computer ("RISC")-based servers or mainframes. The client/server architecture is designed to partition the processing of application software between the client and the server to allow the clients to handle the user interface and local data manipulation while allowing the server to perform computing-intensive functions. This design minimizes network traffic and exploits the server's powerful processing capability. Because of this partitioning, system throughput is scaleable and can be increased by replacing the server computer with a more powerful machine. Client/server systems also offer the degree of data integrity and security that large MIS departments require, since all data access can be controlled by server-based relational database management systems ("RDBMSs") that couple the benefits of open database architectures with the benefits of centralized control offered by host-based systems.

         With the dramatic scalability and performance improvements made possible with client/server technology, many organizations looked to leverage this technology to implement enterprise business applications. Enterprise business applications began as an extension of the corporate reengineering efforts of the early 1990s. As Fortune 1,000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand for enterprise wide software applications. At first, only these large organizations had the technological expertise, budget and ability to support lengthy implementations typified by early solutions.

         This demand helped make the enterprise applications market one of the largest and fastest growing segments of the software industry. In fact, AMR Research, Inc., an industry analyst, projects that the enterprise applications market will grow 37 percent annually for the next several years, reaching more than $52 billion by 2002, up from just $14.8 billion in 1997.

         While smaller companies understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. Collectively known as the "midmarket," these small and mid-sized organizations number in the hundreds of thousands worldwide. In their own quest to boost productivity, profits and gain a competitive advantage, midmarket companies increasingly turned to integrated application software to automate and link business processes. Due to the midmarket's unique business limitations, "best-of-breed" solutions and after-market application integration were far too cumbersome and costly to be an effective enterprise solution. The midmarket required a software application that leveraged the advances in client/server software technology to deliver a truly integrated and enterprise wide solution.

         Enterprise applications employed by midmarket companies are required to satisfy business and technology requirements that are significantly different from those found in Fortune 1,000 organizations. As a group, midmarket companies face tremendous global competitive pressures because they compete for business against larger corporations, other midmarket competitors and smaller start-ups. They understand the need to remain close to their customers and to make the most effective use of their relatively limited resources. Midmarket companies demand a quick return on technology investments and require that solutions be affordable not only to acquire, but also throughout its entire operational lifecycle.

         With respect to technology, midmarket companies are practical consumers. Midmarket companies generally do not take risks on cutting-edge technology, but instead typically select affordable, proven solutions. The decade's dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, have made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice(R), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Fortune 1,000 corporations. Microsoft Windows NT(R) and SQL Server quickly became the fastest growing technology platforms, attracting midmarket companies with its features, familiarity and ease-of-use.

         The development of cost-effective infrastructures has increased the midmarket's investment in enterprise applications. Spurred by outside issues, such as Year 2000 readiness and pending Euro currency mandates, midmarket companies realized they could finally afford--or, rather not afford to be without--enterprise business solutions. The Company's product offerings and product development efforts are focused on meeting the enterprise business application needs of growing midmarket businesses.

TECHNOLOGY STRATEGY

         The Company's technology strategy is to develop a leading line of enterprise business software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces and connectivity (including Internet, Intranet and Extranet access). The Company developed its own proprietary application development tools to create its first generation of client/server products, as well as acquired several proprietary application development tools through recent acquisitions. These technologies and tools were developed to meet the unique needs of the current marketplace. However, as industry-standard tools mature, the Company intends to increasingly exploit these leading tools as they become generally available. The Company's core product architecture incorporates many of the foundation technologies of client/server computing, including:

         Open Relational Database Technology

         The Company utilizes open relational database technology to provide extremely flexible, integrated financial, operational, customer service and management information software applications. This open database orientation is based on widely accepted database managers. The Company's Platinum SQL product line uses both the Microsoft and Sybase SQL Server relational database management systems. The Company has based its Platinum SQL product line using the industry-standard SQL language as the fundamental database access methodology. The Platinum for Windows product line, as well as the Platinum for DOS core set of accounting and financial applications, are optimized for the Pervasive, Inc. database, Pervasive.SQL.

         Advanced Networking/Connectivity

         The Company's products are designed to operate on LANs, wide area networks ("WANs"), the Internet, Intranets, Extranets, mobile and dial-up connections. The Company supports popular industry-standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes. The Company's connectivity and networking support offers advanced features such as: (i) concurrent access to data and critical functions for all network users; (ii) a high degree of fault tolerance; (iii) high levels of security; (iv) a wide range of options for configuring different users on the network; (v) remote access and data processing; and (vi) mobile computing.

         Industry Standard User Interfaces

         The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. The Company's products generally conform to the Common User Access standard and include the ability to mirror the form of printed output on the screen. The Company's Platinum SQL (including the Financial, Distribution, Manufacturing and Clientele solution suites) and Platinum for Windows product lines incorporate the popular Microsoft Windows graphical user interfaces ("GUIs"). The Company's GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. In addition, the Company's Platinum SQL and Platinum for Windows products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. These tools and the Windows multiple document interface ("MDI") give the user interface a popular look and feel. The Company's Platinum for Windows product was designed using the Windows 95 user interface standards, incorporating document-centric views, the use of the single document interface, tab oriented forms and wizards for application set up and configuration.

         Powerful Application Development Tools

         The Company provides comprehensive, ground-up application development and customization capabilities for its Platinum SQL and Platinum for Windows product lines. To accomplish this, the Company provides extensive, integrated application development environments for both product lines. The core tools for the Platinum SQL financial suite delivers a complete client/server development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. The intuitive Windows interface of the Visual Forms Designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and ActiveX Automation support enable all Platinum SQL applications to exchange data and integrate with external COM-enabled Microsoft Windows applications.

         The Platinum SQL Customization Workbench is a software development kit for Platinum SQL which enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The Customization Workbench includes technical reference guides and diagrams, an OLE integration kit and certain report script source code. The Company has recently licensed Visual Basic for Applications and intends to incorporate it into the next release of Platinum SQL.

         The Platinum SQL distribution and manufacturing suites employs PowerBuilder from Sybase, Inc. to provide its user interface. Due to the complexity and wide variations of the changes needed for many end users of the manufacturing and distribution products, the Company offers complete customization services through its professional services group. In addition to its Windows-based client, the Company provides a Java-based user interface and middle-tier application server to provide electronic commerce functionality on top of the same database platform. Users are provided with complete capabilities to change the user interface, validation rules and business processing of business-to-business transactions using a complete application extension environment.

         The Platinum SQL Clientele front office suite uses a proprietary forms package to build and modify the user interface. The suite also includes Clientele Basic to enable users and consultants to tailor the look and feel, behavior and processing of the Clientele application suite to meet their specific business needs. Clientele Conductor provides workflow routing and rules capabilities that allow any user, no matter where they are, to receive messages and tasks from the system. ClienteleNet enables internal users and remote users and customers to interact with the system via a browser over the Internet.

         Platinum for Windows was developed using industry standard development tools such as Visual Basic and utilizes the industry standard Pervasive.SQL database engine. As a result, a series of reusable objects have been created. By exposing certain aspects of the objects, users have the ability to modify and extend the system without losing a consistent user interface. Platinum for Windows also includes template definition for easier document entry and wizards which make it easier for a user to set up the software or define users or groups.

         Client/Server Technology

         In order to fully exploit the capabilities of the client/server model of computing, the Company has optimized its Platinum SQL product line for the Microsoft SQL Server database and also supports the Sybase SQL Server database. All major data manipulation functions are implemented in the native language of both of the database servers, Transact SQL, and thereby are executed as "stored procedures" and/or "triggers" that are processed solely on the server. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches, provides scaleable high performance, and provides inherent portability of the RDBMS to a large number of server, hardware and operating system platforms without code change or conversion.

PRODUCTS

         The Company designs, develops, markets and supports a broad range of integrated, client/server enterprise resource planning software applications that provide organizations with technically advanced business solutions. The Company's two primary software product lines are Platinum SQL and Platinum for Windows. The Platinum SQL product suite includes financial accounting, budgeting, manufacturing, distribution, sales force automation and customer service and support functionality. In addition, the Company sells and supports its Platinum for DOS financial accounting software products. The Company also continues to provide support for the installed base of Platinum(R) SQL Enterprise (formerly SeQueL to Platinum(R)), a product which the Company discontinued marketing in 1996.

         Platinum SQL

         Platinum SQL, an integrated suite of client/server enterprise resource planning software applications, is designed to meet the unique business needs of midmarket companies and subsidiaries or divisions of larger corporations. These organizations require the power and sophistication of high-end client/server applications but desire a rapid and unobtrusive product implementation cycle for managing their critical business information. The Platinum SQL suite of products includes financial accounting, budgeting, manufacturing, distribution, sales force automation and customer service and support. The product is optimized for use with the Microsoft Windows NT operating systems and the Microsoft SQL Server relational database. Platinum SQL minimizes the complexities of client/server installation by providing the user with installation wizards which help configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, Platinum SQL was designed for the Microsoft Windows NT server platform and runs on Windows NT and Windows 95/98 client platforms. Platinum SQL is integrated with other Microsoft software products and supports Active X which enables customers to integrate not only other Microsoft products but any Active X-compliant application. In addition, Platinum SQL is a 32-bit client and server application that takes full advantage of the Microsoft SQL server for Windows NT.

         The following modules of Platinum SQL are currently generally available: General Ledger with FRx and System Manager; Multi-Currency Manager; Accounts Receivable; Accounts Payable; Inventory Control; Cash Management; Order Entry; Purchase Order; Asset Management; Advanced Allocations; Budget Manager; FRx remote drill down viewer; Customization Workbench; Platinum SQL Internet Object Server; Platinum Explorer; Manufacturing; Advanced Distribution; Advanced Purchasing; Platinum SQL Net Order; Clientele for Customer Support; Clientele for Sales and Marketing; Clientele for Help Desks; Conductor and ClienteleNet. Version 7.0 of Platinum SQL is scheduled for general release in November 1998. See "Certain Considerations - Forward Looking Statements." Platinum SQL 7.0 will include an increased level of integration between the financial, distribution and manufacturing applications so that each such application will share the same customer and vendor data. The 7.0 release of Platinum SQL will also support Microsoft SQL Server 7.0 and will include enhanced functionality in the distribution application as well as contain the Platinum Explorer application, which will allow a user to inquire and drill into data in other integrated applications throughout the entire Platinum SQL suite. See "Certain Considerations Forward Looking Statements."

         Clientele Version 3.0, introduced in March 1998, is a front office application (including customer service and sales force automation functionality) which enables small to mid-sized businesses to organize, maintain and share customer information to improve customer service and improve support and sales personnel productivity. The Clientele line of products includes applications used for managing customer service and support operations including internal help desk, (in general, the MIS department) supporting the organization's internal workforce; and external help desk for supporting the customers, vendors, and suppliers that the Company conducts business with. The Clientele products also include a sales and marketing automation application which, when combined with the customer service and support application, enables organizations to share customer information from the initial contact throughout the duration of the customer lifecycle. The sales and marketing application includes contact management, opportunity management, account management, territory management, a marketing encyclopedia, scheduling and calendaring.

         The Company's distribution and manufacturing product suites are comprehensive, client/server applications designed to improve the efficiency and responsiveness of manufacturing and distribution operations. The manufacturing and distribution modules are integrated with the Platinum SQL financial application suite to ensure that repetitive, make-to-order, configure-to-order, job shop or hybrid manufacturing operations are always in sync with sales, distribution, purchasing and financial departments. The customer-centric focus of Platinum SQL manufacturing and distribution suites enables companies to respond quickly to customer demands and improve customer service. The suites also offer advanced functionality, such as an Advanced Planning and Scheduling engine, product customization and job shop.

         License fees for Platinum SQL vary depending upon the number of concurrent users and platform. Revenues attributable to licenses of Platinum SQL (including Clientele) were $17,159,000, $24,687,000, and $48,825,000 or 38%, 41%
and 50% of the Company's total revenues in fiscal years 1996, 1997 and 1998, respectively.

         Platinum for Windows and Platinum for DOS

         Platinum for Windows is a Windows-based client/server financial accounting software package for smaller businesses whose corporate computing environment consists of LANs comprised of personal computers. Platinum for Windows is the next generation of the Company's Platinum for DOS and Platinum Premier financial accounting applications. First introduced in June 1995, Platinum for Windows includes a Windows-based client which was designed around the interface standards of Microsoft Windows 95 to handle all user interaction and data maintenance. The Windows-based client interacts with an application server which runs postings, reports and utilities. Both the client and the server communicate with the LAN-based Pervasive.SQL database. No database conversions are required to upgrade from the Platinum for DOS product to Platinum for Windows, ensuring a smooth upgrade path for Platinum for DOS users.

         The following modules of Platinum for Windows are presently generally available: Premier Ledger with FRx, Premier Consolidations, Premier Currency Translation, Premier Inter-Company Processing, Premier Budgeting, Foreign Currency Manager, System Manager, General Ledger, Bank Book, Accounts Receivable, Accounts Payable, Purchase Order, Sales Order, Inventory, Project Costing, Bank Book, Advanced Allocations, and Budget Manager.

         In addition, the Company continues to sell and support its Platinum for DOS integrated financial software applications. First introduced in June 1985, the core Platinum for DOS accounting modules include General Ledger, Accounts Receivable, Accounts Payable, Inventory, Order Entry, System Manager, Purchase Order, Job Costing, Bank Book and Consolidations. In addition, the Company offers Platinum Premier financial applications, which are extensions of the core Platinum for DOS modules and are designed to meet the sophisticated financial reporting requirements of a larger customer. The Platinum Premier financial applications modules operate in conjunction with other Platinum for DOS and Windows-based modules and provide downsizing and rightsizing opportunities to larger organizations whose previous barriers were not the performance or capacity of LAN-based systems but lack of advanced feature sets available from a LAN-based program. The next release of Platinum for Windows, version 4.7, is scheduled for release during the fourth quarter of calendar year 1998. Planned enhancements to this product include the addition of serial/lot tracking and drop shipment functionality and enhanced Internet access. See "Certain Considerations-Forward Looking Statements."

         Revenues attributable to licenses of the Platinum for Windows and Platinum for DOS applications were $6,075,000, $7,436,000 and $8,752,000, or 13%, 12% and 9% of the Company's total revenues in fiscal years 1996, 1997 and 1998, respectively.

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

         Other Products

         The Company also offers a line of integration kits and database products that support its Platinum for Windows and Platinum for DOS lines of software products and licenses these products to its Value Added Resellers ("VARs"), distributors, Authorized Consultants and end-users. The Company also serves as an OEM vendor for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies.

PROFESSIONAL SERVICES, TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

         The Company's professional services division provides consulting services to customers in the design and implementation of the Company's software products, as well as custom software development, education, training and other services. The professional services division functions in domestic and international markets and primarily focuses on larger corporate accounts. Professional services are generally provided on a time and materials basis. The Company believes that its provision of professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company's products and provides a key market differentiator over its competition.

         The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its World Wide Web site, http://www.platsoft.com. Telephone support is available five days a week during normal business hours on a nearly worldwide basis, collectively from the Company's three support centers in Dublin, Ireland, Sydney, Australia and Irvine, California. The Company also believes that customer satisfaction should be maintained by ensuring that its VARs, Distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end-users. The Company offers comprehensive training, telephone consultation and product support for its VARs, Distributors and Authorized Consultants. Training courses are held regularly in major cities worldwide.

         The Company offers its Platinum for Windows and Platinum for DOS customers several software maintenance options, for varying annual fees. The Company's software maintenance programs are the sole avenue for product updates and technical support. The annual maintenance fee for the Platinum SQL product is 18% of the then current list price. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period.

         The Company provides a three month performance warranty for its Platinum SQL modules. In addition, the Company provides a three-month warranty for the media on which its Platinum for Windows and Platinum for DOS products are licensed.

         Services revenues, which include consulting, education, training and maintenance and support services, were approximately $21,817,000, $27,420,000 and $40,406,000, respectively in fiscal years 1996, 1997 and 1998, or 48%, 45% and 41% respectively, of total revenues in fiscal 1996, 1997 and 1998.


MARKETING, SALES AND DISTRIBUTION

         The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and software consultants who generally market the Company's products on a nonexclusive basis. The Company's products are sold to and used by a broad customer base, including businesses, government bodies, educational institutions and other users. The Company sells its Platinum for Windows and Platinum for DOS products exclusively through VARs or distributors. The Company sells its Platinum SQL product through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company, in the fourth quarter of fiscal 1996, commenced development of this direct sales force to supplement the efforts of the VARs and distributors. The Company's field sales organization is divided into geographic regions: United States, divided into Northeast, Southeast, Northcentral, Southcentral, Northwest, and Southwest; Canada; United Kingdom/Europe/Middle East/Africa; Australia/New Zealand; Asia and other international countries. The Company sells its Clientele modules through an internal telesales organization and through a direct sales force.

         The Company's network of VARs and Authorized Consultants are required to undergo extensive training and certification procedures provided by the Company on the use, installation and implementation of the Company's products as a condition of being authorized by the Company to sell its products. The Company's VARs include consulting groups and resellers, the majority of whom provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products, but professional firms who offer implementation services and product support to end-users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts.

         To support the Company's network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with their growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

         In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Australia, New Zealand, Canada, Hong Kong and Singapore to further such sales and marketing efforts. The Company sells its products in Europe, including Russia, Latin and South America, Africa, Asia and the Middle

East principally through third-party distributors and dealers. The Company's international revenues were approximately $14,079,000, $17,368,000 and $27,480,000, or 31%, 29% and 28% of total revenues, in fiscal years 1996, 1997 and 1998, respectively. See "Note 9 of Notes to Consolidated Financial Statements."

         The Company currently has sales offices located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Detroit, Houston, Louisville, Irvine, New York, Portland, San Francisco, St. Louis, Seattle, Tampa, Washington, D.C., Calgary, Canada, Toronto, Canada, Auckland, New Zealand, London, England, Sydney and Melbourne, Australia, Hong Kong and Singapore.

         Products are generally shipped as orders are received or within 30 days thereof and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

         Since inception, the Company has made substantial investments in product development, which is evidenced by the following product releases: the 1985 release of a LAN-based client/server accounting package that offered a high degree of multi-user concurrency; the 1988 release of an accounting package written for OS/2; the 1990 release of a LAN-based software package that provided comprehensive support for international accounting requirements; the 1991 release of a Windows graphical accounting system that offered Windows MDI support; the 1992 release of a graphical, SQL server-based integrated financial and management information software product line; the 1994 release of a client/server accounting application designed to run on Windows NT and the Microsoft SQL server RDBMS; the 1995 release of a Windows and LAN-based accounting software package; the 1997 release of an international, multi-currency client/server accounting application; the 1998 release of an integrated ERP suite of products including manufacturing, distribution, sales and marketing, customer support and financials. During fiscal years 1996, 1997 and 1998, software development expenses before capitalization were approximately $14,861,000, $11,855,000, and $12,971,000, respectively.

         The Company plans to continue to address the needs of midmarket users of client/server enterprise resource planning software by continuing to develop high quality software products that feature advanced technologies. The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation's recommended technical architecture. In particular, the Company believes that it has been an industry leader in designing and developing products for operation on LANs/WANs and Microsoft's SQL Server database. The Company has also been a pioneer in the use of GUIs with integrated business application software. Currently, the Company pursues object-oriented methodologies that simplify the development, maintenance and customization of its products. Accordingly, the Company's tools offer a high degree of customization for its products.

         The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop enhancements, including additional functions and features, for its Platinum for Windows and Platinum SQL product lines, and (ii) develop and/or acquire new applications or modules that build upon the company's business application strategy.

         In fiscal 1997 and fiscal 1998, the company acquired two business application software developers, FocusSoft Inc. and Clientele Inc. See "Recent Acquisition" and "Management's Discussion of Analysis of Financial Condition and Results of Operations, Fiscal 1997 and Fiscal 1998 Acquisition." The Company has integrated to a certain level the products acquired in these acquisitions with the Company's Platinum SQL core financial application. The Company intends to further integrate the acquired applications to share common master files (e.g. customers, vendors, and inventory items) and to process transactions consistently across all applications. All of the Platinum SQL product line is built on the Microsoft SQL Server database, supports extensive customization, and provides a graphical user interface. The Company also is investing to make the technical architecture more consistent across all of the applications especially in the area of user interface, object oriented development and reporting.

         The Company is also making investments to improve the marketability of its products outside of the United States and Canada. The Company has opened a European localization center ("ELC") based in Dublin, Ireland.

The ELC will develop the necessary changes to translate and localize the products for sale in Europe. In addition, the Company has contracted with a third party to develop the necessary changes to translate and localize the products for sale in Latin and South America.

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

         The Company's future business is dependent on the execution of the strategy that is in place to target the client/server ERP software needs of mid-sized businesses. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

COMPETITION

         The client/server enterprise business applications software industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products that target the same markets. In addition, a number of companies offer a product similar or competitive to one product in the Company's enterprise business application suite. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

         The Company believes that it competes principally in two distinct software application markets: midmarket enterprise business applications and LAN-based financial accounting applications. Although the Company does not target larger, Fortune 1,000 corporations with its enterprise business applications, it encounters competitors from this market segment who are selling their products in the midmarket space.

         The Company defines the midmarket as being comprised of businesses ranging in revenue size from $50 million to $750 million and divisions or subsidiaries of large corporations in the same revenue range. Customers in this market segment desire proven client/server software solutions that are easy to install, manage and use, yet are flexible enough to address the challenges of a specific organization. In addition, customers in this market segment require strong price-performance metrics. This market segment is relatively new, and as a result, the competitive landscape is still forming. The Company believes it is the only vendor in this marketspace dedicated to providing midmarket companies with comprehensive, integrated enterprise business applications on the Microsoft Windows NT and SQL Server platform. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by midmarket companies and are beginning to offer complete or partial enterprise business applications for this market.

         The Company believes its principal enterprise business application competitors include Lawson Corporation, JD Edwards, Great Plains Software, Oracle Corporation, Solomon Software, SQL Financials, PeopleSoft, Inc., Geac, Baan, SAP and Flexi International. Some of these companies are major participants in the enterprise market segment who are presently selling an existing enterprise segment product in the middle market segment, while others are in the process of developing a client/server product to address middle market requirements. The Company has addressed the requirements of customers in this market with its Platinum SQL product, a version of which has been optimized for use with the Microsoft SQL Server RDBMS. The Company believes that this product competes favorably against its competitors with respect to the foregoing competitive factors.

         On occasion, the Company competes with other vendors that sell only one enterprise business application of the total enterprise business application solution. This occurs principally with the Company's manufacturing, distribution, sales force automation and customer service and support applications. The primary competitors for manufacturing and distribution include Symix System, Inc., Dataworks Corporation and Fourth Shift. The primary competitors for sales force automation and customer service and support are Onyx, Pivotal and Sales Logix. While these competitors offer dedicated applications, the Company's believes its broader product offerings and level of product integration provide a significant competitive advantage.

         In the LAN-based market, the Company competes with Sage (formerly State of the Art, Inc.), Macola, Inc., Great Plains Software, and Solomon Software in North America, and Scala and Systems Union, Ltd. outside of North America. Products in this market are principally sold through VARs and solution-oriented computer retail stores with the purchasing decision often influenced by accounting professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based version, price and quality. The Company believes it competes favorably with respect to all of these factors.

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

         The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of a software for the organization's internal business purposes. The Company licenses its Platinum for Windows and Platinum SQL (those sold through VARs and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third-parties.

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

EMPLOYEES

         As of June 30, 1998, the Company had 624 full-time employees, including 111 in product development, 78 in support services, 144 in professional services, 163 in sales, 39 in marketing and 89 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RECENT ACQUISITION

         On November 14, 1997, the Company acquired FocusSoft, Inc., a privately held provider of manufacturing and distribution software. As consideration for the acquisition, the Company issued 2,474,794 shares of common stock in exchange for all of the outstanding shares of common stock of FocusSoft. The exchange ratio used with respect to the conversion of the FocusSoft shares was 24.747937. In addition, each outstanding employee stock option of FocusSoft was assumed by the Company and has been converted to a right to acquire an aggregate of 225,206 shares of common stock of the Company with appropriate adjustments made to the exercise price based on the exchange ratio. Ten percent of the shares issued in the merger, or 247,479 shares were placed into an escrow to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests.

RESTRUCTURINGS

         During the second quarter of fiscal 1996, the Company restructured its business operations with the intent to reduce operating expenses and minimize the usage of cash. As part of the restructuring, the Company discontinued the marketing of the version of its Platinum SQL Enterprise product line that runs on the Sybase/UNIX server platform. Also, the Company discontinued its direct sales force for its Platinum SQL Enterprise product line, which resulted in the termination of approximately 50 employees. In February 1996, the Company underwent another reduction in force of approximately 40 persons with the intent again to reduce operating expenses and minimize the usage of cash. In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Fiscal 1996 and 1997 Restructurings."

CERTAIN CONSIDERATIONS

         Forward Looking Statements. This annual report contains certain forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements are generally identified by the words "estimates," "expects," "anticipates," "plans," "believes," and similar expressions. In addition, the Company may from time to time make oral forward looking statements. Actual results are uncertain and may be impacted by the following factors, among others, which may cause the actual results to differ materially from those projected in the forward looking statement. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

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

         Horizontal Product Strategy. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to its existing client/server enterprise resource planning applications, such as human resources and payroll. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. Any future acquisitions or investments would be accompanied by the risks commonly encountered in the acquisitions of businesses. Some of these risks include, among other things, the integration of previously distinct businesses into one business unit, the substantial management time devoted to such activities, the potential disruption of the Company's ongoing business, undisclosed liabilities, the failure to realize anticipated benefits (such as synergies and cost savings), and issues related to product transition (such as development, distribution and customer support). The Company expects that the consideration paid in future acquisitions, if any, would be in the form of stock, rights to purchase stock, cash or a combination thereof. Dilution to existing stockholders and earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions. Some of the risks associated with joint development agreements or technology licenses include development delays, product bugs or errors, issues related to the integration or transition of the new products, such as providing adequate customer support, effectively selling and marketing the new product and coordinating development efforts.

         Liquidity. The Company's cash, cash equivalents and short-term investments increased from $16,266,000 at June 30, 1997 to $22,779,000 at June 30, 1998, principally due to cash generated by operations and the exercise of stock options offset in part by capital expenditures. There will be further cash outlays estimated at approximately $478,000 in connection with the second quarter fiscal 1996 restructuring and $798,000 in connection with the fiscal 1997 restructuring. The Company intends to fund these requirements from cash generated from operations. If the Company is not successful in achieving targeted revenues, the Company may be required to take cost cutting measures to align its operating expenses with its reduced revenues.

         Dependence on Distribution Channels. The Company distributes its Platinum for DOS and Platinum for Windows products exclusively through third-party distributors and VARs, and distributes its Platinum SQL product, including Clientele, through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and Authorized Consultants, which consist primarily of professional firms. Although no one of these distribution channel members is responsible for any material amount of the Company's license fees, the Company's results of operations could be adversely affected if significant numbers of its VARs or Authorized Consultants were to cease distributing or recommending the Company's products or were to choose to emphasize competing products. Generally, the Company's agreements with its VARs and Authorized Consultants do not require them to exclusively offer or recommend the Company's products and may be terminated by either party with or without cause.

         In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for its middle market client/server enterprise resource planning application, Platinum SQL. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channel.

         Platinum SQL, a client/server enterprise resource planning application designed to run on Microsoft Windows NT and Microsoft SQL server, is a more technically complex product than Platinum for Windows and Platinum for DOS and requires additional skill and training to successfully implement. The Company is actively seeking additional skilled VARs to sell Platinum SQL. Delays in training VARs or recruiting additional skilled VARs could adversely impact the Company's ability to generate license revenues from its Platinum SQL product line.

         Dependence on Platinum SQL Product Line. Platinum SQL, is an enterprise resource planning suite of applications comprised of financial accounting, budgeting, manufacturing, distribution and customer service and support software applications. Some of the applications were developed internally by the Company, while others were acquired through acquisitions or OEM arrangements. It is common for complex programs such as Platinum SQL to contain undetected errors when first released, which are discovered only after the product has been used with many different computer systems and in varying applications. From time to time the Company is informed by customers of certain errors with respect to its Platinum SQL product which the Company addresses. The inability of the Company to correct the errors, or any significant delay in correcting the errors in Platinum SQL, will have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that significant technical problems will not be discovered, or if discovered, corrected in a timely manner. Technical problems with the current release of the database platforms on which Platinum SQL operate could impact sales of these Company products, and any significant technical problems could have a material adverse effect on the Company's results of operations.

         Reliance on Third-Party Suppliers. The Company's products utilize certain software licensed to it by third-party software developers. Although the Company believes that there are alternatives for these products, any significant interruption in the supply of such third-party software could have a material adverse impact on the Company's sales unless and until the Company can replace the functionality provided by these products. In addition, the Company is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes.

         New Product Introductions and Integration. The Company's future success will depend upon its ability to develop and successfully introduce new products, enhance its current products on a timely basis, integrate applications in the Platinum SQL suite and increase customer acceptance of its existing products. See "Product Development and Quality Assurance." The Company has two principal product lines, Platinum for Windows (including Platinum for DOS) and Platinum SQL. The Company continues to provide maintenance and support services for its Platinum SQL Enterprise product for existing customers. Version 7.0 of Platinum SQL, which will include an increased level of integration between the financial, distribution and manufacturing applications so that each application will share the same customer and vendor data is scheduled for release in November 1998. See "Forward Looking Statements." In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing these new products or product enhancements on a timely basis or that the Company will not experience significant delays in introducing new products or product enhancements in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

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

         Competition. The client/server enterprise resource planning computer software industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products that target the same markets. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's financial condition and results of operations.

         Exposure to Rapid Technological Change. The market for the Company's enterprise resource planning software products is characterized by rapid technological advances, changes in end-user requirements, frequent new product introductions and enhancements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products under development obsolete and unmarketable. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by enhancing its current products and by developing and introducing on a timely basis new products that keep pace with technological developments and emerging industry standards, as well as respond to evolving end user requirements and achieve market acceptance. Any failure by the Company to anticipate or adequately respond to technological developments or end-user requirements, or any significant delays in product development, introduction or product integration, could result in a loss of competitiveness or reduced revenues. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, operating results and financial condition would be materially adversely affected. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Key Personnel. The Company's success depends on the continued service of key management personnel, including L. George Klaus, Chairman, President and Chief Executive Officer, William Pieser, Executive Vice President, Product Operations and Marketing, and Ken Lally, Executive Vice President, Field and Customer Operations. None of the Company's personnel is subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There can be no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

         Risks Associated with International Sales. In fiscal 1996, 1997 and 1998, international sales represented approximately 31%, 29% and 28%, respectively, of the Company's revenues, and the Company believes that its future growth is dependent in part upon its ability to increase revenues in international markets. The Company intends to attempt to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to successfully maintain or expand its international sales. If revenues generated by foreign activities are not adequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially adversely affected. International sales are subject to inherent risks, including changes in regulatory requirements, tariffs and other barriers, less favorable intellectual property laws, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition. In the recent past, the financial markets in Asia have experienced significant turmoil. There can be no assurance that such turmoil in the Asian financial markets will not negatively affect the sales by the Company to that region. A portion of the Company's revenues from sales to foreign entities, including foreign governments, is in the form of foreign currencies. The Company has no hedging or similar foreign currency contracts and fluctuations in the value of foreign currencies could adversely impact the profitability of the Company's foreign operations.

         Shares Eligible for Future Sale. As of September 3, 1998, the Company had 28,369,525 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's common stock.

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

ITEM 2.  PROPERTIES

         The Company leases approximately 122,000 square feet of office space in Irvine, California. The leases for the space expire in April 2004. The Company leases additional facilities and offices, including locations in Louisville, Kentucky; Foster City, California; Oakbrook, Illinois; East Berlin, Connecticut; Portland, Oregon; Hasbrouck Heights, New Jersey; Dallas, Texas; Houston, Texas; Atlanta, Georgia; Plymouth, Michigan; Tampa, Florida; St. Louis, Missouri; Melbourne and Sydney, Australia; Mississauga, Canada; London, England; Dublin, Ireland; Auckland, New Zealand; Hong Kong and Singapore. The Company believes that its present facilities are sufficient to accommodate its near-term facilities requirements. The Company continues to evaluate new sales opportunities on an ongoing basis which may result in the leasing of additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1998.

                                    PART II

ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

         The Company's Common Stock is traded on the over-the-counter market (The Nasdaq National Market System) under the symbol PSQL. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company's Common Stock.


         Fiscal 1997:                      High                  Low
         ------------                    -------                ------
         1st Quarter                     $11.125               $  6.250
         2nd Quarter                      13.000                 10.625
         3rd Quarter                      13.375                  8.688
         4th Quarter                      11.000                  7.000


         Fiscal 1998:                      High                  Low
         ------------                    --------              --------
         1st Quarter                     $12.9375              $10.3750
         2nd Quarter                      11.750                 7.7500
         3rd Quarter                      24.0000               10.2500
         4th Quarter                      24.3750               17.5000

         There were approximately 1,518 security holders of record as of September 3, 1998. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The statement of operations data set forth below with respect to the fiscal years ended June 30, 1996, 1997 and 1998 and the balance sheet data at June 30, 1997 and 1998 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere herein. The statement of operations data set forth below with respect to the fiscal years ended June 30, 1994 and 1995, and the balance sheet data at June 30, 1994, 1995, and 1996 are derived from audited financial statements not included in this Form 10-K.

                                                             Fiscal Year Ended June 30
                                    ----------------------------------------------------------------------------
                                      1994             1995             1996            1997              1998
                                    --------         --------         --------         --------         --------
                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License fees                      $ 31,136         $ 37,925         $ 23,234         $ 32,123         $ 57,577
  Services                            16,854           20,250           21,817           27,420           40,406
  Business forms sales                 6,720               --               --               --               --
  Royalty income                          --              692              619            1,208              505
                                    --------         --------         --------         --------         --------
    Total revenues                    54,710           58,867           45,670           60,751           98,488
Cost of revenues                      25,635           20,205           21,083           21,980           29,961
                                    --------         --------         --------         --------         --------
    Gross profit                      29,075           38,662           24,587           38,771           68,527
                                    --------         --------         --------         --------         --------
Operating expenses:
  Sales and marketing                 25,961           21,007           21,334           26,024           38,177
  Software development                22,059           17,914           14,490           10,398           11,724
  General and administrative          10,350            5,569           16,270            6,030            7,145
  Charge for restructuring             6,741               --            5,568            1,600               --
  Charge for purchased research
   and development                     3,570               --               --               --               --
                                    --------         --------         --------         --------         --------
    Total operating expenses          68,681           44,490           57,662           44,052           57,046
                                    --------         --------         --------         --------         --------
    Income (loss) from
      operations                     (39,606)          (5,828)         (33,075)          (5,281)          11,481
Charge for settlement of
  class action litigation and
  related expenses                   (20,000)              --               --               --               --
Other income (expense), net              341(1)           103(2)          (132)(3)          873(1)         1,866(1)
                                    --------         --------         --------         --------         --------
    Income (loss) before
      provision for income
      taxes                          (59,265)          (5,725)         (33,207)          (4,408)          13,347
Provision for income taxes               308               20               --               --               --
                                    --------         --------         --------         --------         --------
    Net income (loss)               $(59,573)        $ (5,745)        $(33,207)        $ (4,408)        $ 13,347
                                    ========         ========         ========         ========         ========
Diluted net income (loss)
  per share                         $  (3.78)        $  (0.35)        $  (1.83)        $  (0.20)        $   0.45
                                    ========         ========         ========         ========         ========
Weighted average shares               15,770           16,196           18,128           21,758           29,716
                                    ========         ========         ========         ========         ========

--------------
(1) Amount represents principally interest income.

(2) Amount represents principally interest income net of interest expense associated with the Company's $15,000,000 debenture.

(3) Amount represents principally interest expense associated with the Company's $15,000,000 debenture net of interest income.

                                      1994             1995             1996            1997              1998
                                    --------         --------         --------         --------         --------
BALANCE SHEET DATA:
Working capital (deficit)          $  (9,996)       $  24,443        $   3,438        $   3,808       $   22,319
Total assets                          48,479           66,691           41,640           43,156           67,988
Current portion of
  long-term obligations                6,000               --               --               --               --
Long-term obligations,
  less current portion                10,158           16,035              288              277               35
Stockholders' equity                   1,299           30,212           16,199           15,587           34,910

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fiscal 1997 Acquisition

         On June 30, 1997, the Company acquired Clientele Software, Inc. (Clientele), a privately held provider of help desk automation software based in Portland, Oregon. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was 0.19761 (i.e., each share of Clientele common stock converted into 0.19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele, which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

Fiscal 1998 Acquisition

         On November 14, 1997, the Company acquired FocusSoft, Inc. (FocusSoft), a privately held provider of enterprise resource planning and distribution software based in Louisville, Kentucky. As consideration for the acquisition, the Company issued 2,474,794 shares of common stock in exchange for all of the outstanding shares of common stock of FocusSoft. The exchange ratio used with respect to the conversion of the FocusSoft shares was 24.747937 (i.e., each share of FocusSoft common stock converted into 24.747937 shares of the Company's common stock.) In addition, the Company assumed all of the employee stock options of FocusSoft, which translated into stock options to acquire 225,206 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 247,479 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of FocusSoft for all periods presented.

Fiscal 1996 and 1997 Restructurings

         During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for its Platinum SQL Enterprise product line. The restructuring resulted in a charge of $3,300,000. Such amount included approximately $1,200,000 for severance and other extended benefit costs related to the reduction in force, $1,200,000 for lease termination and buyout costs related to the closure of facilities and $872,000 in asset write-downs and other costs.

         In February 1996, the Company had another reduction in force of approximately 40 people. This reduction in force resulted in an additional restructuring charge of $2,300,000 which was recorded in the third quarter of fiscal 1996. Such amount included approximately $300,000 for severance and other extended benefit costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1,400,000 in asset write-downs and other costs.

         In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. This resulted in an additional restructuring charge of $1,600,000 which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1,100,000 for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs.

         During the year ended June 30, 1998, the Company paid approximately $1,329,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings. At June 30, 1998, the Company has a $1,280,000 cash obligation related to lease terminations and other costs of the fiscal 1996 and 1997 restructurings which will be funded from existing cash reserves and working capital.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                  Fiscal Year Ended June 30
                                        --------------------------------------------
                                        1994      1995      1996      1997      1998
                                        ----      ----      ----      ----      ----
                                                       (in percents)
Revenues:
  License fees                            57        64        51        53        58
  Services                                31        35        48        45        41
  Business forms sales                    12        --        --        --        --
  Royalty income                          --         1         1         2         1
                                        ----      ----      ----      ----      ----
   Total revenues                        100       100       100       100       100
Cost of revenues                          47        34        46        36        30
                                        ----      ----      ----      ----      ----
   Gross profit                           53        66        54        64        70
                                        ----      ----      ----      ----      ----
Operating expenses:
  Sales and marketing                     47        36        47        43        39
  Software development                    40        31        32        17        12
  General and administrative              19         9        36        10         7
  Charge for restructuring                12        --        12         3        --
  Charge for purchased research
    and development                        7        --        --        --        --
                                        ----      ----      ----      ----      ----
   Total operating expenses              125        76       127        73        58
                                        ----      ----      ----      ----      ----
   Income (loss) from operations         (72)      (10)      (73)       (9)       12
Charge for settlement of class
  action litigation and related
  expenses                               (37)       --        --        --        --
Other income (expense), net               --        --        --         2         2
                                        ----      ----      ----      ----      ----
   Income (loss) before provision
    for income taxes                    (109)      (10)      (73)       (7)       14
Provision for income taxes                --        --        --        --        --
                                        ----      ----      ----      ----      ----
   Net income (loss)                    (109)      (10)      (73)       (7)       14
                                        ====      ====      ====      ====      ====

COMPARISON OF FISCAL YEAR 1997 TO FISCAL YEAR 1998

Revenues

         Revenues were approximately $60,751,000 and $98,488,000 in fiscal years 1997 and 1998, respectively, representing an increase of approximately 62 percent in fiscal 1998.

         License fee revenues were approximately $32,123,000 and $57,577,000 for the years ended June 30, 1997 and 1998, respectively, representing an increase of 79 percent in fiscal 1998. License fee revenues for the Company's Platinum SQL product (including Clientele) were approximately $24,687,000 and $48,825,000 for the years ended June 30, 1997 and 1998, respectively, representing an increase of 98 percent in fiscal 1998. The increase in revenues was primarily attributable to an overall increase in personnel in the direct sales force for the Platinum SQL product; the Company's broader product offering following the FocusSoft acquisition; the release of the Clientele 3.0 product in February 1998, which included sales force functionality; the release of FocusSoft's version 5.0 product (now named Platinum SQL Advanced Distribution and Manufacturing) with enhanced distribution and manufacturing functionality; additional lead generation, telesales and marketing efforts and an increased effort to sell Platinum SQL internationally. License fee revenues for the Company's Platinum for Windows and Platinum for DOS products were approximately $7,436,000 and $8,752,000 for the years ended June 30, 1997 and 1998, respectively, representing an increase of 18 percent in fiscal 1998. The increase in revenues was primarily due to increased domestic demand created by the commercial availability of a complete suite of the Platinum for Windows modules. International license fee revenues increased from $8,969,000 in fiscal 1997 to $18,713,000 in fiscal 1998. The increase was due to an increased effort to sell Platinum SQL internationally.

         Services revenues, which include consulting, education, training, and maintenance and support services, increased 47 percent from $27,420,000 in fiscal year 1997 to $40,406,000 in fiscal year 1998. The increase was primarily attributable to the increase in installations. Also, the increase was attributable to an overall rise in the installed base of end-users of Platinum SQL and the increased effort to renew customers on maintenance contracts.

         The number of days sales outstanding was 62 days at June 30, 1997 as compared to 76 at June 30, 1998. The increase in days sales outstanding was primarily attributable to increased international revenues, which generally have longer payment terms than domestic revenues.

         Gross Profit

         Gross profit increased 77 percent from $38,771,000 in fiscal year 1997 to $68,527,000 in fiscal year 1998 and increased as a percentage of revenues from 64 percent to 70 percent, respectively. The increases in gross profit and the gross profit percentage were due to higher license revenues as a percentage of total revenues, which have higher margins than services revenues.

         Operating Expenses

         Total operating expenses increased from $42,452,000 for fiscal year 1997 to $57,046,000 for fiscal year 1998, excluding the one time charge for the fiscal 1997 restructuring. Total operating expenses as a percentage of revenues were 70 percent and 58 percent for the years ended June 30, 1997 and 1998, respectively, excluding the one time charge for the fiscal 1997 restructuring. Included in operating expenses for the fiscal year ended June 30, 1998 were approximately $800,000 in one time charges for the FocusSoft acquisition. The increase in dollar amount was primarily attributable to an overall increase in direct sales personnel as well as additional commissions for the sales personnel as their quota was exceeded. The Company expects the dollar amount of total operating expenses to increase in fiscal 1999 but to decrease as a percentage of total revenues. See "Certain Considerations, Forward Looking Statements."

         Sales and marketing costs were approximately $26,024,000 and $38,177,000 in fiscal years 1997 and 1998, respectively, or approximately 43 percent and 39 percent of total revenues. The increase in the dollar amount of sales and marketing expenses was primarily due to the increase in the direct sales force for the Platinum SQL product.

         Software development costs were approximately $11,855,000 and $12,971,000 in fiscal years 1997 and 1998, respectively, or approximately 20 percent and 13 percent of total revenues, before capitalization of software costs of approximately $1,457,000 and $1,247,000. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a 5-year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs decreased from 12 percent in fiscal year 1997 to 10 percent in fiscal year 1998. During fiscal year 1997, costs were capitalized for Platinum SQL multi-currency functionality, as well as certain Platinum for Windows development costs for the Inventory and Order Entry modules and development of Platinum SQL Customization Workbench. During fiscal year 1998, costs were capitalized for the creation of translations into different languages and localizations for the Platinum SQL product, the Job Cost module for the Platinum for Windows product, Year 2000 enhancements for the Platinum for DOS product, Job Shop and Engineer to Order for the Platinum SQL Advanced Distribution and Manufacturing applications, Clientele 3.0 sales force automation functionality and certain applications of the Platinum SQL 4.2 release.

         General and administrative expenses were approximately $6,030,000 and $7,145,000 in fiscal years 1997 and 1998, respectively, or approximately 10 percent and 7 percent of total revenues. The increase was primarily attributable to management bonuses and employee profit sharing earned in fiscal 1998 due to the Company's improved operating results.

         Other Income

         Other income was approximately $873,000 and $1,866,000 in fiscal years 1997 and 1998, respectively. Other income primarily represented interest earned on the Company's cash and cash equivalents and short-term investments as well as foreign currency gains realized in fiscal 1998.

         Provision for Income Taxes

         The Company recorded no provision for income taxes in fiscal years 1997 and 1998. The effective tax rate during these periods was 0 percent for both years. During 1997 the effective tax rate was lower than the statutory federal income tax rate of 34 percent, primarily due to the inability to record benefits from current net operating losses. During 1998, the Company's tax expense was offset by the reduction of valuation allowances recorded in prior years as a result of the Company's profitability in the current year. As of June 30, 1998, the Company had provided a valuation allowance of approximately $46,495,000 because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company prior to fiscal 1998, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

COMPARISON OF FISCAL YEAR 1996 TO FISCAL YEAR 1997

         Revenues

         Revenues were approximately $45,670,000 and $60,751,000 in fiscal years 1996 and 1997, respectively, representing an increase of approximately 33 percent in fiscal 1997.

         License fee revenues were $23,234,000 and $32,123,000 for the years ended June 30, 1996 and 1997, respectively, representing an increase of approximately 38 percent in fiscal 1997. License fee revenues for the Company's Platinum SQL product (including Clientele) were approximately $17,159,000 and $24,687,000 for the years ended June 30, 1996 and 1997, respectively representing an increase of 44 percent in fiscal 1997. The increase in revenues is principally due to the reinstatement of the direct sales force. License fee revenues for the Company's Platinum for Windows and Platinum for DOS products were approximately $6,075,000 and $7,436,000 for the years ended June 30, 1996 and 1997, respectively, representing an increase of 22 percent in fiscal 1997. The increase in revenues was the result of the availability of a complete Windows based product suite for the entire fiscal 1997 period. International license fee revenues increased from $7,100,000 in fiscal 1996 to $8,969,000 in fiscal 1997. The increase was due to increases in international license fee revenues for the Company's Platinum SQL and Platinum for Windows and Platinum for DOS products.

         Services revenues increased 26 percent from $21,817,000 in fiscal 1996 to $27,420,000 in fiscal 1997. The increase was primarily attributable to the involvement of the consulting and professional services division in providing consulting and implementation services to customers. Also, the increase was attributable to an overall rise in the installed base of end-users of Platinum SQL and the increased effort to renew customers on maintenance contracts.

         The number of days sales outstanding was 94 days at June 30, 1996 as compared to 62 at June 30, 1997. The improvement in days sales outstanding was primarily attributable to increased efforts in collecting accounts receivable as well as payment terms on direct Platinum SQL licenses of 50% of net license fee and maintenance due upon license execution and the remaining 50% of license fees generally due in 30 days.

         Gross Profit

         Gross profit increased 58 percent from $24,587,000 in fiscal year 1996 to $38,771,000 in fiscal year 1997 and increased as a percentage of revenues from 54 percent to 64 percent, respectively. The increases in gross profit and the gross profit percentage were due to higher license revenues as a percentage of total revenues, which have higher margins than services revenues.

         Operating Expenses

         Total operating expenses, excluding restructuring charges, decreased from $52,094,000 for fiscal year 1996 to $42,452,000 for fiscal year 1997. The decrease was due to the provision of additional reserves in fiscal 1996 for the following items: accounts receivable arising from Platinum SQL sales to VARs; relocation costs associated with the hiring of new senior management executives; write-downs of property and equipment and notes receivable from divestitures. Such decrease was also achieved by cost savings from the termination of approximately 100 employees during the second quarter of fiscal 1996 and 40 employees during the third quarter of fiscal 1996. Such decrease was offset in part by the investment made in the Platinum SQL direct sales force. Total operating expenses as a percentage of revenues, excluding restructuring charges, were 115 percent and 70 percent for the years ended June 30, 1996 and 1997, respectively.

         Sales and marketing expenses were approximately $21,334,000 and $26,024,000 in fiscal years 1996 and 1997, respectively, or approximately 47 percent and 43 percent of total revenues. The increase in the dollar amount of sales and marketing expenses was primarily due to the re-establishment of a direct sales force for the Platinum SQL product.

         Software development costs were approximately $14,861,000 and $11,855,000 in fiscal years 1996 and 1997, respectively, or approximately 33 percent and 20 percent of total revenues, before capitalization of software costs of approximately $371,000 and $1,457,000. The decrease in the amount of software development expenses was due to personnel reductions as a result of the restructurings. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a 5-year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs increased from 3 percent in fiscal year 1996 to 12 percent in fiscal year 1997 due principally to the capitalization of Platinum SQL multi-currency development costs as well as certain Platinum for Windows development costs for the Inventory and Order Entry modules.

         General and administrative expenses were approximately $16,270,000 and $6,030,000 in fiscal years 1996 and 1997, respectively, or approximately 36 percent and 10 percent of total revenues. The decrease was primarily the result of the provision of the following additional reserves: approximately $1,636,000 for accounts receivable arising from Platinum SQL sales to VARs; approximately $1,292,000 relating to accounts receivable from Platinum SQL Enterprise customers; relocation costs of approximately $1,590,000 associated with the hiring of new senior management executives; write-down of approximately $500,000 of property and equipment and approximately $2,941,000 provided for notes receivable from divestitures in fiscal 1996.

         Other Income (Expense)

         Other income (expense) was approximately ($132,000) and $873,000 in fiscal years 1996 and 1997. Other income (expense) primarily represented interest earned on the Company's cash and cash equivalents and short-term investments net of interest expense of $1,236,000 in fiscal 1996 and $0 in fiscal 1997 on the Company's $15,000,000 debenture, which debenture was repaid in June 1996, when it was converted into common stock of the Company.

         Provision for Income Taxes

         The Company recorded no provision for income taxes in fiscal years 1996 and 1997. The effective tax rate during these periods was 0 percent for both years. The effective tax rates were lower than the statutory federal income tax rate of 34 percent, primarily due to the inability to record benefits from current net operating losses. As of June 30, 1997, the Company had provided a valuation allowance of approximately $41,580,000 because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $22,779,000. These resources increased by approximately $6,513,000 over the June 30, 1997 balance primarily due to cash generated by operations and exercise of stock options offset in part by capital expenditures. The Company had working capital of $22,319,000 at June 30, 1998.

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

         Year 2000 Issues

         Overview. The Year 2000 Problem generally involves whether a computer system, software product or business system, when working alone or in conjunction with other software or hardware systems, accepts input of, stores, manipulates and outputs dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Year 2000 Problem potentially impacts the Company in the following principal areas: (i) The Company's software products, including products manufactured by third parties that are resold by the Company; (ii) the Company's internal technology systems; (iii) the Company's non-internal technology systems which contain embedded computer devices; and
(iv) the business systems of the Company's distributors, resellers and customers.

         Company Products. As a leading supplier of client/server enterprise resource planning software for the middle market, the Company is aware of the Year 2000 Problem and committed to offering software products that are Year 2000 compliant. The Company presently believes that the current releases of its Platinum SQL and Platinum for Windows software products are Year 2000 compliant. The Company's Platinum for DOS product, which was initially released in the mid-1980s was not Year 2000 compliant until the recent release of version 4.6 in August 1998. The version 4.6 release is being offered for free to all existing Platinum for DOS users on maintenance.

         As part of its Platinum SQL and Platinum for Windows product lines the Company resells certain products that are manufactured by third parties, both on an OEM and reseller basis. Based upon informal discussions with the third parties, the Company does not believe there will be material Year 2000 Problems with the third party products. The Company is in the process of formally querying the manufacturers of these products as to their progress in identifying and addressing Year 2000 Problems. It is possible that such formal inquiries will uncover unanticipated issues, although the Company does not presently believe that any issues uncovered would be of a material nature.

         Internal Technology Systems. The Company's internal technology systems include telecommunications (phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. The Company has assessed the Year 2000 Problem with respect to telecommunications with the exception of its Louisville, Kentucky and Portland, Oregon offices. The assessment with respect to these offices is scheduled to be completed prior to December 31, 1998. The Company has identified fixes that need to be made to its telecommunications systems to make them Year 2000 compliant. These fixes relate primarily to upgrades to voice mail and phone systems at some of the Company's international offices and sales offices. It is anticipated that these fixes will be implemented by January 1, 1999 and fully tested by June 30, 1999. The estimated cost of these fixes is $225,000. To date, the Company has incurred approximately $100,000 in year 2000 remediation costs, which was funded from working capital. In addition, the Company has assessed approximately 75 percent of its hardware used for Year 2000 compliance and has not uncovered any material non compliance. The assessment of the remaining 25 percent is scheduled to be completed by December 31, 1998. The Company's principal software systems include accounting, customer support, order entry and desktop email/word processing. The Company uses Microsoft Corporation products for email/word processing which have been certified by Microsoft as Year 2000 compliant. The Company uses its Platinum SQL and Clientele products for its accounting, order entry and customer support software needs. The Company is in the process of completing a contingency plan for its internal technology systems in connection with the completion of the assessment of its internal technology systems.

         Noninternal Technology Systems. Noninternal technology systems include security systems, elevators and other systems which contain an embedded computer or computer like device which is used to control the operation of plant, machinery and equipment. The Company has not assessed whether there are any Year 2000 Problems with its noninternal technology systems and anticipates that the assessment will be completed by December 31, 1998. The Company is in the process of completing a contingency plan for its non-internal technology systems in connection with the completion of the assessment of its noninternal technology systems.

         Third Party Distributors, Resellers and Customers. The Company has over 350 resellers of its software products, including distributors and Vars. No one of the resellers is responsible for a material amount of the Company's license fees. The Company, from time to time, queries its resellers as to their progress in identifying and addressing Year 2000 Problems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company required by this Item are set forth at the pages indicated at Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with respect to the Company's independent accountants during fiscal 1998.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 28, 1998 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 28, 1998 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 28, 1998, Annual Meeting of Stockholders entitled "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its October 28, 1998 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
    (a)(1)  Financial Statements

                           Index to Financial Statements
                           -----------------------------

    Report of Independent Auditors......................................... 31

    Consolidated Balance Sheets as of June 30, 1997 and 1998............... 32

    Consolidated Statements of Operations for the years ended
      June 30, 1996, 1997 and 1998......................................... 33

    Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1997 and 1998................................... 34

    Consolidated Statements of Cash Flows for the years
      ended June 30, 1996, 1997 and 1998................................... 35

    Notes to Consolidated Financial Statements............................. 36

    (2)  Financial Statement Schedules

                           Index to Financial Statement Schedules
                           --------------------------------------

    Report of Independent Auditors......................................... 48

    Schedule II - Valuation and Qualifying Accounts........................ 49


         All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               (3)    Exhibits
                                      Index to Exhibits


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    2.1        Agreement and Plan of Reorganization and Merger dated as of June 27, 1997      (9)
               among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E.
               Yocum, Pamela Yocum, William L. Mulert (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    2.2        Agreement and Plan of Reorganization dated as of November 4, 1997 by and      (11)
               among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo,
               Michael Zimmerman and Joseph Brumleve (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    3.1        Second Restated Certificate of Incorporation of the Company.                   (1)
    3.2        Certificate of Amendment to Second Restated Certificate of Incorporation      (10)
               of the Company
    3.3        Amended and Restated Bylaws of the Company, as currently in effect.            (8)
    3.6        Specimen Certificate of Common Stock.                                          (2)
    4.1        Certificate of Designation of Rights, Preferences and Privileges of            (4)
               Series A Junior Participating Preferred Stock
    4.2        Certificate of Designation of Preferences of Series B Preferred Stock          (5)
    4.3        Certificate of Designation of Preferences of Series C Preferred Stock          (6)
   10.1        Platinum Software Corporation Incentive Stock Option, Nonqualified Stock
               Option and Restricted Stock Purchase Plan - 1990 (the "1990 Plan").            (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.5        Form of Indemnification Agreement for Officers and Directors of the            (2)
               Company.
   10.6        Platinum Software Corporation Employee Stock Purchase Plan, as amended.        (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
               Nonqualified Stock Option Plan.
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted         (5)
               Stock Purchase Plan.
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.28       Stock Purchase Agreement dated September 22, 1994 between the Company and
               the Series B Preferred Stock Investors                                         (6)
   10.29       Registration Rights Agreement dated September 22, 1994 between the
               Company and the Series B Preferred Stock Investors                             (6)
   10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.31       Amendment to Registration Rights Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted  Stock  Purchase  Agreement  between  the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted  Stock  Purchase  Agreement  between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)
   10.43       Restricted  Stock  Purchase  Agreement  between  the Company and Ken Lally
               dated as of April 10, 1996.                                                    (7)
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan                                           (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.
   10.49       Software Distribution License Agreement with FRx Software Corporation,  as amended to date.
   22.1        Subsidiaries of the Company.
   23.1        Consent of Ernst & Young LLP.
   24.1        Power of Attorney (included on the signature page of this Annual
               Report on Form 10-K).
   27.1        Financial Data Schedule.

                  Executive Compensation Plans and Arrangements


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
   10.1        1990 Plan                                                                      (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993
               Nonqualified Stock Option Plan.                                                (3)
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted
               Stock Purchase Plan.                                                           (5)
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted  Stock  Purchase  Agreement  between  the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted  Stock  Purchase  Agreement  between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment offer letter with Ken Lally dated as of April 1, 1996               (7)
   10.43       Restricted  Stock  Purchase  Agreement  between  the Company and Ken Lally     (7)
               dated as of April 10, 1996
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan.                                          (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.

-------------------

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

(11) Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated November 14, 1997.

(12) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(13) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 333-41321.

        (b) Reports on Form 8-K.

            The Company filed a current report on Form 8-K dated July 29, 1997 to report under Item 5, Other Events, the Company's results for the quarter and year ending June 30, 1997. In addition, the Company filed a current report on Form 8-K, dated October 29, 1997, to report under Item 5, Other Events, the Company's results for the quarter ending September 30, 1997. The Company also filed a Current Report on Form 8-K dated November 25, 1997, to report under Item 2 "Acquisition or Disposition of Assets", the acquisition of FocusSoft, Inc. The Company also filed a Current Report on Form 8-K dated January 22, 1998, to report under Item 5 "Other Events" the Company's results for the quarter ending December 31, 1997.

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Platinum, Clientele, and SeQueL to Platinum. Platinum, Clientele and SeQueL to Platinum are registered trademarks of the Company. All other product names are trademarks or registered trademarks of their respective companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on September 25, 1998.

                                          PLATINUM SOFTWARE CORPORATION


                                          By: /s/ L. George Klaus
                                          ----------------------------------
                                          L. George Klaus
                                          President, Chief Executive Officer
                                          and Chairman of the Board


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


    SIGNATURE                        TITLE                             DATE
    ---------                        -----                             ----
/s/ L. George Klaus            Chairman of the Board,           September 25, 1998
----------------------------   Chief Executive Officer
    L. George Klaus            and President
                               (Principal Executive Officer)


/s/ Paul G. Mazzarella         Vice President, Corporate        September 25, 1998
----------------------------   Controller
    Paul G. Mazzarella         (Principal Financial and
                               Accounting Officer)


/s/ W. Douglas Hajjar          Director                         September 25, 1998
----------------------------
    W. Douglas Hajjar


/s/ L. John Doerr              Director                         September 25, 1998
----------------------------
    L. John Doerr


/s/ Arthur J. Marks            Director                         September 25, 1998
----------------------------
    Arthur J. Marks


                               Director                         September __, 1998
----------------------------
    Donald R. Dixon

                                 EXHIBIT INDEX


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    2.1        Agreement and Plan of Reorganization and Merger dated as of June 27, 1997      (9)
               among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E.
               Yocum, Pamela Yocum, William L. Mulert (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    2.2        Agreement and Plan of Reorganization dated as of November 4, 1997 by and      (11)
               among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo,
               Michael Zimmerman and Joseph Brumleve (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    3.1        Second Restated Certificate of Incorporation of the Company.                   (1)
    3.2        Certificate of Amendment to Second Restated Certificate of Incorporation      (10)
               of the Company
    3.3        Amended and Restated Bylaws of the Company, as currently in effect.            (8)
    3.6        Specimen Certificate of Common Stock.                                          (2)
    4.1        Certificate of Designation of Rights, Preferences and Privileges of            (4)
               Series A Junior Participating Preferred Stock
    4.2        Certificate of Designation of Preferences of Series B Preferred Stock          (5)
    4.3        Certificate of Designation of Preferences of Series C Preferred Stock          (6)
   10.1        Platinum Software Corporation Incentive Stock Option, Nonqualified Stock
               Option and Restricted Stock Purchase Plan - 1990 (the "1990 Plan").            (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.5        Form of Indemnification Agreement for Officers and Directors of the            (2)
               Company.
   10.6        Platinum Software Corporation Employee Stock Purchase Plan, as amended.        (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
               Nonqualified Stock Option Plan.
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted         (5)
               Stock Purchase Plan.
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.28       Stock Purchase Agreement dated September 22, 1994 between the Company and
               the Series B Preferred Stock Investors                                         (6)
   10.29       Registration Rights Agreement dated September 22, 1994 between the
               Company and the Series B Preferred Stock Investors                             (6)
   10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.31       Amendment to Registration Rights Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted  Stock  Purchase  Agreement  between  the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted  Stock  Purchase  Agreement  between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)
   10.43       Restricted  Stock  Purchase  Agreement  between  the Company and Ken Lally
               dated as of April 10, 1996.                                                    (7)
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan                                           (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.
   10.49       Software Distribution License Agreement with FRx Software Corporation,  as amended to date.
   22.1        Subsidiaries of the Company.
   23.1        Consent of Ernst & Young LLP.
   24.1        Power of Attorney (included on the signature page of this Annual
               Report on Form 10-K).
   27.1        Financial Data Schedule.
   10.1        1990 Plan                                                                      (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993
               Nonqualified Stock Option Plan.                                                (3)
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted
               Stock Purchase Plan.                                                           (5)
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted  Stock  Purchase  Agreement  between  the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted  Stock  Purchase  Agreement  between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment offer letter with Ken Lally dated as of April 1, 1996               (7)
   10.43       Restricted  Stock  Purchase  Agreement  between  the Company and Ken Lally     (7)
               dated as of April 10, 1996
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan.                                          (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Platinum Software Corporation

We have audited the accompanying consolidated balance sheets of Platinum Software Corporation as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Software Corporation as of June 30, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                                   ERNST & YOUNG LLP


Orange County, California
July 29, 1998

                          PLATINUM SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   June 30
                                                                         ---------------------------
                                                                           1997              1998
                                                                         ---------         ---------
                            ASSETS

Current assets:
  Cash and cash equivalents                                              $   6,724         $  11,251
  Short-term investments                                                     9,542            11,528
  Accounts receivable, net of allowance for doubtful accounts
    of $6,263 and $5,159 at June 30, 1997 and 1998, respectively            11,976            28,929
  Inventories                                                                  481               803
  Prepaid expenses and other                                                 2,377             2,851
                                                                         ---------         ---------
        Total current assets                                                31,100            55,362
Property and equipment, net                                                  8,587             8,688
Software development costs, net of accumulated amortization
    of $3,495 and $4,551 at June 30, 1997 and 1998, respectively             2,660             2,851
Acquired source code, net of accumulated amortization
    of $4,200 and $4,272 at June 30, 1997 and 1998,                            278               206
respectively
Other assets                                                                   531               881
                                                                         ---------         ---------
                                                                         $  43,156         $  67,988
                                                                         =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $   4,752         $   3,571
  Accrued restructuring costs                                                2,609             1,280
  Accrued bonuses and profit sharing                                           238             2,397
  Accrued commissions                                                        1,694             3,408
  Accrued royalties                                                            527             1,670
  Other accrued expenses                                                     5,834             4,691
  Deferred revenue                                                          11,638            16,026
                                                                         ---------         ---------
        Total current liabilities                                           27,292            33,043
                                                                         ---------         ---------
Long-term liabilities                                                          277                35
                                                                         ---------         ---------

Commitments and Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized:
       Series A preferred stock, none issued and outstanding
         at June 30, 1997 and 1998                                              --                --
       Series B preferred stock, 2,435,000 and 1,439,750
         shares issued and outstanding at June 30, 1997
         and 1998, respectively                                             13,466             7,962
       Series C preferred stock, 213,803 and 162,020 shares
         issued and outstanding at June 30, 1997 and 1998,
         respectively                                                       16,826            12,751
   Common stock, $.001 par value:  60,000,000 shares authorized,
      22,584,610 and 26,142,715 shares issued and outstanding
      at June 30, 1997 and 1998, respectively                                   22                26
  Additional paid-in capital                                               116,745           134,550
  Less: Notes receivable from officers for issuance of
      restricted stock                                                     (11,563)          (11,563)
  Accumulated foreign currency translation adjustments                         393            (1,092)
  Accumulated deficit                                                     (120,302)         (107,724)
                                                                         ---------         ---------
        Total stockholders' equity                                          15,587            34,910
                                                                         ---------         ---------
                                                                         $  43,156         $  67,988
                                                                         =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Year Ended June 30
                                              ------------------------------------
                                                1996          1997          1998
                                              --------      --------      --------
Revenues:
  License fees                                $ 23,234      $ 32,123      $ 57,577
  Services                                      21,817        27,420        40,406
  Royalty income                                   619         1,208           505
                                              --------      --------      --------
    Total revenues                              45,670        60,751        98,488
                                              --------      --------      --------
Cost of revenues:
  Cost of license fees                           4,117         5,159         5,990
  Cost of services                              16,966        16,821        23,971
                                              --------      --------      --------
        Total cost of revenues                  21,083        21,980        29,961
                                              --------      --------      --------
        Gross profit                            24,587        38,771        68,527
                                              --------      --------      --------

Operating expenses:
  Sales and marketing                           21,334        26,024        38,177
  Software development                          14,490        10,398        11,724
  General and administrative                    16,270         6,030         7,145
  Charge for restructuring                       5,568         1,600            --
                                              --------      --------      --------
        Total operating expenses                57,662        44,052        57,046
                                              --------      --------      --------
       Income (loss) from operations           (33,075)       (5,281)       11,481
                                              --------      --------      --------

Other income (expense):
  Interest income                                  949           835           940
  Interest expense                              (1,344)          (71)          (39)
  Other                                            263           109           965
                                              --------      --------      --------
        Total other income (expense)              (132)          873         1,866
                                              --------      --------      --------
    Income (loss) before provision for
      income taxes                             (33,207)       (4,408)       13,347
Provision for income taxes                          --            --            --
                                              --------      --------      --------
    Net income (loss)                         $(33,207)     $ (4,408)     $ 13,347
                                              ========      ========      ========

Basic net income (loss) per share             $  (1.83)     $  (0.20)     $   0.56
                                              ========      ========      ========

Shares used in computing basic net income
  (loss) per share                              18,128        21,758        23,956
                                              ========      ========      ========

Diluted net income (loss) per share           $  (1.83)     $  (0.20)     $   0.45
                                              ========      ========      ========

Shares used in computing diluted net
  income (loss) per share                       18,128        21,758        29,716
                                              ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         PLATINUM SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                   Series A                  Series B                     Series C
                                Preferred Stock           Preferred Stock             Preferred Stock            Common Stock
                               -----------------      -----------------------     ----------------------    ----------------------
                               Shares     Amount        Shares        Amount       Shares        Amount       Shares       Amount
                               ------    -------      ---------     ---------     --------     ---------    ----------    --------
Balance, June 30, 1995            -      $      -     2,490,000     $  13,770      231,598     $  18,226    16,538,685     $ 16
Net loss                          -             -             -             -            -             -             -        -
Foreign currency
  translation adjustments         -             -             -             -            -             -             -        -
Issuance of restricted
  stock                           -             -             -             -            -             -     2,950,000        3

Conversion of debenture           -             -             -             -            -             -     1,528,988        2
Exercise of warrants              -             -             -             -            -             -        60,750        -
Employee stock purchases          -             -             -             -            -             -        47,711        -
Exercise of stock options         -             -             -             -            -             -       345,738        -
                              -----        ------    ----------       -------     --------       -------   -----------      ---
Balance, June 30, 1996            -             -     2,490,000        13,770      231,598        18,226    21,471,872       21
Net loss                          -             -             -             -            -             -             -        -
Foreign currency
  translation adjustments         -             -             -             -            -             -             -        -
Subchapter S distributions
  to FocusSoft shareholders       -             -             -             -            -             -             -        -
Conversion of Series B
  Preferred Stock                 -             -       (55,000)         (304)           -             -        55,000        -
Conversion of Series C
  Preferred Stock                 -             -             -             -      (17,795)       (1,400)      177,950        -
Issuance of Common Stock          -             -             -             -            -             -         6,600        -
Exercise of warrants              -             -             -             -            -             -        55,000        -
Employee stock purchases          -             -             -             -            -             -        41,540        -
Exercise of stock options         -             -             -             -            -             -       776,648        1
                              -----        ------    ----------       -------     --------       -------   -----------      ---
Balance, June 30, 1997            -             -     2,435,000        13,466      213,803        16,826    22,584,610       22
Net income                        -             -             -             -            -             -             -        -
Foreign currency
  translation adjustments         -             -             -             -            -             -             -        -
Subchapter S distributions
  to FocusSoft shareholders       -             -             -             -            -             -             -        -
Conversion of Series B
  Preferred Stock                 -             -      (995,250)       (5,504)           -             -       995,250        1
Conversion of Series C
  Preferred Stock                 -             -             -             -      (51,783)       (4,075)      517,830        1
Employee stock purchases          -             -             -             -            -             -        45,968        -
Exercise of stock options         -             -             -             -            -             -     1,999,057        2
                              -----        ------    ----------       -------     --------       -------   -----------      ---
Balance, June 30, 1998            -        $    -     1,439,750       $ 7,962      162,020       $12,751    26,142,715      $ 26
                              =====        ======    ==========       =======     ========       =======   ===========      ====


                                                                 Accumulated
                                                Notes              Foreign
                                Additional    Receivable          Currency                              Total
                                 Paid-In        from             Translation        Accumulated      Stockholders'
                                 Capital       Officers          Adjustments          Deficit           Equity
                                ----------    ----------        ------------       ------------      ------------
Balance, June 30, 1995          $  80,424      $      -            $   404          $ (82,628)       $ 30,212
Net loss                                -             -                  -            (33,207)        (33,207)
Foreign currency
  translation adjustments               -             -                (55)                 -             (55)
Issuance of restricted
  stock                            11,560       (11,563)                 -                  -               -

Conversion of debenture            17,046             -                  -                  -          17,048
Exercise of warrants                  244             -                  -                  -             244
Employee stock purchases              269             -                  -                  -             269
Exercise of stock options           1,688             -                  -                  -           1,688
                                 --------      --------            -------          ---------        --------
Balance, June 30, 1996            111,231       (11,563)               349           (115,835)         16,199
Net loss                                -             -                  -             (4,408)         (4,408)
Foreign currency
  translation adjustments               -             -                 44                  -              44
Subchapter S distributions
  to FocusSoft shareholders             -             -                  -                (59)            (59)
Conversion of Series B
  Preferred Stock                     304             -                  -                  -               -
Conversion of Series C
  Preferred Stock                   1,400             -                  -                  -               -
Issuance of Common Stock                -             -                  -                  -               -
Exercise of warrants                  399             -                  -                  -             399
Employee stock purchases              237             -                  -                  -             237
Exercise of stock options           3,174             -                  -                  -           3,175
                                 --------      --------            -------          ---------        --------
Balance, June 30, 1997            116,745       (11,563)               393           (120,302)         15,587
Net income                              -             -                  -             13,347          13,347
Foreign currency
  translation adjustments               -             -             (1,485)                 -          (1,485)
Subchapter S distributions
  to FocusSoft shareholders             -             -                  -               (769)           (769)
Conversion of Series B
  Preferred Stock                   5,503             -                  -                  -               -
Conversion of Series C
  Preferred Stock                   4,074             -                  -                  -               -
Employee stock purchases              435             -                  -                  -             435
Exercise of stock options           7,793             -                  -                  -           7,795
                                 --------      --------            -------          ---------        --------
Balance, June 30, 1998           $134,500      $(11,563)           $(1,092)         $(107,724)       $ 34,910
                                 ========      ========            =======          =========        ========


                          PLATINUM SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Year Ended June 30
                                                                  ----------------------------------
                                                                   1996         1997         1998
                                                                 ---------    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(33,207)    $ (4,408)    $ 13,347
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 6,431        5,822        5,126
      Provision for doubtful accounts receivable                    6,623        2,095        1,561
      Provision for doubtful notes receivable from                  2,940           --           --
        divestitures
      Interest expense on debenture issued in connection
        with class action settlement                                1,236           --           --
      Charge for restructuring                                      5,568        1,600           --
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                 (1,322)      (6,197)     (18,514)
        (Increase) decrease in inventories                            212          (21)        (322)
        (Increase) decrease in prepaid expenses and other             111          176         (474)
        (Increase) decrease in other assets                            91          (62)        (350)
        Increase (decrease) in accounts payable                       (58)         693       (1,181)
        Increase (decrease) in accrued restructuring costs         (2,683)        (912)      (1,329)
        Increase (decrease) in other accrued expenses               1,998          400        3,873
        Increase (decrease) in deferred revenue                     2,587          359        4,388
                                                                 --------     --------     --------
               Cash provided by (used in) operating
                 activities                                        (9,473)        (455)       6,125
                                                                 --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (2,795)      (3,035)      (4,099)
  Capitalized software development costs                             (371)      (1,457)      (1,247)
  Purchase of source code                                              --         (274)          --
  Purchase of short-term investments                              (13,192)     (10,500)     (13,500)
  Sale of short-term investments                                    8,099       11,056       11,514
  Payments received on notes receivable from divestitures           1,016          825           --
  Increase (decrease) in long-term liabilities                         66          (11)        (242)
  Increase in notes receivable from divestitures                     (209)          --           --
                                                                 --------     --------     --------
               Cash used in investing activities                   (7,386)      (3,396)      (7,574)
                                                                 --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Subchapter S distributions to FocusSoft shareholders                 --          (59)        (769)
  Exercise of stock options                                         1,382        3,175        7,795
  Exercise of warrants                                                186          399           --
  Employee stock purchases                                            269          237          435
  (Increase) decrease in restricted cash                             (530)       1,006           --
                                                                 --------     --------     --------
               Cash provided by financing activities                1,307        4,758        7,461
                                                                 --------     --------     --------
EFFECT OF EXCHANGE RATES ON CASH                                      (55)          44       (1,485)
                                                                 --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (15,607)         951        4,527
CASH AND CASH EQUIVALENTS, beginning of the year                   21,380        5,773        6,724
                                                                 --------     --------     --------
CASH AND CASH EQUIVALENTS, end of the year                       $  5,773     $  6,724     $ 11,251
                                                                 ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1997 AND 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Company Operations and Basis of Presentation

        Platinum Software Corporation, a Delaware corporation, and its subsidiaries design, develop, market and support a broad range of client/server enterprise resource planning software for use by businesses of all sizes worldwide. The consolidated financial statements include the accounts of Platinum Software Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The term "Company" used herein means Platinum Software Corporation and its subsidiaries, unless otherwise indicated by the context.

    b.  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

    c.  Short-term Investments

        The Company accounts for its investment securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities, (SFAS No. 115). Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Realized and unrealized holding gains and losses on securities classified as available-for-sale are not material.

        The Company classifies its short-term investments as available-for-sale securities and carries them at their fair market value. At June 30, 1998, short-term investments consisted of debt securities with interest rates ranging from 5.63 percent to 7.38 percent.
At June 30, 1997 and 1998, short-term investments are as follows:

                                                 Gross
                                               Unrealized         Estimated
                                 Cost            Losses          Fair Value
                               -------         -----------       ----------
                                            (in thousands)
June 30, 1997:
Corporate debt securities      $ 9,664           $122              $ 9,542
                               =======           ====              =======

June 30, 1998:
Corporate debt securites       $11,538           $ 10              $11,528
                               =======           ====              =======

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

        In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. The Company has adopted SOP 97-2 for software transactions entered into after July 1, 1998. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations.

    e.  Product Returns

        The Company permits VARs and other software distributors to return certain products that were returned by the end-user customers and allows a 30-day return period for certain Clientele customers. The Company establishes reserves for such estimated product returns. Such product return reserve is included within the allowance for doubtful accounts and was $660,000 at June 30, 1997 and $190,000 at June 30, 1998.

    f.  Inventories

        The Company's inventories consist of software modules in diskette and CD-ROM form ready for shipment, and manuals, and are stated at the lower of cost (first-in, first-out) or market.

    g.  Property and Equipment

        The following summarizes the components of property and equipment, at cost, as of June 30, 1997 and 1998:

                                                      1997            1998
                                                     -------         -------
                                                         (in thousands)
  Computer equipment                                $ 19,039        $ 22,222
  Furniture and fixtures                               3,605           3,653
  Leasehold improvements                               1,851           2,719
                                                    --------         -------
                                                      24,495          28,594
  Accumulated depreciation and amortization          (15,908)        (19,906)
                                                    ---------       --------
                                                    $  8,587        $  8,688
                                                    ========        ========

        Depreciation is computed under the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard had no material impact on the Company's consolidated financial statements.

   h.   Software Development Costs

        Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release to customers over the expected useful life of the respective products, which is generally 5 years. Amortization of software development costs is included in cost of license fees and totaled $942,000, $1,047,000 and $1,056,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

   i.   Acquired Source Code

        Acquired source code is amortized over the shorter of the estimated economic life of the asset or 5 years. Amortization of acquired source code is included in cost of license fees and totaled $891,000, $1,084,000 and $72,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

   j.   Advertising Costs

        The Company expenses production costs of advertising upon the first showing. Other advertising costs are expensed as incurred. Advertising expense totaled $867,000, $1,490,000 and $1,034,000 for the years ended June 30, 1996,
1997 and 1998, respectively.

    k.  Income Taxes

        The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

    l.  Statements of Cash Flows

        The Company considers investments with an initial maturity of 3 months or less when purchased to be cash equivalents. The following summarizes the supplemental disclosures related to the statements of cash flows:

                                                    1996       1997       1998
                                                    ----       ----       ----
                                                          (in thousands)
         CASH PAID DURING THE YEAR FOR:
           Interest                                 $ 64       $ 56       $ --
                                                    ====       ====       ====
           Income taxes                             $ --       $ --       $ --
                                                    ====       ====       ====

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

   n.   Concentration of Credit Risks and Major Customer Data

        The Company sells its products to VARs and other software distributors generally under credit terms ranging from 30 to 90 days. Also, the Company presently sells its products directly to end-users generally under credit terms of 30 to 60 days. The Company believes no significant concentrations of credit risk existed at June 30, 1998. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates. Receivables from customers are generally unsecured.

   o.    Net Income (Loss) per Share

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were antidilutive for the years ended June 30, 1996 and 1997, and, therefore, were excluded from the calculation of diluted net loss per share for such periods. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with the provisions of SFAS 128.

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                              Year Ended June 30
                                                    --------------------------------------
                                                      1996           1997           1998
                                                    --------       --------       --------
                                                   (in thousands, except per share amounts)
Numerator:
  Net income (loss) - Numerator for basic
    and diluted net income (loss) per share         $(33,207)      $(4,408)       $13,347

Denominator:
  Denominator for basic net income (loss)
    per share - weighted average shares               18,128        21,758         23,956

Effect of dilutive securities:
  Employee stock options                                  --            --          1,942
  Preferred stock                                         --            --          3,818
                                                    --------       -------        -------
  Dilutive potential common shares                        --            --          5,760

  Denominator for diluted net income (loss)
    per share - adjusted weighted average
    shares and assumed conversions                    18,128        21,758         29,716
                                                    ========       =======        =======

Basic net income (loss) per share                   $  (1.83)      $ (0.20)       $  0.56
                                                    ========       =======        =======

Diluted net  income (loss) per share                $  (1.83)      $ (0.20)       $  0.45
                                                    ========       =======        =======

    p.  Recently Issued Accounting Pronouncements

        In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and/or distributions to stockholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company plans to adopt SFAS No. 130 in fiscal 1999, and does not expect adoption to have a material impact on the Company's financial position, results of operations or cash flows.

        Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to stockholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 and does not expect adoption to significantly change its reportable segments.

    q.  Reclassifications

        Certain reclassifications have been made to fiscal 1996 and 1997 amounts to conform with the current year presentation.

2.  ACQUISITIONS AND RESTRUCTURINGS

    a.  Acquisitions

        On June 30, 1997, the Company acquired Clientele Software, Inc. (Clientele), a privately held provider of help desk automation software based in Portland, Oregon. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was 0.19761 (i.e., each share of Clientele common stock converted into 0.19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele, which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

        On November 14, 1997, the Company acquired FocusSoft, Inc. (FocusSoft), a privately held provider of enterprise resource planning and distribution software based in Louisville, Kentucky. As consideration for the acquisition, the Company issued 2,474,794 shares of common stock in exchange for all of the outstanding shares of common stock of FocusSoft. The exchange ratio used with respect to the conversion of the FocusSoft shares was 24.747937 (i.e., each share of FocusSoft common stock converted into 24.747937 shares of the Company's common stock.) In addition, the Company assumed all of the employee stock options of FocusSoft, which translated into stock options to acquire 225,206 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 247,479 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of FocusSoft for all periods presented.

    b.  Restructurings

        During the second quarter of fiscal 1996, the Company restructured its business operations. The restructuring included the cessation of the marketing of the version of the Company's Platinum SQL Enterprise product that runs on the Sybase/UNIX server platform as well as the elimination of the Company's direct sales force for its Platinum SQL Enterprise product line. The restructuring resulted in a charge of $3,300,000. Such amount included approximately $1,200,000 for severance and other extended benefit costs related to the reduction in force, $1,200,000 for lease termination and buyout costs related to the closure of facilities and $872,000 in asset write-downs and other costs.

        In February 1996, the Company had another reduction in force of approximately 40 people. This reduction in force resulted in an additional restructuring charge of $2,300,000 which was recorded in the third quarter of fiscal 1996. Such amount included approximately $300,000 for severance and other extended benefit costs related to the reduction in force, $625,000 in lease termination and buyout costs related to the closure of facilities and $1,400,000 in asset write-downs and other costs.

        In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. This resulted in an additional restructuring charge of $1,600,000 which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1,100,000 for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs.

        During the year ended June 30, 1998, the Company paid approximately $1,329,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings. At June 30, 1998, the Company has a $1,280,000 cash obligation related to lease terminations and other costs of the fiscal 1996 and 1997 restructurings, which will be funded from existing cash reserves and working capital.

3.      SETTLEMENT OF CLASS ACTION LITIGATION

        On January 19, 1994, a complaint was filed against the Company and certain of its officers and directors requesting certification of a class action, alleging various violations of the Federal Securities Laws and claiming unspecified compensatory damages and related fees and costs. A first amended class action complaint was filed on April 18, 1994. On April 18, 1994, a derivative complaint was filed against the Company and certain of its officers and directors for violations of the Federal Securities Laws and breach of fiduciary duties requesting unspecified compensatory and punitive damages from the individual defendants on behalf of the Company. The Company was named as a nominal defendant in the derivative action. A second class action suit was filed on April 21, 1994, against the Company and certain of its officers. On May 23, 1994, the District Court consolidated the class action complaints and the derivative complaint into one action under the case name In Re Platinum Software Corporation Securities Litigation, Case No. SACV-94-70-AHS, in the U.S. District Court for the Central District of California. This consolidated action includes three separate actions, Tauber v. Platinum Software Corporation, Wolf v. Platinum Software Corporation, and Neomonitus v. Blackie, et al. In June 1994, the Company settled the litigation for $17,000,000, $2,000,000 in cash, of which $1,000,000 was paid immediately, $1,000,000 was paid in December 1994, and $15,000,000 was paid by issuing a redeemable, convertible subordinated debenture in the principal amount of $15,000,000. On June 10, 1996, the Company elected to repay the principal amount of the debenture, plus accrued interest thereon by issuing shares of common stock and subsequently issued a total of 1,528,988 common shares in repayment of the debenture.

4.      COMMITMENTS AND CONTINGENCIES

        The Company leases certain of its operating facilities and equipment under operating leases with terms ranging up to 5 years. The following is a schedule by years of future minimum lease payments under operating leases:


                                                   Amount
                                                  -------
Year ending June 30 (in thousands)
    1999                                          $ 3,299
    2000                                            3,211
    2001                                            2,563
    2002                                            2,298
    2003                                            1,898
    Thereafter                                      6,402
                                                  -------
    Total                                         $19,671
                                                  =======

        Rental expense under operating leases, net of sublease income, for the years ended June 30, 1996, 1997 and 1998, was $2,154,000, $2,067,000 and
$2,432,000, respectively.

        The Company is party to an employment agreement with the President, Chief Executive Officer and Chairman of the Board, which provides that the Company shall be required to pay severance compensation to him equal to the aggregate annual salary and bonus in the event his employment is terminated without cause or in the event that he is constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the restricted shares that would have vested during the 12-month period following termination. (See Note 7.) Finally, the Company agreed to provide a relocation package to assist him in relocating his principal residence. Such costs were paid in fiscal 1997.

        The Company is party to employment agreements with two of the Company's executive vice presidents, which provides that the Company shall be required to pay severance compensation equal to the aggregate six months salary and bonus in the event their employment is terminated without cause or in the event that they are constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the restricted shares that would have vested during the 6-month period following termination. (See Note 7.) Finally, the Company agreed to provide a relocation package to assist them in relocating their principal residences. Such costs were paid in fiscal 1997.

        The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.      INCOME TAXES

        The provision for income taxes for the years ended June 30, 1996, 1997 and 1998 is comprised of the following:

                                  1996          1997         1998
                                  -----        ------        -----
                                           (in thousands)
     Federal:
       Current                    $  --        $   --        $  --
       Deferred                      --            --           --
                                  -----        ------        -----
                                     --            --           --
                                  -----        ------        -----
     State:
       Current                       --            --           --
       Deferred                      --            --           --
                                  -----        ------        -----
                                     --            --           --
                                  -----        ------        -----
     Foreign:
       Current                       --            --           --
       Deferred                      --            --           --
                                  -----        ------        -----
                                  $  --        $   --        $  --
                                  =====        ======        =====

    The income (loss) before income taxes between Federal and foreign jurisdictions for the years ended June 30, 1996, 1997 and 1998 are as follows:

                               1996        1997       1998
                            ---------    --------   -------
                                     (in thousands)
     Federal                $ (28,061)   $(4,375)   $10,676
     Foreign                   (5,146)       (33)     2,671
                            ---------    -------    -------
       Total                $ (33,207)   $(4,408)   $13,347
                            =========    =======    =======

    The reported provision (benefit) for income taxes for the years ended June 30, 1996, 1997 and 1998 differ from the amount computed by applying the statutory federal income tax rate of 35 percent to the consolidated income
(loss) before income taxes as follows:

                                                  1996         1997        1998
                                              ----------     --------    -------
                                                        (in thousands)
     Provision (benefit) computed at
       statutory rates                         $(11,201)     $(1,659)    $ 4,708
     Increase (reduction) resulting from:
       State taxes, net of federal benefit       (1,354)        (414)        574
       Valuation allowance                       12,795        2,685      (5,372)
       Other                                       (240)        (612)         90
                                               --------      -------     -------
                                               $     --      $    --     $    --
                                               ========      =======     =======

        The components of the Company's net deferred income tax asset (liability) as of June 30, 1997 and 1998 are as follows:

                                                                1997        1998
                                                              --------     --------
                                                                  (in thousands)
     Net operating loss carryforwards                         $ 33,250     $ 37,750
     Allowance for doubtful accounts                             1,940        1,330
     Acquisition costs, net                                      3,015        3,380
     Research and development credits                            2,010        2,720
     Other                                                       1,550        1,820
     Accrued restructuring costs                                 1,210          685
     Depreciation                                                 (405)        (410)
     Software capitalization, net                                 (990)        (780)
     Valuation allowance                                       (41,580)     (46,495)
                                                              ---------    --------
                                                              $     --     $     --
                                                              =========    ========

                                       42

        As of June 30, 1998, the Company had provided a valuation allowance of approximately $46,495,000 because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company prior to fiscal 1998, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset would reduce the Company's effective tax rate in future periods.

        The Company has federal, state and foreign net operating loss carryforwards as of June 30, 1998 of approximately $98,700,000, $69,700,000 and $24,000,000, respectively. The federal and state losses expire in the years 1998 through 2012. The foreign losses have no expiration date. In addition, the Company has approximately $2,720,000 of federal research and development credit carryforwards that expire in the years 2000 through 2011.

        Included in the Company's net operating loss carryforwards are tax deductions relating to the exercise of non-qualified stock options totaling approximately $44,100,000. These losses are fully offset by a valuation allowance. Upon future realization of net operating losses, no income tax benefit will be permitted to the extent the utilized losses reflect a deduction for the exercise of nonqualified stock options which will be charged to stockholders' equity.

        Utilization of the federal and state net operating loss and research and development credit carryforwards could be limited in future years if the Company were to experience a greater than 50 percent change in ownership within a 3-year period as defined in section 382 of the United States Internal Revenue Code of 1986.

6.      STOCK OPTION PLAN AND OTHER EMPLOYEE BENEFITS

        The Company adopted a stock option plan effective May 31, 1990, whereby incentive and nonqualified options and purchase rights may be granted to officers and other key employees. The total number of shares which may be granted under this plan is 1,650,000.

        The Company adopted an additional nonqualified stock option plan effective July 21, 1993, whereby nonqualified options may be granted to officers and other key employees. The total number of shares that may be granted under this plan is 1,275,000.

        The Company adopted an additional stock option plan effective April 20, 1994, whereby incentive and nonqualified stock options, as well as purchase rights, may be granted to officers, directors and other key employees. The total number of shares that may be granted under this plan is 2,200,000.

        The Company adopted a fourth stock option plan effective January 4, 1996, whereby nonqualified stock options may be granted to nonexecutive officers and other key employees. The total number of shares that may be granted under this plan is 500,000.

        The Company adopted a fifth stock option plan effective July 29, 1997, whereby nonqualified stock options may be granted to employees, consultants and others with important business relationships with the Company. The total number of shares that may be granted under this plan is 500,000.

        The Company adopted a sixth stock option plan effective April 22, 1998, whereby nonqualified stock options may be granted to officers, directors, employees and others with important business relationships with the Company. The total shares that may be granted under this plan is 3,000,000. The shares that may be granted were increased from 1,000,000 to 3,000,000 effective July 28, 1998.

        On June 30, 1997, the Company acquired Clientele Software, Inc. (See
Note 2.) The Company assumed all of the outstanding employee stock options of Clientele which translated into options to acquire 212,356 shares of common stock of the Company.

        On November 14, 1997, the Company acquired FocusSoft, Inc. (See Note 2). The Company assumed all of the outstanding employee stock options of FocusSoft, which translated into options to acquire 225,206 shares of common stock of the Company.

        Effective July 1990, the Company adopted a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company has not made any contributions to the profit sharing plan as of June 30, 1998. In addition, the Company adopted an Employee Stock Purchase Plan in August 1992 authorizing the issuance of up to an aggregate of 450,000 shares of common stock to participating employees which permits employees to purchase common stock at a price equal to 85 percent of the fair market value at the beginning or end of a 6-month plan period. As of June 30, 1998, 260,318 shares have been sold under this plan.

        The following is a summary of common stock option transactions as of and for the years ended June 30, 1996, 1997 and 1998:

                                 1996                  1997                  1998
                          --------------------  --------------------  --------------------
                                     Weighted               Weighted             Weighted
                                     Average                Average              Average
                                     Exercise               Exercise             Exercise
                           Options    Price      Options     Price    Options     Price
                          ---------- ---------  ----------  --------  ---------  ---------
Outstanding, Beginning
  of Year                 3,593,798  $ 6.0563   3,763,658   $5.8039   3,765,837  $ 5.2839
Granted                   1,903,375    6.5210   3,771,877    5.4211   1,767,354   13.3240
Exercised                  (345,738)   3.9864    (776,648)   3.8445  (1,999,057)   3.9693
Expired or Canceled      (1,387,777)   7.8937  (2,993,050)   6.4843    (420,596)   9.4058
                         ----------  --------  ----------   -------  ----------  --------
Outstanding, End of
  Year                    3,763,658  $ 5,8039   3,765,837   $5.2839   3,113,538  $ 9.3080
                         ==========  ========  ==========   =======  ==========  ========
Options Exercisable       1,876,238  $ 4.8565   2,008,293   $4.1165     718,858  $ 5.7045
                         ==========  ========  ==========   =======  ==========  ========

        The following table summarizes information about stock options outstanding at June 30, 1998.

                                   Options Outstanding                  Options Exercisable
                          --------------------------------------     ------------------------
                                          Weighted
                                           Average     Weighted                      Weighted
                                          Remaining    Average                        Average
                            Number       Contractual   Exercise         Number       Exercise
Range of Exercise Prices  Outstanding       Life         Price       Exercisable       Price
------------------------  -----------    -----------  ----------     -----------     --------
    $0.1107-$1.2650        184,604          3.07        $0.3549        75,328        $0.6356
    $3.5000-$3.5000        471,490          6.82        $3.5000       302,659        $3.5000
    $5.0000-$7.5000        338,042          8.38        $7.2265       111,049        $6.9340
    $7.5910-$8.3125        512,248          8.62        $8.1663        70,015        $7.7492
    $8.6030-$9.7500        325,655          8.59        $9.4002        93,142        $9.3198
   $9.9375-$10.7500        327,273          9.27       $10.0907             0        $0.0000
   $10.8125-$12.1250       384,859          8.72       $11.6968        59,215       $12.1250
   $12.3750-$14.9375       324,850          9.12       $12.8554         7,450       $12.7408
   $18.8750-$22.1875        50,000          9.71       $20.5313             0        $0.0000
   $23.5000-$23.5000       194,517          9.81       $23.5000             0        $0.0000
--------------------     ---------        ------       --------       -------       --------
   $0.1107-$23.5000      3,113,538          8.21        $9.3080       718,858        $5.7045
====================     =========        ======       ========       =======       ========

        Effective July 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." As permitted in SFAS No. 123, the Company did not adopt the recognition provisions and has provided the pro forma net income
(loss) and income (loss) per share disclosures required by SFAS No. 123. The Company continues to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based upon fair value at the grant date under these plans consistent with the SFAS No. 123 methodology, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts shown below:

                                          1996                  1997                    1998
                                      ------------         -------------             -----------
Net income (loss) as reported         $(33,207,000)        $  (4,408,000)            $13,347,000
                                      ============         =============             ===========
Net income (loss) -- pro forma        $(34,582,000)         $(11,426,000)            $ 6,753,000
                                      ============         =============             ===========

Income (loss) per share as
  reported                                  $(1.83)               $(0.20)                  $0.45
                                      ============         =============             ===========
Income (loss) per share --
  pro forma                                 $(1.91)               $(0.53)                  $0.23
                                      ============         =============             ===========

        The fair value of shares had been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   Stock Option Plans      Purchase Plan
                                   ------------------      -------------
        Expected life (years)              4                    .5
        Risk-free interest rate         5.9375%               5.57%
        Volatility                      1.4962                1.4962
        Dividend rate                     0%                    0%


        For options granted during fiscal years 1996, 1997 and 1998, the weighted average fair value at date of grant was $4.3625, $4.0667 and $10.5921 per option, respectively. The weighted average fair value at date of grant for stock purchase shares during fiscal years 1996, 1997 and 1998 was $2.430, $3.007 and $5.798 per share, respectively. The discounted value of the stock purchase shares granted in fiscal years 1996, 1997 and 1998 using the Black-Scholes Option pricing model was $58,000, $42,000 and $158,000 respectively. As of June 30, 1998, the total number of shares of common stock reserved for future issuance under existing stock option plans and Series B and Series C Preferred Stock (See Note 8) is approximately 6,173,000.

        On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan) which is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20 percent of the Company's then outstanding common stock or commences a tender offer for at least 20 percent of the Company's then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction which the Company is not the surviving corporation or 50 percent or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company, having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20 percent or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends. The rights, which expire on March 9, 2004, may be redeemed by the Company at a price of $0.01 per right.

7.      RESTRICTED STOCK

        In February 1996, the President, Chief Executive Officer and Chairman of the Board purchased 2,000,000 shares of restricted stock at a purchase price of $3.50, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured five-year promissory note in the principal amount of $3,500,000. The note bears simple interest at 6 percent per annum and is a recourse promissory note. The Company retained a repurchase right with respect to the restricted stock. The repurchase right lapsed with respect to 350,000 shares on the date of the restricted stock grant, and lapses with respect to 29,167 shares each month for 36 months so that after 3 years the repurchase right shall not apply to 1,400,000 shares. The repurchase right with respect to the remaining 600,000 shares lapses based on fulfillment of certain performance criteria with respect to the Company's operating revenues and profit after taxes for fiscal 1997, fiscal 1998 and fiscal 1999 years, or in any event after 10 years. The Company also has loaned to the President, Chief Executive Officer and Chairman of the Board $3,500,000 pursuant to an unsecured 5-year recourse promissory note, which bears interest at the rate of 6 percent per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

        In February 1996, one of the Company's senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year promissory note in the principal amount of $875,000. The note bears simple interest at 6 percent per annum and is a recourse promissory note. The Company retained a repurchase right with respect to the restricted stock. The repurchase right lapsed with respect to 50,000 shares on the date of the restricted stock grant, and lapses with respect to 8,334 shares each month for 36 months, so that after 3 years the repurchase right shall not apply to 350,000 shares. The repurchase right with respect to the remaining 150,000 shares lapses based on fulfillment of certain performance criteria with respect to the Company's operating revenues and profit after taxes for fiscal 1997, fiscal 1998 and fiscal 1999 years, or in any event after 10 years. The Company also has loaned to this senior executive officer $875,000 pursuant to an unsecured 5-year recourse promissory note, which bears interest at the rate of 6 percent per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

        In April 1996, one of the Company's senior executive officers purchased 450,000 shares of restricted stock at a purchase price of $6.25, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year promissory note in the principal amount of $1,406,250. The note bears simple interest at 6 percent per annum and is a recourse promissory note. The Company retained a repurchase right with respect to the restricted stock. The repurchase right lapsed with respect to 49,980 shares on the date of the restricted stock grant, and lapses with respect to 6,945 shares each month thereafter for 36 months, so that after 3 years the repurchase right shall not apply to 300,000 shares. The repurchase right with respect to the remaining 150,000 shares lapses based on fulfillment of certain performance criteria with respect to the Company's operating revenues and profit after taxes for fiscal 1997, fiscal 1998 and fiscal 1999, or in any event after 10 years. The Company also has loaned to this senior executive officer $1,406,250 pursuant to an unsecured 5-year promissory note, which bears interest at 6 percent per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

        In April 1998, the Board of Directors forgave any and all interest on such notes.

8.      PREFERRED STOCK

        On September 22, 1994, the Company completed a private placement. The Company issued 2,490,000 shares of its newly created Series B Preferred Stock in exchange for cash totaling $13,769,700 to a group of venture capital investors. The preferred shares were issued at a price of $5.53 per share. The price per share was determined on September 9, 1994, at the completion of a term sheet satisfactory to the Company and the investors, and reflects a 20 percent discount from the average trading price for the Company's common stock for 20 of the 30 preceding days. Such preferred shares are convertible into common shares of the Company on a one-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company 10 days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $22.12 per share. The holder of preferred stock shall be entitled to vote with the holders of common stock on an as converted basis. The holders of a majority of the outstanding Series B Preferred Stock, voting together as a class, have the right to designate two members of the Board of Directors. In fiscal 1998, 995,250 shares of Series B Preferred Stock were converted to common stock.

        On May 26, 1995, the Company completed a second private placement. The Company issued 231,598 shares of its newly created Series C Preferred Stock in exchange for cash totaling $18,226,700 to a group of venture capital investors. The preferred shares were issued at a price of $78.70 per share. The price per share reflects a 20 percent discount from the average trading price for the Company's common stock for 20 of the 30 preceding days. Such preferred shares are convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company 10 days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share. The holder of preferred stock shall be entitled to vote with holders of common stock on an as converted basis. In fiscal 1998, 51,783 shares of Series C Preferred Stock were converted to common stock.

        The holders of the Series B and Series C Preferred Stock have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the Series B and Series C Preferred Stock.

        Subsequent to June 30, 1998, the remaining outstanding Series B Preferred Stock automatically converted to common stock.

9.      SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one industry segment: the design, development, marketing and support of client/server enterprise resource planning applications software products.

        A summary of the Company's operations by geographic area is as follows:

                               United                                                 Latin
                               States     Australasia     Europe        Canada       America   Consolidated
                              --------    -----------    ---------     ---------    ---------  -------------
                                                              (in thousands)
Year Ended June 30, 1996:

Net revenues                  $ 31,591      $  8,294      $  2,134      $  3,042      $  609     $ 45,670
                              ========      ========      ========      ========      ======     ========
Operating income (loss)        (27,914)       (1,823)       (3,471)         (476)        609      (33,075)
                              ========      ========      ========      ========      ======     ========
Identifiable assets             33,370         3,164         2,857         2,249          --       41,640
                              ========      ========      ========      ========      ======     ========

Year Ended June 30, 1997:

Net revenues                  $ 43,383      $  7,993      $  4,426      $  3,957      $  992     $ 60,751
                              ========      ========      ========      ========      ======     ========
Operating income (loss)         (5,422)          388        (1,429)          190         992       (5,281)
                              ========      ========      ========      ========      ======     ========
Identifiable assets             34,822         3,565         2,488         2,281          --       43,156
                              ========      ========      ========      ========      ======     ========

Year Ended June 30, 1998:

Net revenues                  $ 71,008      $  9,560      $  8,169      $  7,232      $2,519     $ 98,488
                              ========      ========      ========      ========      ======     ========
Operating income (loss)          9,721        (1,818)        1,109           (50)      2,519       11,481
                              ========      ========      ========      ========      ======     ========
Identifiable assets             51,956         5,809         4,974         5,249          --       67,988
                              ========      ========      ========      ========      ======     ========

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Platinum Software Corporation


We have audited the consolidated financial statements of Platinum Software Corporation as of June 30 1997 and 1998, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated July 29, 1998. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP


Orange County, California
July 29, 1998

                          PLATINUM SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at   Provision                   Balance
                                      Beginning       for       Amounts        at End
            Description                of Year      Bad Debt   Written Off     of Year
-----------------------------------  -----------   ---------   -----------     -------
FOR THE YEAR ENDED JUNE 30, 1996:
     Allowance for doubtful accounts   $  4,860     $ 6,623     $(2,360)        $9,123
                                       ========     =======     =======         ======

FOR THE YEAR ENDED JUNE 30, 1997:
     Allowance for doubtful accounts   $  9,123     $ 2,095     $(4,955)        $6,263
                                       ========     =======     =======         ======

FOR THE YEAR ENDED JUNE 30, 1998:
     Allowance for doubtful accounts   $  6,263     $ 1,561     $(2,665)        $5,159
                                       ========     =======     =======         ======