Form 10-K/A
period 1998-06-30
PLATINUM SOFTWARE CORP
filed 1998-11-12
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                               FORM 10-K/A NO. 1

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

                          Index to Financial Statements
                          -----------------------------

                                                                                         Page
                                                                                         ----
    Report of Independent Auditors......................................................  31

    Consolidated Balance Sheets as of June 30, 1997 and 1998............................  32

    Consolidated Statements of Operations for the years ended June 30, 1996,
      1997 and 1998.....................................................................  33

    Consolidated Statements of Stockholders' Equity for the years ended June 30,
      1996, 1997 and 1998...............................................................  34

    Consolidated Statements of Cash Flows for the years ended June 30, 1996,
      1997 and 1998.....................................................................  35

    Notes to Consolidated Financial Statements..........................................  36

            (2) Financial Statement Schedules

                     Index to Financial Statement Schedules
                     --------------------------------------

    Report of Independent Auditors......................................................  48

    Schedule II - Valuation and Qualifying Accounts.....................................  49

        All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

             (3) Exhibits

                                INDEX TO EXHIBITS

 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    2.1        Agreement and Plan of Reorganization and Merger dated as of June 27, 1997      (9)
               among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E.
               Yocum, Pamela Yocum, William L. Mulert (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    2.2        Agreement and Plan of Reorganization dated as of November 4, 1997 by and      (11)
               among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo,
               Michael Zimmerman and Joseph Brumleve (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    3.1        Second Restated Certificate of Incorporation of the Company.                   (1)
    3.2        Certificate of Amendment to Second Restated Certificate of Incorporation      (10)
               of the Company
    3.3        Amended and Restated Bylaws of the Company, as currently in effect.            (8)
    3.6        Specimen Certificate of Common Stock.                                          (2)
    4.1        Certificate of Designation of Rights, Preferences and Privileges of            (4)
               Series A Junior Participating Preferred Stock
    4.2        Certificate of Designation of Preferences of Series B Preferred Stock          (5)
    4.3        Certificate of Designation of Preferences of Series C Preferred Stock          (6)
   10.1        Platinum Software Corporation Incentive Stock Option, Nonqualified Stock
               Option and Restricted Stock Purchase Plan - 1990 (the "1990 Plan").            (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.5        Form of Indemnification Agreement for Officers and Directors of the            (2)
               Company.
   10.6        Platinum Software Corporation Employee Stock Purchase Plan, as amended.        (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
               Nonqualified Stock Option Plan.
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted         (5)
               Stock Purchase Plan.
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.28       Stock Purchase Agreement dated September 22, 1994 between the Company and
               the Series B Preferred Stock Investors                                         (6)
   10.29       Registration Rights Agreement dated September 22, 1994 between the
               Company and the Series B Preferred Stock Investors                             (6)
   10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.31       Amendment to Registration Rights Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted Stock Purchase Agreement between the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted Stock Purchase Agreement between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)
   10.43       Restricted Stock Purchase Agreement between the Company and Ken Lally
               dated as of April 10, 1996.                                                    (7)
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan.                                          (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.
   10.49       Software Distribution License Agreement with FRx Software Corporation,  as amended to date. (Portions of this exhibit have been omitted pursuant to an application for confidential treatment.)
   22.1        Subsidiaries of the Company.                                                  (14)
   23.1        Consent of Ernst & Young LLP.                                                 (14)
   24.1        Power of Attorney (included on the signature page of this Annual
               Report on Form 10-K).

                  Executive Compensation Plans and Arrangements


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    10.1       1990 Plan                                                                     (2)
    10.2       Form of Incentive Option Agreement pertaining to the 1990 Plan.               (2)
    10.3       Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.      (2)
    10.4       Form of Restricted Share Agreement pertaining to the 1990 Plan.               (2)
    10.10      1993 Nonqualified Stock Option Plan                                           (3)
    10.11      Form of Nonqualified Stock Option Agreement pertaining to the 1993
               Nonqualified Stock Option Plan.                                               (3)
    10.12      1994 Incentive Stock Option, Non-qualified Stock Option and Restricted
               Stock Purchase Plan.                                                          (5)
    10.13      Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.     (5)
    10.33      Employment Offer letter with L. George Klaus dated February 7, 1996.          (7)
    10.34      Restricted Stock Purchase Agreement between the Company and L. George
               Klaus dated as of February 7, 1996.                                           (7)
    10.35      Employment Offer letter with William L. Pieser dated February 7, 1996.        (7)
    10.36      Restricted Stock Purchase Agreement between the Company and William L.
               Pieser dated as of February 7, 1996.                                          (7)
    10.42      Employment offer letter with Ken Lally dated as of April 1, 1996              (7)
    10.43      Restricted Stock Purchase Agreement between the Company and Ken Lally
               dated as of April 10, 1996                                                    (7)
    10.44      1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.      (12)
    10.45      Platinum Software Corporation Clientele Incentive Stock Plan.                (12)
    10.47      1997 Nonqualified Stock Option Plan.                                         (13)
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

(13) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 333-41321.

(14) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1998.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on November 12, 1998.

                                      PLATINUM SOFTWARE CORPORATION


                                      By: /s/ L. GEORGE KLAUS
                                          ---------------------------------
                                          L. George Klaus
                                          President, Chief Executive Officer
                                          and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                    TITLE                            DATE
        ---------                    -----                            ----
/s/ L. GEORGE KLAUS          Chairman of the Board,              November 12, 1998
------------------------     Chief Executive Officer
    L. George Klaus          And President
                             (Principal Executive Officer)

/s/ Paul G. Mazzarella       Vice President, Corporate           November 12, 1998
------------------------     Controller (Principal Financial
    Paul G. Mazzarella       Accounting Officer)


           *                 Director                            November 12, 1998
------------------------
    W. Douglas Hajjar


           *                 Director                            November 12, 1998
------------------------
    L. John Doerr


           *                 Director                            November 12, 1998
------------------------
    Arthur J. Marks


           *                 Director                            November 12, 1998
------------------------
    Donald R. Dixon

*By: /s/ L. GEORGE KLAUS
------------------------
         L. George Klaus


                                INDEX TO EXHIBITS

 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    2.1        Agreement and Plan of Reorganization and Merger dated as of June 27, 1997      (9)
               among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E.
               Yocum, Pamela Yocum, William L. Mulert (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    2.2        Agreement and Plan of Reorganization dated as of November 4, 1997 by and      (11)
               among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo,
               Michael Zimmerman and Joseph Brumleve (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)
    3.1        Second Restated Certificate of Incorporation of the Company.                   (1)
    3.2        Certificate of Amendment to Second Restated Certificate of Incorporation      (10)
               of the Company
    3.3        Amended and Restated Bylaws of the Company, as currently in effect.            (8)
    3.6        Specimen Certificate of Common Stock.                                          (2)
    4.1        Certificate of Designation of Rights, Preferences and Privileges of            (4)
               Series A Junior Participating Preferred Stock
    4.2        Certificate of Designation of Preferences of Series B Preferred Stock          (5)
    4.3        Certificate of Designation of Preferences of Series C Preferred Stock          (6)
   10.1        Platinum Software Corporation Incentive Stock Option, Nonqualified Stock
               Option and Restricted Stock Purchase Plan - 1990 (the "1990 Plan").            (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.5        Form of Indemnification Agreement for Officers and Directors of the            (2)
               Company.
   10.6        Platinum Software Corporation Employee Stock Purchase Plan, as amended.        (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
               Nonqualified Stock Option Plan.
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted         (5)
               Stock Purchase Plan.
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.28       Stock Purchase Agreement dated September 22, 1994 between the Company and
               the Series B Preferred Stock Investors                                         (6)
   10.29       Registration Rights Agreement dated September 22, 1994 between the
               Company and the Series B Preferred Stock Investors                             (6)
   10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.31       Amendment to Registration Rights Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted Stock Purchase Agreement between the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted Stock Purchase Agreement between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)
   10.43       Restricted Stock Purchase Agreement between the Company and Ken Lally
               dated as of April 10, 1996.                                                    (7)
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan.                                          (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.
   10.49       Software Distribution License Agreement with FRx Software Corporation,  as amended to date. (Portions of this exhibit have been omitted pursuant to an application for confidential treatment.)
   22.1        Subsidiaries of the Company.                                                  (14)
   23.1        Consent of Ernst & Young LLP.                                                 (14)
   24.1        Power of Attorney (included on the signature page of this Annual
               Report on Form 10-K).


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    10.1       1990 Plan                                                                     (2)
    10.2       Form of Incentive Option Agreement pertaining to the 1990 Plan.               (2)
    10.3       Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.      (2)
    10.4       Form of Restricted Share Agreement pertaining to the 1990 Plan.               (2)
    10.10      1993 Nonqualified Stock Option Plan                                           (3)
    10.11      Form of Nonqualified Stock Option Agreement pertaining to the 1993
               Nonqualified Stock Option Plan.                                               (3)
    10.12      1994 Incentive Stock Option, Non-qualified Stock Option and Restricted
               Stock Purchase Plan.                                                          (5)
    10.13      Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.     (5)
    10.33      Employment Offer letter with L. George Klaus dated February 7, 1996.          (7)
    10.34      Restricted Stock Purchase Agreement between the Company and L. George
               Klaus dated as of February 7, 1996.                                           (7)
    10.35      Employment Offer letter with William L. Pieser dated February 7, 1996.        (7)
    10.36      Restricted Stock Purchase Agreement between the Company and William L.
               Pieser dated as of February 7, 1996.                                          (7)
    10.42      Employment offer letter with Ken Lally dated as of April 1, 1996              (7)
    10.43      Restricted Stock Purchase Agreement between the Company and Ken Lally
               dated as of April 10, 1996                                                    (7)
    10.44      1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.      (12)
    10.45      Platinum Software Corporation Clientele Incentive Stock Plan.                (12)
    10.47      1997 Nonqualified Stock Option Plan.                                         (13)
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

(13) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 333-41321.

(14) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1998.