Form 10-Q
period 1998-09-30
PLATINUM SOFTWARE CORP
filed 1998-11-16
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO ______________


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

As of November 2, 1998, there were 28,379,289 shares of common stock outstanding.

                         PLATINUM SOFTWARE CORPORATION

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION...........................................................3

    Item I - Financial Statements........................................................3

             Unaudited Condensed Consolidated Balance Sheets.............................3

             Unaudited Condensed Consolidated Statements of Operations...................4

             Unaudited Condensed Consolidated Statements of Cash Flows...................5

             Notes to Unaudited Condensed Consolidated Financial Statements..............6

    Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................9

PART II - OTHER INFORMATION.............................................................16

      Item 1 - Legal Proceedings........................................................16

      Item 6 - Exhibits and Reports on Form 8-K.........................................16

SIGNATURE    ...........................................................................17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                                PLATINUM SOFTWARE CORPORATION
                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          September 30,      June 30,
                                                               1998           1998
                                                          -------------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   6,640       $  11,251
  Short-term investments                                       12,553          11,528
  Accounts receivable, net                                     27,702          28,929
  Inventories                                                     694             803
  Prepaid expenses and other                                    6,148           2,851
                                                            ---------       ---------
        Total current assets                                   53,737          55,362
Property and equipment, net                                     9,335           8,688
Software development costs, net                                 3,753           2,851
Acquired source code, net                                         192             206
Other assets                                                    1,473             881
                                                            ---------       ---------
                                                            $  68,490       $  67,988
                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   3,862       $   3,571
  Accrued expenses                                              7,046          12,166
  Accrued restructuring costs                                   1,139           1,280
  Deferred revenue                                             15,474          16,026
                                                            ---------       ---------
        Total current liabilities                              27,521          33,043
                                                            ---------       ---------
Long-term liabilities                                              26              35
                                                            ---------       ---------
Stockholders' equity:
  Preferred stock                                               7,501          20,713
  Common stock                                                     28              26
  Additional paid-in capital                                  148,631         134,550
  Less: notes receivable from officers for issuance
    of restricted stock                                       (11,563)        (11,563)
  Accumulated foreign currency translation adjustments           (625)         (1,092)
  Accumulated deficit                                        (103,029)       (107,724)
                                                            ---------       ---------
        Total stockholders' equity                             40,943          34,910
                                                            ---------       ---------
                                                            $  68,490       $  67,988
                                                            =========       =========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended
                                                 September 30,
                                              --------------------
                                                1998        1997
                                              -------      -------
Revenues:
  License fees                                $16,177      $10,087
  Services                                     14,039        8,079
  Royalty income                                  113           99
                                              -------      -------
Total revenue                                  30,329       18,265

Cost of revenues                               10,066        6,069
                                              -------      -------
Gross profit                                   20,263       12,196
                                              -------      -------
Operating expenses:
  Sales and marketing                          10,953        7,152
  Software development                          2,797        3,050
  General and administrative                    1,936        1,263
                                              -------      -------
Total operating expenses                       15,686       11,465
                                              -------      -------
Income from operations                          4,577          731
Other income, net                                 298          574
                                              -------      -------
Income before provision for income taxes        4,875        1,305
Provision for income taxes                        180           --
                                              -------      -------
Net income                                    $ 4,695      $ 1,305
                                              =======      =======
Basic net income per share                    $  0.17      $  0.06
                                              =======      =======
Shares used in computing basic
  net income per share                         28,330       22,683
                                              =======      =======
Diluted net income per share                  $  0.16      $  0.05
                                              =======      =======
Shares used in computing diluted
  net income per share                         30,009       28,919
                                              =======      =======

         The accompanying notes are an integral part of these unaudited condensed Consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Three Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 1998        1997
                                                               --------    --------
Cash flows from operating activities:
   Net income                                                  $  4,695    $  1,305
   Adjustments to reconcile net income to net
     cash used in operating activities
        Depreciation and amortization                             2,007       1,287
        Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net          1,227        (502)
         (Increase) decrease in inventories                         109           6
         (Increase) decrease in prepaid expenses and other       (3,297)        (16)
         (Increase) decrease in other assets                       (592)       (891)
         Increase (decrease) in accounts payable                    291      (1,852)
         Increase (decrease) in accrued expenses                 (5,120)     (1,797)
         Increase (decrease) in accrued restructuring costs        (141)       (246)
         Increase (decrease) in deferred revenue                   (552)       (389)
                                                               --------    --------
Cash used in operating activities                                (1,373)     (3,095)
                                                               --------    --------
Cash flows from investing activities:
   Capital expenditures, net                                     (2,404)       (521)
   Capitalized software development costs                        (1,138)       (121)
   Purchase of short-term investments                            (1,025)     (1,000)
   Sale of short-term investments                                    --       1,009
   Payments of long-term liabilities                                 (9)       (202)
                                                               --------    --------
Cash used in investing activities                                (4,576)       (835)
                                                               --------    --------
Cash flows from financing activities:
   Exercise of common stock options                                 381         281
   Issuance of common stock under the Employee
     Stock Purchase Plan                                            490         231
                                                               --------    --------
Cash provided by financing activities                               871         512
                                                               --------    --------
Effect of exchange rates on cash                                    467         282
                                                               --------    --------
Net decrease in cash and cash equivalents                        (4,611)     (3,136)
Cash and cash equivalents, beginning of period                   11,251       6,724
                                                               --------    --------
Cash and cash equivalents, end of period                       $  6,640    $  3,588
                                                               ========    ========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Platinum Software Corporation (the "Company") as of September 30, 1998 and June 30, 1998, the results of its operations and its cash flows for the three months ended September 30, 1998 and 1997, and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.

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

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The Company has adopted SOP 97-2 for software transactions entered into after July 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

BASIC AND DILUTED NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with the provisions of Statement 128.

The following table sets forth the computation of basic and diluted net income per share:

                                                      Three Months Ended
                                                        September 30,
                                                    --------------------
                                                      1998         1997
                                                    -------      -------
                                                    (in thousands, except
                                                      per share amounts)
Numerator:
  Net income - Numerator for basic                  $ 4,695      $ 1,305
  and diluted net income per share

Denominator:
  Denominator for basic net income                   28,330       22,683
  per share - weighted average shares

Effect of dilutive securities:
  Employee stock options                                726        1,663
  Preferred stock                                       953        4,573
                                                    -------      -------
  Dilutive potential common shares                    1,679        6,236

  Denominator for diluted net income per share       30,009       28,919
                                                    =======      =======
Basic net income per share                          $  0.17      $  0.06
                                                    =======      =======
Diluted net income per share                        $  0.16      $  0.05
                                                    =======      =======

In July 1998, the remaining outstanding Series B Preferred Stock automatically converted to common stock.

PENDING FISCAL 1999 ACQUISITION

On October 13, 1998, the Company entered into a definitive merger agreement with DataWorks Corporation ("DataWorks"). Following the merger, DataWorks will become a wholly owned subsidiary of the Company. The merger is subject to customary conditions and will require regulatory approvals and stockholder approval by each company. Under the terms of the merger agreement, shares of the Company's Common Stock will be exchanged for all outstanding shares and options of DataWorks on the basis of .794 shares of the Company for each share of DataWorks. The merger is expected to close by the end of calendar year 1998. If the merger closes, the Company's revenue and expenses subsequent to the close are expected to be significantly greater.

DataWorks and certain of its officers, directors and former officers have been named as defendants in a lawsuit alleging violations of the federal securities laws. The complaint, which was filed on November 3, 1998 in the United States District Court for the Southern District of California, purports to be brought on behalf of a class of stockholders, and alleges that between January 28, 1998 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of Interactive Group, Inc. and sales of certain products. The complaint does not specify the dollar amount of damages alleged or relief requested. The Company is also named in the lawsuit as a defendant as a successor of DataWorks.

FISCAL 1998 ACQUISITION

On November 14, 1997, the Company acquired FocusSoft, Inc. ("FocusSoft"), a privately held provider of enterprise resource planning and distribution software based in Louisville, Kentucky. As consideration for the acquisition, the Company issued 2,474,794 shares of common stock in exchange for all of the outstanding shares of common stock of FocusSoft. The exchange ratio used with respect to the FocusSoft shares was 24.747937 (i.e., each share of FocusSoft common stock converted into 24.747937 shares of the Company's common stock.) In addition, the Company assumed all of the employee stock options of FocusSoft, which translated into stock options to acquire 225,206 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 247,479 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of FocusSoft for all periods presented.

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

In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. This resulted in an additional restructuring charge of $1.6 million which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1.1 million for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs. During the three months ended September 30, 1998, the Company paid approximately $141,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings.

STOCK OPTION REPRICING

In July 1998, the Company amended its 1998 Nonqualified Stock Option Plan to increase the number of shares available for option grants to 3,000,000 shares. Also, in July 1998, the Company granted options to purchase an aggregate of 1,975,450 shares of common stock of the Company to employees, including executive officers. The options had an exercise price of $23.375 per share. In October 1998, the Company's Board of Directors repriced the above referenced options, as well as other outstanding options with an exercise price in excess of $11.50, to $11.50 per share, the closing price of the Company's common stock on November 9, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net income for the first quarter of fiscal 1999 was $4.7 million, or $0.16 per share, as compared to a net income of $1.3 million, or $0.06 per share, for the comparable quarter of fiscal 1998. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $30.3 million and $18.3 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 66%. The increase for the three months ended September 30, 1998 reflected a general increase in license and service revenues, as discussed below, as well as the Company's broader product offering following the Clientele and FocusSoft acquisitions.

Total license fee revenues were approximately $16.2 million and $10.1 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 60%.

License fee revenues for the Company's Platinum SQL product (including Clientele) were approximately $14.0 million and $8.1 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 72%. The increase in revenues primarily was attributable to an overall increase in personnel in the direct sales force, the Company's broader product offering following the FocusSoft acquisition, the release of the Clientele 3.0 product, which included sales force automation functionality, the release of FocusSoft's version 5.0 product (now named Platinum SQL Advanced Distribution and Manufacturing) with enhanced distribution and manufacturing functionality, additional lead generation, telesales and marketing efforts and an increased effort to sell Platinum SQL internationally.

License fee revenues for the Platinum for DOS and Platinum for Windows products were approximately $2.2 million and $1.9 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 12%. The increase resulted primarily from increased domestic demand for Platinum for Windows during the three months ended September 30, 1998.

International license fee revenues were approximately $5.0 million and $2.7 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 85%. The increase was primarily due to an overall increase in international sales personnel as well as increased sales efforts in the international markets for the Platinum SQL product.

Services revenue was approximately $14.0 million and $8.1 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 74%. The increase in the three months ended September 30, 1998 primarily was attributable to the Company's efforts to increase the utilization of professional services personnel, an overall rise in the installed base of end-users of Platinum SQL, and an increase in the number of professional service personnel.

Gross Profit

Gross profit as a percentage of revenues was 67% for the three months ended September 30, 1998 and 1997.

Operating Expenses

Total operating expenses increased from $11.5 million for the three months ended September 30, 1997 to $15.7 million for the three months ended September 30, 1998. The increase was primarily attributable to an overall increase in direct sales personnel. Total operating expenses as a percentage of revenues were 52% and 63% for the three months ended September 30, 1998 and 1997, respectively

Sales and marketing expenses were approximately $11.0 million and $7.2 million for the three months ended September 30, 1998 and 1997, respectively, or approximately 36% and 39% respectively, of total revenues. The dollar amount increase resulted from the growth of the direct sales force for the Company's Platinum SQL product (including the advanced distribution and manufacturing applications and Clientele products.)

Software development expenditures were approximately $3.9 million and $3.2 million for the three months ended September 30, 1998 and 1997, respectively, before capitalization of software costs of approximately $1.1 and $121,000, respectively, or approximately 13% and 17% of total revenues. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 29% for the three months ended September 30, 1998 and 4% for the three months ended September 30, 1997. During the three months ended September 30, 1998, costs were capitalized for the creation of foreign country translations and localizations for the Platinum SQL product; the serial lot tracking feature for Platinum for Windows; the 4.6 release for Platinum for DOS; certain applications of the Platinum SQL 7.0 release and Clientele's 3.0 connector functionality. During the three months ended September 30, 1997, costs were capitalized for the creation of foreign country localizations for the Platinum SQL and Platinum for Windows products.

General and administrative expenses were approximately $1.9 million and $1.2 million for the three months ended September 30, 1998 and 1997, respectively, or approximately 6% and 7%, respectively, of total revenues. The increase in the amount was primarily due to the increase in certain tax and accounts receivable reserves.

Other Income

Other income for the three months ended September 30, 1998 and 1997, was approximately $298,000 and $574,000, respectively. The decrease primarily resulted from a one time increase of $298,000 in the fair value of an investment for the three months ended September 30, 1997.

Provision for Income Taxes

The Company has provided a provision for income taxes of approximately $180,000 for the three months ended September 30, 1998 for expected federal alternative minimum taxes payable and expected certain foreign taxes payable.

Liquidity and Capital Resources

As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $19.2 million. These resources decreased by approximately $3.6 million over the June 30, 1998 balance primarily due to the reduction of accrued expenses relating to the payment of fiscal 1998 bonuses, profit sharing and sales commissions and capital expenditures, offset in part by the collection of accounts receivable. The Company had working capital of $22.3 million at June 30, 1998 as compared to working capital of $26.2 million at September 30, 1998. The increase was primarily attributable to the reduction of accrued expenses described above.

The Company paid approximately $141,000 in severance, lease and other costs related to the fiscal 1996 and 1997 restructurings during the three months ended September 30, 1998. At September 30, 1998, the Company had a $1.1 million cash obligation related to lease termination and other costs of the fiscal 1996 and 1997 restructurings. The Company believes that these obligations will be funded from existing cash reserves, working capital and operations.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

    o  The demand for the Company's products;
    o  The size and timing of orders for the Company's products;
    o The number, timing and significance of new product announcements by the Company and its competitors;
    o The Company's ability to introduce and market new and enhanced versions of its products on a timely basis;
    o The level of product and price competition; Changes in operating expenses of the Company; and Changes in average selling prices.

In addition, the Company will most likely record a significant portion of its revenues in the final month of a quarter with a concentration of such revenues recorded in the final 10 business days of that month.

Due to the above factors, among others, the Company's revenues will be difficult to forecast. The Company, however, will base its expense levels, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short run. The Company's failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company's net income because a relatively small amount of the Company's expenses will vary with its revenues in the short run. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would likely have a material adverse effect upon the price of the Company's Common Stock.

HORIZONTAL PRODUCT STRATEGY. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to its existing client/server enterprise resource planning applications, such as human resources and payroll products. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include, the following:

   o The difficulty of integrating previously distinct businesses into one business unit;
   o  The substantial management time devoted to such activities;
   o  The potential disruption of the Company's ongoing business;
   o  Undisclosed liabilities;
   o Failure to realize unanticipated benefits (such as synergies and cost savings); and
   o Issues related to product transition (such as development, distribution and customer support).

The Company expects that the consideration it would pay in such future acquisitions would consist of stock, rights to purchase stock, cash or some combination. If the Company issues stock or rights to purchase stock in connection with these future acquisitions, earnings per share and then-existing holders of the Company's Common Stock may experience dilution.

DEPENDENCE ON DISTRIBUTION CHANNELS. The Company distributes its Platinum for DOS and Platinum for Windows products exclusively through third-party distributors and VARs, and distributes its Platinum SQL product, including Clientele, through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. The Company's agreements with its VARs and authorized consultants do not require such VARs and consultants to offer exclusively or recommend the Company's products, and either party can terminate such agreements with or without cause. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In addition, Platinum SQL, a client/server enterprise resource planning application, requires additional skill and training for successful implementation. Although the Company is actively seeking additional VARs to sell Platinum SQL, delays in training or recruiting VARs could adversely impact the Company's ability to generate license revenue from its Platinum SQL line of products.

In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for Platinum SQL. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channel.

RISKS OF PRODUCT DEFECTS. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products. The inability of the Company to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

RELIANCE ON THIRD-PARTY SUPPLIERS. The Company's products incorporate and use software products developed by other entities. The Company cannot assure you that such third parties will:

   o  Remain in business;
   o  Support the Company's product line;
   o  Maintain viable product lines; and
   o Make their product lines available to the Company on commercially acceptable terms.

Any significant interruption in the supply of such third-party technology could have a material adverse effect on the Company's business, results of operation and financial condition.

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT. The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. As companies introduce products that embody new technologies or as new industry standards emerge, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

   o  Enhance its existing products;
   o Develop new products that address the increasingly sophisticated needs of its customers; and
   o  Develop products for additional platforms.

Further, if the Company fails to respond to technological advances, emerging industry standards and end-user requirements, or experiences any significant delays in product development or introduction, the Company's competitive position and revenues could be adversely affect. The Company's success will depend on its ability to develop and successfully introduce new products and services. The Company cannot assure you that it will successfully develop and market new products on a timely basis, if at all. Any such delay or failure could have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CLIENT/SERVER ENVIRONMENT. The Company's development tools, application products and consulting and education services help organizations build, customize or deploy solutions that operate in a client/server computing environment. The Company cannot assure you that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, or grows more slowly than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations will be materially and adversely affected.

HIGHLY COMPETITIVE INDUSTRY. The business information systems industry in general and the client/server enterprise resource planning computer software industry in particular are very competitive and subject to rapid technological change. Many of the Company's current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company has. A number of companies offer products that are similar to the Company's products and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects to experience additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share. Accordingly, the Company cannot assure you that the Company's current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt more quickly than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company's products and services, any of which could materially and adversely affect the Company's business, operating results and financial condition. The Company cannot assure you that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends on the continued service of key management personnel, including L. George Klaus, Chairman, President and Chief Executive Officer, William Pieser, Executive Vice President, Product Operations and Marketing, and Ken Lally, Executive Vice President, Field and Customer Operations. None of the Company's personnel is subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There is no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. The following table compares international sales of the Company to the total revenues of the Company for the periods indicated.


             International Sales as a Percentage of Total Revenues
             -----------------------------------------------------
                 Fiscal Year ended June 30, 1998      28%

                 Fiscal Year ended June 30, 1997      29%

                 Fiscal Year ended June 30, 1996      31%

The Company believes that any future growth of the Company will be dependent in part upon its ability to increase revenues in international markets. The Company will continue to expand its operations outside of the United States. The expansion will require significant management attention and financial resources and could adversely affect the Company's margins. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit international resellers. The Company cannot assure you that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

   o  Unexpected changes in regulatory requirements;
   o  Tariffs and other barriers;
   o  Unfavorable intellectual property laws;
   o  Fluctuating exchange rates;
   o Difficulties in staffing and managing foreign sales and support operations;
   o  Longer accounts receivable payment cycles;
   o  Difficulties in collecting payment;
   o  Potentially adverse tax consequences, including repatriation of earnings;
   o  Lack of acceptance of localized products in foreign countries;
   o  Burdens of complying with a wide variety of foreign laws; and
   o  Effects of high local wage scales and other expenses.

Any one of these factors could materially and adversely affect the Company's future international sales and, consequently, the Company's business, operating results, cash flows and financial condition. In the recent past, the financial markets in Asia, Latin America and other world regions have experienced significant turmoil. Such turmoil in the Asian financial markets, in particular, may negatively affect the Company's sales to that region. A portion of the Company's revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. The Company does not have any hedging or similar foreign currency contracts. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company's foreign operations.

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS PROTECTION. The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the companies regard as proprietary. The Company cannot assure you that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products.

The Company may from time to time receive notices from third parties claiming that its products infringe upon third-party intellectual property rights. The Company expects that as the number of software products in the country increases and the functionality of these products further overlaps, the number of these types of claims will increase. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. The terms of such royalty or license arrangements, if required, may not be acceptable to the Company.

SHARES ELIGIBLE FOR FUTURE SALE. As of November 2, 1998, the Company had 28,379,289 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

         On October 13, 1998, the Company entered into a definitive merger agreement with DataWorks Corporation. Following the merger DataWorks will become a wholly-owned subsidiary of the Company. The merger is subject to customary conditions and requires regulatory approvals and shareholder approval by each company. DataWorks and certain of its officers, directors and former officers have been named as defendants in a lawsuit alleging violations of the federal securities laws. The complaint, which was filed on November 3, 1998 in the United States District Court for the Southern District of California, purports to be brought on behalf of a class of stockholders, and alleges that between January 28, 1998 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of Interactive Group, Inc. and sales of certain products. The complaint does not specify the dollar amount of damages alleged or relief requested. The Company is also named in the lawsuit as a defendant as a successor of DataWorks.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits

              27 --  Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company filed a current report on Form 8-K dated July 29, 1998 to report under Item 5, Other Events, the Company's results for the quarter and year ending June 30, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PLATINUM SOFTWARE CORPORATION
                                                        (Registrant)


Date: November 13, 1998                        /s/ PAUL G. MAZZARELLA
                                               ---------------------------------
                                               Paul G. Mazzarella
                                               Principal Financial and
                                               Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule