Form 10-KT
period 1998-12-31
PLATINUM SOFTWARE CORP
filed 1999-03-30
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM JULY 1, 1998 TO DECEMBER 31, 1998

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

                      ------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $215,177,251 (computed using the closing sales price of $6.625 per share of Common Stock on March 15, 1999 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 40,425,546 shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 15, 1999.

                      ------------------------------------

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 1999, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

        Platinum Software Corporation ("Platinum" or the "Company") designs, develops, markets and supports enterprise resource planning ("ERP") software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. Effective December 31, 1998, a wholly owned subsidiary of Platinum ("Merger Sub") merged with DataWorks Corporation ("DataWorks") and DataWorks became a wholly owned subsidiary of Platinum. In addition, on December 30, 1998, the Company changed its fiscal year end to December 31. Because the merger with DataWorks ("Merger") was effective on December 31, 1998, the financial results of the Company contained in this Transition Report represent the Company's consolidated amounts, including the consolidated balance sheet of DataWorks, but do not include the results of operations of DataWorks.

        Following the Merger, the Company has three primary areas of focus for its software products: Front Office applications, which include its CLIENTELE(R) and PLATINUM(R) ERA Front Office sales force automation and customer service and support applications which provide growing and mid-sized companies with comprehensive customer relationship management functionality; General Services applications, which include PLATINUM ERA Financials, PLATINUM ERA Distribution and PLATINUM(R) FOR WINDOWS; and Manufacturing applications which include PLATINUM ERA Manufacturing, AVANTE - an ERP suite designed to meet the needs of rapidly growing manufacturers of discrete, highly engineered products, VANTAGE - an ERP suite designed for engineer-to-order ("ETO") and job shop manufacturers; and VISTA, an integrated business management application targeted at small job shop manufacturers. The Company's software products incorporate a significant number of internationalized features to address global market opportunities, including support for national languages, multiple currencies and accounting for value-added taxation. The Company also offers consulting, training and support services to supplement the use of its software products by its customers.

        The Company was incorporated in Delaware in November 1987 under the name "Platinum Holdings Corporation." In September 1992, the Company changed its name to Platinum Software Corporation. The Company has eight operating subsidiaries:
Platinum Software Canada, Ltd., Platinum Software (Aust.) Pty. Limited, Platinum Software (N.Z.) Limited, Platinum Software (U.K.) Limited, Platinum Software (Ireland) Limited, Platinum Software (North Asia) Limited, Platinum Software Asia, Pte, and DataWorks Corporation. DataWorks also has four operating subsidiaries in international markets. Unless the context otherwise requires, references to the "Company" herein includes Platinum Software Corporation and its operating subsidiaries, including DataWorks Corporation. The Company's headquarters and principal place of business is located at 195 Technology Drive, Irvine, California 92618-2402, and its telephone number is (949) 453-4000.

BACKGROUND

        In recent years, organizations have increasingly focused on collecting, analyzing and distributing mission-critical enterprise information as rapidly and efficiently as possible to improve productivity and to secure a competitive advantage. Historically, computing environments for large organizations were dominated by mainframes and minicomputers, which were expensive to purchase, install and maintain. Due to the centralized nature of these generally proprietary systems, access to critical data was typically limited to an organization's management information services ("MIS") department and was not readily available to key decision makers and managers.

        In the 1980s, the advent of more powerful and less expensive personal computers ("PCs"), coupled with improvements in networking technology, led to the adoption of Local Area Networks ("LANs") in increasing numbers by businesses of all sizes. LANs enabled organizations to have on-line access to real-time, mission-critical data. Enterprise and management information software products were introduced based on open database architectures. These systems were easier to implement and modify and critical information could be accessed readily from a variety of "off-the-shelf" general business productivity applications such as spreadsheet and word processing programs.

        The continuing advances in both microprocessor and network technology resulted in corresponding increases in network performance, which caused LAN systems to be adopted increasingly by many medium and small organizations as well as departments of larger organizations. For some medium and most small organizations, LAN-based systems continue to be effective solutions. However, in heavy processing environments with large numbers of concurrent users and tremendous amounts of data being sent across the network, bottlenecks can significantly reduce the performance of the LAN-based system. Consequently, the limited client/server functionality of these LAN systems can create difficulties for organizations that have a larger number of enterprise-wide users and heavy network traffic requirements. Further, LAN-based systems offer less control of information security and integrity than centralized, host-based systems, despite increasing end-user access to that information and, therefore, many MIS departments have been somewhat reluctant to store sensitive and mission-critical data on LAN systems.

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

        With the dramatic scalability and performance improvements made possible with client/server technology, many organizations looked to leverage this technology to implement enterprise business applications. Enterprise business applications began as an extension of the corporate reengineering efforts of the early 1990s. As Fortune 1,000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand for enterprise-wide software applications that integrated business processes and information. At first, only these large organizations had the technological expertise, budget and ability to support lengthy implementations typified by early solutions.

        This demand helped make the enterprise applications market one of the largest and fastest growing segments of the software industry. In fact, AMR Research, Inc., an industry analyst organization, projects that the enterprise applications market will grow 37 percent annually for the next several years, reaching more than $52 billion by 2002, up from just $14.8 billion in 1997.

        While smaller companies understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. Collectively known as the "midmarket," these rapidly growing small- and mid-sized organizations number in the hundreds of thousands worldwide. In their own quest to boost productivity, profits and gain a competitive advantage, mid-sized companies increasingly turned to integrated application software to automate and link their business processes. Due to the midmarket's unique business constraints of limited budgets and limited implementation timeframes, "best-of-breed" solutions and after-market application integration were far too cumbersome and costly to be an effective enterprise solution. Mid-sized companies required a software application that leveraged the advances in client/server software technology to deliver a truly integrated and enterprise wide solution.

        Enterprise applications employed by mid-sized companies are required to satisfy business and technology requirements that are significantly different from those found in Fortune 1,000 organizations. As a group, mid-sized companies face tremendous global competitive pressures as they compete for business against larger corporations, other mid-sized competitors and smaller start-ups. They understand the need to remain close to their customers and to make the most effective use of their relatively limited resources. Mid-sized companies demand a quick return on technology investments and require that solutions be affordable not only to acquire and implement, but also to support throughout its entire operational life span.

        With respect to technology, mid-sized companies are practical consumers. Mid-sized companies generally do not take risks on cutting-edge technology, but instead typically select affordable, proven solutions. The decade's dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, have made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice(R), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Fortune 1,000 corporations. Microsoft Windows NT(R) and SQL Server quickly became the fastest growing technology platforms, attracting midmarket companies with its features, familiarity and ease-of-use.

        The development of cost-effective infrastructures has increased the mid-sized company's investment in enterprise applications. Spurred by outside issues, such as Year 2000 readiness and pending Euro currency mandates, mid-sized companies realized they could finally afford--or, rather not afford to be without--enterprise business solutions. The Company's product offerings and product development efforts are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

TECHNOLOGY STRATEGY

        The Company's technology strategy is to develop a leading line of enterprise business software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces and connectivity (including Internet, Intranet and Extranet access). The Company developed its own proprietary application development tools to create its first generation of client/server products, as well as acquired several proprietary application development tools through acquisitions. These technologies and tools were developed to meet the unique needs of the current marketplace. However, as industry-standard tools mature, the Company intends to increasingly exploit these leading tools as they become generally available. The Company's core product architecture incorporates many of the foundation technologies of client/server computing, including:

        OPEN DATABASE TECHNOLOGY

        The Company utilizes open database technology to provide extremely flexible, yet integrated enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company's PLATINUM ERA product line (formerly PLATINUM SQL) uses the Microsoft SQL Server relational database management system. The Company has focused the development of its PLATINUM ERA product line using Microsoft's industry-standard SQL language as the fundamental database access methodology. The Company's PLATINUM FOR WINDOWS financial accounting application is optimized for Pervasive, Inc.'s Pervasive.SQL database. The Company's CLIENTELE Front Office suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company has designed some of its manufacturing products to run on databases that are best suited for the particular applications required by customers, including Ardent, Progress, and Microsoft FoxPro. The Company has chosen these open databases in order to maximize the throughput of its customers' transactions, to provide realistic models of business data and to maximize price and performance under the budget constraints of its customer base. The Company's AVANTE product leverages open database technology from Ardent Software, Inc., its VANTAGE product is designed for Progress Software Corporation's Progress database and its VISTA product is built on Microsoft's FoxPro database.

        ADVANCED NETWORKING/CONNECTIVITY

        The Company's products are designed to operate on LANs, wide area networks ("WANs"), the Internet (including Intranets and Extranets) as well as through mobile and remote dial-up connections. The Company supports popular industry-standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes. The Company's connectivity and networking support offers advanced features such as: (i) concurrent access to data and critical functions for all network users; (ii) a high degree of fault tolerance; (iii) high levels of security; (iv) a wide range of options for configuring different users on the network; (v) remote access and data processing; and (vi) mobile computing.

        INDUSTRY STANDARD USER INTERFACES

        The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. All of the Company's product lines incorporate the popular Microsoft Windows graphical user interfaces ("GUIs"). The Company's GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. In addition, the Company's products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. These tools and the Windows multiple document interface ("MDI") give the user interface a popular look and feel.

        POWERFUL APPLICATION DEVELOPMENT TOOLS

        The Company provides comprehensive, ground-up application development and customization capabilities for its PLATINUM ERA, AVANTE, VANTAGE, VISTA, CLIENTELE and PLATINUM FOR WINDOWS product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application.

        The PLATINUM ERA Customization Workbench is a software development kit for PLATINUM ERA that enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The intuitive Windows interface of the Visual Forms Designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and ActiveX Automation support enables all PLATINUM ERA product suites to exchange and integrate with external COM-enabled Microsoft Windows applications. The Customization Workbench includes technical reference guides and diagrams, an OLE integration kit and certain report script source code. The Company has recently licensed Visual Basic for Applications and has incorporated it in its most recent release of PLATINUM ERA.

        The PLATINUM ERA DISTRIBUTION and PLATINUM ERA MANUFACTURING suites employ PowerBuilder from Sybase, Inc. to provide its user interface. Due to the complexity and wide variations of the changes needed for many end users of the manufacturing and distribution products, the Company offers complete customization services through its professional services group. In addition to its Windows-based client, the Company provides a Java-based user interface and middle-tier application server to provide electronic commerce functionality on top of the same database platform. Users are provided with complete capabilities to change the user interface, validation rules and business processing of business-to-business transactions using a complete application extension environment.

        The PLATINUM ERA Front Office and CLIENTELE Front Office suites use a proprietary forms package to build and modify the user interface. These suites also include CLIENTELE Basic to enable users and consultants to tailor the look and feel, behavior and processing of the both the PLATINUM ERA Front Office and CLIENTELE Front Office application suites to meet their specific business needs. Both front office suites offer additional applications designed to extend the suite's functionality, including Conductor, Connector and Smart Delivery. Conductor provides workflow routing and rules capabilities that allow any user, no matter where they are, to receive messages and tasks from the front office system. Connector enables remote sites and traveling sales and support representatives to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road. Smart Delivery is a marketing encyclopedia system that enables current marketing information to be automatically distributed to the field. Additionally, the Company offers Internet-enabled solutions, including PLATINUM ERA.NET Front Office and ClienteleNet, which enables internal remote users as well as customers to interact with the system via an Internet browser.

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

        To minimize cost and support issues for its manufacturing customers, the Company has tightly integrated its database and development environments. AVANTE was developed using a object-based development tool, Avante Tools, that utilizes a graphical development tool set. Through Avante Tools, the Company is able to support products across multiple operating systems from a single object code library. VANTAGE is written in the Progress 4GL and database, which provides a powerful, graphical development tool set. VISTA provides VB Forms, a powerful form designer tool that supports user-definable screen generation.

        TECHNICAL ARCHITECTURE STRATEGY AND COMMON COMPONENTS

        A key element of the Company's technology strategy is the development of common components that can be used by all product families. These common components will be developed by focused development teams according to common standards to leverage advanced functionality and technology across all the Company's solutions. The Company's technology direction will embrace the Microsoft Windows Distributed interNetwork Architecture ("DNA") for building distributed application components. This strategy will enable the Company's development teams to leverage COM+ and advanced services and components of the Windows 2000 operating system and Office 2000 productivity suite, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product's target market.

        This standardized application integration infrastructure is intended to enable all the Company's product families to enjoy the benefits of certain common components required in most markets. These common components include Front Office, Enterprise Business Intelligence, and Electronic Commerce. The Front Office application suite, which has already been integrated with PLATINUM ERA, will be integrated with other application suites, including AVANTE, VANTAGE and PLATINUM FOR WINDOWS to provide integrated customer service, sales and marketing functionality. Enterprise Business Intelligence components will provide a common suite of applications for data navigation, ad-hoc analysis, strategic planning and on-line analytical processing ("OLAP") which all products can use to gain strategic insights into their business. Common components for electronic commerce will enable e-commerce for all products, whether through the Internet or other private networks.

PRODUCTS

        The Company designs, develops, markets and supports ERP applications that provide organizations with technically advanced business solutions. Following the Merger, the Company has six primary software solutions, including PLATINUM ERA, AVANTE, VANTAGE, VISTA, CLIENTELE and PLATINUM FOR WINDOWS. The PLATINUM ERA product suite includes sales force automation, customer service and support, financial accounting, budgeting, distribution and light manufacturing functionality. AVANTE is an easy-to-use ERP solution for mid-sized manufacturers of discrete and highly engineered products. VANTAGE is an integrated solution for engineer-to-order ("ETO") and job shop manufacturers that meet the dynamic product requirements of customer manufacturing operations. VISTA is a Windows-based desktop business management system specifically designed for the needs of small job shops and the make-to-order ("MTO") departments of larger companies. CLIENTELE is an integrated customer relationship management solution that enables growing companies to easily track and share customer information to boost revenues and increase customer satisfaction. PLATINUM FOR WINDOWS is a robust accounting solution designed for small- to medium-sized businesses operating in the LAN environment.

        In addition, the Company continues to provide support for the installed base of the PLATINUM FOR DOS financial accounting software product, which the Company discontinued marketing in 1998 after providing a Year 2000 compliant version. The Company also continues to provide support for the installed base of PLATINUM(R) SQL ENTERPRISE (formerly SEQUEL TO PLATINUM(R)), a product which the Company discontinued marketing in 1996.

        PLATINUM ERA

        PLATINUM ERA (formerly named PLATINUM SQL), an integrated, customer-centric suite of client/server ERP software applications, is designed to meet the unique business needs of mid-sized companies worldwide (including divisions and subsidiaries of larger corporations). PLATINUM ERA is typically targeted to either a non-manufacturing or service-based business with revenues between $50 and $500 million or a distributor/light manufacturer with the same revenues. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation. PLATINUM ERA includes sales force automation, customer service and support, financial accounting, budgeting, distribution and light manufacturing functionality. The product is optimized for use with the Microsoft Windows NT operating system and the Microsoft SQL Server relational database. PLATINUM ERA minimizes the complexities of client/server installation by providing the user with installation wizards that help configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, PLATINUM ERA was designed for the Microsoft Windows NT server platform and runs on Windows NT and Windows 95/98 client platforms. PLATINUM ERA is integrated with other Microsoft software products and supports Active X, which enables customers to integrate not only other Microsoft products but also any Active X-compliant application. In addition, PLATINUM ERA is a 32-bit client and server application that takes full advantage of the Microsoft SQL server for Windows NT.

        In order to fully exploit the capabilities of the client/server model of computing, the Company has optimized its PLATINUM ERA product line for the Microsoft SQL Server database. All major data manipulation functions are implemented in the native language of the database server, Transact SQL, and thereby are executed as "stored procedures" and/or "triggers" that are processed solely on the server. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches, provides scaleable high performance, and provides inherent portability of the RDBMS to a large number of server, hardware and operating system platforms without code change or conversion.

        PLATINUM ERA includes both front and back office applications. The front office applications include Customer Care, Sales and Marketing, Conductor, Connector, Help Desk, Smart Delivery and ERA.net Front Office. The back office includes financial, distribution and manufacturing suites of applications. The following back office financial applications are presently generally available in version 7.0: System Manager, General Ledger with FRx, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, Allocations and Budget Manager. PLATINUM ERA Distribution includes Purchasing and Distribution. PLATINUM ERA also includes a variety of Internet-enabled products to extend its functionality via the Internet, including an information access tool, ERA.net Decision Support, and a business-to-business electronic commerce solution, ERA.net Order. Version
7.1 of PLATINUM ERA is scheduled for release in September 1999, and is expected to include features such as: (i) a customization workbench based on PowerBuilder that will enable consultants, resellers and customers to customize the PLATINUM ERA Manufacturing and Distribution suites, (ii) improved integration between the front and back office components of PLATINUM ERA, and (iii) a new desktop that provides a common user interface and navigation tool for all PLATINUM ERA applications. See "Certain Considerations - Forward Looking Statements."

        The PLATINUM ERA Front Office suite enables small- to mid-sized businesses to organize, maintain and share customer information to improve customer service and improve support and sales personnel productivity. PLATINUM ERA Front Office is also used for managing customer service and support operations, including internal help desks that support an organization's internal workforce (traditionally, the MIS department) as well as external customer support centers that support the businesses' customers, vendors, and suppliers. The PLATINUM ERA front office suite also includes a sales and marketing automation application which, when combined with the customer service and support application, enables organizations to share customer information from the initial contact throughout the duration of the customer life cycle. The sales and marketing application includes contact management, opportunity management, account management, territory management, a marketing encyclopedia, scheduling and calendaring functionality.

        The PLATINUM ERA Distribution and PLATINUM ERA Manufacturing suites are comprehensive, client/server applications designed to improve the efficiency and responsiveness of manufacturing and distribution operations. The manufacturing and distribution suites are fully integrated with the PLATINUM ERA Financial and PLATINUM ERA Front Office suites to ensure that repetitive, assemble-to-order or configure-to-order manufacturing operations are in sync with sales, distribution, purchasing and financial departments. This customer-centric focus of the PLATINUM ERA enables companies to respond quickly to customer demands and improve customer service.

        License fees for PLATINUM ERA vary depending upon the number of modules, servers and concurrent users. Revenues attributable to licenses of PLATINUM ERA (including the predecessor of PLATINUM ERA, PLATINUM SQL AND CLIENTELE) were $17,159,000, $24,687,000, $48,825,000 or 38%, 41% and 50% of the Company's total revenues for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, and $28,720,000 or 45% of the Company's total revenues for the six months ended December 31, 1998.

        MANUFACTURING APPLICATIONS

        The Company's dedicated manufacturing applications include AVANTE, VANTAGE and Vista. AVANTE, VANTAGE and VISTA were acquired as part of the Merger with DataWorks. See "Merger with DataWorks."

        AVANTE is an easy-to-use ERP solution for mid-sized manufacturers of discrete and highly engineered products. Built on proven technologies, AVANTE is a cost-effective and easy-to-implement solution that has the built-in flexibility that manufacturers need to meet the challenges of constant production process improvements, global sourcing and mass customizations.

        VANTAGE is an integrated, Windows-based solution for engineer-to-order and job shop manufacturers that meets the dynamic product requirements of custom manufacturing operations. VANTAGE provides powerful tools for quoting, visual scheduling, job tracking and costing, as well as shop floor data collection.

        VISTA is a Windows based desktop business management system specifically designed for the needs of small job shops and the make-to-order departments of larger businesses.

        For further information regarding AVANTE, VANTAGE and VISTA, see "Merger with DataWorks."

        CLIENTELE

        CLIENTELE is an integrated customer relationship management solution designed to meet the needs of growing, mid-sized organizations. CLIENTELE enables businesses to easily gather, track, organize and share customer information to boost revenues and increase customer service levels. CLIENTELE contains both a customer service and support application as well as a sales force automation application.

        PLATINUM FOR WINDOWS

        PLATINUM FOR WINDOWS is a Windows-based client/server financial accounting software package for smaller businesses whose corporate computing environment consists of LANs comprised of personal computers. PLATINUM FOR WINDOWS is the next generation of the Company's PLATINUM FOR DOS and PLATINUM PREMIER financial accounting applications. First introduced in June 1995, PLATINUM FOR WINDOWS includes a Windows-based client that was designed around the interface standards of Microsoft Windows 95 to handle all user interaction and data maintenance. The Windows-based client interacts with an application server that runs postings, reports and utilities. Both the client and the server communicate with the LAN-based Pervasive.SQL database. No database conversions are required to upgrade from the PLATINUM FOR DOS product to PLATINUM FOR WINDOWS, ensuring a smooth upgrade path for PLATINUM FOR DOS users.

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

        In addition, the Company continues to support its PLATINUM FOR DOS integrated financial software applications. First introduced in June 1985, the core PLATINUM FOR DOS accounting modules include General Ledger, Accounts Receivable, Accounts Payable, Inventory, Order Entry, System Manager, Purchase Order, Job Costing, Bank Book and Consolidations. Version 4.8 of PLATINUM FOR WINDOWS, which is scheduled to be generally available in July 1999, is scheduled to include the addition of Crystal Reports, a "Virtual Warehouse" module that provides integration with Ingram Micro's inventory suite and enhancements to its Customization Workbench. See "Certain Considerations-Forward Looking Statements."

        Revenues attributable to licenses of the PLATINUM FOR WINDOWS and PLATINUM FOR DOS applications were $6,075,000, $7,436,000 and $8,752,000, or 13%, 12% and 9% of the Company's total revenues for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, and $4,327,000, or 7% of the Company's total revenues for the six months ended December 31, 1998.

        OTHER PRODUCTS

        The Company also offers a line of integration kits and database products that support its PLATINUM FOR WINDOWS and PLATINUM FOR DOS lines of software products and licenses these products to its Value Added Resellers ("VARs"), distributors, Authorized Consultants and end-users. The Company also serves as an OEM vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of turnkey solutions requested by a customer of AVANTE or VANTAGE, the Company resells complete third party computer hardware systems and related peripherals. The Company does not typically carry inventory of computer hardware.

PROFESSIONAL SERVICES, TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

        The Company's professional services division provides consulting services to customers in the design and implementation of the Company's software products, as well as custom software development, education, training and other consulting and programming services. The professional services division functions in domestic and international markets. Professional services are generally provided on a time and materials basis. The Company believes that its provision of professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company's products and provides a key market differentiator over its competition.

        The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its World Wide Web site, http://www.platsoft.com. Telephone support is available five days a week during normal business hours on a nearly worldwide basis, collectively from the Company's support centers in the United States and outside of the United States. The Company also believes that customer satisfaction should be maintained by ensuring that its VARs, Distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end-users. The Company offers comprehensive training, telephone consultation and product support for its VARs, Distributors and Authorized Consultants. Training courses are held regularly in major cities worldwide.

        The Company offers its customers several software maintenance options, for varying annual fees. The Company's software maintenance programs are the customer's sole avenue for product updates and technical support. The annual maintenance fee is a percentage of the then current list price of the software purchased. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period.

        The Company provides a three-month warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from 3 months to one year.

        Services revenues, which include consulting, education, training and maintenance and support services, were approximately $21,817,000, $27,420,000 and $40,406,000, or 48%, 45% and 41% of the Company's total revenues for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, and approximately $30,428,000 or 48% of the Company's total revenues for the six months ended December 31, 1998.

MARKETING, SALES AND DISTRIBUTION

        The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and software consultants who generally market the Company's products on a nonexclusive basis. The Company's products are sold to and used by a broad customer base, including businesses, government bodies, educational institutions and other users. The Company sells its PLATINUM FOR WINDOWS product exclusively through VARs or distributors. The Company sells its PLATINUM ERA product through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company sells its CLIENTELE product through an internal telesales organization, a direct sales force and through a network or VARs. The Company's field sales organization is divided into geographic regions: United States, divided into Northeast, Southeast, Northcentral, Southcentral, Northwest, and Southwest; Canada; United Kingdom/Europe/Middle East/Africa; Australia/New Zealand; Asia and other international countries

        The Company's network of VARs and Authorized Consultants are required to undergo extensive training and certification procedures provided by the Company on the use, installation and implementation of the Company's products as a condition of being authorized by the Company to sell its products. The Company's VARs include consulting groups and resellers, the majority of whom provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products, but professional firms who offer implementation services and product support to end-users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts.

        To support the Company's network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with their growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

        The AVANTE and VANTAGE products, which were acquired in the DataWorks Merger, are presently sold by a direct sales force in the United States. The domestic sales organization includes sales representatives, pre-sale consultants, telemarketers and sales management personnel. The VISTA product, which was also acquired in the DataWorks Merger, is presently sold by a dedicated telesales organization.

        In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established subsidiaries in the United

Kingdom, Australia, New Zealand, Canada, Hong Kong and Singapore to further such sales and marketing efforts. The Company sells its products in Europe, including Russia, Latin and South America, Africa, Asia and the Middle East principally through third-party distributors and dealers. The Company's international revenues were approximately $14,079,000, $17,368,000 and $27,480,000, or 31%,
29% and 28% of total revenues for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, and $17,161,000 or 27% of total revenues for the six months ended December 31, 1998. See "Note 8 of Notes to Consolidated Financial Statements."

        The AVANTE, VANTAGE and VISTA products, which were acquired in the DataWorks Merger, are presently sold internationally through wholly owned subsidiaries of DataWorks in the United Kingdom and France, and through product specific distributors in Germany, Australia and Canada.

        The Company currently has sales offices located in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Detroit, Houston, Louisville, Irvine, New York, Portland, San Francisco, St. Louis, Seattle, Tampa, Washington, D.C., Calgary, Canada, Toronto, Canada, Auckland, New Zealand, London, England, Sydney and Melbourne, Australia, Hong Kong and Singapore. As a result of the DataWorks Merger, the Company has additional sales offices in San Jose, California, San Diego, California and Minneapolis, Minnesota. The Company expects to consolidate sales offices in cities or geographic areas where there is overlap.

        Products are generally shipped as orders are received or within 30 days thereof and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

        Since inception, the Company has made substantial investments in product development, which is evidenced by the following product releases: the 1985 release of a LAN-based client/server financial accounting package that offered a high degree of multi-user concurrency; the 1988 release of a financial accounting package written for OS/2; the 1990 release of a LAN-based software package that provided comprehensive support for international accounting requirements; the 1991 release of a Windows graphical accounting system that offered Windows MDI support; the 1992 release of a graphical, SQL Server-based integrated financial and management information software product line; the 1994 release of a client/server financial accounting application designed to run on Microsoft Windows NT and Microsoft SQL Server; the 1995 release of a Windows- and LAN-based financial accounting software package; the 1997 release of an international, multi-currency client/server financial accounting application and the 1998 release of an integrated ERP solution with light manufacturing, distribution, sales and marketing, customer service and support and financial accounting functionality. Software development expenses before capitalization were approximately $14,861,000, $11,855,000, and $12,971,000 for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, and $9,125,000 for the six months ended December 31, 1998.

        The Company plans to continue to address the needs of midmarket users of client/server ERP software by continuing to develop high quality software products that feature advanced technologies. The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation's recommended technical architecture. In particular, the Company believes that it has been an industry leader in designing and developing products for operation on LANs/WANs and Microsoft's SQL Server database. The Company has also been a pioneer in the use of GUIs with integrated business application software. Currently, the Company pursues object-oriented methodologies that simplify the development, maintenance and customization of its products. Accordingly, the Company's tools offer a high degree of customization for its products.

        The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop enhancements, including additional functions and features, for its PLATINUM ERA, AVANTE, VANTAGE, VISTA, CLIENTELE and PLATINUM FOR WINDOWS product lines, (ii) develop common application components such as e-commerce, supply chain management, data warehousing and on-line analytical processing that can be integrated with all of the Company's solutions to extend their functionality and (iii) develop and/or acquire new applications or modules that build upon the Company's business application strategy.

        In 1997 and 1998, the Company acquired three business application software developers and has integrated the products and development teams to various degrees. See "Management's Discussion of Analysis of Financial

Condition and Results of Operations -1997 Acquisitions and 1998 Acquisition." In 1997, the Company acquired both Clientele, Inc. and FocusSoft, Inc. During 1998, the Company integrated, to a certain level, the distribution, manufacturing, sales force automation and customer service and support products it had added from its acquisitions with the Company's PLATINUM SQL core financial application. The Company has also renamed the entire application suite to PLATINUM ERA (Enterprise Ready Applications). The Company integrated the acquired applications to share common master files (e.g. customers, vendors, and inventory items) and to process transactions consistently across all applications. All of the PLATINUM ERA product line is built on the Microsoft SQL Server database, supports extensive customization, and provides a graphical user interface. The Company is continuing to improve the integration between these applications and is investing to make the technical architecture more consistent across all of the applications especially in the area of user interface, object oriented development and reporting.

        In 1998, the Company acquired DataWorks Corporation. See "Merger with DataWorks." The same development teams that had maintained and enhanced the AVANTE, VANTAGE and VISTA products for DataWorks are continuing to maintain and enhance these products for the Company. DataWorks had a development team working on their next-generation product called IMPRESSA FOR BACKOFFICE ("IBO"). The IBO product was never released and never installed at a customer site. The IBO development team has been re-deployed to maintain and enhance the PLATINUM ERA Distribution and PLATINUM ERA Manufacturing application modules. The IBO product and PLATINUM ERA share very similar technologies and application functionality. As a result, the IBO and PLATINUM ERA development teams have synergistic skill sets, including experience with PowerBuilder, Microsoft SQL Server and extensive application experience in distribution and manufacturing.

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

COMPETITION

        The client/server enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company's product offerings that are targeted at the same markets. In addition, a number of companies offer a "best-of-breed" or point solution similar or competitive to one product in the Company's enterprise business application suite. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations. In addition, potential customers may increasingly demand that certain of the Company's ERP systems incorporate certain RDBMS software offered by competing products, but not currently supported by the Company products.

        The Company believes that it competes in two distinct enterprise business applications markets: emerging enterprises and midmarket enterprises.

        The Company defines emerging enterprises as rapidly growing businesses between $10 and $100 million in annual revenues. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Emerging enterprises generally lack dedicated information technology management resources and require solutions that do not require a high level ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and solution-oriented computer retail stores with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

        The Company competes primarily in the midmarket, which the Company defines as growing, mid-sized enterprises with revenues between $50 and $500 million. Although the Company does not actively target larger, Fortune 1,000 corporations with its enterprise business applications, it encounters competitors from this market segment who are increasingly targeting mid-sized enterprises. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Mid-sized enterprises also lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the PLATINUM ERA product line is well positioned to address this requirement. The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing midmarket companies with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the midmarket and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs and incorporate those technologies and application functionality that will meet the challenges posed by competitors' innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

        The Company has a number of competitors that vary is size, target markets and overall product scope. The Company's primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including J.D. Edwards, Baan Co. NV, Oracle Corporation, PeopleSoft, Inc. and SAP AG, (ii) mid-range ERP vendors, including System Software Associates, Inc., Lawson Corporation and Navision, and
(iii) established "best-of-breed" or point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd. (formerly State of the Art, Inc.), Great Plains Software, Inc., Scala, Inc., Systems Union, Ltd., Solomon Software, SQL Financials, Geac and Flexi International Software, Inc. for financial accounting; Fourth Shift Corporation, QAD, Inc., ROI Systems, Symix Systems, Inc. Lilly Software and Macola Software, Inc. for manufacturing and distribution; and Onyx Software Corporation, Pivotal Software, Inc. and Sales Logix Corporation for sales force automation and customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings and level of product integration provide a significant competitive advantage.

INTELLECTUAL PROPERTY

        The Company regards its software as proprietary, in that title to and ownership of the software generally exclusively resides with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third-parties will not copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. Like many software firms, the Company presently has no patents. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products.

        The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of a software for the organization's internal business purposes and the end user is generally not permitted to sublicense or transfer the products. The Company licenses its PLATINUM FOR WINDOWS, CLIENTELE, VISTA and PLATINUM ERA (those sold through VARs and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third parties.

        DataWorks has historically licensed the source code for the AVANTE and VANTAGE products to customers to enable them to customize the software to meet particular requirements. The standard customer license contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

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

PRODUCTION

        The principal materials and components used in the Company's software products include computer media, including disks and CD-ROMs, and user manuals. For each product, the Company prepares a master software disk or CD-ROM, user manuals, which may be in printed form or distributed on a CD-ROM, and packaging. Substantially all of the Company's disk and CD-ROM duplication is performed by third-party vendors, using disks and blank CD-ROMs acquired from various sources. Outside sources print the Company's packaging and related materials to the Company's specifications. Portions of the completed packages are assembled by third-party vendors. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

EMPLOYEES

        As of December 31, 1998, the Company had 660 full-time employees, including 119 in product development, 87 in support services, 151 in professional services, 167 in sales, 43 in marketing and 93 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good. Following the DataWorks Merger, as of March 1, 1999, the Company had 1,690 full-time employees, including 299 in product development, 221 in support services, 519 in professional services, 318 in sales, 88 in marketing and 245 in finance and administration.

MERGER WITH DATAWORKS

        On December 31, 1998, at 11:59 p.m., California time ("Effective Time"), Merger Sub, which was a wholly owned subsidiary of the Company, was merged with and into DataWorks pursuant to an Agreement and Plan of Reorganization dated as of October 13, 1998, as amended as of October 30, 1998 (the "Acquisition Agreement"). At the Effective Time: (i) Merger Sub ceased to exist; (ii) DataWorks, as the surviving corporation in the Merger, became a wholly owned subsidiary of the Company and (iii) subject to the provisions of the Acquisition Agreement relating to the payment of fractional shares, each share of Common Stock of DataWorks, $0.001 par value per share ("DataWorks Common Stock") existing immediately prior to the Effective Time was converted into the right to receive
0.794 shares (the "Exchange Ratio") of the Company's Common Stock, $0.001 par value per share. The Company issued 11,739,459 shares in the Merger to former stockholders of DataWorks.

        In addition, pursuant to the Acquisition Agreement, upon the Effective Time, each outstanding option or right to purchase DataWorks Common Stock under the DataWorks 1995 Equity Incentive Plan, the DataWorks 1995 Non-Employee Directors Stock Option Plan, the Interactive 1997 Nonstatutory Stock Option Plan, the Interactive 1995 Stock Option Plan, and each other outstanding option or right to purchase DataWorks Common Stock was assumed by the Company and became an option or right to purchase Company Common Stock, with appropriate adjustments made to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio.

        The Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a purchase for financial reporting purposes in accordance with generally accepted accounting principles.

FORMER DATAWORKS PRODUCTS

        Following the Merger, the Company has rationalized several former DataWorks products, including: (i) terminating the development of the IMPRESSA FOR BACKOFFICE product in favor of applying those development resources to the development schedule of PLATINUM ERA, and (ii) keeping the ManFact and DataFlo products in maintenance mode and continuing to support the products' installed base while providing data conversion and migration support and tools for those customers desiring to upgrade to another of the Company's products.

        The business needs and resource requirements of small- and mid-sized manufacturers tend to be considerably different than those of larger companies. Customers in these markets generally have small MIS departments, budget constraints and limited experience with the advanced technologies inherent in ERP systems. Additionally, manufacturers typically have different business requirements based on the type of manufacturing performed. The AVANTE, VANTAGE and VISTA products are designed to meet particular manufacturing needs of both the small- and mid-sized manufacturers.

        The following chart describes the VISTA, VANTAGE and AVANTE products and typical customer profiles relating to each of them:


        Products                    VISTA                VANTAGE                AVANTE
 ----------------------        -----------------  ---------------------  ---------------------
  Customer Revenues......      Under $10 million  $10 - $100 million     $10 - $125 million

Type of Manufacturing
     Operations..........      Entry level        Entry level            Make to order
                               Basic job shop/    Job shop/              Mixed mode
                               Engineer-to-order  Engineer-to-order      Repetitive

  MIS Infrastructure.....      Minimal.           Limited                Limited

  Price Range............      $10,000.-$15,000   $65,000                $175,000

  Deployment Period......      1.-.2.months       3 - 9 months           3 - 9 months

VISTA

        VISTA is intended for manufacturers with annual revenues typically under $10 million. This product is better suited for the needs of small job shops and the MTO departments of larger businesses that have less developed MIS infrastructures and lower MIS budgets, require a shorter deployment period and often seek established, user-friendly products. VISTA is a Windows-based desktop business management system specifically designed for the needs of small job shops and the MTO departments of larger businesses. VISTA fully integrates 15 core business modules and features single level bills of material capabilities. VISTA incorporates the DesignWare feature which permits users to, among other things, define their own screens, add fields, change colors, hide fields, change grid sizes and drag choices from menus to the desktop.

VANTAGE

Vantage is an integrated, Windows-based ERP solution for engineer-to-order and job shop manufacturers that meets the dynamic product requirements of custom manufacturing operations. Vantage provides powerful tools for quoting, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage supports a mix of custom and standard part orders and multilevel assemblies and is comprised of 18 fully integrated business modules. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of custom and mixed-mode manufacturers in the $10 to $100 million revenue range.

        VISTA and VANTAGE, like AVANTE, are comprised of groups of modules that can be differently configured to comprehensively support a customer's business processes. The following chart describes the VISTA and VANTAGE modules, and the discussion below points out certain key characteristics of the VISTA and VANTAGE modules:

VISTA AND VANTAGE APPLICATION MODULE GROUPS

-------------------------------------------------------------------------------------------------
    Business Planning             Sales, Distribution     Production and          Finance and
     and Engineering              and Customer Service   Material Operations     Administration
-------------------------------------------------------------------------------------------------
 Bills of Material                Estimating           Inventory Management   Accounts Payable

 Scheduling                       Order Entry          Job Control            Accounts Receivable

 Shop Vision                      Quoting              Purchasing/Receiving   General Ledger

 Global Finite Rescheduling       EDI                  Shop Floor Data        Payroll
                                  Shipping/Receiving   Collection             Report Writer
                                                       Purchasing RFQ
                                                       Document Management

        BUSINESS PLANNING AND ENGINEERING GROUP. In VISTA and VANTAGE, the Business Planning and Engineering module allows the production manager to control the sales and shop priorities through a visual scheduling manager. Indented bills of material support provide the ability to retain product information for repeat orders, and "what if" scheduling provides the ability to simulate the impact of new orders and schedule changes.

        SALES, DISTRIBUTION AND CUSTOMER SERVICE GROUP. Estimating, quoting and sales order processing are tightly integrated in the products, supporting the requirement for rapid cost estimating and order commitment. Order-to-job linking provides rapid access to production status and delivery information. EDI applications allow for electronic distribution of sales orders, change orders and invoices.

        PRODUCTION AND MATERIAL OPERATIONS GROUP. Priorities established in scheduling are realized in manufacturing job processing. These controls present real-time status reporting based on data collection inputs and provide just-in-time material purchasing and availability. Visual job "wizards" and document management allows paperless management and instant graphical review of job history, job status and inventory.

        FINANCE AND ADMINISTRATION GROUP. VISTA'S and VANTAGE'S Finance and Administration Group enables associated product costs and revenues to be recorded to the General Ledger module as subsidiary ledgers of the Accounts Payable, Accounts Receivable, Payroll and Shop Floor Data Collection modules.

        The prices for VISTA and VANTAGE applications are based upon the specific product line, the modules purchased and the number of concurrent users. The average sales price of VISTA is $12,000, and the average sales price of VANTAGE is $65,000 (exclusive of hardware costs and professional service fees).

AVANTE

        The AVANTE product has historically been targeted to manufacturers of "highly engineered products" with annual revenues typically between $10 million and $125 million in eight principal industries: industrial equipment; computer/office equipment; consumer electronics; instrumentation and controls; medical/dental products; transportation/aerospace products; capital equipment; and contract manufacturers. AVANTE is an easy-to-use ERP solution for mid-sized manufacturers of discrete and highly engineered products. Built on proven technologies, Avante is a cost-effective and rapidly deployable solution that has the built-in flexibility manufacturers need to meet the challenges of constant production process improvements, global sourcing and mass customization.

        AVANTE is comprised of groups of modules that comprehensively support a manufacturing company's business process. These modules provide and integrate feature-rich applications, are built upon a common set of design and development standards and tools, and share a common database architecture. AVANTE is highly modular in nature and can be scaled from small to large configurations on a variety of platforms supporting the Microsoft NT and UNIX operating systems. This enterprise-wide system can be implemented in a variety of multi-currency, multi-company and multi-plant environments networked through client and host-based configurations.

        The following chart describes the AVANTE modules and the discussion below highlights certain key characteristics.

AVANTE APPLICATION MODULE GROUPS

----------------------------------------------------------------------------------------
                            Sales,
  Business Planning   Distribution and       Production and          Finance and
   and Engineering     Customer Service    Material Operations       Administration
----------------------------------------------------------------------------------------
Capacity              Customer Service   Inventory Management        Accounts Payable
Requirements Planning Electronic Data    Lot/Serial Control          Accounts Receivable
Engineering Change    Interchange        MES                         Budgeting
  Control             Estimating         Multi-Plant Control         Cost Accounting
Forecasting           Field Service      Production Activity         Currency and VAT
Master Production     Quoting            Management                  Executive
  Scheduling          Sales Order        Project Management          Information System
Material Requirements Shipping/Returned  Purchasing/Receiving        Fixed Assets
  Planning            Material           Quality Control             General Ledger
Product Configurator                     Repetitive Manufacturing    Payroll
Product Definition                       Shop Floor Data Collection  Personnel
                                         Work Order Control

        BUSINESS PLANNING AND ENGINEERING GROUP. The Business Planning and Engineering Group enables manufacturing companies to create high-level business plans from current and historical sales, production and purchasing data. Manufacturing companies use these plans to generate specific product and product family forecasts, as well as capacity models that flow into final and sub-assembly manufacturing, scheduling and purchase plans. Engineering and configuration management defines material and routing structures to planning and production and provides visibility to anticipate and coordinate product changes.

        SALES, DISTRIBUTION AND CUSTOMER SERVICE GROUP. The Sales, Distribution and Customer Service Group allows a manufacturer to estimate, quote and take orders for standard, configured and custom, "one-of-a-kind" products. The sales made are integrated with the Business Planning and Engineering modules providing actual versus plan reporting. Shipments, order status and invoicing can be transmitted directly to the customer via EDI. Return material, field service and help desk applications are available on line to customer service providing detail service analysis and call tracking.

        PRODUCTION AND MATERIAL OPERATIONS GROUP. The Production and Material Operations Group provides a means to record, track and measure production, material, labor, quality and cost flows throughout the manufacturing and purchasing processes. Inventory tracking is provided by company, plant, warehouse and location with full traceability. Traditional work order, as well as rate and cell-based just-in-time production is supported and fully integrated with detailed shop floor and quality control reporting. The Production and Material Operations Group provides blanket and contract orders, EDI and detailed supplier analysis reporting in the purchasing application.

        FINANCE AND ADMINISTRATION GROUP. The Finance and Administration Group flows from the operational modules included in the groups described above. This group captures all associated costs and revenues to the General Ledger module as subsidiary ledgers of the Accounts Payable, Accounts Receivable, Payroll, Inventory Management, Shop Floor Data Collection, Shipping/Returned Material and Cost Accounting modules. The costing systems support both actual and standard cost methodologies with additional capabilities for unlimited cost simulation, modeling and reporting. The financial modules support both distributed and consolidated processing in a multi-company environment and provide complete foreign currency and tax capabilities.

        The average price of the Company's AVANTE ERP system (exclusive of hardware and professional services) is approximately $175,000.

IMPRESSA FOR MRO.

        IMPRESSA FOR MRO (previously called JIT and obtained by DataWorks in its acquisition of Interactive) is a software system consisting of standardized modules and a family of additional integration modules. IMPRESSA FOR MRO is designed primarily for maintenance, repair and overhaul and contract manufacturing, including a fully integrated suite of software supporting supply chain management, repair and overhaul, manufacturing, and financial and project management applications which are designed to support an enterprise's business processes in an industrial company. The Company is presently holding IMPRESSA FOR MRO as an asset held for sale and is evaluating its options with respect to the disposition of this product.

RESTRUCTURINGS

        In February 1996, the Company underwent another reduction in force of approximately 40 persons with the intent again to reduce operating expenses and minimize the usage of cash. In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. During the quarter ended December 31, 1998, the Company underwent another restructuring as a result of the Merger with DataWorks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructurings."

CERTAIN CONSIDERATIONS

        FORWARD LOOKING STATEMENTS. Certain statements in this Transition Report, including statements regarding the anticipated dates of product releases and commercial shipments, and the anticipated dates of completion of Year 2000 assessments, testing and implementation of fixes are forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof,) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materiallly and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 17-22. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

        FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

         o    The demand for the Company's products
         o    The size and timing of orders for the Company's products
         o The number, timing and significance of new product announcements by the Company and its competitors
         o The Company's ability to introduce and market new and enhanced versions of its products on a timely basis
         o The level of product and price competition Changes in operating expenses of the Company Changes in average selling prices

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

        INTEGRATION OF DATAWORKS. On December 31, 1998, a wholly owned subsidiary of the Company was merged with DataWorks and DataWorks became a subsidiary of the Company. The Company is still in the process of integrating the operations of the two companies. Following the Merger, a significant number of AVANTE sales representatives and certain sales management employees have resigned from the Company. The Company expects that these departures will materially adversely effect the Company's revenues from the AVANTE product in the near term, as well as the Company's financial results. There can be no assurance that other employees will not resign from the Company. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

        o     Distracting management from the business of the Company
        o     Potential incompatibility of business cultures
        o Perceived and potential adverse change in client service standards, business focus, billing practices or service offerings available to clients
        o Potential inability to successfully coordinate the research and development and sales and marketing efforts
        o Costs and delays in implementing common systems and procedures, including financial accounting systems
        o Costs and inefficiencies in delivering services to the clients of the Company
        o Inability to retain and integrate key management, technical sales and customer support personnel
        o     Potential conflicts in direct sales channels and VARs

        Further, there is no assurance that the Company will retain and successfully integrate its key management, technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the DataWorks Merger. Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of customers and employees. The failure to integrate the Company and DataWorks will have a material adverse effect on the business, financial condition and results of operations of the Company.

        HORIZONTAL PRODUCT STRATEGY. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to its existing client/server enterprise resource planning applications, such as human resources and payroll products. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include, the following:

         o The difficulty of integrating previously distinct businesses into one business unit
         o    The substantial management time devoted to such activities
         o    The potential disruption of the Company's ongoing business
         o    Undisclosed liabilities
         o Failure to realize unanticipated benefits (such as synergies and cost savings)
         o Issues related to product transition (such as development, distribution and customer support)

        The Company expects that the consideration it would pay in such future acquisitions would consist of stock, rights to purchase stock, cash or some combination. If the Company issues stock or rights to purchase stock in connection with these future acquisitions, earnings per share and then-existing holders of the Company's Common Stock may experience dilution.

        DEPENDENCE ON DISTRIBUTION CHANNELS. The Company distributes its PLATINUM FOR WINDOWS product exclusively through third-party distributors and VARs, and distributes its PLATINUM ERA product, including CLIENTELE, through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. The Company's agreements with its VARs and authorized consultants do not require such VARs and consultants to offer exclusively or recommend the Company's products, and either party can terminate such agreements with or without cause. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In addition, PLATINUM ERA, a client/server ERP application, requires additional skill and training for successful implementation. Although the Company is actively seeking additional VARs to sell PLATINUM ERA, delays in training or recruiting VARs could adversely impact the Company's ability to generate license revenue from its PLATINUM ERA line of products.

        In the fourth quarter of fiscal 1996, the Company reestablished a direct sales force for PLATINUM ERA. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channel.

        DEPENDENCE ON PRINCIPAL PRODUCTS. The Company derives a substantial portion of its revenue from the sale of information systems and related support services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. These events may include:

        o     Competition from other products
        o     Significant flaws in the Company's products
        o     Incompatibility with third-party hardware or software products
        o     Negative publicity or evaluation of the Company or its products
        o Obsolescence of the hardware platforms or software environments in which the Company's systems run.

        RISKS OF PRODUCT DEFECTS. Software products as complex as those ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products. The inability of the Company to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

        RELIANCE ON THIRD-PARTY SUPPLIERS. The Company's products incorporate and use software products developed by other entities. The Company cannot assure you that such third parties will:

        o     Remain in business
        o     Support the Company's product line
        o     Maintain viable product lines
        o Make their product lines available to the Company on commercially acceptable terms

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

        RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT. The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. As companies introduce products that embody new technologies or as new industry standards emerge, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

         o    Enhance its existing products
         o Develop new products that address the increasingly sophisticated needs of its customers
         o    Develop products for additional platforms

        Further, if the Company fails to respond to technological advances, emerging industry standards and end-user requirements, or experiences any significant delays in product development or introduction, the Company's competitive position and revenues could be adversely affected. The Company's success will depend on its ability to develop and successfully introduce new products and services. The Company cannot assure you that it will successfully develop and market new products on a timely basis, if at all. Any such delay or failure could have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

        HIGHLY COMPETITIVE INDUSTRY. The business information systems industry in general and the ERP computer software industry in particular are very competitive and subject to rapid technological change. Many of the Company's current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company has. A number of companies offer products that are similar to the Company's products and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects to experience additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share. Accordingly, the Company cannot assure you that the Company's current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt more quickly than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company's products and services, any of which could materially and adversely affect the Company's business, operating results and financial condition. The Company cannot assure you that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results and financial condition.

        DEPENDENCE ON MANUFACTURING INDUSTRY. The Company's business depends, in large part, upon the capital expenditures of mid-range discrete manufacturers, which in part depend upon the demand for such manufacturers' products. A recession or other adverse event that affects the manufacturing industry in the United States or in other markets that the Company serves could affect such demand. Decreased demand could force manufacturers in the Company's target markets to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its target markets could materially and adversely affect the Company's business and operations.

        RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE. Significant uncertainty exists in the software industry concerning the potential effects of the "Year 2000" issue. The "Year 2000" issue exists because the date codes used in some computer software and hardware systems use only two digits so that many computer systems cannot distinguish between the years 1900 and 2000. The Company believes that the current versions of its products are Year 2000 compliant. However, despite its belief and although the Company has conducted or is conducting its own quality testing procedures, we cannot assure you that the Company's software products contain all necessary date code changes or do not contain errors related to the Year 2000. If any of the Company's software products fail to perform, including failures due to the onset of calendar year 2000 there would likely be a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is currently evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions necessary to make the Company less vulnerable to Year 2000 compliance problems associated with third parties' systems. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations Year 2000 Issues." We cannot assure you that such measures will alleviate all Year 2000 problems which could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company believes that as the Year 2000 approaches, potential purchasers of ERP software systems may curtail or delay their purchases of ERP software until the Year 2000 passes and the potential purchaser is comfortable that its business operations are not negatively impacted by the Year 2000. As a result, it is possible that in the remainder of calendar 1999 and into the first six months of 2000 the Company may experience a reduction in revenues from ERP software sales and such reduction may materially and adversely affect the Company's financial results.

        DEPENDENCE ON RETENTION AND INTEGRATION OF KEY PERSONNEL. The Company's success depends on the continued service of key management personnel, including
L. George Klaus, William Pieser, Ken Lally, Stuart W. Clifton and Norman R. Farquhar. Messrs. Klaus, Pieser, Lally and Farquhar are not subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. Following the Merger, a significant number of AVANTE sales representatives and certain sales management employees have resigned from the Company. The Company expects that these departures will materially adversely affect the Company's revenues from the AVANTE product in the near term as well as the Company's financial results. The Company is actively seeking qualified replacements. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There is no assurance that the Company can replace the departed employees in a timely manner or retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

        RISKS ASSOCIATED WITH INTERNATIONAL SALES. The following table compares international sales of the Company to the total revenues of the Company for the periods indicated.


             International Sales as a Percentage of Total Revenues
             -----------------------------------------------------
                    Fiscal Year ended June 30, 1996      31%

                    Fiscal Year ended June 30, 1997      29%

                    Fiscal Year ended June 30, 1998      28%

                    Six Months ended December 31, 1998   27%

        The Company believes that any future growth of the Company will be dependent, in part, upon its ability to increase revenues in international markets. The Company will continue to expand its operations outside of the United States. The expansion will require significant management attention and financial resources and could adversely affect the Company's margins. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit international resellers. The Company cannot assure you that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

        o     Unexpected changes in regulatory requirements
        o     Tariffs and other barriers
        o     Unfavorable intellectual property laws
        o     Fluctuating exchange rates
        o Difficulties in staffing and managing foreign sales and support operations
        o     Longer accounts receivable payment cycles
        o     Difficulties in collecting payment
        o Potentially adverse tax consequences, including repatriation of earnings Lack of acceptance of localized products in foreign countries
        o     Burdens of complying with a wide variety of foreign laws
        o     Effects of high local wage scales and other expenses

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

        RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS PROTECTION. The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. The Company cannot assure you that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products.

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

        In addition, in certain cases, the Company provides the source code for its application software under licenses to its customers to enable them to customize the software to meet particular requirements. Although the source code licenses contain confidentiality and nondisclosure provisions, we cannot assure you that such customers will take adequate precautions to protect the Company's source code or other confidential information.

        SHARES ELIGIBLE FOR FUTURE SALE. As of March 15, 1999, the Company had 40,425,546 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 2. PROPERTIES

        The Company leases approximately 150,000 square feet of office space in Irvine, California. The majority of the leases for the space expire in April 2004. The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. The Company leases additional facilities and offices, including locations in Louisville, Kentucky; Foster City, California; Oakbrook, Illinois; East Berlin, Connecticut; Portland, Oregon; Hasbrouck Heights, New Jersey; Dallas, Texas; Houston, Texas; Atlanta, Georgia; Plymouth, Michigan; Tampa, Florida; St. Louis, Missouri; Melbourne and Sydney, Australia; Mississauga, Canada; London, England; Dublin, Ireland; Auckland, New Zealand; Hong Kong and Singapore.

        DataWorks, a subsidiary of the Company, leases approximately 102,000 square feet of office space in San Diego, California for sales, marketing, customer support and product development under leases expiring in July 1999. DataWorks has entered into leases for approximately 180,000 square feet of office space in San Diego, California, which begin in August 1999 and extend through August 2009. The Company is presently evaluating this new space and may sublet a portion of the space to a third party. DataWorks also leases approximately 30,000 square feet of office space in Minneapolis, Minnesota related to the VISTA and VANTAGE product offerings under leases expiring in April 2002. DataWorks also has approximately 36,000 square feet of office space under lease in other locations in the United States with expiration dates ranging from 1999 through 2004, as well as approximately 43,000 square feet of office space in the United Kingdom and Europe in support of regional activities with expiration dates ranging from 1999 to 2004. The Company believes that its present facilities are sufficient to accommodate its near-term facilities requirements. The Company expects to consolidate sales and other offices in cities or geographic areas where there is overlap with DataWorks offices.

ITEM 3. LEGAL PROCEEDINGS

        DataWorks, and certain of its officers, directors and former officers have been named as defendants in two lawsuits alleging violations of the federal securities laws. The complaints were filed in the United States District Court for the Southern District of California. They purport to be brought on behalf of classes of stockholders who purchased DataWorks stock, and allege that between October 30, 1997 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of the Interactive Group, Inc. and sales of certain products. The complaints do not specify the dollar amount of damages alleged or relief requested. The Company is also named in the lawsuit as a defendant as a successor of DataWorks.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On October 28, 1998, the Company held its annual meeting of stockholders and at such meeting, L. George Klaus, W. Douglas Hajjar, Donald R. Dixon, Arthur
J. Marks and L. John Doerr were elected as directors of the Company by the Common and Series C stockholders. Each share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

        The other item considered at the annual meeting of stockholders included the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1999. The ratification of the appointment of Ernst & Young LLP was approved by a majority of the stockholders present and entitled to vote at the meeting. Specifically, the total outstanding shares available for voting at the meeting was 28,371,689 shares of Common Stock of which 23,946,475 were present or represented at the meeting, and 953,050 shares of Series C Preferred Stock (on an as-converted basis) were present or represented at the meeting. 23,919,173 shares of Common Stock and 953,050 shares of Series C Preferred Stock voted in favor of the ratification of Ernst & Young LLP, 11,775 shares of Common Stock voted against, and 15,527 shares of Common Stock abstained from voting.

        With respect to the election of directors, 23,946,475 shares of Common Stock were available for voting at the meeting and 953,050 shares of Series C Preferred Stock (on an as-converted basis) were available for voting at the meeting. All shares of Series C Preferred Stock voted in favor of all of the nominated directors. The following nominees received the votes by common stockholders as noted below:


         NAME                   VOTES FOR      WITHHELD AUTHORITY
         ----                   ---------      ------------------
      L. George Klaus           23,900,047          46,878
      Arthur J. Marks           23,900,047          46,767
      W. Douglas Hajjar         23,900,047          46,667
      L. John Doerr             23,900,047          49,913
      Donald R. Dixon           23,900,047          46,767

        On December 23, 1998, the Company held a special meeting of stockholders and at such meeting the issuance of shares of Common Stock in connection with the DataWorks Merger was approved. The total outstanding shares available for voting at the meeting was 28,408,217 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as-converted basis) of which 19,589,546 shares of Common Stock and all 953,050 shares of Series C Preferred Stock were present or represented at the meeting. 19,440,613 shares of Common Stock and 953,050 shares of Series C Preferred Stock voted in favor of the proposal, 66,166 shares of Common Stock voted against the proposal and 82,767 shares of Common Stock abstained from voting.

                                     PART II

ITEM 5. MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

        The Company's Common Stock is traded on the over-the-counter market (The Nasdaq National Market System) under the symbol PSQL. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company's Common Stock.


               Fiscal Year ended June 30, 1997:         High         Low
               -------------------------------         ------       ------
               1st Quarter                             $11.125     $ 6.250
               2nd Quarter                              13.000      10.625
               3rd Quarter                              13.375       8.688
               4th Quarter                              11.000       7.000

               Fiscal Year ended June 30, 1998:          High         Low
               --------------------------------        --------     --------
               1st Quarter                             $12.9375     $10.3750
               2nd Quarter                              11.7500       7.7500
               3rd Quarter                              24.0000      10.2500
               4th Quarter                              24.3750      17.5000

               Six Months ended December 31, 1998:       High         Low
               -----------------------------------     --------     -------
               Quarter ended September 30, 1998        $27.0000     $8.0000
               Quarter ended December 31, 1998          12.8125      5.7500

        There were approximately 1,600 security holders of record as of March 15, 1999. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The statement of operations data set forth below with respect to the years ended June 30, 1996, 1997 and 1998, the six months ended December 31, 1998, and the balance sheet data at June 30, 1997 and 1998 and December 31, 1998 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere herein. The statement of operations data set forth below with respect to the years ended June 30, 1994 and 1995, and the balance sheet data at June 30, 1994, 1995, and 1996 are derived from audited financial statements not included in this Form 10-K. The unaudited statement of operations data set forth below with respect to the six months ended December 31, 1997 is derived from the Company's books and records and contain all adjustments consisting only of normal adjustments necessary for a fair presentation of the Company's financial position.

                                                         Year Ended June 30                                 Six Months Ended
                                                                                                               December 31
                                 -------------------------------------------------------------------    -----------------------
                                    1994          1995          1996          1997          1998           1997          1998
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
                                                             (in thousands, except per share amounts)
                                 ----------------------------------------------------------------------------------------------
                                                                                                        (unaudited)
STATEMENT OF OEPRATIONS DATA:
Revenues:
  License fees                   $  31,136     $  37,925     $  23,234     $  32,123       $57,577      $  21,747      $ 33,047
  Services                          16,854        20,250        21,817        27,420        40,406         17,973        30,428
  Business forms sales               6,720            -              -             -             -              -             -
  Royalty income                         -           692           619         1,208           505            195           241
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
    Total revenues                  54,710        58,867        45,670        60,751        98,488         39,915        63,716
Cost of revenues                    25,635        20,205        21,083        21,980        29,961         13,247        20,539
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
    Gross profit                    29,075        38,662        24,587        38,771        68,527         26,668        43,177
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
Operating expenses:
  Sales and marketing               25,961        21,007        21,334        26,024        38,177         14,999        23,030
  Software development              22,059        17,914        14,490        10,398        11,724          6,075         6,213
  General and administrative        10,350         5,569        16,270         6,030         7,145          3,406         3,897
  Charge for restructuring           6,741             -         5,568         1,600             -              -         5,950
  Charge for purchased
    research and development         3,570             -             -             -             -              -         6,384
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
    Total operating expenses        68,681        44,490        57,662        44,052        57,046         24,480        45,474
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
    Income (loss) from
      operations                   (39,606)       (5,828)      (33,075)       (5,281)       11,481          2,188        (2,297)
Charge for settlement of
  class action litigation
  and related expenses             (20,000)            -             -             -             -              -             -
Other income (expense), net            341(1)        103(2)       (132)(3)       873(1)      1,866(1)       1,139(4)        421 (1)
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
    Income (loss) before
      provision for income
      taxes                        (59,265)       (5,725)      (33,207)       (4,408)       13,347          3,327        (1,876)
Provision for income taxes             308            20             -             -             -              -           180
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
    Net income (loss)            $ (59,573)    $  (5,745)    $ (33,207)    $  (4,408)      $13,347      $   3,327      $ (2,056)
                                 =========     =========     =========     =========       -------      ---------      --------
Diluted net income (loss)
  per share                      $   (3.78)    $   (0.35)    $   (1.83)    $   (0.20)      $  0.45      $    0.11      $  (0.07)
                                 ---------     ---------     ---------     ---------       -------      ---------      --------
Weighted average shares             15,770        16,196        18,128        21,758        29,716         29,147        28,373
                                 =========     =========     =========     =========       =======      ========       ========

-------------------
(1)  Amount represents principally interest income.
(2) Amount represents principally interest income net of interest expense associated with the Company's $15,000,000 debenture.
(3) Amount represents principally interest expense associated with the Company's $15,000,000 debenture net of interest income.
(4) Amount represents principally interest income and an increase of approximately $298,000 in the fair value of an investment.

                                                              June 30,                                  December 31,
                                 -------------------------------------------------------------------    -----------
                                    1994          1995          1996          1997          1998           1998
                                 ---------     ---------     ---------     ---------       --------     ---------

BALANCE SHEET DATA:
Working capital (deficit)        $  (9,996)    $  24,443     $   3,438     $   3,808        22,319      $  59,106
Total assets                        48,479        66,691        41,640        43,156        67,988        212,277
Current portion of long-term
  obligations                        6,000             -             -             -             -              -
long-term obligations
Long-term obligations,  less
  current portion                   10,158        16,035           288           277            35          1,116
Stockholders' equity                 1,299        30,212        16,199        15,587        34,910        117,995

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

1997 ACQUISITIONS

        On June 30, 1997, the Company acquired Clientele Software, Inc. ("Clientele"), a privately held provider of help desk automation software based in Portland, Oregon. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was 0.19761 (i.e., each share of Clientele common stock converted into 0.19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele, which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

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

1998 ACQUISITION

        On December 31, 1998, at 11:59 p.m., California time, Merger Sub, which was a wholly owned subsidiary of the Company, was merged with and into DataWorks. At the Effective Time: (i) Merger Sub ceased to exist; (ii) DataWorks, as the surviving corporation in the Merger, became a wholly owned subsidiary of the Company and (iii) subject to the provisions of the Acquisition Agreement relating to the payment of fractional shares, each share of Common Stock of DataWorks, $0.001 par value per share existing immediately prior to the Effective Time was converted into the right to receive 0.794 shares (the "Exchange Ratio") of the Company's Common Stock, $0.001 par value per share. The Company issued 11,739,459 shares in the Merger to former stockholders of DataWorks. Because the Merger was effective on December 31, 1998, the financial results of the Company contained in this Transition Report represent the Company's consolidated amounts including the consolidated balance sheet of DataWorks but do not include the results of operations of DataWorks. See Note 2 to the Consolidated Financial Statements and Item 1, "Business - Merger with DataWorks."

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

        In June 1997, the Company underwent another restructuring as a result of the Clientele acquisition. This resulted in an additional restructuring charge of $1,600,000, which was recorded in the fourth quarter of fiscal 1997. Such amount included approximately $1,100,000 for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs.

        In December 1998, the Company underwent another restructuring as a result of the DataWorks Merger. This resulted in a restructuring charge of $5,950,000, which was recorded in the three months ended December 31, 1998. Such amount included approximately $5,500,000 for severance and other extended benefit costs related to a reduction in force of approximately 25 people, and approximately $450,000 in lease terminations and buyout costs related to the closure of duplicate facilities.

        During the six months ended December 31, 1998, the Company paid approximately $727,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings. At December 31, 1998, the Company has a $7,957,000 cash obligation related to severance and lease terminations and other costs of the 1996, 1997 and 1998 restructurings which the Company expects to fund from existing cash reserves and working capital during fiscal year 1999.

RESULTS OF OPERATIONS

        The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:


                                                                                                Six Months Ended
                                                       Year Ended June 30                         December 31
                                     -------------------------------------------------------   -------------------
                                       1994       1995        1996        1997       1998       1997       1998
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
                                                                    (in percents)
                                     -----------------------------------------------------------------------------
                                                                                            (unaudited)
Revenues:
  License fees...................      57          64         51          53         58          54        52
  Services.......................      31          35         48          45         41          45        48
  Business forms sales...........      12           -          -           -          -           -         -
  Royalty income.................      -            1          1           2          1           1         -
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
   Total revenues................     100         100        100         100        100         100       100
Cost of revenues.................      47          34         46          36         30          33        32
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
   Gross profit..................      53          66         54          64         70          67        68
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
Operating expenses:
  Sales and marketing............      47          36         47          43         39          38        36
  Software development...........      40          31         32          17         12          15        11
  General and administrative.....      19           9         36          10          7           9         6
  Charge for restructuring             12           -         12           3          -           -         9
  Charge for in-process research
    and development..............       7           -          -           -          -           -        10
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
   Total operating expenses......     125          76        127          73         58          62        72
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
   Income (loss) from operations.     (72)        (10)       (73)         (9)        12           5        (4)
Charge for settlement of class
  action litigation and related
  expenses                            (37)          -          -           -          -           -         -
Other income (expense), net......      -            -          -           2          2           3         1
                                     ---------   --------   ---------   ---------  ---------   -------   ---------
   Income (loss) before provision
    for income taxes.............    (109)        (10)       (73)         (7)        14           8        (3)
Provision for income taxes.......      -            -          -           -          -           -         -
                                     =========   ========   =========   =========  =========   =======   =========
   Net income (loss).............    (109)        (10)       (73)         (7)        14           8        (3)
                                     =========   ========   =========   =========  =========   =======   =========

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 TO THE SIX MONTHS ENDED DECEMBER 31, 1998

REVENUES

        Revenues were approximately $39,915,000 and $63,716,000 in the six months ended December 31, 1997 and 1998, respectively, representing an increase of approximately 60 percent in the six months ended December 31, 1998.

        License fee revenues were approximately $21,747,000 and $33,047,000 for the six months ended December 31, 1997 and 1998, respectively, representing an increase of 52 percent in the six months ended December 31, 1998. License fee revenues for the Company's PLATINUM ERA product, formerly PLATINUM SQL (including CLIENTELE) were approximately $18,076,000 and $28,720,000 for the six months ended December 31, 1997 and 1998, respectively, representing an increase of 59 percent in the six months ended December 31, 1998. The increase in revenues was primarily attributable to an overall increase in personnel in the direct sales force for the PLATINUM ERA product; the Company's broader product offering following the FocusSoft acquisition; the release of the CLIENTELE 3.0 product in February 1998, which included sales force functionality; the release of FocusSoft's version 5.0 product (now named PLATINUM ERA Advanced Distribution and Manufacturing) with enhanced distribution and manufacturing functionality; additional lead generation, telesales and marketing efforts and an increased effort to sell PLATINUM ERA internationally. License fee revenues for the Company's PLATINUM FOR WINDOWS and PLATINUM FOR DOS products were approximately $3,671,000 and $4,327,000 for the six months ended December 31, 1997 and 1998, respectively, representing an increase of 18 percent in the six months ended December 31, 1998. The increase in revenues was primarily due to increased domestic demand created by the commercial availability of a complete suite of the PLATINUM FOR WINDOWS modules. International license fee revenues increased from $5,924,000 in the six months ended December 31, 1997 to $10,530,000 in the six months ended December 31, 1998. The increase was due to an increased effort to sell PLATINUM ERA internationally.

        Services revenues, which include consulting, education, training, and maintenance and support services, increased 69 percent from $17,973,000 in the six months ended December 31, 1997 to $30,428,000 in the six months ended December 31, 1998. The increase was primarily attributable to the increase in installations. Also, the increase was attributable to an overall rise in the installed base of end-users of PLATINUM ERA and the increased effort to renew customers on maintenance contracts.

        The number of days sales outstanding was 76 days at June 30, 1998 as compared to 164 days at December 31, 1998. The increase in days sales outstanding was primarily attributable to the effect of purchase accounting treatment of the DataWorks Merger which provides for the inclusion of the accounts receivable of DataWorks, but not the revenue for DataWorks in the Company's financial statements. Excluding the receivables acquired from DataWorks, the number of days sales outstanding was 89 days at December 31, 1998. This increase was primarily due to giving longer payment terms on receivables due to competitive pressures.

        GROSS PROFIT

        Gross profit increased 62 percent from $26,668,000 in the six months ended December 31, 1997 to $43,177,000 in the six months ended December 31, 1998 and increased as a percentage of revenues from 67 percent to 68 percent, respectively. The increase in gross profit was due to higher license revenues which have higher margins than services revenues.

        OPERATING EXPENSES

        Total operating expenses increased from $24,480,000 for the six months ended December 31, 1997 to $33,140,000 for the six months ended December 31, 1998, excluding the charge for the 1998 restructuring and the charge for in-process research and development costs associated with the DataWorks Merger. Total operating expenses as a percentage of revenues were 62 percent and 53 percent for the six months ended December 31, 1997 and December 31, 1998, respectively, excluding the charge for the 1998 restructuring and the charge for in-process research and development costs associated with the DataWorks merger. Included in operating expenses for the six months ended December 31, 1997 were approximately $800,000 in charges for the FocusSoft acquisition. The increase in dollar amount was primarily attributable to an overall increase in direct sales personnel as well as additional commissions for the sales personnel as their quota was exceeded because additional commissions were paid as if the six months ended December 31, 1998 was the last six months of the commission plan year.

        Sales and marketing costs were approximately $14,999,000 and $23,030,000 in the six months ended December 31, 1997 and 1998, respectively, or approximately 38 percent and 36 percent of total revenues. The increase in the dollar amount of sales and marketing expenses was primarily due to the increase in the direct sales force for the PLATINUM ERA product.

        Software development costs were approximately $6,326,000 and $9,125,000 in the six months ended December 31, 1997 and 1998, respectively, or approximately 16 percent and 14 percent of total revenues, before capitalization of software costs of approximately $251,000 and $2,912,000. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a 5-year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs increased from 4 percent in the six months ended December 31, 1997 to 32 percent in the six months ended December 31, 1998. During the six months ended December 31, 1997, costs were capitalized for the creation of translation into different languages for the PLATINUM SQL and PLATINUM FOR WINDOWS products and for the Job Cost module for PLATINUM FOR WINDOWS and Job Shop and Engineer to Order for the PLATINUM SQL Advanced Distribution and Advanced Manufacturing applications. During the six months ended December 31, 1998, costs were capitalized for the creation of translations into different languages and localizations for the PLATINUM SQL product, the serial lot tracking feature for the PLATINUM FOR WINDOWS product, Year 2000 enhancements for the PLATINUM FOR DOS product and certain applications of the PLATINUM ERA 7.0 release.

        General and administrative expenses were approximately $3,406,000 and $3,897,000 in the six months ended December 31, 1997 and 1998, respectively, or approximately 9 percent and 6 percent of total revenues. The increase in dollar amount was primarily attributable to management bonuses and employee profit sharing accrued during the six months ended December 31, 1998 due to the Company's improved operating results as compared to no bonuses or profit sharing accrued during the six months ended December 31, 1997 due to historical operating losses.

        OTHER INCOME

        Other income was approximately $1,139,000 and $421,000 in the six months ended December 31, 1997 and 1998, respectively. Other income for the six months ended December 31, 1998 primarily represented interest earned on the Company's cash and cash equivalents and short-term investments net of foreign currency losses realized. Other income for the six months ended December 31, 1997 primarily represented interest earned on the Company's cash and cash equivalents and short-term investments as well as an increase of $298,000 in the fair value of an investment.

        PROVISION FOR INCOME TAXES

        The Company recorded no provision for income taxes in the six months ended December 31, 1997 and a provision of $180,000 during the six months ended December 31, 1998. The effective tax rate during these periods was 0 percent for both periods. During 1998, the effective tax rate was lower than the statutory federal income tax rate of 35 percent, primarily due to the inability to record benefits from current net operating losses. During 1997, the Company's tax expense was offset by the reduction of valuation allowances recorded in prior years as a result of the Company's profitability in the current year. As of December 31, 1998, the Company had provided a valuation allowance of approximately $51,334,000 because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company prior to fiscal 1998, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

COMPARISON OF THE YEAR ENDED JUNE 30, 1997 TO THE YEAR ENDED JUNE 30, 1998

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

        PROVISION FOR INCOME TAXES

        The Company recorded no provision for income taxes in fiscal years 1997 and 1998. The effective tax rate during these periods was 0 percent for both years. During 1997, the effective tax rate was lower than the statutory federal income tax rate of 35 percent, primarily due to the inability to record benefits from current net operating losses. During 1998, the Company's tax expense was offset by the reduction of valuation allowances recorded in prior years as a result of the Company's profitability in the current year. As of June 30, 1998, the Company had provided a valuation allowance of approximately $46,495,000 because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company prior to fiscal 1998, and the uncertainty as to profits in the future.

COMPARISON OF THE YEAR ENDED JUNE 30, 1996 TO THE YEAR ENDED JUNE 30, 1997

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

INFLATION AND FOREIGN CURRENCY EXCHANGE

        Inflation has not had a significant impact on the Company's operating results to date. The Company's foreign revenues are substantially denominated in the country's respective local currency. The Company's results of operations of its international subsidiaries are impacted by foreign currency fluctuations. Significant fluctuation in currency values could have an adverse effect on the Company's consolidated net revenues, gross margin and profitability.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $52,686,000. These resources increased by approximately $29,907,000 over the June 30, 1998 balance primarily due to the assets acquired in the DataWorks Merger and cash generated by operations offset, in part, by capital expenditures. The Company had working capital of $59,106,000 at December 31, 1998.

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

        COMPANY PRODUCTS. As a leading supplier of client/server enterprise resource planning software for the middle market, the Company is aware of the Year 2000 Problem and is committed to offering software products that are Year 2000 compliant. The Company presently believes that the current releases of its PLATINUM SQL, PLATINUM ERA and PLATINUM FOR WINDOWS software products are Year 2000 compliant. The Company's PLATINUM FOR DOS product, which was initially released in the mid-1980s was not Year 2000 compliant until the release of version 4.6 in August 1998. The version 4.6 release is being offered for free to all existing PLATINUM FOR DOS users on maintenance. The Company believes that the current releases of the products acquired in the DataWorks Merger are Year 2000 compliant, although formal testing of such products is presently in progress and is expected to be completed by June 30, 1999. There can be no assurance that the Company's products do not contain undetected errors associated with year 2000 date functions that may result in material costs to the Company. See "Certain Considerations - Risks Associated with Year 2000 Compliance."

        As part of its PLATINUM SQL, PLATINUM ERA and PLATINUM FOR WINDOWS product lines the Company resells certain products that are manufactured by third parties, both on an OEM and reseller basis. In addition, such products, in certain cases, include third party-technology. The Company has received assurances from such third parties regarding the Year 2000 compliance of the third party products. The Company is in the process of formally querying the suppliers of third products that are resold with or embedded in the DataWorks software products as to their progress in identifying and addressing Year 2000 Problems. It is possible that such formal inquiries will uncover unanticipated Year 2000 issues.

        INTERNAL TECHNOLOGY SYSTEMS. The Company's internal technology systems include telecommunications (phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. The Company has assessed the Year 2000 Problem with respect to telecommunications with the exception of its Louisville, Kentucky and New York offices. The assessment with respect to these offices is scheduled to be completed prior to July 31, 1999. The Company has identified fixes that need to be made to its telecommunications systems to make them Year 2000 compliant. These fixes relate primarily to upgrades to voice mail and phone systems at some of the Company's international offices and sales offices. It is anticipated that these fixes will be implemented by September 1, 1999 and fully tested by September 30, 1999. In addition, the Company has assessed approximately 90 percent of its hardware used for Year 2000 compliance and has not uncovered any material non compliance. The assessment of the remaining 10 percent is scheduled to be completed by July 31, 1999. The Company's principal software systems include accounting, customer support, order entry and desktop productivity (e-mail/word processing, spreadsheets, etc.). The Company uses Microsoft Corporation products for desktop productivity which have been certified by Microsoft as Year 2000 compliant with minor issues. The Company, for the most part, uses its own products for its accounting, order entry and customer support software needs. Certain former DataWorks offices use third party accounting software and the Company is in the process of converting to its own accounting software for internal use.

        NONINTERNAL TECHNOLOGY SYSTEMS. Noninternal technology systems include security systems, elevators and other systems which contain an embedded computer or computer like device which is used to control the operation of plant, machinery and equipment. Most of embedded systems on which the Company relies in its daily operations are owned and managed by the lessors of the facilities in which the Company's operations are located. The Company has not assessed completely whether there are any Year 2000 Problems with its noninternal technology systems and anticipates that the full assessment will be completed by July 31, 1999. To date, the Company has incurred approximately $100,000 in Year 2000 remediation costs, which was funded from working capital. The Company expects to incur an additional $225,000 by September 1, 1999 to upgrade voice mail and phone systems at some of the Company's international offices and sales offices. Also, the Company is in the process of engaging a third party consulting firm to assist with Year 2000 readiness efforts and anticipates incurring additional fees for the consulting services. The Company is in the process of completing a contingency plan for its internal and non-internal technology systems which it expects to complete by September 1, 1999.

        THIRD PARTY RELATIONSHIPS. The Company has over 350 resellers of its software products, including distributors and VARs. No one of the resellers is responsible for a material amount of the Company's license fees. The Company, from time to time, queries its resellers as to their progress in identifying and addressing Year 2000 Problems. Although the Company feels confident that its internal technology will be Year 2000 ready, the Company does recognize that it is vulnerable, as are most organizations, to the inability of significant suppliers and utility organizations to become Year 2000 ready. For example, the failure or interruption of electrical services would disrupt the Company's ability to communicate with its customers, suppliers, business partners and others and would adversely affect the Company's operations.

        FORWARD LOOKING STATEMENTS. The Company has made forward looking statements regarding its Year 2000 readiness and anticipated dates for completion of assessment, testing, and implementation of fixes. The Company has described many of the risks associated with the these forward looking statements. See "Certain Considerations - Risks Associated with Year 2000 Compliance." The Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward looking statements. This is especially the case because many aspects of Year 2000 readiness are outside the control of the Company, such as the performance of third party suppliers. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Year 2000 problems in a timely manner to avoid materially adversely affecting its operations or business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only corporate debt securities and municipal bonds.

        FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. Although international revenues approximated 27% of the Company's total revenues for the six months ended December 31, 1998, less than 20% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues; however the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data of the Company required by this Item are set forth at the pages indicated at Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes or disagreements with respect to the Company's independent accountants during the six months ended December 31, 1998.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 29, 1999 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 29, 1999 Annual Meeting of Stockholders entitled "Executive Compensation."

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 29, 1999 Annual Meeting of Stockholders entitled "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 29, 1999 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

                          Index to Financial Statements

                                                                                 Page
                                                                                 ----
    Report of Independent Auditors..............................................  44

    Consolidated Balance Sheets as of June 30, 1997, June 30, 1998
    and December 31, 1998.......................................................  45

    Consolidated Statements of Operations for the years ended June 30,
    1996, 1997 and 1998 and the six months ended December 31, 1997
    (unaudited) and 1998........................................................  46

    Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 1996, 1997, 1998 and the six months ended December 31, 1998........  47

    Consolidated Statements of Cash Flows for the years ended June 30, 1996,
    1997 and 1998 and the six months ended December 31, 1997 (unaudited)
    and 1998....................................................................  48

    Notes to Consolidated Financial Statements..................................  49

            (2) Financial Statement Schedules

                     Index to Financial Statement Schedules

    Report of Independent Auditors..............................................  63

    Schedule II - Valuation and Qualifying Accounts.............................  64

        All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

               (3)    Exhibits

                                Index to Exhibits


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
    2.1        Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E.
               Yocum, Pamela Yocum, William L. Mulert (Schedules not included pursuant to
               Rule 601(b)(2) of Reg. S-K)                                                    (9)
    2.2        Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo,
               Michael Zimmerman and Joseph Brumleve.  (Schedules not included pursuant
               to Rule 601(b)(2) of Reg. S-K)                                                (11)
    2.3        Agreement and Plan of Reorganization by and among the Company, Zoo
               Acquisition Corp. and DataWorks Corporation, dated as of October 13,
               1998, as amended as of October 30, 1998. (Schedules not included pursuant
               to Rule 601(b)(2) of Reg. S-K)                                                (14)
    3.1        Second Restated Certificate of Incorporation of the Company.                   (1)
    3.2        Certificate of Amendment to Second Restated Certificate of Incorporation
               of the Company                                                                (10)
    3.3        Amended and Restated Bylaws of the Company, as currently in effect.            (8)
    3.6        Specimen Certificate of Common Stock.                                          (2)
    4.1        Certificate of Designation of Rights, Preferences and Privileges of
               Series A Junior Participating Preferred Stock                                  (4)
    4.2        Certificate of Designation of Preferences of Series B Preferred Stock          (5)
    4.3        Certificate of Designation of Preferences of Series C Preferred Stock          (6)
    10.1       Platinum Software Corporation Incentive Stock Option, Nonqualified Stock
               Option and Restricted Stock Purchase Plan - 1990 (the "1990 Plan").            (2)
    10.2       Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
    10.3       Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
    10.4       Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
    10.5       Form of Indemnification Agreement for Officers and Directors of the
               Company.                                                                       (2)
    10.6       Platinum Software Corporation Employee Stock Purchase Plan, as amended.        (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
               Nonqualified Stock Option Plan.
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted         (5)
               Stock Purchase Plan.
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.28       Stock Purchase Agreement dated September 22, 1994 between the Company and
               the Series B Preferred Stock Investors                                         (6)
   10.29       Registration Rights Agreement dated September 22, 1994 between the
               Company and the Series B Preferred Stock Investors                             (6)
   10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.31       Amendment to Registration Rights Agreement dated May 26, 1995 between the
               Company and the Series C Preferred Stock Investors                             (6)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted  Stock  Purchase  Agreement  between  the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted  Stock  Purchase  Agreement  between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)
   10.43       Restricted  Stock  Purchase  Agreement  between  the Company and Ken Lally
               dated as of April 10, 1996.                                                    (7)
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan.                                          (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.                     (15)
   10.49       Software Distribution License Agreement with FRx Software Corporation,  as
               amended to date.                                                              (15)


 Exhibit No.                                  Description                                  Location
 -----------                                  -----------                                  --------
   10.50       Executive Employment Agreement, effective as of October 13, 1998 between
               the Company and Stuart W. Clifton.                                            (16)
   10.51       Noncompetition Agreement, effective as of October 13, 1998 between the
               Company and Stuart W. Clifton                                                 (16)
   10.52       DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")              (17)
   10.53       Forms of Incentive  Stock Option and Nonstatutory Stock Option under the
               Equity Plan                                                                   (17)
   10.54       DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended           (18)
   10.55       Sublease Agreement dated November 22, 1991 between DataWorks and Titan
               Corporation ("Sublease")                                                      (17)
   10.56       First Amendment to Sublease dated December 1, 1994                            (17)
   10.57       Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real
               Estate Limited Partnership                                                    (19)
   10.58       1995 Stock Option Plan, as amended of Interactive (the "Interactive Option
               Plan")                                                                        (20)
   10.59       Form of Incentive Stock Option Plan under the Interactive Option Plan         (21)
   10.60       Warrant to purchase common stock by DataWorks to Cruttenden Roth
               Incorporated                                                                  (21)
   10.61       Lease between James S. Hekiman and William Finard, as Trustees of the
               Burlington Woods Office Trust No. 11 under a declaration of trust dated
               September 10, 1980 and Interactive dated September 23, 1991                   (21)
   10.62       1997 Nonstatutory Stock Plan of Interactive                                   (22)
   10.63       Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998
    21.1       Subsidiaries of the Company.
    23.1       Consent of Ernst & Young LLP.
    24.1       Power of Attorney (included on the signature page of this Annual
               Report on Form 10-K).
    27.1       Financial Data Schedule

                  Executive Compensation Plans and Arrangements

 Exhibit No.                                  Description                                  Location
 ----------                                   -----------                                  --------
   10.1        1990 Plan                                                                      (2)
   10.2        Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)
   10.3        Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.       (2)
   10.4        Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)
   10.10       1993 Nonqualified Stock Option Plan                                            (3)
   10.11       Form of Nonqualified Stock Option Agreement pertaining to the 1993
               Nonqualified Stock Option Plan.                                                (3)
   10.12       1994 Incentive Stock Option, Non-qualified Stock Option and Restricted
               Stock Purchase Plan.                                                           (5)
   10.13       Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.      (5)
   10.33       Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)
   10.34       Restricted Stock Purchase Agreement between the Company and L. George
               Klaus dated as of February 7, 1996.                                            (7)
   10.35       Employment Offer letter with William L. Pieser dated February 7, 1996.         (7)
   10.36       Restricted Stock Purchase Agreement between the Company and William L.
               Pieser dated as of February 7, 1996.                                           (7)
   10.42       Employment offer letter with Ken Lally dated as of April 1, 1996               (7)
   10.43       Restricted Stock Purchase Agreement between the Company and Ken Lally
               dated as of April 10, 1996                                                     (7)
   10.44       1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.       (12)
   10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)
   10.47       1997 Nonqualified Stock Option Plan.                                          (13)
   10.48       Amended and Restated 1998 Nonqualified Stock Option Plan.                     (15)
   10.50       Executive Employment Agreement, effective as of October 13, 1998 between
               the Company and Stuart W. Clifton.                                            (16)
   10.51       Noncompetition Agreement, effective as of October 13, 1998 between the
               Company and Stuart W. Clifton                                                 (16)
   10.52       DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")              (17)
   10.53       Forms of Incentive Stock Option and  Nonstatutory  Stock Option under the     (17)
               Equity Plan
   10.54       DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended           (18)
   10.58       1995 Stock Option Plan, as amended of Interactive (the "Interactive
               Option Plan")                                                                 (20)
   10.59       Form of Incentive Stock Option Plan under the Interactive Option Plan         (21)
   10.62       1997 Nonstatutory Stock Plan of Interactive                                   (22)

--------------
 (1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-57294.

 (2) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-51566.

 (3) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

 (4) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated April 14, 1994.

 (5) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

 (6) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

 (7) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 (8) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

 (9) Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated June 30, 1997.

(10) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11) Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated November 14, 1997.

(12) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(13) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 333-41321.

(14)  Incorporated by reference to the referenced exhibit to the Company's
      Schedule 13D filed with the SEC on October 23, 1998, as amended.

(15) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(16) Incorporated by reference to Company's Registration Statement on Form S-4, Reg. No. 333-67577.

(17) Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(18) Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(19) Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20) Incorporated by reference to the referenced exhibit to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(21) Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(22) Incorporated by reference to the referenced exhibit to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

        (b) Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated October 27, 1998 to report under Item 5, "Other Events", the Company's results for the quarter ended September 30, 1998. In addition, the Company filed a current report on Form 8-K, dated December 30, 1998 to report under Item 2, "Acquisition or Disposition of Assets", the Merger with DataWorks Corporation and to also report under Item 8, "Change in Fiscal Year" the change in the Company's fiscal year end from June 30 to December 31. The Company also filed an amendment to the December 30, 1998 Current Report on Form 8-K/A to include the financial statements required by Item 7 in connection with the DataWorks Merger.


The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: PLATINUM, CLIENTELE, and SEQUEL TO PLATINUM. CLIENTELE is a registered trademark of the Company. PLATINUM and SEQUEL TO PLATINUM are registered trademarks of PLATINUM TECHNOLOGY International, INC. All other product names are trademarks or registered trademarks of their respective companies.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 26, 1999.

                                           PLATINUM SOFTWARE CORPORATION


                                          By: /s/ L. GEORGE KLAUS
                                              ----------------------------------
                                              L. George Klaus
                                              President, Chief Executive Officer
                                              and Chairman of the Board

                                POWER OF ATTORNEY

        We, the undersigned directors and officers of Platinum Software Corporation, do hereby constitute and appoint L. George Klaus our true and lawful attorney and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Transition Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                                TITLE                           DATE
         ---------                                -----                           ----
/s/ L. GEORGE KLAUS                      Chairman of the Board,              March 26, 1999
------------------------------           Chief Executive Officer
L. George Klaus                          and President
                                         (Principal Executive Officer)


/s/ PAUL G. MAZZARELLA                   Vice President, Corporate           March 26, 1999
------------------------------           Controller
Paul G. Mazzarella                       (Principal Accounting Officer)


/s/ NORMAN R. FARQUHAR                   Executive Vice President, Chief     March 26, 1999
-----------------------------            Financial Officer
Norman R. Farquhar                       (Principal Financial Officer)


/s/ W. DOUGLAS HAJJAR                    Director                            March 26, 1999
-----------------------------
W. Douglas Hajjar


/s/ L. JOHN DOERR                        Director                            March 26, 1999
-----------------------------
L. John Doerr


/s/ ARTHUR J. MARKS                      Director                            March 26, 1999
-----------------------------
Arthur J. Marks


/s/ DONALD R. DIXON                      Director                            March 26, 1999
-----------------------------
Donald R. Dixon


                                         Director
-----------------------------
Stuart W. Clifton

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Platinum Software Corporation

We have audited the accompanying consolidated balance sheets of Platinum Software Corporation as of June 30, 1997 and 1998, and December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998 and the six months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Software Corporation as of June 30, 1997 and 1998 and December 31, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, and the six months ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                   /s/ ERNST & YOUNG LLP

Orange County, California
February 2, 1999

                          PLATINUM SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                           Jun. 30,      Jun. 30,      Dec. 31,
                                                             1997         1998          1998
                                                          ---------     ---------     ------ --
                       ASSETS
Current assets:
  Cash and cash equivalents                               $   6,724     $  11,251     $  22,175
  Short-term investments                                      9,542        11,528        30,511
  Accounts receivable, net of allowance for doubtful
    accounts of $6,263, $5,159 and $11,795 at
    June 30, 1997, June 30, 1998 and December 31,
    1998, respectively                                       11,976        28,929        84,789
  Inventories                                                   481           803           971
  Prepaid expenses and other                                  2,377         2,851        13,826
                                                          ---------     ---------     ---------
        Total current assets                                 31,100        55,362       152,272
Property and equipment, net                                   8,587         8,688        13,388
Software development costs, net of accumulated
  amortization of $3,495, $4,551 and $4,976 at
  June 30, 1997, June 30, 1998 and December 31,
  1998, respectively                                          2,660         2,851         5,572
Intangible assets, net of accumulated amortization
    of $4,200, $4,272 and $4,300 at June 30, 1997,
    June 30, 1998 and December 31, 1998, respectively           278           206        32,056
Other assets                                                    531           881         8,989
                                                          ---------     ---------     ---------
                                                          $  43,156     $  67,988     $ 212,277
                                                          =========     =========     =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $   4,752     $   3,571     $  16,490
  Accrued restructuring costs                                 2,609         1,280         7,957
  Accrued severance and merger costs                             --            --         7,133
  Accrued compensation and payroll taxes                      3,131         7,244        15,932
  Other accrued expenses                                      5,162         4,922         8,809
  Deferred revenue                                           11,638        16,026        36,845
                                                          ---------     ---------     ---------
        Total current liabilities                            27,292        33,043        93,166
                                                          ---------     ---------     ---------
Long-term liabilities                                           277            35         1,116
                                                          ---------     ---------     ---------

Commitments and Contingencies (Note 3)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000
     shares authorized:
       Series A preferred stock, none issued and
         outstanding at June 30, 1997, June 30,
         1998 and December 31, 1998                              --            --            --
       Series B preferred stock, 2,435,000, 1,439,750
         and 0 shares issued and outstanding at
         June 30, 1997, June 30, 1998 and December 31,
         1998, respectively                                  13,466         7,962            --
       Series C preferred stock, 213,803, 162,020 and
         95,305 shares issued and outstanding at
         June 30, 1997, June 30, 1998 and December 31,
         1998, respectively                                  16,826        12,751         7,501
   Common stock, $.001 par value: 60,000,000 shares
     authorized, 22,584,610, 26,142,715 and 40,196,832
     shares issued outstanding at June 30, 1997,
     June 30, 1998 and December 31, 1998, respectively           22            26            40
  Additional paid-in capital                                116,745       134,550       232,042
  Less: Notes receivable from officers for issuance of
    restricted stock                                        (11,563)      (11,563)      (11,563)
  Accumulated other comprehensive income (loss)                 393        (1,092)         (245)
  Accumulated deficit                                      (120,302)     (107,724)     (109,780)
                                                          ---------     ---------     ---------
        Total  stockholders' equity                          15,587        34,910       117,995
                                                          ---------     ---------     ---------
                                                          $  43,156     $  67,988     $ 212,277
                                                          =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                         Six Months Ended
                                                   Year Ended June 30,                      December 31,
                                         ---------------------------------------      -----------------------
                                           1996           1997           1998           1997          1998
                                         --------       --------       ---------      --------       --------
                                                                                    (unaudited)
Revenues:
  License fees                           $ 23,234       $ 32,123       $ 57,577       $ 21,747       $ 33,047
  Services                                 21,817         27,420         40,406         17,973         30,428
  Royalty income                              619          1,208            505            195            241
                                         --------       --------       --------       --------       --------
    Total revenues                         45,670         60,751         98,488         39,915         63,716
                                         --------       --------       --------       --------       --------
Cost of revenues:
  Cost of license fees                      4,117          5,159          5,990          2,486          4,808
  Cost of  services                        16,966         16,821         23,971         10,761         15,731
                                         --------       --------       --------       --------       --------
      Total cost of revenues               21,083         21,980         29,961         13,247         20,539
                                         --------       --------       --------       --------       --------
        Gross profit                       24,587         38,771         68,527         26,668         43,177
                                         --------       --------       --------       --------       --------
Operating expenses:
  Sales and marketing                      21,334         26,024         38,177         14,999         23,030
  Software development                     14,490         10,398         11,724          6,075          6,213
  General and administrative               16,270          6,030          7,145          3,406          3,897
  Charge for restructuring                  5,568          1,600             --             --          5,950
  Charge for in-process research
    and development                            --             --             --             --          6,384
                                         --------       --------       --------       --------       --------
      Total operating expenses             57,662         44,052         57,046         24,480         45,474
                                         --------       --------       --------       --------       --------
      Income (loss) from operations       (33,075)        (5,281)        11,481          2,188         (2,297)
                                         --------       --------       --------       --------       --------

Other income (expense):
  Interest income                             949            835            940            726            474
  Interest expense                         (1,344)           (71)           (39)           (30)           (90)
  Other                                       263            109            965            443             37
                                         --------       --------       --------       --------       --------
      Total other income (expense)           (132)           873          1,866          1,139            421
                                         --------       --------       --------       --------       --------
    Income (loss) before provision
      for income taxes                    (33,207)        (4,408)        13,347          3,327         (1,876)
Provision for income taxes                     --             --             --             --            180
                                         --------       --------       --------       --------       --------
    Net income (loss)                    $(33,207)      $ (4,408)      $ 13,347       $  3,327       $ (2,056)
                                         ========       ========       ========       ========       ========

Basic net income (loss) per share        $  (1.83)      $  (0.20)      $   0.56       $   0.15       $  (0.07)
                                         ========       ========       ========       ========       ========

Shares used in computing basic net
income (loss) per share                    18,128         21,758         23,956         22,727         28,373
                                         ========       ========       ========       ========       ========
Diluted net income (loss) per share      $  (1.83)      $  (0.20)      $   0.45       $   0.11          (0.07)
                                         ========       ========       ========       ========       ========
Shares used in computing diluted
net income (loss) per share                18,128         21,758         29,716         29,147         28,373
                                         ========       ========       ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                          PLATINUM SOFTWARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     Series A              Series B                Series C
                                 Preferred Stock        Preferred Stock         Preferred Stock         Common Stock
                                 ---------------       ------------------      ------------------   ---------------------
                                 Shares   Amount       Shares      Amount      Shares      Amount      Shares      Amount
                                 ------   ------       ------      ------      ------      ------      ------      ------
Balance, June 30, 1995              --        --      2,490,000    $13,770    $231,598    $ 18,226   16,538,685   $    16
Net loss                            --        --             --         --          --          --           --        --
Foreign currency translation
   adjustments                      --        --             --         --          --          --           --        --
Issuance of restricted stock        --        --             --         --          --          --    2,950,000         3
Conversion of debenture             --        --             --         --          --          --    1,528,988         2
Exercise of warrants                --        --             --         --          --          --       60,750        --
Employee stock purchases            --        --             --         --          --          --       47,711        --
Exercise of stock options           --        --             --         --          --          --      345,738        --
                               -------   -------   ------------    -------    --------    --------   ----------   -------
Balance, June 30, 1996              --        --      2,490,000     13,770     231,598      18,226   21,471,872        21
Net loss                            --        --             --         --          --          --           --        --
Foreign currency translation
   adjustments                      --        --             --         --          --          --           --        --
Subchapter S distributions
   to FocusSoft shareholders        --        --             --         --          --          --           --        --
Conversion of Series B
    Preferred Stock                 --        --        (55,000)      (304)         --          --       55,000        --
Conversion of Series C
    Preferred Stock                 --        --             --         --     (17,795)     (1,400)     177,950        --
Issuance of Common Stock            --        --             --         --          --          --        6,600        --
Exercise of warrants                --        --             --         --          --          --       55,000        --
Employee stock purchases            --        --             --         --          --          --       41,540        --
Exercise of stock options           --        --             --         --          --          --      776,648         1
                               -------   -------   ------------    -------    --------    --------   ----------   -------
Balance, June 30, 1997              --        --      2,435,000     13,466     213,803      16,826   22,584,610        22
Net income                          --        --             --         --          --          --           --        --
Foreign currency translation
   adjustments                      --        --             --         --          --          --           --        --
Subchapter S distributions
   to FocusSoft shareholders        --        --             --         --          --          --           --        --
Conversion of Series B
   Preferred Stock                  --        --       (995,250)    (5,504)         --          --      995,250         1
Conversion of Series C
   Preferred Stock                  --        --             --         --     (51,783)     (4,075)     517,830         1
Employee stock purchases            --        --             --         --          --          --       45,968        --
Exercise of stock options           --        --             --         --          --          --    1,999,057         2
                               -------   -------   ------------    -------    --------    --------   ----------   -------
Balance, June 30, 1998              --        --      1,439,750      7,962     162,020      12,751   26,142,715        26
Net loss                            --        --             --         --          --          --           --        --
Common stock issued in
   connection with the
   DataWorks Merger                 --        --             --         --          --          --   11,739,459        12
Foreign currency translation
   adjustments                      --        --             --         --          --          --           --        --
Conversion of Series B
   Preferred Stock                  --        --     (1,439,750)    (7,962)         --          --    1,439,750         1
Conversion of Series C
   Preferred Stock                  --        --             --         --     (66,715)     (5,250)     667,150         1
Employee stock purchases            --        --             --         --          --          --       52,731        --
Exercise of stock options           --        --             --         --          --          --      155,027        --
                               -------   -------   ------------    -------    --------    --------   ----------   -------
Balance, December 31, 1998                    --             --    $    --    $ 95,305    $  7,501   40,196,832   $    40
                               =======   =======   ============    =======    ========    ========   ==========   =======

                                                        Accumulated                 Total
                                            Notes          Other                    Stock-
                              Additional  Receivable   Comprehensive               holders'  Comprehensive
                                Paid-in      from         Income    Accumulated    Equity        Income
                                Capital    Officers       (Loss)      Deficit     (Deficit)      (Loss)
                               ---------   ---------    ---------    ---------    ---------     --------
Balance, June 30, 1995         $  80,424   $      --    $     404    $ (82,628)   $  30,212     $
Net loss                              --          --           --      (33,207)     (33,207)     (33,207)
Foreign currency translation
   adjustments                        --          --          (55)          --          (55)         (55)
Issuance of restricted stock      11,560     (11,563)          --           --           --
Conversion of debenture           17,046          --           --           --       17,048
Exercise of warrants                 244          --           --           --          244
Employee stock purchases             269          --           --           --          269
Exercise of stock options          1,688          --           --           --        1,688
                               ---------   ---------    ---------    ---------    ---------     --------
Balance, June 30, 1996           111,231     (11,563)         349     (115,835)      16,199    $ (33,262)
                                                                                               =========
Net loss                              --          --           --       (4,408)      (4,408)      (4,408)
Foreign currency translation
   adjustments                        --          --           44           --           44           44
Subchapter S distributions
   to FocusSoft shareholders          --          --           --          (59)         (59)
Conversion of Series B
    Preferred Stock                  304          --           --           --           --
Conversion of Series C
    Preferred Stock                1,400          --           --           --           --
Issuance of Common Stock              --          --           --           --           --
Exercise of warrants                 399          --           --           --          399
Employee stock purchases             237          --           --           --          237
Exercise of stock options          3,174          --           --           --        3,175
                               ---------   ---------    ---------    ---------    ---------    ---------
Balance, June 30, 1997           116,745     (11,563)         393     (120,302)      15,587    $  (4,364)
                                                                                               =========
Net income                            --          --           --       13,347       13,347       13,347
Foreign currency translation
   adjustments                        --          --       (1,485)          --       (1,485)      (1,485)
Subchapter S distributions
   to FocusSoft shareholders          --          --           --         (769)        (769)
Conversion of Series B
   Preferred Stock                 5,503          --           --           --           --
Conversion of Series C
   Preferred Stock                 4,074          --           --           --           --
Employee stock purchases             435          --           --           --          435
Exercise of stock options          7,793          --           --           --        7,795
                               ---------   ---------    ---------    ---------    ---------    ---------
Balance, June 30, 1998           134,550     (11,563)      (1,092)    (107,724)      34,910    $  11,862
                                                                                               =========
Net loss                              --          --           --       (2,056)      (2,056)      (2,056)
Common stock issued in
   connection with the
   DataWorks Merger               83,194          --           --           --       83,206
Foreign currency translation
   adjustments                        --          --          847           --          847          847
Conversion of Series B
   Preferred Stock                 7,961          --           --           --           --
Conversion of Series C
   Preferred Stock                 5,249          --           --           --           --
Employee stock purchases             490          --           --           --          490
Exercise of stock options            598          --           --           --          598
                               ---------   ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1998     $ 232,042   $ (11,563)   $     245)   $(109,780)     117,995    $  (1,209)
                               =========   =========    =========    =========    =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                          PLATINUM SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Six Months Ended
                                                     Year Ended June 30,                 December 31,
                                               ---------------------------------    ----------------------
                                                1996         1997        1998         1997          1998
                                               --------    --------     --------    ---------     --------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $(33,207)    $ (4,408)    $ 13,347     $  3,327     $ (2,056)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                  6,431        5,822        5,126        2,732        3,496
  Provision for doubtful accounts
    receivable                                   6,623        2,095        1,561        1,048        1,263
      Provision for doubtful notes               2,940           --           --           --           --
        receivable from divestitures
      Interest expense on debenture
        issued in connection with
        class action settlement                  1,236           --           --           --           --
      Charge for restructuring                   5,568        1,600           --           --        5,950
      Charge for in-process research and
         development                                --           --           --           --        6,384
      Change in operating assets and
        liabilities, net of effects of
        DataWorks Merger:
        (Increase) decrease in accounts
           receivable                           (1,322)      (6,197)     (18,514)      (4,543)      (4,909)
        (Increase) decrease in inventories         212          (21)        (322)        (213)        (168)
        (Increase) decrease in prepaid
          expenses and other                       111          176         (474)        (603)      (5,752)
        (Increase) decrease in other
          assets                                    91          (62)        (350)         (42)        (676)
        Increase (decrease) in accounts
          payable                                  (58)         693       (1,181)      (1,384)       1,065
        Increase (decrease) in accrued
          restructuring costs                   (2,683)        (912)      (1,329)        (636)        (727)
        Increase (decrease) in other
          accrued expenses                       1,998          400        3,873       (1,715)         (29)
        Increase (decrease) in deferred
          revenue                                2,587          359        4,388          (58)       3,137
                                              --------     --------     --------     --------     --------
               Cash provided by (used in)
                 operating activities           (9,473)        (455)       6,125       (2,087)       6,978
                                              --------     --------     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in the DataWorks Merger             --           --           --           --       13,018
  Capital expenditures                          (2,795)      (3,035)      (4,099)      (1,326)      (3,670)
  Capitalized software development costs          (371)      (1,457)      (1,247)        (251)      (2,912)
  Purchase of short-term investments           (13,192)     (10,500)     (13,500)      (1,000)      (4,086)
  Sale of short-term investments                 8,099       11,056       11,514        2,481           --
  Payments received on notes receivable
    from divestitures                            1,016          825           --           --           --
  Other                                           (143)        (285)        (242)        (217)         (17)
                                              --------     --------     --------     --------     --------
               Cash provided by (used in)
                 investing activities           (7,386)      (3,396)      (7,574)        (313)       2,333
                                              --------     --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Subchapter S distributions to FocusSoft
    shareholders                                    --          (59)        (769)        (769)          --
  Exercise of stock options                      1,382        3,175        7,795          439          598
  Exercise of warrants                             186          399           --           --           --
  Employee stock purchases                         269          237          435          231          490
  (Increase) decrease in restricted cash          (530)       1,006           --           --           --
                                              --------     --------     --------     --------     --------
               Cash provided by (used in)
                 financing activities            1,307        4,758        7,461          (99)       1,088
                                              --------     --------     --------     --------     --------
EFFECT OF EXCHANGE RATES ON CASH                   (55)          44       (1,485)         241          525
                                              --------     --------     --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                    (15,607)         951        4,527       (2,258)      10,924
CASH AND CASH EQUIVALENTS, beginning of
  period                                        21,380        5,773        6,724        6,724       11,251
                                              --------     --------     --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period      $  5,773     $  6,724     $ 11,251     $  4,466     $ 22,175
                                              ========     ========     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 30, 1996, 1997, 1998 AND DECEMBER 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Company Operations and Basis of Presentation

        Platinum Software Corporation, a Delaware corporation, and its subsidiaries design, develop, market and support a broad range of client/server enterprise resource planning software for use by businesses of all sizes worldwide. The consolidated financial statements include the accounts of Platinum Software Corporation and all of its subsidiaries. The consolidated balance sheets also include the net assets acquired from the DataWorks Merger. (See Note 2) The amounts disclosed for the six months ended December 31, 1997 are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The term "Company" used herein means Platinum Software Corporation and its subsidiaries, unless otherwise indicated by the context.

    b.  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

    c.  Short-term Investments

        The Company accounts for its investment securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115). Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Realized and unrealized holding gains and losses on securities classified as available-for-sale are not material.

        The Company classifies its short-term investments as available-for-sale securities and carries them at their fair market value. At December 31, 1998, short-term investments consisted of debt securities and municipal bonds with interest rates ranging from 3.25 percent to 7.38 percent. At June 30, 1997 and 1998 and December 31, 1998, short-term investments are as follows:

                                        Gross Unrealized
                             Cost            Losses          Fair Value
                            -------     ----------------     ----------
                                          (in thousands)
June 30, 1997:
Corporate debt securities   $ 9,664          $   122          $ 9,542
                            =======          =======          =======

June 30, 1998:
Corporate debt securities   $11,538          $    10          $11,528
                            =======          =======          =======

December 31, 1998:
Corporate debt securities   $15,674          $    60          $15,614
Municipal bonds              14,907               10           14,897
                            -------          -------          -------
        Total               $30,581          $    70          $30,511
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

        In October 1997 the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which superseded SOP 91-1. The Company has adopted SOP 97-2, as amended, for software transactions entered into after July 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

    e.  Product Returns

        The Company permits VARs and other software distributors to return certain products that were returned by the end-user customers and allows a 30-day return period for certain customers. The Company establishes reserves for such estimated product returns. Such product return reserve is included within the allowance for doubtful accounts and was $660,000 at June 30, 1997, $190,000 at June 30, 1998 and $725,000 at December 31, 1998.

    f.  Inventories

        The Company's inventories consist of software modules in diskette and CD-ROM form ready for shipment, and manuals, and are stated at the lower of cost (first-in, first-out) or market.

    g.  Property and Equipment

        The following summarizes the components of property and equipment, at cost, as of June 30, 1997 and 1998 and December 31, 1998:

                                                June 30,            December 31
                                        -----------------------    ------------
                                          1997           1998          1998
                                        --------       --------      --------
                                                  (in thousands)
  Computer equipment                    $ 19,039       $ 22,222      $ 27,612
  Furniture and fixtures                   3,605          3,653         4,873
  Leasehold improvements                   1,851          2,719         3,852
                                        --------       --------      --------
                                          24,495         28,594        36,337
  Accumulated depreciation and
    amortization                         (15,908)       (19,906)      (22,949)
                                        --------       --------      --------
                                        $  8,587       $  8,688      $ 13,388
                                        ========       ========      ========

        Depreciation is computed under the straight-line method over the estimated useful lives of the assets ranging from 2 to 5 years. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard had no material impact on the Company's consolidated financial statements.

   h.   Software Development Costs

        Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release to customers over the expected useful life of the respective products, which is generally 5 years. Amortization of software development costs is included in cost of license fees and totaled $942,000, $1,047,000 and $1,056,000 for the years ended June 30, 1996, 1997 and 1998, respectively, and $553,000 and $425,000 for the six months ended December 31, 1997 and 1998, respectively.

   i.   Intangible Assets

        Intangible assets are amortized over the estimated economic life of the asset. Amortization of acquired technology is included in cost of license fees and totaled $891,000, $1,084,000 and $72,000 for the years ended June 30, 1996,
1997 and 1998, respectively, and $45,000 and $28,000 for the six months ended December 31, 1997 and 1998, respectively.

        The following summarizes the components of intangible assets, at cost, as of June 30, 1997 and 1998 and December 31, 1998:

                                            June 30                   December 31
                                  ---------------------------         -----------
                                    1997               1998              1998
                                  --------           --------           --------
                                                   (in thousands)
Acquired technology               $  4,478           $  4,478           $ 23,533
Customer base                           --                 --              8,710
Assembled workforce                     --                 --              4,113
                                  --------           --------           --------
                                     4,478              4,478             36,356
Accumulated amortization            (4,200)            (4,272)            (4,300)
                                  --------           --------           --------
                                  $    278           $    206           $ 32,056
                                  ========           ========           ========

   j.   Advertising Costs

        The Company expenses production costs of advertising upon the first showing. Other advertising costs are expensed as incurred. Advertising expense totaled $867,000, $1,490,000 and $1,034,000 for the years ended June 30, 1996,
1997 and 1998, respectively and $140,000 and $771,000 for the six months ended December 31, 1997 and 1998, respectively.

   k.   Foreign Currency Translation

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

   l.   Concentration of Credit Risks and Major Customer Data

        The Company sells its products to VARs and other software distributors generally under credit terms ranging from 30 to 90 days. Also, the Company presently sells its products directly to end-users generally requiring a significant up-front payment and remaining credit terms of 30 to 60 days. The Company believes no significant concentrations of credit risk existed at December 31, 1998. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates.
Receivables from customers are generally unsecured.

   m.    Net Income (Loss) per Share

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were antidilutive for the years ended June 30, 1996 and 1997 and the six months ended December 31, 1998, and, therefore, were excluded from the calculation of diluted net loss per share for such periods.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                        Six Months Ended
                                                    Year Ended June 30                     December 31
                                         --------------------------------------      ----------------------
                                            1996          1997           1998          1997          1998
                                         --------       --------       --------      --------      --------
                                                                    (in thousands)
Numerator:
     Net income (loss) - Numerator
       for basic and diluted net
       income (loss) per share           $(33,207)      $ (4,408)      $ 13,347      $  3,327      $ (2,056)

Denominator:
     Denominator for basic net
       income (loss) per share -
       weighted average shares             18,128         21,758         23,956        22,727        28,373

Effect of dilutive securities:
     Employee stock options                    --             --          1,942         1,847            --
     Preferred stock                           --             --          3,818         4,573            --
                                         --------       --------       --------      --------      --------
     Dilutive potential common
       shares                                  --             --          5,760         6,420            --

     Denominator for diluted net
       income (loss) per share -
       adjusted weighted average
       shares and assumed conversion       18,128         21,758         29,716        29,147        28,373
                                         ========       ========       ========      ========      ========

Basic net income (loss) per share        $  (1.83)      $  (0.20)      $   0.56      $   0.15      $  (0.07)
                                         ========       ========       ========      ========      ========

Diluted net income (loss) per share      $  (1.83)      $  (0.20)      $   0.45      $   0.11      $  (0.07)
                                         ========       ========       ========      ========      ========

    n.  Segment Reporting

        Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations, financial position, or the disclosure of segment information because the Company operates only in one segment.

    o.  Reclassifications

        Certain reclassifications have been made to June 30, 1996, 1997 and 1998 amounts to conform with the current period presentation.

2.  ACQUISITIONS AND RESTRUCTURINGS

    a.  Acquisitions

        On June 30, 1997, the Company acquired Clientele Software, Inc. ("Clientele"), a privately held provider of help desk automation software based in Portland, Oregon. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. The exchange ratio used with respect to the conversion of the Clientele shares was 0.19761 (i.e., each share of Clientele common stock converted into 0.19761 shares of the Company's common stock). In addition, the Company assumed all of the outstanding employee stock options of Clientele, which translated into stock options to acquire 212,356 shares of common stock of the Company. Ten percent of the shares issued in the merger, or 88,764 shares, were placed into an escrow for a period of one year to cover indemnification claims in connection with the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

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

        On December 31, 1998, at 11:59 p.m., California time ("Effective Time"), Zoo Acquisition Corp. ("Merger Sub"), which was a wholly owned subsidiary of the Company, was merged with and into DataWorks Corporation pursuant to an Agreement and Plan of Reorganization dated as of October 13, 1998, as amended as of October 30, 1998 (the "Acquisition Agreement"). At the Effective Time: (i) Merger Sub ceased to exist; (ii) DataWorks, as the surviving corporation in the Merger, became a wholly owned subsidiary of the Company and (iii) subject to the provisions of the Acquisition Agreement relating to the payment of fractional shares, each share of Common Stock of DataWorks, $0.001 par value per share ("DataWorks Common Stock") existing immediately prior to the Effective Time was converted into the right to receive 0.794 shares (the "Exchange Ratio") of the Company's Common Stock, $0.001 par value per share. The Company issued 11,739,459 shares in the Merger to former stockholders of DataWorks.

        In addition, pursuant to the Acquisition Agreement, upon the Effective Time, each outstanding option or right to purchase DataWorks Common Stock under the DataWorks 1995 Equity Incentive Plan, the DataWorks 1995 Non-Employee Directors Stock Option Plan, the Interactive 1997 Nonstatutory Stock Option Plan, the Interactive 1995 Stock Option Plan and each other outstanding option or right to purchase DataWorks Common Stock was assumed by Platinum and became an option or right to purchase Platinum Common Stock, with appropriate adjustments made to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio.

        The Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a purchase for financial reporting purposes in accordance with generally accepted accounting principles. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):

          Total purchase price:

                  Value of stock issued                    $ 83,522
                  Value of options assumed                      376
                  Transaction costs                           2,102
                                                           --------
                                                           $ 86,000
                                                           ========

                                                                           Amortization
          Purchase price allocation:                                      Period (years)
                                                                         ------------------

                  Tangible assets                          $ 98,774
                  Intangible assets:

                     Developed and core technology           17,372              5
                     Customer base                            8,710              7
                     Assembled workforce                      4,113              4
                  In-process research and development         6,384          expensed
                  Tangible liabilities                      (49,353)
                                                           --------
                                                           $ 86,000
                                                           ========

        The Company recorded a charge of $6,384,000 during the six months ended December 31, 1998 for purchased in-process research and development related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both the Company and DataWorks.

        The operating results of DataWorks have not been included in the consolidated statement of operations since the acquisition became effective on December 31, 1998. Had the acquisition taken place at the beginning of fiscal 1998, the unaudited pro forma results of operation would have been as follows for the year ended June 30, 1998 and the six months ended December 31, 1998 (in thousands, except per share data):


                                              Year Ended       Six Months Ended
                                             June 30, 1998    December 31, 1998
                                             -------------    -----------------
    Net revenues                                $264,616          $150,337
    Net income (loss)                           $ 10,732          $(24,352)
    Basic net income (loss) per share           $   0.30          $   (.61)
    Diluted net income (loss) per share         $   0.26          $   (.61)

        The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles.

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

        In December 1998, the Company had another restructuring as a result of the DataWorks Merger. This resulted in a restructuring charge of $5,950,000, which was recorded during the three months ended December 31, 1998. Such amounts included approximately $5,500,000 for severance and extended benefit costs related to a reduction in force of approximately 25 people, and approximately $450,000 in lease termination and buyout costs related to the closure of duplicate facilities.

        During the six months ended December 31, 1998, the Company paid approximately $727,000 for severance, lease termination and other costs relating to the 1996 and 1997 restructurings. At December 31, 1998, the Company has a $7,957,000 cash obligation related to severance and lease terminations costs related to the 1996, 1997 and 1998 restructurings, which will be funded from existing cash reserves and working capital during fiscal year 1999.

3.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its operating facilities and equipment under operating leases with terms ranging up to 5 years. The following is a schedule by years of future minimum lease payments under operating leases:

                Year ending December 31 (in thousands):         Amount
                                                              ---------
                  1999                                        $   7,430
                  2000                                            6,811
                  2001                                            5,805
                  2002                                            4,331
                  2003                                            3,308
                  Thereafter                                     10,623
                                                              ---------
                Total                                         $  38,308
                                                              =========

    Rental expense under operating leases, net of sublease income, for the years ended June 30, 1996, 1997 and 1998, was $2,154,000, $2,067,000 and $2,432,000,
respectively and for the six months ended December 31, 1997 and 1998, was $1,210,000 and $1,915,000, respectively.

    The Company is party to an employment agreement with the President, Chief Executive Officer and Chairman of the Board, which provides that the Company shall be required to pay severance compensation to him equal to the aggregate annual salary and bonus in the event his employment is terminated without cause or in the event that he is constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the restricted shares that would have vested during the 12-month period following termination. (See Note 6) Finally, the Company agreed to provide a relocation package to assist him in relocating his principal residence. Such costs were paid in fiscal 1997.

    The Company is party to employment agreements with two of the Company's executive vice presidents, which provides that the Company shall be required to pay severance compensation equal to the aggregate six months salary and bonus in the event their employment is terminated without cause or in the event that they are constructively terminated. In the event of termination without cause or constructive termination, the Company's repurchase right lapses with respect to the restricted shares that would have vested during the 6-month period following termination. (See Note 6) Finally, the Company agreed to provide a relocation package to assist them in relocating their principal residences. Such costs were paid in fiscal 1997.

    DataWorks, and certain of its officers, directors and former officers have been named as defendants in two lawsuits alleging violations of the federal securities laws. The complaints were filed in the United States District Court for the Southern District of California. They purport to be brought on behalf of classes of stockholders who purchased DataWorks stock, and allege that between October 30, 1997 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of Interactive Group, Inc. and sales of certain products. The complaints do not specify the dollar amount of damages alleged or relief requested. The Company is also named in the lawsuit as a defendant as a successor of DataWorks.

    The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.  INCOME TAXES

    The provision for income taxes for the years ended June 30, 1996, 1997 and 1998 and the six months ended December 31, 1998 is comprised of the following:

                                                              Six Months
                               Year Ended June 30                Ended
                    --------------------------------------    December 31
                        1996          1997          1998         1998
                    ----------    ---------     ----------    -----------
                                       (in thousands)
Federal:
   Current          $      -       $     -      $      -      $     -
   Deferred                -             -             -            -
                    ----------    ----------    ----------    ---------
                           -             -             -            -
                    ----------    ----------    ----------    ---------

State:
   Current                 -             -             -            -
   Deferred                -             -             -            -
                    ----------    ----------    ----------    ---------
                           -             -             -            -
                    ----------    ----------    ----------    ---------

Foreign:
   Current                 -             -             -            180
   Deferred                -             -             -            -
                    ----------    ----------    ---------     ---------
                           -             -             -            180
                    ==========    ==========    ==========    =========
                    $      -      $      -      $      -      $     180
                    ==========    ==========    ==========    =========

        The income (loss) before income taxes between Federal and foreign jurisdictions for the fiscal years ended June 30, 1996, 1997 and 1998 and for the six months ended December 31, 1998 are as follows:


                                                          Six Months
                               Year Ended June 30           Ended
                         -------------------------------  December 31
                           1996        1997       1998      1998
                         --------    -------    -------- ---- -------
                                       (in thousands)
Federal                  $(28,061)   $(4,375)   $ 10,676   $(1,952)
Foreign                    (5,146)       (33)      2,671      (104)
                         --------    -------    --------   -------
  Total                  $(33,207)   $(4,408)   $ 13,347   $(2,056)
                         ========    =======    ========   =======

    The reported provision (benefit) for income taxes for the fiscal years ended June 30, 1996, 1997 and 1998 and for the six months ended December 31, 1998 differ from the amount computed by applying the statutory federal income tax rate of 35 percent to the consolidated income (loss) before income taxes as follows:


                                                                               Six
                                                                              Months
                                                Year Ended June 30            Ended
                                        -------------------------------     December 31
                                           1996        1997       1998        1998
                                        ---------   ---------   --------    -----------
                                                       (in thousands)
Provision (benefit) computed at         $(11,201)   $ (1,659)   $  4,708    $   (657)
statutory rates
Increase (reduction) resulting from:
  State taxes, net of federal benefit     (1,354)       (414)        574        (185)
  In-process research and development
    write off                                 --          --          --       2,234
  Valuation allowance                     12,795       2,685      (5,372)     (1,238)
  Other                                     (240)       (612)         90          26
                                        --------    --------    --------    --------
                                        $     --    $     --    $     --    $    180
                                        ========    ========    ========    ========

        The components of the Company's net deferred income tax asset (liability) as of June 30, 1997 and 1998, and December 31, 1998 are as follows:

                                                 June 30
                                          ----------------------   December 31
                                             1997        1998         1998
                                          ----------   ---------   -----------
                                                    (in thousands)

Net operating loss carryforwards          $  33,250    $ 37,750     $ 45,350
Allowance for doubtful accounts               1,940       1,330        3,917
Merger and acquisition costs, net             3,015       3,380        4,726
Research and development credits              2,010       2,720        4,715
Other accruals and reserves                   1,550       1,820        4,660
Purchased research and development               --          --        1,013
Accrued restructuring costs                   1,210         685          169
Depreciation                                   (405)       (410)         771
Software capitalization, net                   (990)       (780)        (779)
Purchased intangibles                            --          --      (13,208)
Valuation allowance                         (41,580)    (46,495)     (51,334)
                                          ---------    --------     --------
                                          $      --    $     --     $     --
                                          ==========   ========     ========

    As of December 31, 1998, the Company had provided a valuation allowance of approximately $51,334,000 because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company prior to fiscal 1998, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset would reduce the Company's effective tax rate in future periods.

    The Company has federal, state and foreign net operating loss carryforwards as of December 31, 1998 of approximately $97,800,000, $54,100,000 and $24,000,000, respectively. The federal and state losses expire in the years 1998 through 2012. The foreign losses have no expiration date. In addition, the Company has approximately $3,360,000 of federal research and development credit carryforwards that expire in the years 2000 through 2011.

    Included in the Company's net operating loss carryforwards are tax deductions relating to the exercise of non-qualified stock options totaling approximately $45,700,000. These losses are fully offset by a valuation allowance. Upon future realization of net operating losses, no income tax benefit will be permitted to the extent the utilized losses reflect a deduction for the exercise of nonqualified stock options which will be charged to stockholders' equity.

    Utilization of the federal and state net operating loss and research and development credit carryforwards could be limited in future years if the Company were to experience a greater than 50 percent change in ownership within a 3-year period as defined in section 382 of the United States Internal Revenue Code of 1986.

5. STOCK OPTION PLAN AND OTHER EMPLOYEE BENEFITS

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

        The Company adopted a third stock option plan effective April 20, 1994, whereby incentive and nonqualified stock options, as well as purchase rights, may be granted to officers, directors and other key employees. The total number of shares that may be granted under this plan is 2,200,000.

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

        On June 30, 1997, the Company acquired Clientele Software, Inc. (See
Note 2) The Company assumed all of the outstanding employee stock options of Clientele which translated into options to acquire 212,356 shares of common stock of the Company.

        On November 14, 1997, the Company acquired FocusSoft, Inc. (See Note 2). The Company assumed all of the outstanding employee stock options of FocusSoft, which translated into options to acquire 225,206 shares of common stock of the Company.

        On December 31, 1998, the Company acquired DataWorks Corporation (See
Note 2). The Company assumed all of the outstanding employee stock options of DataWorks, which translated into options to acquire 1,683,682 shares of Common Stock of the Company.

        Effective July 1990, the Company adopted a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company has not made any contributions to the profit sharing plan as of December 31, 1998. In addition, the Company adopted an Employee Stock Purchase Plan in August 1992 authorizing the issuance of up to an aggregate of 450,000 shares of common stock to participating employees which permits employees to purchase common stock at a price equal to 85 percent of the fair market value at the beginning or end of a 6-month plan period. As of December 31, 1998, 313,049 shares have been sold under this plan.

        The following is a summary of common stock option activity for the following periods:

                                                                                                         Six Months Ended
                                                         Year Ended June 30                                 December 31
                            ------------------------------------------------------------------------  ---------------------
                                       1996                    1997                    1998                   1998
                            -------------------------  ---------------------  ----------------------  ---------------------
                                            Weighted                Weighted               Weighted                Weighted
                                            Average                 Average                Average                 Average
                                            Exercise                Exercise               Exercise                Exercise
                              Options        Price     Options       Price      Options      Price     Options       Price
                            ----------      --------  ----------    --------  ----------   ---------  ----------   --------
Outstanding,
Beginning of Period          3,593,798      $6,0563    3,763,658    $5,8039    3,765,837   $ 5.2839    3,337,562   $10.0597
Granted                      1,903,375       6.5210    3,771,877     5.4211    1,991,378    14.0630    5,114,960    15.5539
Exercised                     (345,738)      3.9864     (776,648)    3.8445   (1,999,057)    3.9693     (155,027)    3.8569
Expired or Canceled         (1,387,777)      7.8937   (2,993,050)    6.4843     (420,596)    9.4058   (2,848,088)   20.4212
Options Assumed
from DataWorks Merger               --          --            --        --            --         --    1,683,682    11.9519
                            ----------      -------   ----------    -------   ----------   --------   ----------   --------
Outstanding,
End of Period                3,763,658      $5.8039    3,765,837    $5.2839    3,337,562   $10.0597    7,133,089   $10.3917
                             =========      =======    =========    =======    =========   ========    =========   ========
Options Exercisable          1,876,238      $4.8565    2,008,293    $4.1165      718,858   $ 5.7045    2,140,935   $ 9.6226
                             =========      =======    =========    =======      =======   ========    =========   ========

    The following table summarizes information about stock options outstanding at December 31, 1998.

                                             Options Outstanding                  Options Exercisable
                                   -----------------------------------------  ----------------------------
                                                    Weighted
                                      Number         Average     Weighted       Number        Weighted
                                   Outstanding      Remaining    Average      Exercisable     Average
   Range of Exercise                as of Dec.     Contractual   Exercise        as of        Exercise
        Prices                    Dec. 31, 1998       Life        Price      Dec. 31, 1998     Price
--------------------              -------------    -----------   --------    -------------    ---------
    $0.1107-$3.5000                  584,155          5.54        $2.5755       381,568        $2.9703
    $3.6020-$3.6020                   31,402          6.35        $3.6020        25,916        $3.6020
   $5.0000-$10.8125                2,008,673          8.47        $8.6123       649,010        $8.4508
   $11.5000-$11.5000               3,757,119          8.96       $11.5000       556,254       $11.5000
   $11.7254-$32.4307                 751,740          9.19       $15.9648       528,187       $14.1862
   -----------------               ---------         -----       --------     ---------       --------
   $0.1107-$32.4307                7,133,089          8.56       $10.3917     2,140,935       $ 9.6226
   ================                =========         =====       ========     =========       ========

        The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for options issued to employees under the above mentioned plans. Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based upon fair value at the grant date under these plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net income (loss) and income (loss) per share would have been as follows:

                                                                                         Six Months
                                                                                            Ended
                                                     Year Ended June 30,                 December 31,
                                          --------------------------------------------   -----------
                                              1996           1997           1998            1998
                                          --------------  -------------  ------------    -----------
Net income (loss) as reported             $ (33,207,000)  $ (4,408,000)  $ 13,347,000    $ (2,056,000)
                                          =============   ============   ============    ============
Net income (loss) - pro forma             $ (34,582,000)  $(11,426,000)  $  6,753,000    $(10,895,000)
                                          =============   ============   ============    ============
Income (loss) per share as
  reported                                $       (1.83)  $      (0.20)  $       0.45    $      (0.07)
                                          =============   ============   ============    ============
Income (loss) per share -
  pro forma                               $     (1.91)    $     (0.53)   $       0.23    $      (0.38)
                                          ==============  =============  ============    ============

        The fair value of shares had been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          Stock Option
                                             Plans             Purchase Plan
                                          ------------         --------------
        Expected life (years)                 4                    .5
        Risk-free interest rate             5.06%                4.695%
        Volatility                         1.4956                1.4956
        Dividend rate                        0%                    0%

        For options granted during the years ended June 30, 1996, 1997 and 1998, and the six months ended December 31, 1998, the weighted average fair value at date of grant was $4.3625, $4.0667, $10.5921 and $13.5639 per option, respectively. The weighted average fair value at date of grant for stock purchase shares during the years ended June 30, 1996, 1997 and 1998, and the six months ended December 31, 1998, was $2.430, $3.007, $5.798 and $6.0867 per
share, respectively. The discounted value of the stock purchase shares granted in the years ended June 30, 1996, 1997 and 1998 and the six months ended December 31, 1998, using the Black-Scholes Option pricing model was $58,000, $42,000, $158,000 and $55,000, respectively. As of December 31, 1998, the total number of shares of common stock reserved for future issuance under existing stock option plans and Series C Preferred Stock (See Note 7) is approximately 8,086,000.

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

6. RESTRICTED STOCK

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

7. PREFERRED STOCK

        The Company's Series B Preferred Stock is convertible into common shares of the Company on a one-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company 10 days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $22.12 per share. The holders of preferred stock are entitled to vote with the holders of common stock on an as converted basis. The holders of a majority of the outstanding Series B Preferred Stock, voting together as a class, have the right to designate two members of the Board of Directors. In fiscal 1998, 995,250 shares of Series B Preferred Stock were converted to common stock. During the six months ended December 31, 1998, the remaining outstanding Series B Preferred Stock automatically converted to common stock.

        The Company's Series C Preferred Stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company 10 days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share. The holders of preferred stock are entitled to vote with holders of common stock on an as converted basis. In fiscal 1998, 51,783 shares of Series C Preferred Stock were converted to common stock. During the six months ended December 31, 1998, 66,715 shares of Series c Preferred Stock were converted to Common Stock.

        The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the Series C Preferred Stock.

8. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one industry segment: the design, development, marketing and support of client/server enterprise resource planning applications software products.

        A summary of the Company's operations by geographic area is as follows:

                                 United                                         Latin
                                 States   Australasia   Europe     Canada      America   Consolidated
                                 ------   -----------   ------     ------      -------   ------------
                                                         (in thousands)
Year Ended June 30, 1996:

Net revenues                     $31,591     $8,294      $2,134     $3,042      $  609      $45,670
                                 =======     ======      ======     ======      ======      =======
Operating income (loss)          (27,914)    (1,823)     (3,471)      (476)        609      (33,075)
                                 =======     ======      ======     ======      ======      =======
Identifiable assets               33,370      3,164       2,857      2,249           -       41,640
                                 =======     ======      ======     ======      ======      =======

Year Ended June 30, 1997:

Net revenues                     $43,383     $7,993      $4,426     $3,957      $  992      $60,751
                                 =======     ======      ======     ======      ======      =======
Operating income (loss)           (5,422)       388      (1,429)       190         992       (5,281)
                                 =======     ======      ======     ======      ======      =======
Identifiable assets               34,822      3,565       2,488      2,281           -       43,156
                                 =======     ======      ======     ======      ======      =======

Year Ended June 30, 1998:

Net revenues                     $71,008     $9,560      $8,169     $7,232      $2,519     $ 98,488
                                 =======     ======      ======     ======      ======      =======
Operating income (loss)            9,721     (1,818)      1,109        (50)      2,519       11,481
                                 =======     ======      ======     ======      ======      =======
Identifiable assets               51,956      5,809       4,974      5,249           -       67,988
                                 =======     ======      ======     ======      ======      =======

Six Months Ended
December 31, 1998:

Net revenues                     $46,555     $5,528      $5,256     $4,864      $1,513      $63,716
                                 =======     ======      ======     ======      ======      =======
Operating income (loss)           (2,407)    (1,366)       (200)       163       1,513       (2,297)
                                 =======     ======      ======     ======      ======      =======
Identifiable assets              169,925      7,892      28,929      5,531           -      212,277
                                 =======     ======      ======     ======      ======      =======

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Platinum Software Corporation


We have audited the consolidated financial statements of Platinum Software Corporation as of June 30 1997 and 1998 and December 31, 1998, and for each of the three years in the period ended June 30, 1998 and the six months ended December 31, 1998, and have issued our report thereon dated February 2, 1999. Our audits also included the financial statement schedule listed in Item 14(a) of this Transition Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

Orange County, California
February 2, 1999

                          PLATINUM SOFTWARE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at    Provision
                                      Beginning      for Bad        Amounts                      Balance at
         Description                   of Year        Debt        Written Off      Other         End of Year
---------------------------------     ---------     ---------     -----------     --------       -----------
FOR THE YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts        $  4,860      $  6,623      $ (2,360)      $     --         $ 9,123
                                       ========      ========      ========       ========         =======
FOR THE YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts        $  9,123      $  2,095      $ (4,955)      $     --         $ 6,263
                                       ========      ========      ========       ========         =======
FOR THE YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts        $  6,263      $  1,561      $ (2,665)      $     --         $ 5,159
                                       ========      ========      ========       ========         =======
FOR THE SIX MONTHS ENDED
DECEMBER 31, 1998:
Allowance for doubtful accounts        $  5,159      $  1,263      $ (2,573)      $  7,946(A)      $11,795
                                       ========      ========      ========       ========         =======

----------------
(A) Amounts acquired from the DataWorks Merger.