Form 10-Q
period 1999-03-31
EPICOR SOFTWARE CORP
filed 1999-05-17
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                           COMMISSION FILE NO. 0-20740

                     --------------------------------------

                           EPICOR SOFTWARE CORPORATION
                 (FORMERLY NAMED PLATINUM SOFTWARE CORPORATION)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           33-0277592
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


                              195 TECHNOLOGY DRIVE
                          IRVINE, CALIFORNIA 92618-2402
-------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 585-4000

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

As of May 1, 1999, there were 40,440,869 shares of common stock outstanding.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION.........................................................  3

      Item I - Financial Statements....................................................  3

               Unaudited Condensed Consolidated Balance Sheets.........................  3

               Unaudited Condensed Consolidated Statements of Operations...............  4

               Unaudited Condensed Consolidated Statements of Cash Flows...............  5

               Notes to Unaudited Condensed Consolidated Financial Statements..........  6

      Item 2 - Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................  9

PART II - OTHER INFORMATION............................................................ 19

      Item 1 - Legal Proceedings....................................................... 19

      Item 6 - Exhibits and Reports on Form 8-K........................................ 19

SIGNATURE    .......................................................................... 20

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31,     December 31,
                                                                      1999           1998
                                                                  ----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  17,432      $  22,175
  Short-term investments                                             29,872         30,511
  Accounts receivable, net                                           79,063         84,789
  Inventories                                                         1,213            971
  Prepaid expenses and other                                         12,118         13,826
----------------------------------------------------------------------------------------------
        Total current assets                                        139,698        152,272
Property and equipment, net                                          13,575         13,388
Software development costs, net                                       6,955          5,572
Intangible assets, net                                               30,320         32,056
Other assets                                                          9,187          8,989
----------------------------------------------------------------------------------------------
                                                                  $ 199,735      $ 212,277
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  13,041      $  16,490
  Accrued expenses                                                   20,377         24,741
  Accrued merger and restructuring costs                              9,914         15,090
  Deferred revenue                                                   33,322         36,845
----------------------------------------------------------------------------------------------
        Total current liabilities                                    76,654         93,166
----------------------------------------------------------------------------------------------
Long-term liabilities                                                   885          1,116
----------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock                                                     7,501          7,501
  Common stock                                                           40             40
  Additional paid-in capital                                        233,745        232,042
  Less: notes receivable from officers for issuance of
        restricted stock                                            (11,563)       (11,563)
  Accumulated other comprehensive income (loss)                         178           (245)
  Accumulated deficit                                              (107,705)      (109,780)
----------------------------------------------------------------------------------------------
        Total stockholders' equity                                  122,196        117,995
----------------------------------------------------------------------------------------------
                                                                  $ 199,735      $ 212,277
==============================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31,
                                                                    --------------------------
                                                                      1999           1998
----------------------------------------------------------------------------------------------
Revenues:
  License fees                                                       $25,638       $15,410
  Services                                                            38,702        10,828
  Other revenue                                                        1,765           135
----------------------------------------------------------------------------------------------
Total revenue                                                         66,105        26,373
Cost of revenues                                                      28,004         7,726
----------------------------------------------------------------------------------------------
Gross profit                                                          38,101        18,647
----------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                                                 20,645        10,292
  Software development                                                 5,559         2,943
  General and administrative                                          10,539         1,219
----------------------------------------------------------------------------------------------

Total operating expenses                                              36,743        14,454
----------------------------------------------------------------------------------------------
Income from operations                                                 1,358         4,193
Other income, net                                                      1,083           150
----------------------------------------------------------------------------------------------
Income before provision for income taxes                               2,441         4,343
Provision for income taxes                                               366            --
----------------------------------------------------------------------------------------------

Net income                                                           $ 2,075       $ 4,343
==============================================================================================

Basic net income per share                                           $  0.05       $  0.18
==============================================================================================

Shares used in computing basic net income per share                   40,433        24,713
==============================================================================================

Diluted net income per share                                         $  0.05       $  0.15
==============================================================================================

Shares used in computing diluted net income per share                 41,935        29,945
==============================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                     1999            1998
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                   $    2,075         $  4,343
   Adjustments to reconcile net income to net
     cash used in operating activities
        Depreciation and amortization                                4,072            1,162
        Changes in operating assets and liabilities:
         Accounts receivable, net                                    5,726           (6,023)
         Inventories                                                  (242)             (18)
         Prepaid expenses and other                                  1,708             (413)
         Other assets                                                 (198)            (177)
         Accounts payable                                           (3,449)              77
         Accrued expenses                                           (4,364)             751
         Accrued restructuring costs                                (5,176)            (240)
         Deferred revenue                                           (3,523)           2,562
----------------------------------------------------------------------------------------------
Cash (used in) provided by operating activities                     (3,371)           2,024
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures, net                                        (2,444)            (621)
   Capitalized software development costs                           (1,598)            (192)
   Purchase of short-term investments                              (15,000)          (6,000)
   Proceeds from sale and maturity of short-term investments        15,639            7,062
----------------------------------------------------------------------------------------------
Cash (used in) provided by investing activities                     (3,403)             249
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Exercise of common stock options                                  1,280            2,736
   Issuance of common stock under the Employee Stock
      Purchase Plan                                                    423               --
   Payments of long-term liabilities                                  (231)             (14)
----------------------------------------------------------------------------------------------
Cash provided by financing activities                                1,472            2,722
----------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                       559             (414)
----------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                (4,743)           4,581
Cash and cash equivalents, beginning of period                      22,175            4,466
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $   17,432         $  9,047
==============================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the financial position of Epicor Software Corporation (the "Company") as of March 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transitional Report on Form 10-K for the transition period July 1, 1998 to December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations to be expected for the entire year ending December 31, 1999.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income as of December 31, 1998. SFAS No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings. The following table sets forth the components of comprehensive income (amounts in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                           1999           1998
-------------------------------------------------------------------------------
  Net income                                              $ 2,075       $ 4,343
  Foreign currency translation adjustment                     423          (414)
                                                          -------       -------
  Comprehensive income                                    $ 2,498       $ 3,929
                                                          =======       =======

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                           EPICOR SOFTWARE CORPORATION

                                 MARCH 31, 1999

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1999           1998
--------------------------------------------------------------------------------
Numerator:
  Net income - numerator for basic                         $ 2,075       $ 4,343
  and diluted net income per share

Denominator:
  Denominator for basic net income                          40,433        24,713
  per share - weighted average shares

Effect of dilutive securities:
  Employee stock options                                       549         2,162
  Preferred stock                                              953         3,070
                                                           -------       -------
  Dilutive potential common shares                           1,502         5,232

  Denominator for diluted net income per share              41,935        29,945
                                                           =======       =======
Basic net income per share                                 $  0.05       $  0.18
                                                           =======       =======

Diluted net income per share                               $  0.05       $  0.15
                                                           =======       =======

In July 1998, the remaining outstanding Series B Preferred Stock automatically converted to common stock.

ACQUISITION

On December 31, 1998, the Company acquired DataWorks Corporation ("DataWorks") a publicly traded provider of enterprise resource planning software based in San Diego, California. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of common stock of DataWorks. The exchange ratio used with respect to the conversion of the DataWorks shares was 0.794 (i.e., each share of DataWorks common stock converted into 0.794 shares of the Company's common stock). In addition, options and warrants to acquire DataWorks common stock were converted as a result of the acquisition into equivalent options and warrants for the Company's common stock, based upon the exchange ratio. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of DataWorks are included with the results of the Company's operations subsequent to the date of acquisition.

RESTRUCTURING

In December 1998, the Company underwent a restructuring as a result of the DataWorks acquisition. This resulted in a restructuring charge of $5.95 million, which was recorded in the three months ended December 31, 1998. Such amount included approximately $5.5 million for severance and other extended benefit costs related to a reduction in force of approximately 30 people, and approximately $0.45 million in lease terminations and buyout costs related to the closure of duplicate facilities.

At December 31, 1998, the Company also recorded $7.1 million in accrued costs related to the DataWorks acquisition. These costs included investment banking fees, legal and accounting fees, severance payments, lease terminations and various estimated costs accrued by DataWorks during the three months ended December 31, 1998 associated with the acquisition of DataWorks by the Company.

During the three months ended March 31, 1999, the Company paid $5.1 million in previously-accrued transaction fees, severance, lease termination and other costs related to the 1998 acquisition and restructuring. In addition, the Company also paid $0.1 million in duplicate facility costs related to restructuring charges accrued in 1996 and 1997. At March 31, 1999, the Company has $9.9 million in cash obligations related to severance payments, lease

                           EPICOR SOFTWARE CORPORATION

                                 MARCH 31, 1999

terminations and other estimated costs of the 1996, 1997 and 1998 restructurings and the 1998 acquisition which the Company expects to fund from existing cash reserves and working capital during the year 1999.

SETTLEMENT OF PENDING TRADEMARK LITIGATION

In February 1999, the Company and PLATINUM technology International, Inc. (PLATINUM technology) settled all claims under pending trademark litigation between the two companies. Under terms of the settlement, the Company has transferred all rights to the PLATINUM trademark to PLATINUM technology. PLATINUM technology granted the Company a one-year license to use Platinum Software Corporation as its corporate name and agreed to pay the Company $4 million to offset costs associated with changing the Company's name, which the Company is obligated to do under the settlement. Because of this obligation, the Company has deferred the recognition of the settlement and at March 31, 1999, recorded a receivable in the amount of $4 million and an equivalent accrued liability to reflect the obligation. Costs associated with the name change will be offset by the accrued liability as incurred. Upon completion of all costs associated with the name change, any remaining amount will be recorded as a gain. Additionally, PLATINUM technology has granted the Company a license to use the Platinum mark in connection with the marketing and sale of certain products. Finally, the Company entered into a reseller agreement with PLATINUM technology as part of the settlement, whereby the Company will distribute PLATINUM technology products, and in connection with this provision, the Company will receive certain credits based on the level of product sold.

CONTINGENCIES

DataWorks, and certain of its officers, directors and former officers, have been named as defendants in two lawsuits alleging violations of the federal securities laws. The complaints were filed in the United States District Court for the Southern District of California. They purport to be brought on behalf of classes of stockholders who purchased DataWorks stock, and allege that between October 30, 1997 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of the Interactive Group, Inc. and sales of certain products. The complaints do not specify the dollar amount of damages alleged or relief requested. The Company is also named in the lawsuit as a defendant as a successor of DataWorks.

The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

SUBSEQUENT EVENT

On April 29, 1999, the Company filed a certificate of amendment to its Certificate of Incorporation in which the Company changed its corporate name to Epicor Software Corporation. This name change was approved by the Company's stockholders at a duly held meeting on April 29, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Acquisition

On December 31, 1998, the Company acquired DataWorks Corporation ("DataWorks") a publicly traded provider of enterprise resource planning software based in San Diego, California. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of common stock of DataWorks. The exchange ratio used with respect to the conversion of the DataWorks shares was 0.794 (i.e., each share of DataWorks common stock converted into 0.794 shares of the Company's common stock). In addition, options and warrants to acquire DataWorks common stock were converted as a result of the acquisition into equivalent options and warrants for the Company's common stock, based upon the exchange ratio. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of DataWorks are included with the results of the Company's operations subsequent to the date of acquisition. The acquisition of DataWorks resulted in a material increase in the Company's revenues and expenses for the three months ended March 31, 1999; accordingly, current and future financial statements are not directly comparable to the Company's historical financial statements.

RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $2.1 million, or $0.05 per diluted share, as compared to net income of $4.3 million, or $0.15 per diluted share, for the comparable quarter of 1998. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues were approximately $66.1 million and $26.4 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 150%. The increase for the three months ended March 31, 1999 was primarily a result of the DataWorks acquisition as stated above.

Total license fee revenue was approximately $25.6 million and $15.4 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 66%. The growth in license fee revenue was attributable to the DataWorks suite of software products licensed during the three months ended March 31, 1999 which consisted primarily of the Avante product and to a lesser extent, the Vantage and Vista products. An increase in license fee revenue from the Company's Clientele product also contributed to the growth. Although license fee revenue increased in absolute dollars, as a percentage of total revenues, license fee revenue decreased from 58% to 39% for the three months ended March 31, 1999. The change in revenue mix was impacted by the acquisition of DataWorks which in recent quarters reported relatively less license fees as a percentage of total revenues than the Company's previous results. In addition, the change in revenue mix was due to reduced license fee revenue experienced during the three months ended March 31, 1999, due to unusually high attrition of the Avante sales force following the acquisition and to a lesser extent, reduced Vantage license fees attributable to a sales force reorganization. A decrease in license fee revenue from the Company's Platinum ERA product line also contributed to the change in revenue mix. The reduced license fees experienced from the Platinum ERA product line was attributable to increased competition and uncertainty in the marketplace over the integration of applications following the DataWorks acquisition.

International license fee revenue increased $5.0 million or 119% to $9.2 million for the three months ended March 31, 1999. As a percentage of total license fee revenue, International represented 36% and 27% for the three months ended March 31, 1999 and 1998, respectively. The increases were primarily attributable to the DataWorks acquisition as DataWorks had a larger European sales force and marketing presence then the Company prior to the acquisition.

Services revenue increased $27.9 million or 257% to $38.7 million for the three months ended March 31, 1999 from $10.8 million for the same period in the prior year. The increase was primarily a result of the DataWorks acquisition and to a lesser extent, revenue growth realized from the existing customer base. Services revenue attributable to the DataWorks acquisition derived from the Avante, Vantage and Vista customer base, totaled approximately $22.2 million for the three months ended March 31, 1999. The remaining increase of approximately

$5.7 million in services revenue was generated primarily from the Company's Platinum ERA customer base and attributable to an overall rise in the installed base of end-users and an increase in the number of revenue-generating professional service personnel.

Other revenue increased $1.7 million to $1.8 million in the three months ended March 31, 1999 from $0.1 million for the same period in 1998. The increase was attributable to the DataWorks acquisition and consisted primarily of third-party hardware sales.

Gross Profit

Gross profit as a percentage of revenues was 58% and 71% for the three months ended March 31, 1999 and 1998, respectively. The decrease was primarily attributable to the acquisition of DataWorks which historically reported lower gross profit percentages then the Company compounded by a change in the overall revenue mix experienced during the three months ended March 31, 1999. The overall gross profit percentage was unfavorably impacted by a higher cost structure underlying services revenue generated from the Avante, Vantage and Vista customer base combined with lower gross profit percentage realized from third-party hardware sales. In addition, the reduction in gross margin percentage was due to a higher proportion of overall revenues recognized from services revenue during the three months ended March 31, 1999, which bear a lower gross margin percentage then license fee revenue.

Operating Expenses

Total operating expenses increased from $14.5 million for the three months ended March 31, 1998 to $36.7 million for the three months ended March 31, 1999. The increase was primarily a result of the DataWorks acquisition. Total operating expenses as a percentage of revenues increased from 55% to 56% for the three months ended March 31, 1999 and was attributable to increased expenses undertaken to position the Company for possible growth.

Sales and marketing expenses were $20.6 million and $10.3 million for the three months ended March 31, 1999 and 1998, respectively, or 31% and 39% of total revenues. The absolute dollar increase was a result of the DataWorks acquisition. The decrease as a percentage of total revenues was attributable to lower marketing related infrastructure costs due to a current refinement in cost alignments as discussed below.

Software development expenditures were $7.2 million and $3.1 million or 11% and 12% of total revenues for the three months ended March 31, 1999 and 1998, respectively, before capitalization of software costs of $1.6 and $0.2 million. Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five-year period. Such amortization is included in cost of revenues. The percentage of capitalized software development costs to total software development costs was 22% for the three months ended March 31, 1999 and 6% for the three months ended March 31, 1998. During the three months ended March 31, 1999, costs were capitalized for the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release.

General and administrative expenses were $10.5 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, or 16% and 5% of total revenues. The increases were primarily attributable to the acquisition of DataWorks, which included a higher general and administrative cost infrastructure. In connection with the acquisition, the Company broadened its qualified pool of general and administrative costs in order to report results of operations more consistent with the Company's actual operating infrastructure.

Other Income

Other income for the three months ended March 31, 1999 and 1998, was $1.1 million and $0.2, respectively. Other income included $0.7 million in realized foreign currency gains due to the strengthening of the U.S. dollar against primarily the Canadian dollar and Iris punt and $0.3million of interest earned on the Company's cash, cash equivalents and short-term investments held during the three months ended March 31, 1999.

Provision for Income Taxes

The Company has recorded a provision for income taxes of $366,000 for the three months ended March 31, 1999 for expected federal alternative minimum taxes payable and expected certain foreign taxes payable. For the comparable period in 1998, the Company's tax expense was offset by a reduction of valuation allowances related to net deferred tax assets recorded in prior years.

Liquidity and Capital Resources

As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $47.3 million. These resources decreased by $5.4 million from the December 31, 1998 balance primarily due to the payment of accrued restructuring and merger costs, 1998 bonuses, sales commissions and capital expenditures, offset in part by the collection of accounts receivable. The Company had working capital of $59.1 million at December 31, 1998 compared to working capital of $63.0 million at March 31, 1999.

During the three months ended March 31, 1999, the Company paid $5.1 million for severance, lease termination and other costs related to the 1998 restructuring. In addition, the Company also paid $0.1 million in duplicate facility costs related to restructuring charges accrued in 1996 and 1997. At March 31, 1999, the Company has $9.9 million in cash obligations related to severance payments, lease terminations and other costs of the 1996, 1997 and 1998 restructurings. The Company believes that these obligations will be funded from existing cash reserves, working capital and operations.

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

Year 2000 Issues

OVERVIEW. The Year 2000 Problem generally involves whether a computer system, software product or business system, when working alone or in conjunction with other software or hardware systems, accepts input of, stores, manipulates and outputs dates in the Year 2000 or thereafter without error or interruption (the "Year 2000 Problem"). The Year 2000 Problem potentially impacts the Company in the following principal areas: (i) The Company's software products, including products manufactured by third parties that are resold by the Company; (ii) the Company's internal technology systems; (iii) the Company's non-internal technology systems which contain embedded computer devices; and (iv) the business systems of the Company's distributors, resellers and customers. The Company's Year 2000 efforts are being managed by a team of internal staff and third party consultants specializing in Year 2000 issues.

COMPANY PRODUCTS. As a leading supplier of client/server enterprise resource planning software for the middle market, the Company is aware of the Year 2000 Problem and is committed to offering software products that are Year 2000 compliant. The Company presently believes that the current releases of its Platinum ERA, Platinum ERA and Platinum for Windows software products are Year 2000 compliant. The Company's Platinum for DOS product, which was initially released in the mid-1980s was not Year 2000 compliant until the release of version 4.6 in August 1998. The version 4.6 release is being offered for free to all existing Platinum for DOS users on maintenance. The Company believes that the current releases of the products acquired in the DataWorks merger are also Year 2000 compliant. While the Company's products are the subject of a continuing testing program, there can be no assurance that these products do not contain undetected errors associated with the year 2000-date functions that may result in material costs to the Company. See "Certain Factors that May Affect Future Results - Risks Associated with Year 2000 Compliance."

As part of its Platinum ERA, Platinum ERA and Platinum for Windows product lines the Company resells certain products that are manufactured by third parties, both on an OEM and reseller basis. In addition, such products, in certain cases, include third party technology. The Company has received assurances from such third parties regarding the Year 2000 compliance of the third party products. Despite these assurances, there can be no guaranty that the third party products do not contain undetected errors associated with Year 2000 date functions. The Company is in the process of formally querying the suppliers of third party products that are resold with or embedded in the DataWorks software products as to their progress in identifying and addressing Year 2000 Problems. It is possible that such formal inquiries will uncover unanticipated Year 2000 issues.

INTERNAL TECHNOLOGY SYSTEMS. The Company's internal technology systems include telecommunications (phones, voice mail and network connections), computer hardware (personal computers and network servers) and software. The Company has assessed the Year 2000 Problem with respect to telecommunications with the exception of its Louisville, Kentucky and New York offices. The assessment with respect to these offices is scheduled to be completed prior to July 31, 1999. The Company has identified fixes that need to be made to its telecommunications systems to make them Year 2000 compliant. These fixes relate primarily to upgrades to voice mail and phone systems at some of the Company's international offices and sales offices. It is anticipated that these fixes will be implemented by September 1, 1999 and fully tested by September 30, 1999. In addition, the Company has assessed approximately 90 percent of its hardware used for Year 2000 compliance and has not uncovered any material non- compliance. The assessment of the remaining 10 percent is scheduled to be completed by July 31, 1999. The Company's principal software systems include accounting, customer support, order entry and desktop productivity (e-mail, word processing, spreadsheets, etc.). The Company uses Microsoft Corporation products for desktop productivity which have been certified by Microsoft as Year 2000 compliant with minor issues. The Company, for the most part, uses its own products for its accounting, order entry and customer support software needs. Certain former DataWorks offices use third party accounting software and the Company is in the process of converting to its own accounting software for internal use.

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

To date the Company has incurred approximately $100,000 in Year 2000 remediation costs which was funded from working capital. The Company expects to incur an additional $225,000 by September 1, 1999 to upgrade voice mail and phone systems at some of the Company's international offices and sales offices. The Company recently engaged a third party consulting firm to assist with Year 2000 readiness efforts. These efforts include continued product testing and contingency planning. The Company anticipates spending between approximately $1.5 million and $2.0 million for this effort. These fees will be expensed as incurred during the remainder of 1999 and the first quarter of 2000.

FORWARD LOOKING STATEMENTS. The Company has made forward looking statements regarding its Year 2000 readiness, anticipated dates for completion of assessment, testing, and implementation of fixes and anticipated costs to be incurred. The Company has described many of the risks associated with these forward looking statements. See "Certain Factors that May Affect Future Results
- Risks Associated with Year 2000 Compliance." The Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward looking statements. This is especially the case because many aspects of Year 2000 readiness are outside the control of the Company, such as the performance of third party suppliers. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Year 2000 problems in a timely manner to avoid materially adversely affecting its operations or business.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS. Certain statements in this Quarterly Report, including statements regarding the anticipated dates of product releases and commercial shipments, and the anticipated dates of completion of Year 2000 assessments, testing and implementation of fixes are forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof,) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 12-17. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

     o    The demand for the Company's products
     o    The size and timing of orders for the Company's products
     o The number, timing and significance of new product announcements by the Company and its competitors
     o The Company's ability to introduce and market new and enhanced versions of its products on a timely basis
     o    The level of product and price competition
     o    Changes in operating expenses of the Company
     o    Changes in average selling prices

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

INTEGRATION OF DATAWORKS. On December 31, 1998, a wholly owned subsidiary of the Company was merged with DataWorks and DataWorks became a subsidiary of the Company. The Company is still in the process of integrating the operations of the two companies. During the first quarter of 1999, a significant number of Avante sales representatives and certain sales management employees have resigned from the Company. The Company expects that these departures will materially adversely effect the Company's revenues from the Avante product in the near term, as well as the Company's financial results. There can be no assurance that other employees will not resign from the Company. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

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

RISKS OF PRODUCT DEFECTS. Software products as complex as those ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products. The Company has been informed by customers of certain errors with respect to its Avante product which the Company is addressing. The inability of the Company to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

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

DEPENDENCE ON RETENTION AND INTEGRATION OF KEY PERSONNEL. The Company's success depends on the continued service of key management personnel, including L. George Klaus, William Pieser, Ken Lally, Stuart W. Clifton and Norman R. Farquhar. Messrs. Klaus, Pieser, Lally and Farquhar are not subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. During the first quarter of 1999, a significant number of Avante sales representatives and certain sales management employees have resigned from the Company. The Company expects that these departures will materially adversely affect the Company's revenues from the Avante product in the near term as well as the Company's financial results. The Company is actively seeking qualified replacements. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There is no assurance that the Company can replace the departed employees in a timely manner or retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. The following table compares international sales of the Company to the total revenues of the Company for the periods indicated.

              International Sales as a Percentage of Total Revenues
              -----------------------------------------------------
                     Six Months ended December 31, 1998 -- 27%

                     Three Months ended March 31, 1999  -- 29%

The Company believes that any future growth of the Company will be dependent, in part, upon its ability to increase revenues in international markets. The Company will continue to expand its operations outside of the United States. The expansion will require significant management attention and financial resources and could adversely affect the Company's margins. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit international resellers. The Company cannot assure you that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

     o    Unexpected changes in regulatory requirements
     o    Tariffs and other barriers
     o    Unfavorable intellectual property laws
     o    Fluctuating exchange rates
     o Difficulties in staffing and managing foreign sales and support operations
     o    Longer accounts receivable payment cycles
     o    Difficulties in collecting payment
     o Potentially adverse tax consequences, including repatriation of earnings
     o    Lack of acceptance of localized products in foreign countries
     o    Burdens of complying with a wide variety of foreign laws
     o    Effects of high local wage scales and other expenses

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

SHARES ELIGIBLE FOR FUTURE SALE. As of May 1, 1999, the Company had 40,440,869 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only corporate debt securities and municipal bonds.

FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. Although international revenues approximated 29% of the Company's total revenues for the three months ended March 31, 1999, less than 20% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues; however the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

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

In February 1999, the Company and PLATINUM technology International, Inc. (PLATINUM technology) settled all claims under pending trademark litigation between the two companies. Under terms of the settlement, the Company has transferred all rights to the PLATINUM trademark to PLATINUM technology. PLATINUM technology granted the Company a one-year license to use Platinum Software Corporation as its corporate name and agreed to pay the Company
$4 million to offset costs associated with changing the Company's name, which the Company is obligated to do under the settlement. Because of this obligation, the Company has deferred the recognition of the settlement and at March 31, 1999, recorded a receivable in the amount of $4 million and an equivalent accrued liability to reflect the obligation. Costs associated with the name change will be offset by the accrued liability as incurred. Upon completion of all costs associated with the name change, any remaining amount will be recorded as a gain. Additionally, PLATINUM technology has granted the Company a license to use the Platinum mark in connection with the marketing and sale of certain products. Finally, the Company entered into a reseller agreement with PLATINUM technology as part of the settlement, whereby the Company will distribute PLATINUM technology products, and in connection with this provision, the Company will receive certain credits based on the level of product sold.

The Company is subject to miscellaneous legal proceedings in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits

            10.63 1999 Merger Transition Nonstatutory Stock Option Plan and Form of Nonstatutory Stock Option Agreement

            10.64 Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999

            10.65      Value Added Reseller Agreement with Ardent Software

            27         Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EPICOR SOFTWARE CORPORATION
                                                ----------------------------
                                                        (Registrant)


Date: May 17, 1999                              /s/ Norman R. Farquhar
                                                --------------------------------
                                                    Norman R. Farquhar
                                                    Principal Financial Officer

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER      DESCRIPTION
           -------     -----------

            10.63 1999 Merger Transition Nonstatutory Stock Option Plan and Form of Nonstatutory Stock Option Agreement

            10.64 Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999

            10.65      Value Added Reseller Agreement with Ardent Software

            27         Financial Data Schedule