Form 10-Q
period 1999-06-30
EPICOR SOFTWARE CORP
filed 1999-08-16
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 0-20740

                     --------------------------------------

                           EPICOR SOFTWARE CORPORATION
                 (FORMERLY NAMED PLATINUM SOFTWARE CORPORATION)
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

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 4, 1999, there were 40,816,773 shares of common stock outstanding.

                                 FORM 10-Q INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998                                 3

         Condensed Consolidated Statements of Income (unaudited)
         for the Three Months and Six Months Ended  June 30, 1999
         and 1998                                                          4

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the Six Months Ended June 30, 1999 and 1998       5

         Notes to Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 6.  Exhibits and Reports on Form 8-K                                 20

SIGNATURE                                                                 21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          JUNE 30,      DECEMBER 31,
                                                            1999           1998
                                                          --------      ------------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  12,957       $  22,175
  Short-term investments                                    30,001          30,511
  Accounts receivable, net                                  82,062          84,789
  Inventories                                                1,169             971
  Prepaid expenses and other                                10,421          13,826
                                                         ---------       ---------
     Total current assets                                  136,610         152,272

Property and equipment, net                                 14,228          13,388
Software development costs, net                              8,185           5,572
Intangible assets, net                                      32,286          32,056
Other assets                                                 7,624           8,989
                                                         ---------       ---------
Total assets                                             $ 198,933       $ 212,277
                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  11,474       $  16,490
  Accrued expenses                                          17,651          24,741
  Accrued merger and restructuring costs                     8,954          15,090
  Deferred revenue                                          37,761          36,845
                                                         ---------       ---------
     Total current liabilities                              75,840          93,166

Long-term liabilities                                        1,205           1,116

Stockholders' equity:
  Preferred stock                                            7,501           7,501
  Common stock                                                  41              40
  Additional paid-in capital                               233,803         232,042
  Less: notes receivable from officers for issuance
   of restricted stock                                     (11,563)        (11,563)
  Accumulated other comprehensive loss                        (584)           (245)
  Accumulated deficit                                     (107,310)       (109,780)
                                                         ---------       ---------
     Total stockholders' equity                            121,888         117,995
                                                         ---------       ---------
Total liabilities and stockholders' equity               $ 198,933       $ 212,277
                                                         =========       =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                       --------------------    -------------------
                                         1999        1998        1999       1998
                                       --------     -------    --------    -------
                                     (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenues:
   License fees                        $ 23,806     $20,420    $ 49,444    $35,830
   Services                              40,318      11,605      79,020     22,433
   Other                                  2,032         175       3,797        310
                                       --------     -------    --------    -------
     Total revenues                      66,156      32,200     132,261     58,573

Cost of revenues                         30,046       8,988      58,050     16,714
                                       --------     -------    --------    -------
Gross profit                             36,110      23,212      74,211     41,859

Operating expenses:
   Sales and marketing                   19,568      12,886      40,213     23,178
   Software development                   6,559       2,706      12,118      5,649
   General and administrative             9,381       2,520      19,920      3,739
                                       --------     -------    --------    -------
     Total operating expenses            35,508      18,112      72,251     32,566
                                       --------     -------    --------    -------

Income from operations                      602       5,100       1,960      9,293
Other income (expense), net                (137)        577         946        727
                                       --------     -------    --------    -------
Income before income taxes                  465       5,677       2,906     10,020
Provision for income taxes                   70          --         436         --
                                       --------     -------    --------    -------
Net income                             $    395     $ 5,677    $  2,470    $10,020
                                       ========     =======    ========    =======

Net income per share - basic           $   0.01     $  0.22    $   0.06    $  0.40
Net income per share - diluted         $   0.01     $  0.19    $   0.06    $  0.33

Common shares outstanding - basic        40,449      25,660      40,441     25,187
Common shares outstanding - diluted      41,731      30,628      41,833     30,287


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 1999          1998
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income                                                     $  2,470      $ 10,020
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                                   8,103         2,394
  Provision for doubtful accounts                                 2,686         1,326
  Changes in operating assets and liabilities:
     Accounts receivable                                          3,079       (14,784)
     Inventories                                                   (198)         (109)
     Prepaid expenses and other                                    (157)          129
     Other assets                                                  (112)         (308)
     Accounts payable                                            (6,085)          203
     Deferred revenue                                               103         4,446
     Accrued restructuring costs                                 (6,136)         (693)
     Other accrued liabilities and income taxes payable          (7,637)        5,588
                                                               --------      --------
Net cash provided by (used in) operating activities              (3,884)        8,212

INVESTING ACTIVITIES
Purchases of property and equipment                              (4,126)       (2,798)
Purchases of short-term investments                             (21,275)      (12,500)
Proceeds from sale or maturity of short-term investments         21,785         9,033
Additions to capitalized software costs                          (2,804)         (996)
                                                               --------      --------
Net cash used in investing activities                            (6,420)       (7,261)

FINANCING ACTIVITIES
Exercise of common stock options                                  1,761         7,356
Common stock issued under the Employee Stock Purchase Plan           --           204
Payments of long-term liabilities                                  (594)           --
                                                               --------      --------
Net cash provided by financing activities                         1,167         7,560

Effect of exchange rate on cash                                     (81)       (1,726)
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents             (9,218)        6,785
Cash and cash equivalents at beginning of period                 22,175         4,466
                                                               --------      --------
Cash and cash equivalents at end of period                     $ 12,957      $ 11,251
                                                               ========      ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period of July 1, 1998 to December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results of operations which may be reported for any other interim period or for the entire year ending December 31, 1999.

COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                         Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                         ------------------    ---------------------
                                         1999        1998       1999          1998
                                         -----      ------     -------      --------
Net income                               $ 395      $5,677     $ 2,470      $ 10,020
Unrealized gains (losses) on foreign
   currency translation adjustments       (762)        275        (339)         (139)
                                         -----      ------     -------      --------
Total comprehensive income (loss)        $(367)     $5,952     $ 2,131      $  9,881
                                         =====      ======     =======      ========

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                            Three Months Ended      Six Months Ended
                                                 June 30,                June 30,
                                           -------------------     -------------------
                                            1999        1998        1999        1998
                                           -------     -------     -------     -------
Numerator:
   Net income - numerator for basic
   and diluted net income per share        $   395     $ 5,677     $ 2,470     $10,020

Denominator:
   Denominator for basic net income
   per share - weighted average shares      40,449      25,660      40,441      25,187

Effect of dilutive securities:
   Employee stock options                      329       1,898         439       2,030
   Preferred stock                             953       3,070         953       3,070
                                           -------     -------     -------     -------
   Dilutive potential common shares          1,282       4,968       1,392       5,100

   Denominator for diluted net income
   per share                                41,731      30,628      41,833      30,287
                                           =======     =======     =======     =======
Basic net income per share                 $  0.01     $  0.22     $  0.06     $  0.40

Diluted income per share                   $  0.01     $  0.19     $  0.06     $  0.33

In July 1998, the remaining outstanding Series B Preferred Stock automatically converted to common stock

SOFTWARE REVENUE RECOGNITION

In December 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The SOP addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective, which is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Board issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted the SOP on January 1, 1999. The adoption of the SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ACQUISITIONS

On April 1, 1999, the Company acquired the remaining 80.1% interest in evosoft DataWorks Software GmbH ("evosoft") for approximately $0.7 million in cash. The original 19.9% investment was made in January 1998. Evosoft, located in Nuremberg, Germany, will primarily market, distribute and support the Avante and Platinum ERA product lines in Germany. The excess costs over fair market value of the net assets purchased has been allocated to developed technology and assembled workforce and is being amortized over five years. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of evosoft, which are not material, are included in the results of the Company's operations subsequent to April 1, 1999.

On December 31, 1998, the Company acquired DataWorks Corporation, ("DataWorks") a publicly traded provider of enterprise resource planning software based in San Diego, California. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of common stock of DataWorks. In addition, options and warrants to acquire DataWorks common stock were converted as a result of the acquisition into equivalent options and warrants for the Company's common stock. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of DataWorks are included with the results of the Company's operations beginning January 1, 1999.

In connection with the acquisition of DataWorks, Impresa for MRO, a division of DataWorks, was initially accounted for as an asset held for sale. On April 1, 1999 the Company discontinued attempts to actively sell the Impresa for MRO division and, accordingly, the results of operations of the division are included in the results of the Company's operations beginning April 1, 1999.

COMMITMENT

During May 1999, the Company entered into a lease agreement to house its European headquarters in Bracknell, England. The lease agreement, which is for twenty years, is expected to commence in August 1999. Total lease commitment approximates $20.0 million.

CONTINGENCIES

DataWorks, and certain of its officers, directors and former officers, have been named as defendants in two lawsuits alleging violations of the federal securities laws. The complaints were filed in the United States District Court for the Southern District of California. They purport to be brought on behalf of classes of stockholders who purchased DataWorks stock, and allege that between October 30, 1997 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of the Interactive Group, Inc. and sales of certain products. The complaints do not specify the dollar amount of damages alleged or relief requested. The Company is also named as a defendant in the lawsuit as a successor of DataWorks.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Acquisitions

On December 31, 1998, the Company acquired DataWorks Corporation ("DataWorks") a publicly traded provider of enterprise resource planning software based in San Diego, California. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of common stock of DataWorks. In addition, options and warrants to acquire DataWorks common stock were converted as a result of the acquisition into equivalent options and warrants for the Company's common stock. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of DataWorks are included in the results of the Company's operations beginning January 1, 1999. The acquisition of DataWorks resulted in a material increase in the Company's revenues and expenses for the three and six months ended June 30, 1999; accordingly, current and future financial statements are not directly comparable to the Company's historical financial statements.

On April 1, 1999, the Company acquired the remaining 80.1% interest in evosoft DataWorks Software GmbH ("evosoft") for approximately $0.7 million in cash. The excess costs over fair market value of the net assets purchased has been allocated to developed technology and assembled workforce and is being amortized over five years. The original 19.9% investment was made in January 1998. Evosoft, located in Nuremberg, Germany, will primarily market, distribute and support the Avante and Platinum ERA product lines in Germany. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of evosoft, which are not material, are included in the results of the Company's operations subsequent to April 1, 1999.

RESULTS OF OPERATIONS

Net income decreased $5.3 million or 93% to $0.4 million for the quarter ended June 30, 1999 from $5.7 million for the same period in the prior year, and decreased $7.5 million or 75% to $2.5 million for the first six months of 1999 from $10.0 million for the same period in 1998. The following summarizes the significant aspects related to the Company's results of operations.

Revenues

Revenues of $66.2 million in the quarter ended June 30, 1999 increased $36.0 million over the same quarter of fiscal 1998. On a year to date basis, revenue in the first two quarters of fiscal 1999 totaled $132.3 million, an increase of 126% over the first two quarters of fiscal 1998. The increase for the three months ended June 30, 1999 as well as year to date revenue growth was primarily a result of the DataWorks acquisition as stated above.

License fee revenues increased $3.4 million or 17% to $23.8 million for the quarter ended June 30, 1999 from $20.4 million for the same period in the prior year, and increased $13.6 million or 38% to $49.4 million for the first six months of fiscal 1999 from $35.8 million for the same period in 1998. The growth in license fee revenue was attributable to the DataWorks suite of software products licensed during both the three and six month periods ended June 30, 1999 which consisted primarily of the Avante product and to a lesser extent, the Vantage and Vista products. An increase in license fee revenue from the Company's Clientele product also contributed to the growth. Although license fee revenue increased in absolute dollars, as a percentage of total revenues, license fee revenue decreased from 63% in the three months ended June 30, 1998 to 36% in the three months ended June 30, 1999. On a year to date basis, license fee revenue decreased from 61% in the six months ended June 30, 1998 to 37% for the six months ended June 30, 1999. The change in revenue mix was impacted by the acquisition of DataWorks, which in recent quarters reported less license fees as a percentage of total revenues than the Company's previous results. In addition, the change in revenue mix was due to reduced license fee revenue as a result of unusually high attrition in the Avante sales force following the acquisition and to a lesser extent, reduced Vantage license fees attributable to a sales force reorganization. A decrease in license fee revenue from the Company's Platinum ERA product line also contributed to the change in revenue mix. The reduced license fees experienced from the Platinum ERA product line was attributable to increased competition and uncertainty in the marketplace over the integration of applications following the DataWorks acquisition.

Services revenue of $40.3 million in the quarter ended June 30, 1999 increased $28.7 million or 247% over the same quarter of fiscal 1998. Services revenue of $79.0 million for the first six months of 1999 increased $56.6 million or 252% increase over the first six months of 1998. The increases were primarily a result of the DataWorks acquisition and to a lesser extent, revenue growth realized from the existing Platinum ERA customer base. Services revenue attributable to the DataWorks acquisition derived from the Avante, Vantage and Vista customer base, totaled approximately $22.6 million and $44.8 million for the three and six months ended June 30, 1999, respectively. The remaining increase was generated primarily from the Company's Platinum ERA customer base and attributable to an overall rise in the installed base of end-users and an increase in the number of revenue-generating professional service personnel.

Other revenue consisted primarily of third-party hardware sales and the increase for both the three and the six month periods ended June 30, 1999 was attributable to the DataWorks acquisition.

International revenues increased $8.5 million or 92% to $17.7 million for the quarter ended June 30, 1999 from $9.2 million during the comparable quarter in 1998. As a percentage of total revenue, international revenues represented 27% and 29% for the three months ended June 30, 1999 and 1998, respectively. The decrease in international revenues as a percentage of total revenues for the three months ended June 30, 1999 was due to a reduction in the Company's European license fee revenues primarily related to the Avante product line. On a year to date basis, international revenues increased $22.6 million or 147% to $37.9 million for the six months ended June 30, 1999 from $15.3 million during the same period in 1998. For the six months ended June 30, 1999 and 1998, international revenues as a percentage of total revenue represented 29% and 26%, respectively. The increase in the six months ended June 30, 1999 was primarily attributable to the DataWorks acquisition as DataWorks had a larger European sales force and marketing presence than the Company prior to the acquisition.

Gross Profit

Gross profit increased $12.9 million or 56% from $23.2 million in the three months ended June 30, 1998 to $36.1 million for the three months ended June 30, 1999. On a year to date basis, gross profit for the six months ended June 30, 1999 totaled $74.2 million, an increase of $32.3 million or 77% over the first two quarters of fiscal 1998. Gross profit as a percentage of revenues was 55% and 56% for the three and six months ended June 30, 1999, respectively as compared to 72% for the three and six months ended June 30, 1998. The reduction in gross margin percentage was due to a higher proportion of overall revenues from services during the three and six months ended June 30, 1999, which bear a lower gross margin percentage than license fee revenue. In addition, the overall gross profit percentage was unfavorably impacted by a higher cost structure underlying services revenue generated from the Avante, Vantage and Vista customer base combined with lower gross profit percentage realized from third-party hardware sales.

Operating Expenses

Total operating expenses increased to $35.5 million for the three months ended June 30, 1999 from $18.1 million in the comparable period in 1998 and increased to $72.3 million for the six months ended June 30, 1999 from $41.9 million in the comparable period in 1998. The increase in absolute dollars was primarily a result of the DataWorks acquisition. Total operating expenses as a percentage of revenues were 54% and 55% for the three and six months ended June 30, 1999, respectively, as compared to 56% during comparable 1998 periods. In connection with the acquisition, the Company broadened its qualified pool of general and administrative costs in order to report results of operations more consistent with the Company's actual operating infrastructure. Although this had little impact on total operating expenses as a percentage of total revenue, it did impact the relative percentage of each operating expense component to total operating expenses.

Sales and marketing expenses were $19.6 million and $12.9 million for the three months ended June 30, 1999 and 1998, respectively, or 30% and 40% of total revenues. For the six months ended June 30, 1999 and 1998 sales and marketing expenses were $40.2 million and $23.2 million, respectively, or 30% and 40% of total revenues. The absolute dollar increase was a result of the DataWorks acquisition. The decrease as a percentage of total revenues in both the three and the six month periods ended June 30, 1999 was attributable to lower marketing related infrastructure costs due to a refinement in cost alignments as discussed above.

Gross software development expenditures were $7.8 million and $3.0 million or 12% and 9% of total revenues for the three months ended June 30, 1999 and 1998, respectively, before capitalization of software costs of $1.2 million and $0.3 million. For the six months ended June 30, 1999 and 1998, gross software development expenditures were $14.9 million and $6.6 million or 11% and 10% of total revenues, respectively, before capitalization of software costs of $2.8 million and $1.0 million. These expenses as a percentage of total revenues were impacted by the above referenced refinement in cost alignments as discussed above, as well as Year 2000 remediation costs of $0.3 million and $0.4 million incurred during the three and six month periods ended June 30, 1999, respectively. The Company expects software development expenses, as a percentage of total revenues, to increase as the Year 2000 readiness efforts continue during the fiscal year.

Upon the release for general availability of the Company's software products, the Company amortizes capitalized software development costs over a five-year period. Such amortization is included in cost of revenues. During the six months ended June 30, 1999, costs were capitalized for the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release.

General and administrative expenses were $9.4 million and $2.5 million for the three months ended June 30, 1999 and 1998, respectively, or 14% and 8% of total revenues. These expenses were $19.9 million and $3.7 million, or 15% and 6% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The increases were attributable to the acquisition of DataWorks, which included a higher general and administrative cost infrastructure and by the current refinement in cost alignments as discussed above.

Other Income (Expense)

Other income (expense) for the quarters ended June 30, 1999 and 1998, was ($0.1) million and $0.6 million, respectively. For the six months ended June 30, 1999 and 1998, other income (expense) was $0.9 million and $0.7 million. Other income (expense) reflects realized foreign currency gains and losses due to the fluctuation of the U.S. dollar against primarily the Canadian dollar, Irish punt and the British pound as well as interest earned on the Company's cash, cash equivalents and short-term investments.

Provision for Income Taxes

The Company recorded a provision for income taxes of $70,000 and $436,000 during the three and six months ended June 30, 1999, respectively for expected federal alternative minimum taxes payable and expected foreign taxes payable. For the comparable periods in 1998, the Company's tax expense was offset by a reduction of valuation allowances related to net deferred tax assets recorded in prior years.

Liquidity and Capital Resources

As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $43.0 million. These resources decreased by $9.7 million from the December 31, 1998 balance primarily due to the payment of accrued restructuring and merger costs, 1998 bonuses, sales commissions, accounts payable and capital expenditures, offset in part by the collection of accounts receivable. The Company had working capital of $60.8 million at June 30, 1999 compared to working capital of $59.1 million at December 31, 1998.

During the six months ended June 30, 1999, the Company paid $5.9 million for severance, lease termination and other costs related to the 1998 restructuring. In addition, the Company paid $0.2 million in duplicate facility costs related to restructuring charges accrued in 1996 and 1997. At June 30, 1999, the Company has $9.0 million in cash obligations related to severance payments, lease terminations and other costs of the 1996, 1997 and 1998 restructurings. The Company believes that these obligations will be funded from existing cash reserves, working capital and operations.

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

Company Products. As a leading supplier of client/server enterprise resource planning software for the middle market, the Company is aware of the Year 2000 Problem and is committed to offering software products that are Year 2000 compliant. The Company presently believes that the current releases of its Platinum ERA and Platinum for Windows software products are Year 2000 compliant. The Company's Platinum for DOS product, which was initially released in the mid-1980s was not Year 2000 compliant until the release of version 4.6 in August 1998. The version 4.6 release is being offered for free to all existing Platinum for DOS users on maintenance. The Company believes that the current releases of the products acquired in the DataWorks merger are also Year 2000 compliant. While the Company's products are the subject of a continuing testing program, there can be no assurance that these products do not contain undetected errors associated with the year 2000-date functions that may result in material costs to the Company. See "Certain Factors that May Affect Future Results - Risks Associated with Year 2000 Compliance."

As part of its Platinum ERA and Platinum for Windows product lines the Company resells certain products that are manufactured by third parties, both on an OEM and reseller basis. In addition, such products, in certain cases, include third party technology. The Company has received assurances from such third parties regarding the Year 2000 compliance of the third party products. Despite these assurances, there can be no guaranty that the third party products do not contain undetected errors associated with Year 2000 date functions. The Company is in the process of formally querying the suppliers of third party products that are resold with or embedded in the DataWorks software products as to their progress in identifying and addressing Year 2000 Problems. It is possible that such formal inquiries will uncover unanticipated Year 2000 issues.

Internal Technology Systems. The Company's internal technology systems include telecommunications (phones, voice mail and network connections), computer hardware (personal computers and network servers) and software. The Company has assessed the Year 2000 Problem with respect to telecommunications for all offices. The Company has identified fixes that need to be made to its telecommunications systems to make them Year 2000 compliant. These fixes relate primarily to upgrades to voice mail and phone systems at some of the Company's international offices and sales offices. The voice and phone upgrades have been installed at all sites except two sites and the remaining two sites are scheduled to be completed by September 1, 1999. In addition, the Company has assessed approximately 98 percent of its hardware used for Year 2000 compliance and has not uncovered any material non-compliance. The Company's principal software systems include accounting, customer support, order entry and desktop productivity (e-mail, word processing, spreadsheets, etc.). The Company uses Microsoft Corporation products for desktop productivity which have been certified by Microsoft as Year 2000 compliant with minor issues. The Company, for the most part, uses its own products for its accounting, order entry and customer support software needs. Certain former DataWorks offices use third party accounting software and the Company is in the process of converting to its own accounting software for internal use.

Noninternal Technology Systems. Noninternal technology systems include security systems, elevators and other systems which contain an embedded computer or computer like device which is used to control the operation of plant, machinery and equipment. Most of embedded systems on which the Company relies in its daily operations are owned and managed by the lessors of the facilities in which the Company's operations are located. The Company has not assessed completely whether there are any Year 2000 Problems with its noninternal technology systems and anticipates that the full assessment will be completed by August 31, 1999. The Company is in the process of completing a contingency plan for its internal and non-internal technology systems which it expects to complete by September 1, 1999.

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

To date the Company has incurred approximately $440,000 in Year 2000 remediation costs which was funded from working capital. The Company expects to incur an additional $200,000 by September 1, 1999 to upgrade voice mail and phone systems at some of the Company's international offices and sales offices. The Company has engaged a third party consulting firm to assist with Year 2000 readiness efforts. These efforts include continued product testing and contingency planning. The Company anticipates spending between approximately $1.2 million and $1.7 million for this effort over the remainder of 1999 and the first half of 2000. These fees will be expensed as incurred.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements. Certain statements in this Quarterly Report, including statements regarding the anticipated dates of product releases and commercial shipments, and the anticipated dates of completion of Year 2000 assessments, testing and implementation of fixes are forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof,) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 13-17. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

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

Integration of DataWorks. On December 31, 1998, a wholly owned subsidiary of the Company was merged with DataWorks and DataWorks became a subsidiary of the Company. The Company is still in the process of integrating the operations of the two companies. During the first and second quarter of 1999, a significant number of Avante sales representatives and certain sales management employees resigned from the Company. The Company expects that these departures will materially adversely effect the Company's revenues from the Avante product in the near term, as well as the Company's financial results. There can be no assurance that other employees will not resign from the Company. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

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

The Company sells certain products directly and through VARs. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channel.

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

Risks of Product Defects. Software products as complex as those ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products. The Company has been informed by customers of certain errors with respect to its Avante and Platinum ERA products, which the Company is addressing. The inability of the Company to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

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

Dependence on Client/Server Environment. The Company's development tools, application products and consulting and education services help organizations build, customize or deploy solutions that operate in a client/server computing environment. The Company cannot assure you that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. If the market for client/server application products and services does not grow in the future, or grows slower than the Company anticipates, or if the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

Dependence on Retention and Integration of Key Personnel. The Company's success depends on the continued service of key management personnel not subject to an employment agreement for a specified time duration with the Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. During the first and second quarters of 1999, a significant number of Avante sales representatives and certain sales management employees resigned from the Company. The Company expects that these departures will materially adversely affect the Company's revenues from the Avante product in the near term as well as the Company's financial results. The Company is actively seeking qualified replacements. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There is no assurance that the Company can replace the departed employees in a timely manner or retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Risks Associated with International Sales. The Company believes that any future growth of the Company will be dependent, in part, upon its ability to increase revenues in international markets. The Company intends to expand its operations outside of the United States. The expansion will require significant management attention and financial resources and could adversely affect the Company's margins. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit international resellers. The Company cannot assure you that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

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

Shares Eligible for Future Sale. As of August 4, 1999, the Company had 40,816,773 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only corporate debt securities and municipal bonds.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. Although international revenues approximated 29% of the Company's total revenues for the six months ended June 30, 1999, less than 20% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues; however the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On April 29, 1999, the Company held its annual meeting of stockholders. At this meeting 36,067,724 shares of Common Stock were available for voting and 953,050 shares of Series C Preferred Stock (on an as-converted basis) were available for voting. Each share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

At the meeting, L. George Klaus, Stuart W. Clifton, Donald R. Dixon, Arthur J. Marks and L. John Doerr were elected as directors of the Company by the Common and Series C stockholders. All shares of Series C Preferred Stock voted in favor of all of the nominated directors. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

                       NAME                VOTES FOR     WITHHELD AUTHORITY

                  L. George Klaus          34,792,141        1,275,583
                  Arthur J. Marks          34,843,286        1,224,438
                  Stuart W. Clifton        34,698,921        1,368,803
                  L. John Doerr            34,848,854        1,218,870
                  Donald R. Dixon          34,843,506        1,224,218

With respect to the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 1999, 35,630,736 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as-converted basis) voted in favor of the proposal, 317,174 shares of Common Stock voted against, and 119,814 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

With respect to the proposal to approve an amendment to the Company's Certificate of Incorporation to change the Company's name to Epicor Software Corporation, 34,890,207 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as-converted basis) voted in favor of the proposal, 857,812 shares of Common Stock voted against, and 319,705 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

With respect to the proposal to approve the Company's 1999 Nonstatutory Stock Option Plan, 14,627,477 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as-converted basis) voted in favor of the proposal, 9,338,193 shares of Common Stock voted against, and 755,684 shares of Common Stock abstained from voting. There were 11,346,370 broker non-votes on this proposal.

With respect to the proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the authorized number of shares reserved for issuance by 550,000 shares, 23,348,370 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as converted basis) voted in favor of the proposal, 1,050,615 shares of Common Stock voted against, and 286,564 shares of Common Stock abstained from voting. There were 11,382,175 broker non-votes on this proposal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          10.66 1999 Nonstatutory Stock Option Plan (incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8, Reg. No. 333-85105.)

          10.67   Bracknell Lease Agreement dated May 19, 1999

          27      Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated April 26, 1999 to report under Item 5 its results for the fiscal quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EPICOR SOFTWARE CORPORATION
                                        ----------------------------------------
                                                      (Registrant)

Date: August 13, 1999                   /s/ Norman R. Farquhar
                                        ----------------------------------------
                                        Norman R. Farquhar
                                        Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
------                                 -----------

 10.66 1999 Nonstatutory Stock Option Plan (incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form
          S-8, Reg. No. 333-85105.)

 10.67    Bracknell Lease Agreement dated May 19, 1999

 27       Financial Data Schedule