Form 10-Q
period 1999-09-30
EPICOR SOFTWARE CORP
filed 1999-11-15
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    --------------------------------------

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______


                           COMMISSION FILE NO. 0-20740

                     --------------------------------------

                           EPICOR SOFTWARE CORPORATION
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

                     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 5, 1999, there were 40,829,780 shares of common stock outstanding.

                                 FORM 10-Q INDEX

                                                                                            Page
                                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  (unaudited) and December 31, 1998                                          3

                  Condensed Consolidated Statements of Operations (unaudited)
                  for the Three Months and Nine Months Ended September 30, 1999
                  and 1998                                                                   4

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the Nine Months Ended September 30, 1999
                  and 1998                                                                   5

                  Notes to Consolidated Financial Statements (unaudited)                     6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                 19


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                         20

Item 6.           Exhibits and Reports on Form 8-K                                          20

SIGNATURE                                                                                   21


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                             ---------       ---------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  14,390       $  22,175
  Short-term investments                                                        20,163          30,511
  Accounts receivable, net                                                      80,934          84,789
  Inventories                                                                    1,124             971
  Prepaid expenses and other                                                    11,631          13,826
                                                                             ---------       ---------
      Total current assets                                                     128,242         152,272

Property and equipment, net                                                     17,684          13,388
Software development costs, net                                                  9,269           5,572
Intangible assets, net                                                          32,613          32,056
Other assets                                                                     5,551           8,989
                                                                             ---------       ---------
Total assets                                                                 $ 193,359       $ 212,277
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  14,620       $  16,490
  Accrued expenses                                                              18,098          24,741
  Accrued merger and restructuring costs                                         6,119          15,090
  Deferred revenue                                                              36,066          36,845
                                                                             ---------       ---------
      Total current liabilities                                                 74,903          93,166

Long-term liabilities                                                            1,079           1,116

Stockholders' equity:
  Preferred stock                                                                7,501           7,501
  Common stock                                                                      41              40
  Additional paid-in capital                                                   237,546         232,042
  Less: notes receivable from officers for issuance of restricted stock        (11,377)        (11,563)
  Accumulated other comprehensive income (loss)                                    674            (245)
  Accumulated deficit                                                         (117,008)       (109,780)
                                                                             ---------       ---------
      Total stockholders' equity                                               117,377         117,995
                                                                             ---------       ---------
Total liabilities and stockholders' equity                                   $ 193,359       $ 212,277
                                                                             =========       =========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                           -------------------------      --------------------------
                                             1999            1998           1999            1998
                                           ---------       ---------      ---------       ---------
Revenues:
   License fees                            $  22,024       $  16,177      $  71,468       $  52,007
   Services                                   40,210          14,039        119,230          36,472
   Other                                         971             113          4,768             423
                                           ---------       ---------      ---------       ---------
      Total revenues                          63,205          30,329        195,466          88,902

Cost of revenues                              30,134          10,066         88,184          26,780
                                           ---------       ---------      ---------       ---------

Gross profit                                  33,071          20,263        107,282          62,122

Operating expenses:
   Sales and marketing                        22,599          10,953         62,812          34,131
   Software development                        8,348           2,797         20,466           8,446
   General and administrative                 11,869           1,936         31,789           5,675
                                           ---------       ---------      ---------       ---------
      Total operating expenses                42,816          15,686        115,067          48,252
                                           ---------       ---------      ---------       ---------

Income (loss) from operations                 (9,745)          4,577         (7,785)         13,870
Other income, net                                 47             298            993           1,025
                                           ---------       ---------      ---------       ---------

Income (loss) before income taxes             (9,698)          4,875         (6,792)         14,895
Provision for income taxes                        --             180            436             180
                                           ---------       ---------      ---------       ---------

Net income (loss)                          $  (9,698)      $   4,695      $  (7,228)      $  14,715
                                           =========       =========      =========       =========

Net income (loss) per share - basic        $   (0.24)      $    0.17      $   (0.18)      $    0.56
Net income (loss) per share - diluted      $   (0.24)      $    0.16      $   (0.18)      $    0.49

Common shares outstanding - basic             40,703          28,330         40,510          26,234
Common shares outstanding - diluted           40,703          30,009         40,510          30,194


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                ------------------------
                                                                  1999           1998
                                                                --------       --------
OPERATING ACTIVITIES
Net income (loss)                                               $ (7,228)      $ 14,715
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                   13,602          4,401
  Provision for doubtful accounts                                  4,966          1,794
  Changes in operating assets and liabilities:
     Accounts receivable                                           1,927        (14,025)
     Inventories                                                    (153)            --
     Prepaid expenses and other                                   (1,367)        (3,168)
     Other assets                                                    681           (900)
     Accounts payable                                             (2,940)           494
     Deferred revenue                                             (1,592)         3,894
     Accrued  merger and restructuring costs                      (7,318)          (834)
     Other accrued liabilities and income taxes payable           (6,849)           468
                                                                --------       --------
Net cash provided by (used in) operating activities               (6,271)         6,839

INVESTING ACTIVITIES
Purchases of property and equipment                               (9,895)        (5,211)
Purchases of short-term investments                              (24,803)       (13,525)
Proceeds from notes receivable from related party                    186             --
Proceeds from sale or maturity of short-term investments          35,151          9,033
Additions to capitalized software costs                           (4,871)        (2,134)
                                                                --------       --------
Net cash used in investing activities                             (4,232)       (11,837)

FINANCING ACTIVITIES
Exercise of common stock options                                   1,336          7,737
Common stock issued under the Employee Stock Purchase Plan         1,745            694
Payments of long-term liabilities                                 (1,111)            --
                                                                --------       --------
Net cash provided by financing activities                          1,970          8,431

Effect of exchange rate on cash                                      748         (1,259)
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents              (7,785)         2,174
Cash and cash equivalents at beginning of period                  22,175          4,466
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 14,390       $  6,640
                                                                ========       ========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results of operations which may be reported for any other interim period or for the entire year ending December 31, 1999.

COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                              Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                          -----------------------       -----------------------
                                            1999          1998            1999           1998
                                          --------       --------       --------       --------
Net income (loss)                         $ (9,698)      $  4,695       $ (7,228)      $ 14,715
Unrealized gains (losses) on foreign
   currency translation adjustments          1,258         (1,018)           919         (1,157)
                                          --------       --------       --------       --------

Total comprehensive income (loss)         $ (8,440)      $  3,677       $ (6,309)      $ 13,558
                                          ========       ========       ========       ========


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and nine months ended September 30, 1999, employee stock options and preferred stock were not considered in calculating basic and diluted net loss per common share since their effect would be anti-dilutive. As a result, during those periods the Company's basic and diluted net loss per common share are the same.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,              September 30,
                                                  -----------------------      ------------------------
                                                    1999           1998          1999           1998
                                                  --------       --------      --------       --------
Numerator:
   Net income (loss) - numerator for basic
   and diluted net income (loss) per share        $ (9,698)      $  4,695      $ (7,228)      $ 14,715

Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares              40,703         28,330        40,510         26,234

Effect of dilutive securities:
   Employee stock options                               --            726            --          1,595
   Preferred stock                                      --            953            --          2,365
                                                  --------       --------      --------       --------
   Dilutive potential common shares                     --          1,679            --          3,960
                                                  --------       --------      --------       --------

   Denominator for diluted net income (loss)
   per share                                        40,703         30,009        40,510         30,194
                                                  ========       ========      ========       ========

Net income (loss) per share - basic               $  (0.24)      $   0.17      $  (0.18)      $   0.56

Net income (loss) per share - diluted             $  (0.24)      $   0.16      $  (0.18)      $   0.49


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

On April 1, 1999, the Company acquired the remaining 80.1% interest in evosoft DataWorks Software GmbH ("evosoft") for approximately $0.7 million in cash. The original 19.9% investment was made in January 1998. Evosoft, located in Nuremberg, Germany, primarily markets, distributes and supports the Avante and Platinum ERA product lines in Germany. The excess costs over fair market value of the net assets purchased has been allocated to developed technology and assembled workforce and is being amortized over five years. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of evosoft, which are not material, are included in the results of the Company's operations subsequent to April 1, 1999.

CONTINGENCIES

DataWorks, and certain of its former officers and directors, have been named as defendants in two lawsuits alleging violations of the federal securities laws. The complaints were filed in the United States District Court for the Southern District of California. They purport to be brought on behalf of classes of stockholders who purchased DataWorks stock, and allege that between October 30, 1997 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of the Interactive Group, Inc. and sales of certain products. The complaints do not specify the dollar amount of damages alleged or relief requested. The Company is also named as a defendant in the lawsuit as a successor of DataWorks.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Acquisition

On December 31, 1998, the Company acquired DataWorks Corporation ("DataWorks") a publicly traded provider of enterprise resource planning software based in San Diego, California. The acquisition was accounted for as a purchase for financial reporting purposes, and the results of operations of DataWorks are included in the results of the Company's operations beginning January 1, 1999. This acquisition resulted in a material increase in the Company's revenues and expenses for the three and nine months ended September 30, 1999. Accordingly, current and future financial statements are not directly comparable to the Company's historical financial statements.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of Epicor's results of operations for the three and nine months ended September 30, 1999 compared to September 30, 1998 (in millions):


                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                    --------------------------------      -------------------------------
                                     1999         1998       Change %      1999         1998      Change %
                                    ------       ------      -------      ------       ------     -------
Revenues:
   License fees                   $   22.0     $   16.2        36%      $   71.5     $   52.0       38%
   Services                           40.2         14.0       187%         119.2         36.5      227%
   Other                               1.0          0.1       900%           4.8          0.4    1,100%
                                    ------       ------      ----         ------       ------    ------
     Total revenues                   63.2         30.3       109%         195.5         88.9      120%

As a percentage of revenues:
   License fees                         35%          54%                     37%         58%
   Services                             64%          46%                     61%         42%
   Other                                 1%           0%                      2%          0%
                                    ------       ------                   ------       ------
     Total revenues                    100%         100%                    100%        100%

Gross profit                          33.1         20.3        63%         107.3         62.1       73%
   As a percentage of
   revenues                            52%          67%                      55%         70%

Sales and marketing                   22.6         11.0       106%          62.8         34.1       84%
   As a percentage of
   revenues                            36%          36%                      32%          38%

Software development                   8.3          2.8       196%          20.5          8.4      144%
   As a percentage of
   revenues                             13%           9%                      10%          10%

General and administrative            11.9          1.9       526%          31.8          5.7      458%
   As a percentage of
   revenues                            19%           6%                      16%           6%


Revenues

The growth in license fee revenue for both the three and nine months ended September 30, 1999 was attributable to the DataWorks suite of software products licensed, which consisted primarily of the Avante, Vantage, and Vista products. An increase in license fee revenue from the Company's Clientele product also contributed to the growth. Although license fee revenue increased in absolute dollars, as a percentage of total revenues, license fee revenue decreased. The following factors impacted this change in revenue mix:

o The acquisition of DataWorks, which historically reported less license fees as a percentage of total revenues than the Company's previous results

o Reduced Avante license fees as a result of attrition in the Avante sales force following the acquisition and uncertainty in the market over the future of the Avante product

o Decreased Platinum ERA license fees attributable to increased competition and uncertainty in the marketplace over the integration of applications following the DataWorks acquisition as well as sales force attrition

o Continued weak demand for enterprise resource planning software particularly attributable to uncertainty in the software market related to the Year 2000 problem

Services revenue consists of fees from software maintenance, consulting, custom programming and education services. The increase in services revenue both in absolute dollars and as a percentage of sales, for the three and nine month periods ended September 30, 1999 as compared with the same periods in 1998, was primarily due to the DataWorks acquisition. Services revenue from DataWorks' customer base approximated $21.8 million and $66.6 million for the three and nine months ended September 30, 1999, respectively. The remaining increase was generated primarily from the Company's Platinum ERA customer base and attributable to an overall increase in the installed base of end users and an increase in the number of revenue-generating professional service personnel.

Other revenue consists primarily of third-party hardware sales. The increase in other revenue for both the three and the nine month periods ended September 30, 1999 was attributable to the DataWorks acquisition.

International revenues were $17.6 million and $8.2 million in the third quarter of 1999 and 1998, representing 28% and 27% of total revenue, respectively. International revenues were $55.5 million and $23.5 million in the first nine months of 1999 and 1998, representing 28% and 26% of total revenue, respectively. The increase for both the three and nine months ended September 30, 1999 as compared to the same 1998 periods was primarily attributable to the DataWorks acquisition as DataWorks had a larger European sales force and marketing presence than the Company prior to the acquisition. With sales offices located in the United States, Europe, Australasia, and South America, the Company expects international revenues to remain a significant portion of total revenues. See "Certain Factors That May Affect Future Results - Forward Looking Statements" and "Risks Associated with International Sales."

Gross Profit

The reduction in gross profit percentage for both the three and nine months ended September 30, 1999 as compared to the same 1998 periods was due to the following:

o A higher proportion of overall revenues from services which bear a lower gross margin percentage than license fee revenue

o A higher cost structure underlying services revenue generated from the Avante, Vantage and Vista customer base

o An acceleration of the amortization of certain capitalized software development costs to more accurately reflect the anticipated life of the associated product

o Professional services personnel performed non-billable activities including Year 2000 testing and quality assurance testing of future product releases

Operating Expenses

The operating expense increase in absolute dollars was primarily a result of the DataWorks acquisition. In connection with the acquisition, the Company broadened its qualified pool of general and administrative costs in order to report results of operations more consistent with the Company's actual operating infrastructure. Although this had little impact on total operating expenses as a percentage of total revenue, it did impact the relative percentage of each operating expense component to total operating expenses.

The sales and marketing ("S&M") expense increase, in absolute dollars, for the three and nine months ended September 30, 1999 was a result of the DataWorks acquisition. During both the three and nine months ended September 30, 1999, S&M expense as a percentage of revenue decreased due to a refinement in cost alignments as discussed above. During the three months ended September 30, 1999 as compared to the prior quarter the Company increased its S&M spending as follows:

o Higher compensation expense as a result of a modification in the sales commission plan to retain the direct sales force

o Increased marketing expenses associated with the recent name change from Platinum Software Corporation to Epicor Software Corporation

o Increased marketing expenses associated with improvements to the Company's customer prospect generation process

The Company believes S&M expenses will remain at the current level during the remainder of 1999, as the Company continues to promote its new name and invest in customer prospect generation. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Gross software development expenditures were $10.4 million and $3.9 million or 17% and 13% of total revenues for the three months ended September 30, 1999 and 1998, respectively, before capitalization of software costs of $2.1 million and $1.1 million. For the nine months ended September 30, 1999 and 1998, gross software development expenditures were $25.3 million and $10.6 million or 13% and 12% of total revenues, respectively, before capitalization of software costs of $4.9 million and $2.1 million. The following factors contributed to the increase in software development expenses:

o    Refinement in cost alignments as discussed above

o Year 2000 remediation costs of $1.1 million and $1.5 million incurred during the three and nine month periods ended September 30, 1999, respectively

o New product development including web-enablement and integration of existing back and front office products

o Outside consulting costs related to enhancing software development methodologies and procedures

The Company believes software development expenditures will decrease during the remainder of 1999 as the outside consulting costs were specific to the quarter ended September 30, 1999 and the Year 2000 remediation costs were accelerated during the third quarter of 1999. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

General and administrative ("G&A") expenses increased in both absolute dollars and as a percentage of revenue due to the acquisition of DataWorks, which included a higher G&A cost infrastructure and by the recent refinement in cost alignments as discussed above. In addition, for the three months ended September 30, 1999 G&A included a $1.0 million incremental increase to the provision for doubtful accounts related to various customer issues.

Liquidity and Capital Resources

The following table summarizes Epicor's cash flows for the nine months ended September 30, 1999 compared to December 31, 1998 (in millions):

                                                                   September 30,           December 31,
                                                                       1999                    1998
                                                                   -------------           -------------
           Cash and cash equivalents                             $        14.4           $        22.2
           Short-term investments                                         20.2                    30.5
           Net cash provided by (used in) operating activities            (6.3)                    6.8
           Net cash provided by (used in) investing activities            (4.2)                  (11.8)
           Net cash provided by financing activities                       2.0                     8.4




As of September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $34.6 million. The Company used $6.3 million in cash for operating activities during the nine month period ended September 30, 1999 primarily to fund the net loss in the third quarter and to pay accrued restructuring and merger costs, 1998 bonuses, sales commissions and accounts payable. This was offset in part by the collection of accounts receivable. During the nine months ended September 30, 1999, the Company paid $7.3 million for severance, lease termination and other costs related to the 1998 restructuring. At September 30, 1999, the Company has $6.1 million in cash obligations related to severance payments, lease terminations and other costs of the 1996, 1997 and 1998 restructurings. The Company believes that these obligations will be funded from existing cash reserves, working capital and operations.

During the first nine months of 1999, the Company's principal investing activities included net sales of short-term investments and capital expenditures to accommodate facility reorganizations and the Company's expanding information technology infrastructure. In addition, cash used in investing activities included capitalized software costs primarily related to the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release.

Financing activities for the nine months ended September 30, 1999 included proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program.

The Company experienced negative cash flows from operations in the quarter ending September 30, 1999 and expects this to continue in the fourth quarter of 1999. See "Certain Factors That May Affect Future Results - Forward Looking Statements." Epicor is dependent upon its ability to generate cash flows from license fees and other operating revenues, as well as the collection of its outstanding accounts receivable to maintain current liquidity levels. Although the Company expects operating and investing activities to use cash during the remainder of fiscal year 1999, it believes that current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements. The Company has based its expense levels, in significant part, on expectations of future revenue. If the Company is not successful in achieving targeted revenues, the Company may be required to align its operating expenses with its reduced revenues through cost cutting measures.

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

Company Products. As a leading supplier of client/server enterprise resource planning software for the middle market, the Company is aware of the Year 2000 Problem and is committed to offering software products that are Year 2000 ready. The Company presently believes that the current releases of its Platinum ERA and Platinum for Windows software products are Year 2000 ready. The Company's Platinum for DOS product, which was initially released in the mid-1980s was not Year 2000 ready until the release of version 4.6 in August 1998. The version 4.6 release is being offered for free to all existing Platinum for DOS users on maintenance. The Company believes that the current releases of the products acquired in the DataWorks merger are also Year 2000 ready. While the Company's products are the subject of a continuing testing program, there can be no assurance that these products do not contain undetected errors associated with the year 2000 date functions that may result in material costs to the Company. See "Certain Factors that May Affect Future Results - Risks Associated with Year 2000 Readiness."

The Company resells certain products that are manufactured by third parties, both on an OEM and reseller basis. In addition, certain of the Company's products include third party technology. The Company has received assurances from such third parties regarding the Year 2000 readiness of the third party products. Despite these assurances, there can be no guaranty that the third party products do not contain undetected errors associated with Year 2000 date functions.

Internal Technology Systems. The Company's internal technology systems include telecommunications (phones, voice mail and network connections), computer hardware (personal computers and network servers) and software. The Company has assessed the Year 2000 Problem with respect to telecommunications for all offices. The Company has identified fixes that need to be made to its telecommunications systems to make them Year 2000 ready. These fixes relate primarily to upgrades to voice mail and phone systems at some of the Company's international offices and sales offices and such fixes have been substantially completed and tested. In addition, the Company has assessed approximately 98% of its hardware used for Year 2000 readiness and has not uncovered any material non-compliance. The Company's principal software systems include accounting, customer support, order entry and desktop productivity (e-mail, word processing, spreadsheets, etc.). The Company uses Microsoft Corporation products for desktop productivity which have been certified by Microsoft as Year 2000 ready with minor issues. The Company, for the most part, uses its own products for its accounting, order entry and customer support software needs. Certain former DataWorks offices use third party accounting software and the Company is in the process of converting to its own accounting software for internal use.

Noninternal Technology Systems. Noninternal technology systems include security systems, elevators and other systems which contain an embedded computer or computer like device which is used to control the operation of plant, machinery and equipment. Most embedded systems on which the Company relies in its daily operations are owned and managed by the lessors of the facilities in which the Company's operations are located. The Company has assessed 75% of its operations for Year 2000 Problems with its noninternal technology systems and anticipates that the full assessment will be completed by November 30, 1999.

The Company has begun contingency planning for its internal and noninternal technology systems and facilities to protect against potential interruptions from the Year 2000 Problem. The Company expects to complete the contingency plans by November 30, 1999 and the anticipated costs are included below.

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

To date the Company has incurred approximately $1.6 million in Year 2000 remediation costs which was funded from working capital. The Company has engaged a third party consulting firm to assist with Year 2000 readiness efforts. These efforts include continued product testing and contingency planning. The Company anticipates spending approximately $0.3 million for this effort as well as employee compensation related to year-end staffing requirements over the remainder of 1999. These fees will be expensed as incurred. It is possible that the Company will incur additional costs in fiscal 2000 addressing unforeseen events, such as employee costs for fixing undetected software errors in the Company's products related to Year 2000 data functions and costs to address unanticipated

Year 2000 Problems with the Company's internal technology and non-internal technology systems. Such amounts cannot be quantified at the present time.

Forward Looking Statements. The Company has made forward looking statements regarding its Year 2000 readiness, anticipated dates for completion of assessment, testing, and implementation of fixes and anticipated costs to be incurred. The Company has described many of the risks associated with these forward looking statements. See "Certain Factors that May Affect Future Results
- Risks Associated with Year 2000 Readiness." The Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward looking statements. This is especially the case because many aspects of Year 2000 readiness are outside the control of the Company, such as the performance of third party suppliers. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Year 2000 problems in a timely manner to avoid materially adversely affecting its operations or business.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements. Certain statements in this Quarterly Report, including statements regarding the anticipated dates of product releases and commercial shipments, and the anticipated dates of completion of Year 2000 assessments, testing and implementation of fixes are forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof,) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 13-19. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

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

Integration of DataWorks. On December 31, 1998, the Company acquired DataWorks. The Company is still in the process of integrating the operations of the two companies. During the first and second quarter of 1999, a significant number of Avante sales representatives and certain sales management employees resigned from the

Company. The Company expects that these departures will materially adversely effect the Company's revenues from the Avante product in the near term, as well as the Company's financial results. There can be no assurance that other employees will not resign from the Company. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

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

Dependence on Principal Products. The Company derives a substantial portion of its revenue from the sale of enterprise resource planning application software and related support services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. These events may include:

o    Competition from other products

o    Significant flaws in the Company's products

o    Incompatibility with third-party hardware or software products

o    Negative publicity or evaluation of the Company or its products

o Obsolescence of the hardware platforms or software environments in which the Company's systems run

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

Risks Associated with Rapid Technological Change and Product Development. The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. As companies introduce products that embody new technologies or as new industry standards emerge such as web-based application software, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

o    Enhance its existing products, including web enabling such products

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

Change From Client/Server to Web-Based Environment. The Company's development tools, application products and consulting and education services help organizations build, customize or deploy solutions that operate in a client/server computing environment. The Company cannot assure you that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. The Company believes that the environment for application software is changing from a client/server environment to a web-based environment. If the Company fails to respond effectively to evolving requirements of this changing environment, the Company's business, financial condition and results of operations will be materially and adversely affected.

Highly Competitive Industry. The business information systems industry in general and the ERP computer software industry in particular are very competitive and subject to rapid technological change. Many of the Company's current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company has. A number of companies offer products that are similar to the Company's products and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies (such as web-based application software) and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects to experience additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share. Accordingly, the Company cannot assure you that the Company's current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt more quickly than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company's products and services, any of which could materially and adversely affect the Company's business, operating results and financial condition. The Company cannot assure you that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results and financial condition.

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

Risks Associated With Year 2000 Readiness. Significant uncertainty exists in the software industry concerning the potential effects of the "Year 2000" issue. The "Year 2000" issue exists because the date codes used in some computer software and hardware systems use only two digits so that many computer systems cannot distinguish between the years 1900 and 2000. The Company believes that the current versions of its products are Year 2000 ready. However, despite its belief and although the Company has conducted or is conducting its own quality testing procedures, we cannot assure you that the Company's software products contain all necessary date code changes or do not contain errors related to the Year 2000. If any of the Company's software products fail to perform, including failures due to the onset of calendar year 2000 there would likely be a material adverse effect on the Company's business, financial condition and results of operations.

The Company is currently evaluating its information technology infrastructure for Year 2000 readiness, including reviewing what actions are required to make all software systems used internally Year 2000 ready as well as actions necessary to make the Company less vulnerable to Year 2000 readiness problems associated with third parties' systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues." We cannot assure you that such measures will alleviate all Year 2000 problems which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Retention and Integration of Key Personnel. The Company's success depends on the continued service of key management personnel not subject to an employment agreement for a specified time duration with the

Company. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. During the first and second quarters of 1999, a significant number of Avante sales representatives and certain sales management employees resigned from the Company. The Company expects that these departures will materially adversely affect the Company's revenues from the Avante product in the near term as well as the Company's financial results. The Company is actively seeking qualified replacements. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development, sales and customer support. There is no assurance that the Company can replace the departed employees in a timely manner or retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

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

Shares Eligible for Future Sale. As of November 5, 1999, the Company had 40,829,780 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. Although international revenues approximated 28% of the Company's total revenues for the nine months ended September 30, 1999, approximately 24% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues; however the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

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




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)         Exhibits

            27    Financial Data Schedule

(b)   Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated July 29, 1999 to report under Item 5 its results for the fiscal quarter ended June 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EPICOR SOFTWARE CORPORATION
                                            ----------------------------------
                                                      (Registrant)


Date:   November 15, 1999                   /s/ Lee Kim
                                            ----------------------------------
                                               Lee Kim
                                               Principal Financial Officer