Form 10-K
period 1999-12-31
EPICOR SOFTWARE CORP
filed 2000-03-29
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

                         COMMISSION FILE NUMBER 0-20740


                           EPICOR SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             33-0277592
--------------------------------                             -------------------
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per
                                                            share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $327,927,215 (computed using the closing sales price of $8.72 per share of Common Stock on March 13, 2000 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of Common Stock outstanding as of
                         March 13, 2000 was 41,455,036.

                              ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Epicor Software Corporation ("Epicor" or the "Company") designs, develops, markets and supports enterprise software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company's business solutions are focused on the mid-market, which generally includes companies between $10 million and $500 million in annual revenues. Epicor's solutions are designed to help the Company's customers focus on their customers. This customer-centric focus differentiates the Company from conventional enterprise resource planning ("ERP") vendors, whose primary focus is improving business processes and efficiencies. The Company's products and services are designed to focus on customer satisfaction, retention and referrals and are intended to facilitate enterprise-wide management of resources and information which allows mid-market companies to compete more effectively in an increasingly global economy.

The Company's products integrate Back Office applications for manufacturing, distribution and accounting with Front Office applications for sales, marketing and customer support. Leveraging the power of the Internet, these applications allow an organization to extend beyond the traditional "four walls" of their enterprise to integrate their operations with their customers, suppliers and partners.

The Company has three primary areas of focus for its software products:

1. Front Office applications, which include its Clientele(R) and Platinum(R) ERA (Enterprise Ready Applications) Front Office sales force automation and customer service and support applications, which provide growing and mid-sized companies with comprehensive customer relationship management ("CRM") functionality;

2. General Services applications, which include Platinum ERA Financials, Platinum ERA Distribution and Platinum(R) for Windows, designed to support the requirements of distributors and service organizations; and

3. Manufacturing applications, which include Platinum ERA Manufacturing - an ERP suite designed for assemble-to-order ("ATO") and light manufacturers, Avante - an ERP suite designed to meet the needs of rapidly growing manufacturers of discrete, highly engineered products, Vantage - an ERP suite designed for make-to-order ("MTO") and job shop manufacturers, Vista -an integrated business management application targeted at small job shop manufacturers, and Impresa - an integrated solution designed for the specialized needs of remanufacturers and maintenance, repair and overhaul ("MRO") businesses

The Company's software products incorporate a significant number of internationalized features to address global market opportunities, including support for national languages, multiple currencies and accounting for value-added taxation.

The Company offers consulting, training and support services to supplement the use of its software products by its customers. Mid-market companies require cost effective systems that have broad functionality, yet are rapidly implemented, easily adapted and highly configurable to their unique business requirements. To enable rapid implementation and return on investment, Epicor provides a fixed fee implementation program, the Up-Front Guarantee program.

The Company was incorporated in Delaware in November 1987 under the name "Platinum Holdings Corporation." In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation. The Company has twelve operating subsidiaries worldwide.

BACKGROUND

Epicor designs its products and services exclusively for mid-market companies, which generally consist of companies with annual revenues between $10 million and $500 million. These rapidly growing organizations number in the hundreds of thousands worldwide. In the past, mid-market companies were underserved by traditional financial and ERP systems that had originally been designed for larger corporations. These enterprise systems were dominated by mainframes and minicomputers, which were expensive to purchase, install and maintain. Though highly functional, the centralized nature of these generally proprietary systems meant that access to critical data was typically limited to an organization's management information services ("MIS") department and not readily available to decision makers, managers and key employees. Moreover, these systems provided little flexibility or adaptability to the constantly evolving requirements of mid-market companies.

The explosion of enterprise business applications began as an extension of the corporate reengineering efforts of the early 1990s and the emergence of new technology paradigms including client/server computing. The dramatic scalability, supportability and performance improvements made possible by client/server and other open systems technologies based on Unix, Microsoft NT and Microsoft SQL server, allowed many organizations to leverage this technology and implement enterprise business applications for the first time. As Fortune 1000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand in the mid to small enterprise markets for enterprise-wide software applications that integrated business processes and information. At first, only larger organizations had the technological expertise, budget and ability to support the lengthy implementations typified by the early solutions.

This demand helped make the enterprise applications market one of the largest and fastest growing segments of the software industry. AMR Research, Inc., an industry analyst organization, projects that the enterprise applications market will grow 32 percent annually for the next several years, reaching more than $66.6 billion by 2003, up from just $16.6 billion in 1998.

While smaller companies understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their own quest to boost productivity, profits and gain a competitive advantage, mid-sized companies increasingly turned to integrated application software to automate and link their business processes. Due to the mid-market's unique business constraints of limited budgets and limited implementation timeframes, "best-of-breed" solutions and after-market application integrations were far too cumbersome and costly to be an effective enterprise solution. Mid-market companies required a software application that leveraged the new advances in client/server software technology to deliver a truly integrated and enterprise wide solution.

Enterprise applications employed by mid-sized companies are required to satisfy business and technology requirements that are significantly different from those found in Fortune 1000 organizations. As a group, mid-sized companies face tremendous global competitive pressures as they compete for business against larger corporations, other mid-sized competitors and smaller start-ups. They understand the need to remain close to their customers and to make the most effective use of relatively limited resources. Mid-sized companies demand a quick return on technology investments and require that solutions be affordable not only to acquire and implement, but also to support throughout its entire operational life span.

With respect to technology, mid-sized companies are practical consumers. Mid-sized companies generally do not take risks on cutting-edge technology, but instead typically select affordable, proven solutions. The decade's dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, have made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice(R), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Fortune 1000 corporations. Microsoft Windows NT(R) and SQL Server have quickly become the fastest growing technology platforms, attracting mid-market companies with their features, familiarity and ease-of-use.

The development of cost-effective infrastructures has increased the mid-sized company's investment in enterprise applications. Spurred by outside issues, such as Year 2000 readiness and pending Euro currency mandates, mid-sized companies realized they could not afford to be without enterprise business solutions. The Company's product offerings, product development efforts and services are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

TECHNOLOGY STRATEGY

The Company's technology strategy is to develop leading line of enterprise business software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces and connectivity (including Internet, Intranet and Extranet access). The Company developed its own proprietary application development tools to create its first generation of client/server products, as well as acquired several proprietary application development tools through acquisitions. These technologies and tools were developed to meet the unique needs of the current marketplace. However, as industry-standard tools mature, the Company intends to increasingly exploit these leading tools as they become generally available. The Company's core product architecture incorporates many of the foundation technologies of client/server computing, including:

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, yet integrated enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company's Platinum ERA product line (formerly Platinum SQL) uses the Microsoft SQL Server relational database management system ("RDBMS"). The Company has focused the development of its Platinum ERA product line using Microsoft's industry-standard SQL language as the fundamental database access methodology. The Company's Platinum for Windows financial accounting application is optimized for Pervasive, Inc.'s Pervasive.SQL database. The Company's Clientele Front Office suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company has designed some of its manufacturing products to run on databases that are best suited for the particular applications required by customers, including Informix (formerly Ardent), Progress, and Microsoft FoxPro. The Company has chosen these open databases in order to maximize the throughput of its customers' transactions, to provide realistic models of business data and to maximize price and performance under the budget constraints of its customer base. The Company's Avante product leverages open database technology from Informix Inc., its Vantage product is designed for Progress Software Corporation's Progress database, its Vista product is built on Microsoft's FoxPro database, and its Impresa product incorporates database tools and technology from Oracle Corporation.

Advanced Networking/Connectivity

The Company's products are designed to operate on local area networks ("LAN"), wide area networks ("WAN"), the Internet (including Intranets and Extranets) as well as through mobile and remote dial-up connections. The Company supports popular industry-standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes. The Company's connectivity and networking support offers advanced features such as: (i) concurrent access to data and critical functions for all network users; (ii) a high degree of fault tolerance;
(iii) high levels of security; (iv) a wide range of options for configuring different users on the network; (v) remote access and data processing; and (vi) mobile computing.

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. All of the Company's product lines incorporate the popular Microsoft Windows graphical user interface ("GUI"). The Company's GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. In addition, the Company's products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation.

Powerful Application Development Tools

The Company provides comprehensive, ground-up application development and customization capabilities for its Platinum ERA, Avante, Vantage, Vista, Clientele, Impresa and Platinum for Windows product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application.

The Platinum ERA Customization Workbench is a software development kit for Platinum ERA that enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The intuitive Windows interface of the visual forms designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and ActiveX Automation support enables all Platinum ERA product suites to exchange and integrate with external COM-enabled Microsoft Windows applications. The Customization Workbench includes technical reference guides and diagrams, an OLE integration kit and certain report script source code. The Company has licensed Visual Basic for Applications and has incorporated it in Platinum ERA.

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

The Platinum ERA Front Office and Clientele Front Office suites use a proprietary forms package to build and modify the user interface. These suites also include Clientele Basic to enable users and consultants to tailor the look, feel, behavior and processing of the both the Platinum ERA Front Office and Clientele Front Office application suites to meet their specific business needs. Both front office suites offer additional applications designed to extend the suite's functionality, including Conductor, Connector and Smart Delivery. Conductor provides workflow routing and rules capabilities that allow any user, no matter where they are, to receive messages and tasks from the front office system. Connector enables remote sites and traveling sales and support representatives to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road. Smart Delivery is a marketing encyclopedia system that enables current marketing information to be automatically distributed to the field. Additionally, the Company offers Internet-enabled solutions, including Platinum ERA.net Front Office, Clientele.Net and Vantage.Net, which enables internal remote users as well as customers to interact with the system via an Internet browser.

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

To minimize cost and support issues for its manufacturing customers, the Company has tightly integrated its database and development environments. Avante was developed using an object-based development tool, Avante Tools, that utilizes a graphical development tool set. Through Avante Tools, the Company is able to support products across multiple operating systems from a single object code library. Vantage is written in the Progress 4GL and database, which provides a powerful, graphical development tool set. Vista provides VB Forms, a powerful form designer tool that supports user-definable screen generation. Impresa incorporates Oracle's Developer rapid application development (RAD) tool to provide sophisticated, highly interactive forms, reports and charts.

Technical Architecture Strategy and Common Components

A key element of the Company's technology strategy is the development of common components that can be used by all product families. These common components are developed by focused development teams according to common standards to leverage advanced functionality and technology across all the Company's solutions. The Company's technology direction embraces the Microsoft Windows Distributed interNetwork Architecture ("DNA") for building distributed application components. This strategy enables the Company's development teams to leverage COM+ and advanced services and components of the Windows 2000 operating system and Office 2000 productivity suite, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product's target market.

This standardized application integration infrastructure is intended to enable all the Company's product families to enjoy the benefits of certain common components required in most markets. These common components include Front Office, Enterprise Business Intelligence, Advanced Planning and Scheduling and Electronic Commerce. The Front Office application suite, which has already been integrated with Platinum ERA and Avante, is scheduled to be integrated with other application suites, such as Vantage and Platinum for Windows to provide integrated customer service, sales and marketing functionality. See "Certain Considerations - Forward Looking Statements." Enterprise Business Intelligence components provide a common suite of applications for data navigation, ad-hoc analysis, strategic planning and on-line analytical processing ("OLAP") which all products can use to gain strategic insights into their business. Common components for electronic commerce will enable both business-to-business and business-to-consumer eCommerce applications for all products, whether through the Internet or other private networks.

PRODUCTS

The Company designs, develops, markets and supports enterprise software applications that provide organizations with technically advanced business solutions. The Company has seven primary software solutions, including Platinum ERA, Avante, Vantage, Vista, Clientele, Impresa and Platinum for Windows. The Platinum ERA product suite includes sales force automation, customer service and support, financial accounting, budgeting, distribution and light manufacturing functionality. Avante is an easy-to-use ERP solution for mid-sized manufacturers of discrete and highly engineered products. Vantage is a comprehensive, integrated software system specifically designed for MTO and mixed-mode manufacturers. Vista is a Windows-based desktop business management system specifically designed for the needs of small job shops and the MTO departments of larger companies. Clientele is an integrated customer relationship management ("CRM") solution that enables growing companies to easily track and share customer information to boost revenues and increase customer satisfaction. Impresa is an object-oriented, client-server software solution designed for the unique requirements of remanufacturers and MRO organizations. Platinum for Windows is a robust accounting solution designed for small- to medium-sized businesses operating in the LAN environment.

In addition, the Company continues to provide support for the installed base of the Platinum for DOS financial accounting software product, which the Company discontinued marketing in 1998 after providing a Year 2000 compliant version, and certain other legacy products.

Platinum ERA

Platinum ERA (formerly named Platinum SQL), an integrated, customer-centric suite of client/server ERP software applications, is designed to meet the unique business needs of mid-sized companies worldwide (including divisions and subsidiaries of larger corporations). Platinum ERA is typically targeted to either a non-manufacturing or service-based business with revenues between $50 million and $500 million or a distributor/light manufacturer with the same revenues. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation. The product is optimized for use with the Microsoft Windows NT operating system and the Microsoft SQL Server relational database. Platinum ERA minimizes the complexities of client/server installation by providing the user with installation wizards that help configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, Platinum ERA was designed for the Microsoft Windows NT server platform and runs on Windows NT and Windows 95/98 client platforms. Platinum ERA supports various industry standard technologies including, Microsoft's Message Queue Server, Transaction Server and COM architecture along with eXtensible Markup Language ("XML") documents to improve componentization and support reliable integration between applications and distributed servers. Microsoft's Visual Basic for Applications ("VBA") is also included to enhance customization and allow easy integration with third party applications. In addition, Platinum ERA is a 32-bit client and server application that takes full advantage of the Microsoft SQL server for Windows NT.

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

Platinum ERA includes both front and back office applications. The front office applications include Customer Support, Sales and Marketing, Conductor, Connector, Help Desk, Smart Delivery Server and ERA.net Front Office. The back office includes financial, distribution and manufacturing suites of applications. The following back office financial applications are presently generally available in version 7.0: System Manager, General Ledger with FRx, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, Allocations, Budget Manager, Advanced Purchasing, Advanced Distribution, Manufacturing and Customization Workbench. Platinum ERA Distribution includes Purchasing and Distribution. Platinum ERA also includes a variety of Internet-enabled products to extend its functionality via the Internet, including an information access tool, ERA.net Decision Support, and a business-to-business electronic commerce solution, ERA.net Order. Version 7.0b of Platinum ERA is scheduled for release in March 2000, and is expected to include features such as: (i) a customization workbench based on PowerBuilder that will enable consultants, resellers and customers to customize the Platinum ERA Manufacturing and Distribution suites,
(ii) enhanced integration between the front and back office components of Platinum ERA, (iii) comprehensive enterprise reporting enhancements, data warehousing, OLAP and advanced analytic solutions to support business decision making, and (iv) a new desktop that provides a common user interface and navigation tool for all Platinum ERA applications. See "Certain Considerations - Forward Looking Statements."

The Platinum ERA Front Office suite enables small to mid-sized businesses to organize, maintain and share customer information to improve customer service and improve support and sales personnel productivity. Platinum ERA Front Office is also used for managing customer service and support operations, including internal help desks that support an organization's internal workforce (traditionally, the MIS department) as well as external customer support centers that support the businesses' customers, vendors, and suppliers. The Platinum ERA front office suite also includes a sales and marketing automation application which, when combined with the customer service and support application, enables organizations to share customer information from the initial contact throughout the duration of the customer life cycle. The sales and marketing application includes contact management, opportunity management, account management, territory management, a marketing encyclopedia, scheduling and calendaring functionality.

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

License fees for Platinum ERA vary depending upon the number of modules, servers and concurrent users. The following table shows revenues attributable to licenses of Platinum ERA including the predecessor of Platinum ERA, Platinum SQL and Clientele (in millions):

                                                    Percentage of
                                      Revenue       Total Revenue
                                      -------       -------------
Year ended June 30, 1997               $24.7             41%
Year ended June 30, 1998                48.8             50%
Six month ended December 31, 1998       28.7             45%
Year ended December 31, 1999            44.8             17%

e by Epicor

In February, the Company announced "e by Epicor," the Company's next generation of eBusiness applications for the midmarket. e by Epicor represents the Company's strategy to empower and enable mid-market companies to take full advantage of the Internet to integrate their enterprise processes with the online operations of their customers, suppliers and partners. e by Epicor will incorporate Epicor's Platinum ERA suite, as well as the next generation of its Vantage solution, which combined, will evolve into a suite of six applications:
Epicor eCommerce, Epicor eFrontOffice, Epicor eBackOffice, Epicor ePortals, Epicor eIntelligence and Epicor eIndustry. See "Certain

Considerations - Forward Looking Statements." The entire solution will be based on proven Microsoft technologies and platforms to provide an enterprise application framework. e by Epicor will incorporate financials, budgeting, distribution, manufacturing, sales and marketing and customer service solutions, into a common integrated suite of applications. The front office CRM application, combined with back office financial, distribution and manufacturing applications leverages advanced integration technologies that transform line of business applications into a complete enterprise solution.

e by Epicor will leverage the Internet through advanced architecture, easy to use portals and eBusiness applications and is scalable as a business grows. In addition to advanced enterprise functionality, e by Epicor will support various industry standard technologies including, Microsoft's Message Queue Server, Commerce Server, Transaction Server and architecture along with XML documents to improve componentization and support reliable integration between applications on different servers at different sites. See "Certain Considerations - Forward Looking Statements." Microsoft VBA is provided to enhance customization and allow easy integration with third party applications.

Manufacturing Applications

The Company's dedicated manufacturing applications include Vista, Vantage, Avante, and Impresa,. All of these products were acquired as part of the merger with DataWorks in December 1998.

Vista

Vista is a Windows-based desktop business management system specifically designed for needs of small job shops and the MTO departments of larger businesses that have less developed infrastructures, lower MIS budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates 15 core business modules and features WebTracker, a business-to-business eCommerce application which allows companies to link their Vista database to the Internet to provide customers with online access to real-time account information, including all open orders, shipments, invoices, and payments. Vista incorporates the DesignWare feature which permits users to, among other things, define their own screens, add fields, change colors, hide fields, change grid sizes and drag choices from menus to the desktop. Vista is comprised of groups of modules that can be configured to support a customer's business processes.

Vantage

Vantage is an integrated, Windows-based ERP solution for MTO and job shop manufacturers that meets the dynamic product requirements of custom manufacturing operations. Vantage provides powerful tools for quoting, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage supports a mix of custom and standard part orders and multilevel assemblies and is comprised of 26 fully integrated business modules. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of custom and mixed-mode manufacturers in the $10 to $250 million revenue range.

Vantage is comprised of groups of modules that can be differently configured to comprehensively support a customer's business processes. The following applications are presently generally available in Vantage version 4.0: Quote Management, Order Management, Product Configuration, Job Management, MRP, Advanced Bill of Materials, Visual Scheduling, Advanced Planning and Scheduling, VantagePoint Data Collection, Quality Assurance, Multi-Site Management, Field Service, Document Management, Inventory Management, Shipping\Receiving, Purchasing RFQ Management, Purchasing Management, Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, ShopVision Executive Query, Enterprise Business Intelligence, Vantage.net, Vantage EDI, and Vantage Tools. Vantage also includes front office applications through its integration with Clientele.

Avante

Avante is a fully integrated ERP solution for mid-sized businesses with complex manufacturing requirements in eight principal industries: industrial equipment, computer/office equipment, consumer electronics, instrumentation and controls, medical/dental products, transportation/aerospace products, capital equipment and contract manufacturers. Avante combines ease-of-use with advanced functionality and technology to provide manufacturers of discrete, complex products with an affordable and comprehensive business performance solution. Avante has the flexibility that discrete manufacturers in make-to-stock and mixed-mode environments require. Built on proven technologies, Avante is a cost-effective and rapidly deployable solution that has the built-in flexibility mid-market manufacturers need to meet the challenges of constant production process improvements, global sourcing and mass customization.

Avante is comprised of groups of modules that comprehensively support a manufacturing company's business process. These modules provide and integrate feature-rich applications for front and back office, are built upon a common set of design and development standards and tools, and share a common database architecture. The following applications are presently generally available in Avante version 9.1.7: Accounts Payable , General Ledger, Accounts Receivable, Inventory Management, Asset Management, Job Order Tracking, Barcode Document Manager, Master Production Scheduling, Bills of Material, Material Requirements Planning, Capacity Requirements Planning, Multi-Plant Planning, Cost Accounting, Product Costing, Cash Management, Purchasing, Distribution Requirements Planning, Quality Management, Equipment Maintenance & Repair, Return Material Tracking, Estimating & Quotations, Sales Order Processing, Executive Information System, Shop Floor Control, Focus Factory Management, Work Centers & Routings, Expert Product Configurator, Service Suite, Front Office, Decision Support, Material Real Time Tracking , Barcode Shipping, Shop Floor Control/Time & Attendance, Advanced Planning and Scheduling, Human Resources, Payroll, Sales Analysis DataMart, and Operational Data Store. Avante is highly modular in nature and can be scaled from small to large configurations on a variety of platforms supporting the Microsoft NT and UNIX operating systems. This enterprise-wide system can be implemented in a variety of multi-currency, multi-company and multi-plant environments networked through client and host-based configurations.

Impresa

Impresa is an enterprise, client-server software solution designed for the unique business requirements of remanufacturers, maintenance, repair, and overhaul organizations and contract/project manufacturers. Impresa's fully integrated suite of software automates all areas of the enterprise, including MRO activities, product design, inventory control, procurement, quality control, manufacturing and finance.

Impresa offers specialized information and tools to handle the project orientation, cyclical nature and variable workload of the MRO process. Impresa supports the three major disciplines of back office MRO management: Complex Assemblies, Structures and Components. In the aerospace and defense sector, Impresa is well-suited to the requirements of in-house and third-party remanufacturers of airframes, engines, components, landing gear and defense systems. It is also an excellent solution for enterprises remanufacturing other complex, engineered systems such as ships, power plants, and motor vehicles. Impresa incorporates Oracle's relational database and Developer/2000 development environment to provide a software solution suitable for single sites or global-scale enterprises.

Impresa includes integrated manufacturing, MRO and financial applications. The current release includes the following modules: Average Costing, Labor, Bill of Material, Models and Options, Capacity Planning, Physical Inventory/Cycle Count, Customer Order Processing, Planning & Scheduling, Engineering Change Control, Product Costing, Inspection / MRB, Project Control, Inventory, Purchasing, Routings / Work Centers, Job Costing, Work in process Applications, Work Order Management, Accounts Payable, Financial Statement Generator, Accounts Receivable, Fixed Assets, General Ledger, Actual Costing, Lot Control / Serial Tracking, End Item Effectivity, Rough Cut Capacity Planning, Bar Code Printing, Multi-Currency, EDI API Interface, EDI Customer, EDI Vendor, Quality Assurance, Multi-Plant Applications, Time and Attendance, Finite Scheduling, Tool Management, Forecasting, Travel & Expense, IMPRESA Development Environment, IMPRESA Toolbox and System Control.

Clientele

Clientele is an integrated customer relationship management solution designed to meet the needs of rapidly growing, mid-sized organizations. Clientele allows organizations to support and manage their most important asset - their customers. Clientele enables businesses to easily gather, track, organize and share customer information to boost revenues and increase customer service levels. Clientele combines employee applications such as opportunity management with customer applications, such as web-based order entry/inquiry to give companies and customers a true, up-to-the-minute picture of their relationship. Clientele spans the barriers between traditional Front Office and Back Office operations to provide customer service, support, help desk and sales force automation information.

Clientele for Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information. Clientele provides contact, lead, opportunity and account management in one package. Clientele for Customer Support manages the support needs of an organizations external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. Clientele for Help Desks provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

Clientele is designed to easily connect remote sites and laptop users to centralized information. Data can be synchronized and exchanged between sites, as well as between individual sites and a central database. ClienteleNet provides access for customers, partners and field representatives over the Internet via secure, web application.

Platinum for Windows

Platinum for Windows is a Windows-based client/server financial accounting software package for smaller businesses whose corporate computing environment consists of LANs comprised of personal computers. Platinum for Windows is the next generation of the Company's Platinum for DOS and Platinum Premier financial accounting applications. First introduced in June 1995, Platinum for Windows includes a Windows-based client that was designed around the interface standards of Microsoft Windows 95 to handle all user interaction and data maintenance. The Windows-based client interacts with an application server that runs postings, reports and utilities. Both the client and the server communicate with the LAN-based Pervasive SQL database. No database conversions are required to upgrade from the Platinum for DOS product to Platinum for Windows, ensuring a smooth upgrade path for Platinum for DOS users.

The following modules of Platinum for Windows are presently generally available:
Premier Ledger with FRx, Premier Consolidations, Premier Currency Translation, Premier Inter-Company Processing, Premier Budgeting, Foreign Currency Manager, System Manager, General Ledger, Bank Book, Accounts Receivable, Accounts Payable, Purchase Order, Sales Order, Inventory, Project Costing, Bank Book, Advanced Allocations, Budget Manager, and PFWeb Decision Support. The following table shows revenues attributable to licenses of the Platinum for Windows and Platinum for DOS applications (in millions):


                                                          Percentage of
                                            Revenue       Total Revenue
                                            -------       -------------
Year ended June 30, 1997                      $7.4             12%
Year ended June 30, 1998                       8.8              9%
Six months ended December 31, 1998             4.3              7%
Year ended December 31, 1999                   6.9              3%

Other Products

The Company also offers a line of integration kits and database products that support its Platinum for Windows and Platinum for DOS lines of software products and licenses these products to its Value Added Resellers ("VARs"), distributors, Authorized Consultants and end-users. The Company also serves as an original equipment manufacturer vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of turnkey solutions requested by a customer of

Avante, the Company resells complete third party computer hardware systems and related peripherals. The Company does not typically carry inventory of computer hardware.

PROFESSIONAL SERVICES, TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

The Company's professional services division provides consulting services to customers in the implementation of the Company's software products, as well as custom software development, education, training and other consulting and programming services. The professional services division functions in domestic and international markets. Professional services are generally provided on a time and materials basis, although it does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company's products and provides a key market differentiator over its competition.

In 1999, the Company introduced the Up-Front Guarantee program, an implementation program in which the Company guarantees that the implementation costs will not exceed the price of the software. The program also guarantees a specific implementation timeframe and includes such services as planning, installation, project management, data migration, training and customization. The program is subject to specific terms and conditions and customer qualifications.

The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its World Wide Web site, http://www.epicor.com. Telephone support is available five days a week during normal business hours on a nearly worldwide basis. The Company also believes customer satisfaction can be maintained by ensuring that its VARs, Distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end-users. The Company offers comprehensive training, telephone consultation and product support for its VARs, Distributors and Authorized Consultants. Training courses are held regularly in major cities worldwide.

The Company offers its customers several software maintenance options, at varying annual fees. The Company's software maintenance programs are the customer's sole avenue for product updates and technical support. The annual maintenance fee is a percentage of the then current list price of the software purchased. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period. The Company provides a three-month warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from three months to one year. The following table shows services revenues, which include consulting, education, training, maintenance and support services (in millions):

                                                         Percentage of
                                           Revenue       Total Revenue
                                           -------       -------------
Year ended June 30, 1997                    $27.4             45%
Year ended June 30, 1998                     40.4             41%
Six months ended December 31, 1998           30.4             48%
Year ended December 31, 1999                157.8             61%

MARKETING, SALES AND DISTRIBUTION

The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and software consultants who generally market the Company's products on a nonexclusive basis. The Company's products are sold to and used by a broad customer base, including manufacturing, distribution, hospitality, service organizations, computer/internet software, healthcare, government bodies, educational institutions and other users. The Company sells its Platinum for Windows product exclusively through VARs or distributors. The Company sells its Platinum ERA product through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company sells its Clientele product through an internal telesales organization, a direct sales force and through a network of VARs. The Avante, Impresa and Vantage products are presently sold by a direct sales force in the United States and the Vista product is sold through a dedicated telesales organization. The domestic sales organization includes sales representatives, pre-sale consultants, telemarketers and sales management personnel. The Company's field sales organization is organized by product group, either general services (covering Platinum ERA, Clientele and Platinum for Windows) or manufacturing products (covering Avante, Impresa, Vantage and Vista).

The Company's network of VARs and Authorized Consultants are required to undergo extensive training and certification procedures provided by the Company on the use, installation and implementation of the Company's products as a condition of being authorized by the Company to sell its products. The Company's VARs include consulting groups and resellers, the majority of which provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products, but professional firms who offer implementation services and product support to end-users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts.

To support the Company's network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with their growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Ireland, Germany, France, Sweden, the Netherlands, Australia, New Zealand, Canada, Hong Kong, Singapore, and Argentina to further such sales and marketing efforts. The Company also has sale offices in these countries. The Company sells its products in Europe, including Russia, Latin and South America, Africa, Asia and the Middle East through third-party distributors and dealers. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Note 10 of Notes to Consolidated Financial Statements."

The Company currently has sales offices located in the following metropolitan areas:


o Atlanta                         o Boston                   o Chicago
o Dallas                          o Detroit                  o Louisville
o Irvine                          o San Jose                 o San Diego
o Minneapolis                     o New York                 o Portland
o San Francisco                   o St. Louis                o Seattle
o Tampa                           o Washington, D.C.         o Buenos Aires, Argentina
o Calgary and Toronto, Canada     o Auckland, New Zealand    o London, England
o Paris, France                   o Munich, Germany          o Leidschendam, Netherlands
o Stockholm, Sweden               o Sydney and Melbourne,    o Taikoo Shing, Hong Kong
o Singapore                         Australia


Products are generally shipped as orders are received or within 30 days thereof and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

The Company plans to continue addressing the needs of mid-market users of client/server enterprise software by continuing to develop high quality software products that feature advanced technologies. See "Certain Considerations Forward Looking Statements." The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation's recommended technical architecture. In particular, the Company believes that it has been an industry leader in designing and developing products for operation on LANs/WANs and Microsoft's SQL Server database. The Company has also been a pioneer in the use of GUIs with integrated business application software. Currently, the Company pursues object-oriented methodologies that simplify the development, maintenance and customization of its products. Accordingly, the Company's tools offer a high degree of customization for its products.

The following table shows software development expenses before capitalization (in millions):

                                           Software
                                          Development       Percentage of
                                           Expenses         Total Revenues
                                           --------         --------------
Fiscal Year ended June 30, 1997             $11.9                20%
Fiscal Year ended June 30, 1998              13.0                13%
Six Months ended December 31, 1998            9.1                14%
Fiscal Year ended December 31, 1999          35.8                14%

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop enhancements, including additional functions and features, for its Platinum ERA, Avante, Vantage, Vista, Clientele, Impresa and Platinum for Windows product lines, (ii) develop additional eBusiness and web-based applications supporting both business-to-business and business-to-consumer solutions, (iii) develop integration to vertical market trading exchanges, business communities or other eBusiness market places, (iv) continue to develop common application components such as eCommerce, supply chain management, advanced planning and scheduling, data warehousing and on-line analytical processing that can be integrated with all of the Company's solutions to extend their functionality and (V) develop and/or acquire new applications or modules that build upon the Company's business application strategy. See "Certain Considerations - Forward Looking Statements."

In the first quarter of 2000, the Company released its technical strategy centered on the Microsoft DNA architecture to provide enhanced scalablility, flexibility and interoperability of its e by Epicor suite of applications. The Microsoft Windows DNA architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including thin-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure to take business to the Internet by leveraging key Microsoft technologies such Microsoft Site Server Commerce Edition (Commerce Server), Microsoft COM ("Component Object Model") and expanded use of XML. Future versions of this architecture will support Microsoft BizTalk, an XML framework for application integration, electronic commerce and business interoperability. See "Certain Considerations - Forward Looking Statements."

The Company translates and localizes certain of its products in Dublin, Ireland for sale in Europe. In addition, the Company has contracted with a third party to develop the necessary changes to translate and localize certain of its products for sale in Latin and South America.

The computer software industry is characterized by rapid technological advances and changes in customer requirements. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of eBusiness and eCommerce. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company's results of operations.

The Company's future business is dependent on the execution of the strategy that is in place to target the client/server and eBusiness ERP software needs of mid-sized businesses. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

COMPETITION

The client/server enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company's product offerings that are targeted at the same markets. In addition, a number of companies offer a "best-of-breed," or point solution, similar or competitive to one product in the Company's enterprise business application suite. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations. In addition, potential customers may increasingly demand that certain of the Company's ERP systems incorporate certain RDBMS software offered by competing products, but not currently supported by the Company products.

The Company believes that it competes in two distinct enterprise business applications markets: emerging enterprises and mid-market enterprises. The Company defines emerging enterprises as rapidly growing businesses between $10 and $100 million in annual revenues. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Emerging enterprises generally lack dedicated information technology management resources and require solutions that do not require a high level of ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and solution-oriented computer retail stores with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the mid-market, which the Company defines as growing enterprises with revenues between $10 million and $500 million. Although the Company does not actively target larger, Fortune 1000 corporations with its enterprise business applications, it encounters competitors from this market segment who are increasingly targeting mid-sized enterprises. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Mid-sized enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the Platinum ERA product line is well positioned to address this requirement. The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing mid-market companies with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the mid-market and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs in the area of eBusiness and eCommerce and incorporate those technologies and application functionality that will meet the challenges posed by competitors' innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary is size, target markets and overall product scope. The Company's primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including J.D. Edwards, Baan Co. NV, Oracle Corporation, PeopleSoft, Inc. and SAP AG, (ii) mid-range ERP vendors, including Lawson Corporation and Navision, and (iii) established "best-of-breed" or point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd., Great Plains Software, Inc., Scala, Inc., Systems Union, Ltd., Solomon Software, and Geac for financial accounting; MAPICS, Inc, Fourth Shift Corporation, QAD, Inc., Symix Systems, Inc. Lilly Software and

Macola Software, Inc. for manufacturing and distribution; and Onyx Software Corporation, Siebel Systems Inc., Pivotal Software, Inc. and Sales Logix Corporation for sales force automation and customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings and level of product integration provide a significant competitive advantage.

INTELLECTUAL PROPERTY

The Company regards its software as proprietary, in that title to and ownership of the software generally exclusively resides with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third-parties will not copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. Like many software firms, the Company presently does not rely on patent protection for its software products. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products.

The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization's internal business purposes and the end user is generally not permitted to sublicense or transfer the products. The Company licenses its Platinum for Windows, Clientele, Vista and Platinum ERA (when sold through VARs and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third parties.

The source code for the Avante, Impresa and, in certain cases, Vantage products historically has been licensed to customers to enable them to customize the software to meet particular requirements. The standard customer license contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

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

EMPLOYEES

As of December 31, 1999, prior to the reduction in force of 130 employees associated with the 1999 restructuring, the Company had 1,623 full-time employees, including 283 in product development, 237 in support services, 473 in professional services, 284 in sales, 116 in marketing and 230 in administration. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

CERTAIN CONSIDERATIONS

Forward Looking Statements. Certain statements in this Annual Report, including statements regarding the anticipated dates of new product releases and commercial shipments are forward looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof,) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 16 - 22. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

Liquidity. The Company's cash and cash equivalents decreased from $52.7 million at December 31, 1998 to $30.4 million at December 31, 1999, principally due to the net loss incurred during the twelve months ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." There will be additional cash outlays in connection with severance payouts and facilities reductions and closures arising out of the 1999 restructuring. In addition, there will be further cash outlays in connection with prior restructurings and in connection with the 1998 DataWorks' merger. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company believes it has reduced operating expenses sufficiently in order to achieve positive cash flow during fiscal year 2000. See "Certain Considerations - Forward Looking Statements." If the Company is not successful in achieving targeted revenues, targeted expenses or a positive cash flow, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other expense cutting measures. In addition, the Company is presently pursuing alternatives to raise additional cash, such as a bank line of credit and there can be no assurance that the Company will be able to secure additional funding or, if secured, on terms favorable to the Company.

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

o The number, timing and significance of new product announcements by the Company and its competitors

o The Company's ability to introduce and market new and enhanced versions of its products on a timely basis

o  The level of product and price competition

o  Changes in operating expenses of the Company

o  Changes in average selling prices

In addition, the Company will most likely record a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final 10 business days of that month.

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

Integration of DataWorks. On December 31, 1998, the Company acquired DataWorks Corporation. The Company is still in the process of integrating certain operations of the two companies, particularly in the areas of operating and financial systems, business processes and products. Following the acquisition, a significant number of sales representatives and certain sales management employees resigned from the Company and there can be no assurance that other employees will not resign from the Company as the integration of the two companies continues. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

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

o Potential inability to successfully coordinate the research and development and sales and marketing efforts

o Costs and delays in implementing common systems and procedures, including financial accounting systems

o Costs and inefficiencies in delivering services to the clients of the Company

o Inability to retain and integrate key management, technical sales and customer support personnel

o Potential conflicts in direct sales and reseller channels

Further, there is no assurance that the Company will retain and successfully integrate its key management, technical, sales and customer support personnel. Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of customers and employees. Difficulties in completing the integration of the Company and DataWorks will have a material adverse effect on the business, financial condition and results of operations of the Company.

Risks Associated with Rapid Technological Change and Product Development. The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire eBusiness software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support eBusiness, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

o Deliver eBusiness application software to facilitate eBusiness, including web enablement

o Enhance its existing products

o Develop new products that address the increasingly sophisticated needs of its customers, particularly in the areas of eBusiness and eCommerce

o Develop products for additional platforms

Further, if the Company fails to respond to technological advances, emerging industry standards and end-user requirements, or experiences any significant delays in product development or introduction, the Company's competitive position and revenues could be adversely affected. The Company's success will depend on its ability to develop and successfully introduce new products and services, including the eBusiness arena. The Company cannot assure you that it will successfully develop and market new products on a timely basis, if at all. In developing new products, the Company may encounter software errors or failures which force the delay in the commercial release of the new products. Any such delay or failure to develop could have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

Fiscal 1999 Restructuring. As part of the fiscal 1999 restructuring, the Company reorganized its operations by placing the Avante, Platinum for Windows and Impresa products in their own separate divisions with profit and loss responsibility. Each division has its own general manager and a dedicated staff of developers, consultants and support representatives. Although the divisionalization into business units was intended to improve the value proposition for customers through focused development efforts, it is possible that such divisionalization will be perceived as a negative by the Company's current and potential Avante, Platinum for Windows and Impresa customers. There can be no assurance that this operating structure will not have a material adverse affect on the sales, maintenance renewals and results of operations for the above referenced product lines.

Risks of Product Defects. Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The Company has been notified by some of its customers of errors in its ERA and Avante product lines. The inability of the Company to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

Horizontal Product Strategy. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to its existing client/server ERP applications, particularly in the areas of eBusiness and eCommerce. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or licensing of technology agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include the following:

o The difficulty of integrating previously distinct businesses into one business unit

o The substantial management time devoted to such activities

o The potential disruption of the Company's ongoing business

o Undisclosed liabilities

o Failure to realize anticipated benefits (such as synergies and cost savings)

o Issues related to product transition (such as development, distribution and customer support)

The Company expects that the consideration it would pay in such future acquisitions would consist of stock, rights to purchase stock, cash or some combination. If the Company issues stock or rights to purchase stock in connection with these future acquisitions, earnings per share and then-existing holders of the Company's Common Stock may experience dilution. The risks that the Company may encounter in licensing technology from third parties includes the following:

o The difficulty in integrating the third party product with the Company's products

o Undiscovered software errors in the third party product

o Difficulties in selling the third party product

o Difficulties in providing satisfactory support for the third party product

o Potential infringement claims from the use of the third party product

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

The Company sells certain products directly and through VARs. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

Dependence on Principal Products. The Company derives a substantial portion of its revenue from the sale of ERP application software and related support services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. These events may include:

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

Change from Client/Server to Web-Based Environment. The Company's development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in a client/server computing environment. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. The Company believes that the environment for application software is changing from client/server to a web-based environment to facilitate eBusiness. If the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition and results of operations will be materially and adversely affected.

Uncertainty of Emerging Areas. The impact on the Company of emerging areas such as the Internet, on-line services, eBusiness applications and electronic commerce is uncertain. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for web-enabled and eBusiness applications, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas. The success of the Company's product offerings depends, in part, on its ability to continue developing products which are compatible with the Internet. The increased commercial use of the Internet will require substantial modification and customization of the Company's products and the introduction of new products. The Company may not be able to effectively compete in the Internet-related products and services market.

Critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, the Company's business, operating results and financial condition could be materially and adversely affected.

Highly Competitive Industry. The business information systems industry in general and the ERP computer software industry in particular are very competitive and subject to rapid technological change. Many of the Company's current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company has. A number of companies offer products that are similar to the Company's products and that target the same markets. In addition, any of these competitors may be able to respond quicker to new or emerging technologies and changes in customer requirements (such as eBusiness and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share. Accordingly, there can be no assurance that the Company's current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt quicker than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company's products and services, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results and financial condition.

Risks Associated With Year 2000 Compliance. The "Year 2000" issue exists because the date codes used in some computer software and hardware systems use only two digits so that many computer systems cannot distinguish between the years 1900 and 2000. The Company believes that the current versions of its products are Year 2000 compliant and following the transition to the year 2000 the Company has not encountered any material problems relating to Year 2000 issues, either with its products, internal systems or products and services of third parties. However, despite the Company's belief and prior testing and remediation efforts, there can be no assurance that the Company's software products contain all necessary date code changes or that errors will not be discovered in the future. If errors are discovered in the future regarding Year 2000 issues, it is possible that such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Retention and Recruitment of Key Personnel. The Company's success depends on the continued service of key management personnel that are not subject to an employment agreement. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. There is no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Risks Associated with International Sales. The following table shows international sales of the Company for the periods indicated (in millions):

                                                             Percentage of
                                            Revenues        Total Revenues
                                            --------        --------------
Fiscal Year ended June 30, 1997              $17.4                29%
Fiscal Year ended June 30, 1998               27.5                28%
Six Months ended December 31, 1998            17.1                27%
Fiscal Year ended December 31, 1999           72.1                28%

The Company believes that any future growth of the Company will be dependent, in part, upon its ability to increase revenues in international markets. The Company intends to continue expansion of its international operations. The expansion will require significant management attention and financial resources and could adversely affect the

Company's margins. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit international resellers. There is no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

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

o Shortage of skilled personnel required for the local operation

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

Risks Associated with Intellectual Property and Proprietary Rights Protection. The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. There is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products.

The Company may from time to time receive notices from third parties claiming that its products infringe upon third-party intellectual property rights. The Company expects that as the number of software products in the country increases and the functionality of these products further overlaps, the number of these types of claims will increase. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. The terms of such royalty or license arrangements, if required, may not be favorable to the Company.

In addition, in certain cases, the Company provides the source code for its application software under licenses to its customers to enable them to customize the software to meet their particular requirements. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers will take adequate precautions to protect the Company's source code or other confidential information.

Shares Eligible for Future Sale. As of March 13, 2000, the Company had 41,455,036 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 2. PROPERTIES

The Company leases approximately 175,000 square feet of office space in Irvine, California located in six buildings. The majority of the leases expire in April 2004. The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. In addition, the Company leases approximately 173,000 square feet of office space in San Diego, California. The lease expires in August 2009. Approximately 63,000 of the San Diego facility is currently sublet to two third parties. The Company also leases approximately 47,000 square feet of office space in Minneapolis, Minnesota. The lease expires in March 2002. The principal activities of San Diego and Minneapolis are sales, development, consulting and customer support.

In addition to the locations listed above the Company leases other offices for sales, service, and administration in various locations worldwide. The Company plans to close non-strategic offices worldwide as well as consolidate and downsize other offices as deemed necessary as part of the 1999 restructuring. The closure and consolidation is expected to be substantially completed by the end of fiscal year 2000. After the facilities closures, the Company believes its facilities will be suitable for their respective uses and adequate for the Company's needs.

ITEM 3. LEGAL PROCEEDINGS

On December 24, 1998, Alyn Corporation filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego, Alyn Corporation v. DataWorks, David Roper, Daniel Horter and Mike White. The lawsuit arises out of the licensing and sale of software by DataWorks to Alyn in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company has accrued $1,800,000 for the liability arising out of the settlement. The Company will pay one-half of the settlement amount on March 24, 2000 and the other half on or before April 3, 2000. The Company is in discussions with its insurance carrier regarding coverage for this matter, but it has not been determined at the present time the amount of insurance coverage.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is a named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint is pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to miscellaneous other legal proceeding in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

The Company's Common Stock was traded on the over-the-counter market (The Nasdaq National Market System) under the symbol PSQL until May 3, 1999 and under the symbol EPIC subsequent to that date. The following table sets forth the range of high and low closing sale prices for the Company's Common Stock for the periods indicated.

Fiscal Year ended June 30, 1997:         High          Low
--------------------------------         ----          ---

1st Quarter                             $11.13        $ 6.25
2nd Quarter                              13.00         10.63
3rd Quarter                              13.38          8.69
4th Quarter                              11.00          7.00

Fiscal Year ended June 30, 1998:

1st Quarter                              12.94         10.38
2nd Quarter                              11.75          7.75
3rd Quarter                              24.00         10.25
4th Quarter                              24.38         17.50

Six Months ended December 31, 1998:

Quarter ended September 30, 1998         27.00          8.00
Quarter ended December 31, 1998          12.81          5.75

Fiscal Year ended December 31, 1999:

1st Quarter                              13.69          5.88
2nd Quarter                               8.13          6.06
3rd Quarter                               7.28          3.56
4th Quarter                               6.78          4.09

There were approximately 1,500 security holders of record as of March 13, 2000. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report on Form 10-K. All amounts were derived from the Company's audited financial statements.


                                      AS OF OR       AS OF OR
                                       FOR THE      FOR THE SIX
                                       FISCAL          MONTHS
                                     YEAR ENDED        ENDED
                                     DECEMBER 31,   DECEMBER 31,     AS OF OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                     -----------    ------------    ----------------------------------------------
                                         1999(1)       1998(1)        1998         1997         1996        1995
                                     -----------    ------------    ----------   ----------  -----------   -------
Net revenues                           $ 258,176     $  63,716     $98,488    $ 60,751     $ 45,670     $ 58,867
Income (loss) from operations(2)       $ (51,094)    $  (2,297)    $11,481    $ (5,281)    $(33,075)    $ (5,828)
Net income (loss) per share -
 diluted                               $   (1.25)    $   (0.07)    $  0.45    $  (0.20)    $  (1.83)    $  (0.35)
Diluted shares                            40,605        28,373      29,716      21,758       18,128       16,196
Total assets                           $ 170,177     $ 212,277     $67,988    $ 43,156     $ 41,640     $ 66,691
Long-term obligations, less
  current portion                      $     400     $   1,116     $    35    $    277     $    288     $ 16,035
Total stockholders' equity             $  71,806     $ 117,995     $34,910    $ 15,587     $ 16,199     $ 30,212

---------------

(1) Effective December 31, 1998, the Company acquired DataWorks Corporation. The Company's Consolidated Balance Sheet data includes DataWorks' consolidated balance sheet as of December 31, 1998. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until the fiscal year ended December 31, 1999. See Note 3 of Notes to Consolidated Financial Statements.

(2) For the year ended December 31, 1999, loss from operations included $9,975,000 in special charges related to the 1999 restructuring, $7,713,000 to write-down receivables, capitalized software costs and prepaid software licenses to their fair value, and a $1,800,000 litigation charge. For the years ended June 30, 1997 and June 30, 1996, loss from operations included $1,600,000 and $5,568,000 of charges for restructuring, respectively. See Notes 3 and 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, develops, markets and supports enterprise software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company's business solutions are focused on the mid-market, which generally includes companies between $10 million and $500 million in annual revenues. Its product and services are sold worldwide by the Company's direct sales force, international subsidiaries and an authorized network of VARs, distributors and software consultants.

1999 Restructuring and Reorganization

In December 1999, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included refocusing development activities related to certain product lines on sales to current users of these products as opposed to new customers; termination of plans to market certain products in selected international markets; organizing certain product lines into divisions with profit and loss responsibilities; reducing the workforce; and closing or significantly reducing the size of various offices worldwide. In connection with this reorganization, the Company incurred various charges totaling $9,975,000 during the year ended December 31, 1999. These charges are comprised of the following:

o $3,325,000 - To write-down impaired intangible assets from businesses acquired prior to 1999 to their estimated fair values based on projected future cash flows as a result of the shift in development and marketing focus of certain product lines.

o $2,072,000 - To terminate 130 employees, or 11% of the workforce. Headcount reductions were made in all functional areas of the Company.

o $4,756,000 - To close non-strategic offices or consolidate and downsize other office locations. Although the closure and consolidation efforts are expected to be substantially complete by the end of fiscal 2000, lease payments on vacated buildings will continue to be made until the respective leases expire.

o $(178,000) - To reverse a portion of the December 31, 1998 DataWorks merger-related accrual as a result of lower than anticipated severance and facilities closing costs in the Sweden and Netherlands offices.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company expects the reorganization will provide approximately $5.0 million per quarter in cost savings in fiscal 2000. See "Business - Certain Considerations - Forward Looking Statements."

The Company's accounting policies with respect to its restructuring are in accordance with the guidance provided in the consensus of the Emerging Issues Task Force (EITF) in connection with EITF Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity ("EITF 94-3") and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as well as SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS 121"). EITF 94-3 and EITF 95-3 generally require with respect to recognition of severance expenses, management approval of the restructuring plan, communication of benefit arrangements to employees, and the determination of the employees to be terminated. SFAS No. 121 generally requires that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

In addition to the $9,975,000 special charge, the Company's reorganization resulted in or contributed to the recording of additional reserves and write-downs of certain other assets totaling $7.7 million.

The table below summarizes where these charges have been recognized on the statement of operations for the year ended December 31, 1999 (in thousands):

                                                                 GENERAL AND
                                                                ADMINISTRATIVE
                                                COST OF SALES      EXPENSE         TOTAL
                                                -------------   --------------     -----
Write-down of prepaid software licenses,
  capitalized software development costs, and
  other assets due to change in product focus
  and reorganization                                $2,713           $5,000        $7,713


The following table summarizes the 1999 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):

                                         Balance at                    Write-Down       Additional                    Balance at
                                        December 31,   1999 Special   of Intangible       Paid in         Cash        December 31,
                                           1998           Charges        Assets           Capital       Payments         1999
                                        ------------   ------------   -------------     ----------      --------      ------------
Asset impairment                          $   --         $ 3,325         $(3,325)        $    --         $    --         $   --
Separation costs for terminated
  employees and contractors                                2,072                                             (67)         2,005
Facilities closing and downsizing                          4,756                                             (44)         4,712
Remaining restructuring accrual
  from prior periods - 1998, 1997
  and 1996                                 7,957                                                          (6,772)         1,185
                                          ------         -------         -------         -------         -------         ------
Accrued restructuring costs               $7,957         $10,153         $(3,325)        $    --         $(6,883)        $7,902
                                          ======         =======         =======         =======         =======         ======
Accrued severance and merger costs        $7,133         $  (178)        $    --         $(2,385)        $  (910)        $3,660
                                          ======         =======         =======         =======         =======         ======
1999 special charges                                     $ 9,975
                                                         =======

The Company expects the 1999 separation costs for terminated employees to be paid out during the first quarter of fiscal 2000 and a substantial amount of the 1999 facilities restructuring costs to be paid out by the end of fiscal 2000. The Company believes that these obligations will be funded from existing cash reserves, working capital and operations. The remaining restructuring accrual from prior years - 1998, 1997 and 1996 is primarily due to lease commitments which the Company will continue to make payments until the respective leases expire.

1998 Acquisition of DataWorks

On December 31, 1998, the Company acquired DataWorks Corporation, a publicly-held developer of manufacturing ERP solutions. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock to former stockholders of DataWorks. The acquisition was accounted for as a purchase and, accordingly, the operating results and financial position of DataWorks are included in the Company's consolidated financial statements beginning on the effective date of the acquisition. See Note 3 of Notes to the Consolidated Financial Statements.

1998 and 1997 Restructurings

In December 1998, the Company underwent a restructuring as a result of the DataWorks merger. This resulted in a restructuring charge of $6.0 million, which was recorded in the three months ended December 31, 1998. Such amount included approximately $5.5 million for severance and other extended benefit costs related to a reduction in force of approximately 25 people, and approximately $0.5 million in lease terminations and buyout costs related to the closure of duplicate facilities.

In June 1997, the Company underwent a restructuring as a result of the acquisition of Clientele Software, Inc ("Clientele") which resulted in a restructuring charge of $1.6 million, which was recorded in the quarter ended June 30, 1997. Such amount included approximately $1.1 million for excess facility costs, as well as approximately $0.5 million for severance and other extended benefit costs.

At December 31, 1999, $1,185,000 of restructuring accruals from prior periods remain and relate primarily to lease commitments on which the Company will continue to make payments until the respective leases expire.

1997 Acquisitions

On June 30, 1997, the Company acquired Clientele, a privately held provider of help desk automation software based in Portland, Oregon. As consideration for the acquisition, the Company issued 887,636 shares of common stock in exchange for all of the outstanding shares of common stock of Clientele. In addition, the Company assumed all of the outstanding employee stock options of Clientele, which translated into stock options to acquire 212,356 shares of common stock of the Company. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the financial position, results of operations and cash flows of Clientele for all periods presented.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

The following table summarizes certain aspects of Epicor's results of operations for the year ended December 31, 1999 compared to the year ended December 31, 1998 (in millions):

                                                   DECEMBER 31,
                                              ---------------------
                                               1999           1998         $ CHANGE      % CHANGE
                                              ------         ------        --------      --------
                                                          (unaudited)
Revenues:
   License fees                               $ 94.3         $ 68.9         $ 25.4         36.9%
   Services                                    157.8           52.9          104.9        198.3%
   Other                                         6.1            0.6            5.5        916.7%
                                              ------         ------         ------        -----
     Total revenues                            258.2          122.4          135.8        111.1%

Percentage of total revenues:
   License fees                                 36.5%          56.3%
   Services                                     61.1%          43.3%
   Other                                         2.4%           0.4%
                                              ------         ------
     Total revenues                            100.0%         100.0%

Gross profit                                   135.6           85.0           50.6         59.5%
   Percentage of total revenues                 52.5%          69.5%

Sales and marketing                             89.6           46.2           43.4         93.9%
   Percentage of total revenues                 34.7%          37.8%

Software development                            29.7           11.9           17.8        149.6%
   Percentage of total revenues                 11.5%           9.7%

General and administrative                      55.6            7.6           48.0        631.6%
   Percentage of total revenues                 21.5%           6.2%

Litigation charge                                1.8            0.0            1.8            NA
   Percentage of total revenues                  0.7%

Special charges                                 10.0            6.0            4.0         66.7%
   Percentage of total revenues                  3.9%           4.9%

Provision for income taxes                       0.8            0.2            0.6        300.0%
   Percentage of total revenues                  0.3%           0.2%


Revenues

The growth in license fee revenue for 1999 compared to 1998 was attributable to the acquisition of the DataWorks suite of software products, which consisted primarily of the Avante, Vantage, and Vista products. License fee revenue from DataWorks' products approximated $34.1 million for the twelve months ended December 31, 1999. An increase in license fee revenue from the Company's Clientele product also contributed to the growth. Although license fee revenue increased in absolute dollars, as a percentage of total revenues, license fee revenue decreased. The following factors impacted this change in revenue mix:

o The acquisition of DataWorks, which historically reported lower license fees as a percentage of total revenues than the Company's previous revenue mix

o Decreased Platinum ERA license fees attributable to increased competition and uncertainty in the marketplace over the integration of applications following the DataWorks acquisition as well as sales force attrition

o Continued weak demand for enterprise resource planning software particularly attributable to uncertainty in the software market related to the Year 2000 problem

Services revenue consists of fees from software maintenance, consulting, custom programming and education services. The increase in services revenue both in absolute dollars and as a percentage of sales, for 1999 as compared with 1998, was primarily due to the DataWorks acquisition. Services revenue from DataWorks' customer base approximated $89.0 million for 1999. The remaining increase was generated primarily from the Company's Platinum ERA customer base and attributable to an overall increase in the installed base of end users and an increase in the number of revenue-generating professional service personnel.

Other revenue consists primarily of third-party hardware sales. The increase in other revenue was attributable to the DataWorks acquisition which contributed $5.2 million to the increase for the year ended December 31, 1999.

International revenues were $72.1 million and $32.2 million in the years ended December 31, 1999 and 1998, representing 28% and 26% of total revenue, respectively. The increase was primarily attributable to the DataWorks acquisition as DataWorks had a larger European sales force and marketing presence than the Company prior to the acquisition. With sales offices located in Europe, Australasia, and South America, the Company expects international revenues to remain a significant portion of total revenues. See "Business - Certain Considerations -Forward Looking Statements" and "Business - Certain Considerations - Risks Associated with International Sales."

Gross Profit

The absolute dollar increase in gross profit was attributable to the DataWorks acquisition. The reduction in gross profit percentage for 1999 as compared to 1998 was attributable to following:

o A higher proportion of overall revenues from services which bear a lower gross margin than license fees

o A charge totaling $1.8 million to write-down capitalized software costs and prepaid licenses

o Customer concessions granted for product-related issues totaling $1.0 million

o A higher cost structure underlying services revenue generated from the Avante customer base

o Non-billable one-time activities including Year 2000 testing and quality assurance testing of future product releases

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

Sales and Marketing - Sales and marketing ("S&M") expenses as a percentage of revenue decreased due to the refinement in cost alignments as discussed above. In addition to the acquisition of DataWorks, the following factors contributed to the increase in S&M expenses:

o Higher compensation expense as a result of a modification in the sales commission plan designed to retain the direct sales force

o Increased marketing expenses associated with the name change from Platinum Software Corporation to Epicor Software Corporation

o Increased marketing expenses associated with improvements to the Company's customer prospect generation process

Software development - Epicor continues to invest in the future by funding research and development projects particularly in the area of eBusiness applications. Research and development costs are expensed as incurred. However, certain costs are capitalized pursuant to Statement of Financial Accounting Standards No. 86, The Cost of Computer Software to be Sold, Leased, or otherwise Marketed. During 1999, costs were capitalized related to the localization and translation into different languages of the Platinum ERA product and certain applications of the

Platinum ERA 7.0a release. During 1998, costs were capitalized for the creation of translations into different languages and localizations for the Platinum SQL product, the serial lot tracking feature for the Platinum for Windows product, Year 2000 enhancements for the Platinum for DOS product and certain applications of the Platinum ERA 7.0a release. Amortization of these costs is included in cost of revenues and begins when the product is released for general availability. Amortization of capitalized software development costs commences when the products are available for general release to customers over the expected useful life of the respective products, which is generally three to five years.

Gross software development expenditures were $35.8 million and $15.8 million or 14% and 13% of total revenues for 1999 and 1998, respectively, before capitalization of software costs of $6.0 million and $3.9 million. In addition to the acquisition of DataWorks, the following factors contributed to the increase in software development expenses:

o Year 2000 remediation costs of $2.0 million

o New product development including web-enablement and integration of existing back and front office products

o Outside consulting costs related to enhancing software development methodologies and procedures

General and administrative - General and administrative ("G&A") expenses increased in both absolute dollars and as a percentage of revenue due to the following:

o The acquisition of DataWorks, which included a higher G&A cost infrastructure

o The recent refinement in cost alignments as discussed above

o An increased provision for doubtful accounts as a result of continued difficulty in collecting receivables assumed in the DataWorks merger, the change in product direction and certain product quality and customer service issues

Litigation charge - On December 24, 1998, Alyn Corporation filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego, Alyn Corporation v. DataWorks, David Roper, Daniel Horter and Mike White. The lawsuit arises out of the licensing and sale of software by DataWorks to Alyn in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1.8 million to settle the lawsuit. The Company has accrued $1.8 million for the liability arising out of the settlement. The Company will pay one-half of the settlement amount on March 24, 2000 and the other half on or before April 3, 2000. The Company is in discussions with its insurance carrier regarding coverage for this matter, but it has not been determined at the present time the amount of insurance coverage.

Provision for Income Taxes

The Company recorded a provision of $0.8 million and $0.2 million during 1999 and 1998, respectively. The effective tax rate during these periods was 1.5 percent and 0 percent, respectively. During 1999, the effective tax rate was lower than the statutory federal income tax rate of 34 percent, primarily due to the inability to record benefits from current net operating losses. As of December 31, 1999, the Company had provided a valuation allowance of approximately $71.1 million because realization of the Company's net deferred tax asset is not more likely than not due to the historical losses incurred by the Company prior to 1999, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 TO THE SIX MONTHS ENDED DECEMBER 31, 1997

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes Epicor's liquidity position and cash flows as of and for the year ended December 31, 1999 (in millions):

                                                 AS OF AND FOR
                                                 THE YEAR ENDED
                                               DECEMBER 31, 1999
                                               ------------------
Cash and cash equivalents                            $18.2
Short-term investments                                12.2
Working Capital                                       16.7
Net cash used in operating activities                 (9.7)
Net cash provided by investing activities              4.1
Net cash provided by financing activities              2.4

As of December 31 1999, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $30.4 million. The Company used $9.7 million in cash for operating activities during the year ended December 31, 1999 primarily to fund its net loss. During the year ended December 31, 1999, the Company paid $6.8 million for severance costs, lease terminations and other costs related to the 1998, 1997 and 1996 restructurings, and paid $1.0 million for costs related to the 1998 DataWorks merger. At December 31, 1999, the Company has $7.9 million in cash obligations related to severance payments, lease terminations and other costs related to the restructuring plans and $3.7 million related to the 1998 DataWorks merger. The Company believes these obligations will be funded from existing cash reserves, working capital and operations.

The Company's principal investing activities for the year ended December 31, 1999 included net sales of short-term investments and capital expenditures to accommodate facility reorganizations and the Company's expanding information technology infrastructure. In addition, cash used in investing activities included capitalized software costs primarily related to the localization and translation of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release for foreign markets.

Financing activities for fiscal 1999 included proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program.

The Company has taken steps to significantly reduce its operating expenses as part of its 1999 restructuring, including a reduction in work force and facilities consolidation and closure. If the Company is not successful in achieving targeted revenues, targeted expenses or positive cash flow, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other cost cutting measures.

The Company experienced negative cash flow from operations in the year ended December 31, 1999 and expects this to continue through at least the first quarter of 2000. See "Business - Certain Considerations - Forward Looking Statements." Epicor is dependent upon its ability to generate cash flow from license fees and other operating revenues, through the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next 12 months. In order to ensure an additional source for working capital requirements for the next twelve months, the Company is pursuing alternative sources of funding, such as a bank line of credit. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

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

In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its products, internal technology systems and noninternal technology systems. Following the transition to the year 2000, the Company has not encountered any material problems relating to Year 2000 issues, either with its products, internal systems or products of third parties. The Company expensed approximately $2.0 million during 1999 in connection with Year 2000 remediation costs, including costs of third party consultants and employee compensation related to year-end staffing requirements. The Company will continue to monitor the performance of its products, its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Despite the Company's prior testing and remediation efforts, we cannot assure you that the Company's software products contain all necessary date code changes or that errors will not be discovered in the future. If errors are discovered in the future regarding Year 2000 problems, it is possible that such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues approximated 28% of the Company's total revenues for the twelve months ended December 31, 1999 and approximately 24% of the revenues are denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                                            Page
                                                                                                            ----
     Financial Statements:

         Report of Independent Auditors....................................................................   37

         Consolidated Balance Sheets as of December 31, 1999, December 31, 1998 and June 30, 1998..........   38

         Consolidated Statements of Operations for the year ended December 31, 1999, the six
         months ended December 31, 1998 and the years ended June 30, 1998 and 1997.........................   39

         Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999, the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997..................  40

         Consolidated Statements of Cash Flows for the year ended December 31, 1999, the six
         months ended December 31, 1998, and the years ended June 30, 1998 and 1997........................   41

         Notes to Consolidated Financial Statements........................................................   42

     Financial Statement Schedules:

         Report of Independent Auditors....................................................................   62

         Schedule II - Valuation and Qualifying Accounts...................................................   63


         All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation as of December 31, 1999 and 1998 and June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, the six months ended December 31, 1998, and each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicor Software Corporation as of December 31, 1999 and 1998 and June 30, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, the six months ended December 31, 1998 and each of the two years in the period ended June 30, 1998 in conformity with accounting principles generally accepted in the United States.


                                               /s/  ERNST & YOUNG LLP

Orange County, California
February 2, 2000,
except for Note 11, as to which
the date is March 22, 2000

                           EPICOR SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                              DECEMBER 31,
                                                                       -------------------------       JUNE 30,
                                                                         1999            1998            1998
                                                                       ---------       ---------       ---------
ASSETS

Current assets:
  Cash and cash equivalents                                            $  18,221       $  22,175       $  11,251
  Short-term investments                                                  12,154          30,511          11,528
  Accounts receivable, net of allowance
    for doubtful accounts of $17,100, $11,795
    and $5,159, respectively                                              75,263          84,789          28,929
  Prepaid expenses and other                                               8,984          14,797           3,654
                                                                       ---------       ---------       ---------
        Total current assets                                             114,622         152,272          55,362
Property and equipment, net                                               16,650          13,388           8,688
Software development costs, net of accumulated
   amortization of  $6,903, $5,073 and $4,620,
   respectively                                                            9,083           5,750           3,057
Intangible assets, net                                                    25,668          32,878              --
Other assets                                                               4,154           7,989             881
                                                                       ---------       ---------       ---------
                                                                       $ 170,177       $ 212,277       $  67,988
                                                                       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  14,591       $  16,490       $   3,571
  Accrued compensation and payroll taxes                                  15,986          15,932           7,244
  Accrued restructuring costs                                              7,902           7,957           1,280
  Accrued severance and merger costs                                       3,660           7,133              --
  Accrued litigation charge                                                1,800              --              --
  Other accrued expenses                                                  15,015           8,809           4,922
  Deferred revenue                                                        39,017          36,845          16,026
                                                                       ---------       ---------       ---------
        Total current liabilities                                         97,971          93,166          33,043
                                                                       ---------       ---------       ---------

Long-term liabilities                                                        400           1,116              35

Commitments and Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized:
       Series B preferred stock, 0, 0 and 1,439,750, respectively             --              --           7,962
       Series C preferred stock, 95,305, 95,305 and 162,020,
       respectively                                                        7,501           7,501          12,751
   Common stock, $.001 par value:  60,000,000 shares authorized,
       40,848,162, 40,196,832 and 26,142,715, respectively                    41              40              26
  Additional paid-in capital                                             237,536         232,042         134,550
  Less: notes receivable from officers for issuance of restricted
        stock                                                            (11,269)        (11,563)        (11,563)
  Accumulated other comprehensive loss                                    (1,590)           (245)         (1,092)
  Accumulated deficit                                                   (160,413)       (109,780)       (107,724)
                                                                       ---------       ---------       ---------
        Total stockholders' equity                                        71,806         117,995          34,910
                                                                       ---------       ---------       ---------
                                                                       $ 170,177       $ 212,277       $  67,988
                                                                       =========       =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                         SIX MONTHS
                                           YEAR ENDED       ENDED
                                          DECEMBER 31,   DECEMBER 31,       YEAR ENDED JUNE 30,
                                          ------------   ------------     -----------------------
                                              1999          1998            1998           1997
                                          ------------   ------------     --------       --------
Revenues:
    License fees                           $  94,344       $ 33,047       $ 57,577       $ 32,123
    Services                                 157,770         30,428         40,406         27,420
    Other                                      6,062            241            505          1,208
                                           ---------       --------       --------       --------
Total revenues                               258,176         63,716         98,488         60,751

Cost of revenues:
  Cost of license fees                        18,015          4,808          5,990          5,159
  Cost of services                           101,349         15,731         23,971         16,821
  Cost of other                                3,238             --             --             --
                                           ---------       --------       --------       --------
Total cost of revenues                       122,602         20,539         29,961         21,980
                                           ---------       --------       --------       --------

Gross profit                                 135,574         43,177         68,527         38,771

Operating expenses:
  Sales and marketing                         89,592         23,030         38,177         26,024
  Software development                        29,722          6,213         11,724         10,398
  General and administrative                  55,579          3,897          7,145          6,030
  Litigation                                   1,800             --             --             --
  Special charges                              9,975          5,950             --          1,600
  Charge for in-process research
    and development                               --          6,384             --             --
Total operating expenses                   ---------       --------       --------       --------
                                             186,668         45,474         57,046         44,052
                                           ---------       --------       --------       --------

Income (loss) from operations                (51,094)        (2,297)        11,481         (5,281)

Other income (expense):
  Interest income                              2,031            474            940            835
  Interest expense                              (534)           (90)           (39)           (71)
  Other                                         (286)            37            965            109
                                           ---------       --------       --------       --------
Total other income (expense)                   1,211            421          1,866            873
                                           ---------       --------       --------       --------
Income (loss) before income taxes            (49,883)        (1,876)        13,347         (4,408)
Provision for income taxes                       750            180             --             --
                                           ---------       --------       --------       --------
Net income (loss)                          $ (50,633)      $ (2,056)      $ 13,347       $ (4,408)
                                           =========       ========       ========       ========

Net income (loss) per share - basic        $   (1.25)      $  (0.07)      $   0.56       $  (0.20)
Net income (loss) per share - diluted      $   (1.25)      $  (0.07)      $   0.45       $  (0.20)

Common shares outstanding - basic             40,605         28,373         23,956         21,758
Common shares outstanding - diluted           40,605         28,373         29,716         21,758


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                           Series B                   Series C
                                        Preferred Stock           Preferred Stock                 Common Stock         Additional
                                  --------------------------   ---------------------        ------------------------     Paid-in
                                     Shares          Amount    Shares        Amount          Shares          Amount     Capital
                                  ------------      --------   ------        -------        ----------       -------   -----------
Balance, June 30, 1996             2,490,000        $13,770    231,598       $18,226        21,471,872         $21      $111,231

Net loss                                  --             --         --            --                --          --            --
Foreign currency translation
   adjustments                            --             --         --            --                --          --            --
Subchapter S distributions
   to FocusSoft shareholders              --             --         --            --                --          --            --
Conversion of Series B
    Preferred Stock                  (55,000)          (304)        --            --            55,000          --           304
Conversion of Series C
    Preferred Stock                       --             --    (17,795)       (1,400)          177,950          --         1,400
Issuance of Common Stock                  --             --         --            --             6,600          --            --
Exercise of warrants                      --             --         --            --            55,000          --           399
Employee stock purchases                  --             --         --            --            41,540          --           237
Exercise of stock options                 --             --         --            --           776,648           1         3,174
                                  ----------        -------   --------       -------       -----------       -----     ---------
Balance, June 30, 1997             2,435,000         13,466    213,803        16,826        22,584,610          22       116,745

Net income                                --             --         --            --                --          --            --
Foreign currency translation
   adjustments                            --             --         --            --                --          --            --
Subchapter S distributions
   to FocusSoft shareholders              --             --         --            --                --          --            --
Conversion of Series B
   Preferred Stock                  (995,250)        (5,504)        --            --           995,250           1         5,503
Conversion of Series C
   Preferred Stock                        --             --    (51,783)       (4,075)          517,830           1         4,074
Employee stock purchases                  --             --         --            --            45,968          --           435
Exercise of stock options                 --             --         --            --         1,999,057           2         7,793
                                  ----------        -------   --------       -------       -----------       -----     ---------
Balance, June 30, 1998             1,439,750          7,962    162,020        12,751        26,142,715          26       134,550

Net loss                                  --             --         --            --                --          --            --
Common stock issued in
   connection with the
   DataWorks Merger                       --             --         --            --        11,739,459          12        83,194
Foreign currency translation
   adjustments                            --             --         --            --                --          --            --
Conversion of Series B
   Preferred Stock                (1,439,750)        (7,962)        --            --         1,439,750           1         7,961
Conversion of Series C
   Preferred Stock                        --             --    (66,715)       (5,250)          667,150           1         5,249
Employee stock purchases                  --             --         --            --            52,731          --           490
Exercise of stock options                 --             --         --            --           155,027          --           598
                                  ----------        -------   --------       -------       -----------        ----     ---------
Balance, December 31, 1998                --             --     95,305         7,501        40,196,832          40       232,042

Net loss
Foreign currency translation
   adjustments
Proceeds from notes receivable
   from officer
Acceleration of options
  in connection with severance
  agreements                                                                                                              2,385
Employee stock purchases                                                                       369,396           1        1,745
Exercise of stock options                                                                      281,934                    1,364
                                  ----------        -------   --------       -------       -----------       -----    ---------
Balance, December 31, 1999        $       --       $     --     95,305       $ 7,501        40,848,162       $  41    $ 237,536
                                  ==========       ========   ========       =======       ===========       =====    =========

                                                       Accumulated
                                          Notes          Other
                                       Receivable     Comprehensive                    Total       Comprehensive
                                         from            Income      Accumulated    Stockholders'     Income
                                        Officers         (Loss)        Deficit         Equity         (Loss)
                                      ------------    -------------  -----------    -------------  -------------
Balance, June 30, 1996                 $(11,563)        $   349      $(115,835)        $16,199       $(33,262)
                                                                                                     ========
Net loss                                     --              --         (4,408)         (4,408)        (4,408)
Foreign currency translation
   adjustments                               --              44             --              44             44
Subchapter S distributions
   to FocusSoft shareholders                 --              --            (59)            (59)
Conversion of Series B
    Preferred Stock                          --              --             --              --
Conversion of Series C
    Preferred Stock                          --              --             --              --
Issuance of Common Stock                     --              --             --              --
Exercise of warrants                         --              --             --             399
Employee stock purchases                     --              --             --             237
Exercise of stock options                    --              --             --           3,175
                                       --------        --------      ---------        --------       --------
Balance, June 30, 1997                  (11,563)            393       (120,302)         15,587       $ (4,364)
                                                                                                     ========
Net income                                   --              --         13,347          13,347         13,347
Foreign currency translation
   adjustments                               --          (1,485)            --          (1,485)        (1,485)
Subchapter S distributions
   to FocusSoft shareholders                 --              --           (769)           (769)
Conversion of Series B
   Preferred Stock                           --              --             --              --
Conversion of Series C
   Preferred Stock                           --              --             --              --
Employee stock purchases                     --              --             --             435
Exercise of stock options                    --              --             --           7,795
                                       --------        --------      ---------        --------       -------
Balance, June 30, 1998                  (11,563)         (1,092)      (107,724)         34,910       $ 11,862
                                                                                                     ========
Net loss                                     --              --         (2,056)         (2,056)        (2,056)
Common stock issued in
   connection with the
   DataWorks Merger                          --              --             --          83,206
Foreign currency translation
   adjustments                               --             847             --             847            847
Conversion of Series B
   Preferred Stock                           --              --             --              --
Conversion of Series C
   Preferred Stock                           --              --             --              --
Employee stock purchases                     --              --             --             490
Exercise of stock options                    --              --             --             598
                                       --------          ------      ---------        --------       --------
Balance, December 31, 1998              (11,563)           (245)      (109,780)        117,995       $ (1,209)
                                                                                                     ========
Net loss                                                              (50,633)        (50,633)       (50,633)
Foreign currency translation
   adjustments                                           (1,345)                         (1,345)        (1,345)
Proceeds from notes receivable
   from officer                             294                                            294
Acceleration of options
  in connection with severance
  agreements                                                                             2,385
Employee stock purchases                                                                 1,746
Exercise of stock options                                                                1,364
                                      --------          --------     ---------        --------       --------
Balance, December 31, 1999            $(11,269)         $(1,590)     $(160,413)       $ 71,806       $(51,978)
                                      ========          ========     =========        ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                           EPICOR SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       SIX MONTHS
                                                         YEAR ENDED       ENDED
                                                        DECEMBER 31,   DECEMBER 31,      YEAR ENDED JUNE 30,
                                                        ------------   ------------    ------------------------
                                                            1999          1998           1998           1997
                                                        ------------   ------------    --------       ---------
OPERATING ACTIVITIES
Net income (loss)                                        $(50,633)       $ (2,056)     $ 13,347       $ (4,408)
Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
  activities:
  Depreciation and amortization                            18,277           3,496          5,126          5,822
  Provision for doubtful accounts receivable               14,412           1,263          1,561          2,095
  Impairment of assets                                      4,291              --             --             --
  Special charges                                           9,975           5,950             --          1,600
  Accrued litigation                                        1,800              --             --             --
  Charge for in-process research and development               --           6,384             --             --
  Changes in operating assets and liabilities:
     Accounts receivable                                   (2,638)         (4,909)       (18,514)        (6,197)
     Prepaid expenses and other current assets              3,113          (6,596)        (1,146)            93
     Accounts payable                                      (3,561)          1,065         (1,181)           693
     Accrued merger and restructuring                     (11,118)           (727)        (1,329)          (912)
     Other accrued expenses                                 4,948             (29)         3,873            400
     Deferred revenue                                       1,414           3,137          4,388            359
                                                         --------        --------       --------       --------
Net cash (used in) provided by operating
  activities                                               (9,720)          6,978          6,125           (455)

INVESTING ACTIVITIES
Cash acquired in the DataWorks Merger                          --          13,018             --             --
Capital expenditures                                      (11,392)         (3,670)        (4,099)        (3,035)
Capitalized software development costs                     (6,032)         (2,912)        (1,247)        (1,457)
Purchase of short-term investments                        (20,970)         (4,086)       (13,500)       (10,500)
Sale of short-term investments                             39,327              --         11,514         11,056
Purchase of subsidiary                                       (560)             --             --             --
Other                                                       3,735             (17)          (242)           540
                                                         --------        --------       --------       --------
Net cash provided by (used in) investing activities         4,108           2,333         (7,574)        (3,396)

FINANCING ACTIVITIES
Subchapter S distributions to FocusSoft shareholders           --              --           (769)           (59)
Payments of long-term liabilities                            (716)             --             --             --
Exercise of stock options and warrants                      1,364             598          7,795          3,574
Employee stock purchases                                    1,746             490            435            237
Decrease in restricted cash                                    --              --             --          1,006
                                                         --------        --------       --------       --------
Net cash provided by financing activities                   2,394           1,088          7,461          4,758
Effect of exchange rates on cash                             (736)            525         (1,485)            44
                                                         --------        --------       --------       --------
Net (decrease) increase in cash and cash equivalents       (3,954)         10,924          4,527            951
Cash and cash equivalents at beginning of year             22,175          11,251          6,724          5,773
                                                         --------        --------       --------       --------
Cash and cash equivalents at end of year                 $ 18,221        $ 22,175       $ 11,251       $  6,724
                                                         ========        ========       ========       ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
  Cash paid during the year for interest                 $    534        $     90       $     39       $     71
                                                         ========        ========       ========       ========
  Income tax refund                                      $  1,012        $     --       $     --       $     --
                                                         ========        ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS AND BASIS OF PRESENTATION

Epicor Software Corporation, a Delaware corporation, and its subsidiaries design, develop, market and support a broad range of client/server enterprise resource planning software for use by businesses of all sizes worldwide. The Company also offers support, consulting and education in support of its customers' use of its software products. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at cost which approximates fair value.

The Company classifies its short-term investments as available-for-sale securities and carries them at cost, which approximates fair market value. At December 31, 1999, short-term investments consisted of corporate debt securities and money market funds with interest rates ranging from 5.84 percent to 8.24 percent. Realized and unrealized holding gains and losses on securities classified as available-for-sale are not material.

REVENUE RECOGNITION

Provided that the Company believes collectibility of an amount to be recognized as a revenue is probable, revenue is recognized from licenses of software upon completion of contract execution, shipment of products, and performance by the Company of all of its significant contractual obligations. The Company also provides for the estimated cost of insignificant performance obligations at the time revenue is recognized. When a software license agreement obligates the Company to provide more than one software module, all license revenue under the agreement is deferred until all modules achieve general availability and are delivered, except when the license agreement contains a specific financial remedy in the event the unavailable module is not delivered. In such instance, revenue is deferred in the amount attributable to the specific financial remedy. When the arrangement with the customer includes multiple elements, revenues are allocated to the various elements based on their vendor specific objective evidence of fair value.

The Company's customers may enter into maintenance agreements with the Company and such revenue is recognized ratably over the term of the agreement.

Revenue from consulting services is recognized based on the terms of the specific agreement. Generally, revenue from time and material contracts is recognized as services are performed. Revenue from fixed fee contracts are recognized over the period of each engagement using primarily the percentage-of-completion method using cost as incurred as the measure of progress towards completion. Provisions for contract adjustments and losses are recorded in the period such items are identified. Deferred revenue represents amounts billed in advance of services being performed.

In December 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The SOP addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition " to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective; such requirements are not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

PROPERTY AND EQUIPMENT

Equipment, furniture and fixtures are recorded at cost. The Company depreciates equipment, furniture and fixtures using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or term of the lease.

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1999, the Company recorded an impairment charge of $3,325,000 (see Note 3) to write-down assets deemed impaired to their estimated fair value primarily based upon projected future cash flows.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. Amortization of software development costs is included in cost of license fees and totaled $1,964,000 for the year ended December 31, 1999, $453,000 for the six months ended December 31, 1998, and $1,128,000 and $2,131,000 for the years ended June 30, 1998 and 1997, respectively.

INTANGIBLE ASSETS

Intangible assets are amortized over the estimated economic life of the asset. Amortization of intangible assets is primarily included in cost of license fees and totaled $7,374,000 for the year ended December 31, 1999, and zero for the six months ended December 31, 1998, and the years ended June 30, 1998 and 1997, respectively.

ADVERTISING COSTS

The Company expenses production costs of advertising upon the first showing. Other advertising costs are expensed as incurred. Advertising expense totaled $3,936,000 for the year ended December 31, 1999, $771,000 for the six months ended December 31, 1998, and $1,034,000 and $1,490,000 for the years ended June 30, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is the respective local country's currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates. Translation adjustments are included in accumulated other comprehensive loss.

CONCENTRATION OF CREDIT RISKS

The Company sells its products to VARs and other software distributors generally under credit terms ranging from 30 to 90 days. The Company also sells its products directly to end-users generally requiring a significant up-front payment and remaining credit terms of 30 to 90 days. The Company believes no significant concentrations of credit risk existed at December 31, 1999. Receivables from customers are generally unsecured.

NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the year ended December 31, 1999, the six months ended December 31, 1998 and the year ended June 30, 1997, employee stock options and preferred stock were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, during those periods the Company's basic and diluted net loss per common share are the same.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                 Six Months
                                                  Year Ended       Ended
                                                 December 31,   December 31,      Year Ended June 30,
                                                 ------------   ------------    ------------------------
                                                    1999           1998           1998            1997
                                                 ------------   ------------    ---------       --------
Numerator:
   Net income (loss) - numerator for
     basic and diluted net income (loss)
     per share                                     $(50,633)      $ (2,056)      $ 13,347       $ (4,408)

Denominator:
   Denominator for basic net income (loss)
     per share - weighted average shares             40,605         28,373         23,956         21,758

Effect of dilutive securities:
   Employee stock options                                --             --          1,942             --
   Preferred stock                                       --             --          3,818             --
                                                   --------       --------       --------       --------
   Dilutive potential common shares                      --             --          5,760             --
                                                   --------       --------       --------       --------

   Denominator for diluted net income
     (loss) per share                                40,605         28,373         29,716         21,758
                                                   ========       ========       ========       ========

Net income (loss) per share - basic                $  (1.25)      $  (0.07)      $  (0.56)      $  (0.20)

Net income (loss) per share - diluted              $  (1.25)      $  (0.07)      $  (0.45)      $  (0.20)


RECLASSIFICATIONS

Certain reclassifications have been made to December 31, 1998, and June 30, 1998 and 1997 amounts to conform with the current period presentation.

NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following summarizes the components of short-term investments as of December 31, 1999 and 1998 and June 30, 1998 (in thousands):

                                    DECEMBER 31,
                               --------------------     JUNE 30,
                                 1999        1998         1998
                               -------      -------     --------
Corporate debt securities      $12,154      $15,614      $11,528
Municipal bonds                     --       14,897           --
                               -------      -------      -------
                               $12,154      $30,511      $11,528
                               =======      =======      =======


The following summarizes the components of property and equipment as of December 31, 1999 and 1998 and June 30, 1998, (in thousands):

                                          DECEMBER 31,
                                    -----------------------       JUNE 30,
                                      1999           1998           1998
                                    --------       --------       --------
Computer equipment                  $ 26,405       $ 27,612       $ 22,222
Office furniture, fixtures and
  equipment and other                  9,847          4,873          3,653
Leasehold improvements                 7,491          3,852          2,719
                                    --------       --------       --------
                                      43,743         36,337         28,594
Less accumulated depreciation
  and amortization                   (27,093)       (22,949)       (19,906)
                                    --------       --------       --------
                                    $ 16,650       $ 13,388       $  8,688
                                    ========       ========       ========


The following summarizes the components of intangible assets as of December 31, 1999 and 1998 and June 30, 1998 (in thousands):

                                     DECEMBER 31,
                              -----------------------   JUNE 30,
                                 1999          1998       1998
                              ------------  ---------   --------
Acquired technology           $ 19,710       $19,055      $ --
Customer base                    8,730         8,710        --
Assembled workforce              1,570         4,113        --
Covenant not to compete          1,000         1,000        --
                              --------       -------      ----
                                31,010        32,878        --
Accumulated amortization        (5,342)           --        --
                              --------       -------      ----
                              $ 25,668       $32,878      $ --
                              ========       =======      ====


NOTE 3. ACQUISITIONS AND RESTRUCTURINGS

ACQUISITIONS

On December 31, 1998, the Company acquired DataWorks Corporation, a publicly held developer and marketer of manufacturing enterprise resource planning software. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of DataWorks. In addition, each outstanding option or right to purchase DataWorks common stock under the DataWorks 1995 Equity Incentive Plan, the DataWorks 1995 Non-employee Directors Stock Option Plan, the Interactive Group, Inc. 1997 Nonstatutory Stock Option Plan, the Interactive 1995 Stock Option Plan and each other outstanding option or right to purchase DataWorks common stock was assumed by the Company.

The Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a purchase for financial reporting purposes. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):

       Total purchase price:

           Value of stock issued                     $ 83,522
           Value of options assumed                       376
           Transaction costs                            2,102
                                                     --------
                                                     $ 86,000
                                                     ========
                                                                  Amortization
                                                                  period (years)
                                                                  --------------
       Purchase price allocation:

           Tangible assets                           $ 97,091
           Intangible assets:
               Developed and core technology           19,055           5
               Customer base                            8,710           7
               Assembled workforce                      4,113           4
           In-process research and
             development                                6,384        expensed
           Tangible liabilities                       (49,353)
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

The operating results of DataWorks have not been included in the consolidated statement of operations until January 1, 1999 because the acquisition became effective on December 31, 1998. Had the acquisition taken place at the beginning of fiscal 1998, the unaudited pro forma results of operation for the year ended June 30, 1998 and the six months ended December 31, 1998 would have been as follows (in thousands, except per share data):

                                   SIX MONTHS ENDED           YEAR ENDED
                                   DECEMBER 31, 1998        JUNE 30, 1998
                                   -----------------        -------------

Net revenues                           $150,337               $264,616
Net income (loss)                      $(24,352)              $ 10,732
Basic net income (loss) per share      $  (0.61)              $   0.30
Diluted net income (loss) per share    $  (0.61)              $   0.26

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles.

In connection with the acquisition of DataWorks, Impresa, a division of DataWorks, was accounted for as an asset held for sale. On April 1, 1999, the Company discontinued attempts to actively sell the Impresa division and, accordingly, the results of operations of the division are included in the results of the Company's operations beginning April 1, 1999.

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

RESTRUCTURINGS

The Company's accounting policies with respect to its restructuring are in accordance with the guidance provided in the consensus of the Emerging Issues Task Force (EITF) in connection with EITF Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity ("EITF 94-3") and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as well as SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS 121"). EITF 94-3 and EITF 95-3 generally require with respect to recognition of severance expenses, management approval of the restructuring plan, communication of benefit arrangements to employees, and the determination of the employees to be terminated. SFAS No. 121 generally requires that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

In December 1999, the Company underwent a restructuring as a result of reorganization of certain aspects of its business. Elements of the restructuring plan included refocusing development activities related to certain product lines on sales to current users of these products as opposed to new customers; termination of plans to market certain products in selected international markets; organizing certain product lines into divisions with profit and loss responsibilities; reducing the workforce; and closing or significantly reducing the size of various offices worldwide. In connection with this reorganization, the Company incurred various charges totaling $9,975,000 during the fourth quarter of fiscal year 1999. The Company expects the 1999 separation costs for terminated employees to be paid out during the first quarter of fiscal 2000 and a substantial amount of the 1999 facilities restructuring costs to be paid out by the end of fiscal 2000.

In December 1998, the Company underwent a restructuring as a result of the DataWorks Merger. This resulted in a restructuring charge of $5,950,000, which was recorded during the three months ended December 31, 1998. Such amounts included approximately $5,500,000 for severance and extended benefit costs related to a reduction in force of approximately 25 people and approximately $450,000 in lease termination and buyout costs related to the closure of duplicate facilities. All severance amounts were paid in 1999.

As part of the purchase accounting related to the DataWorks acquisition, $7,133,000 of severance and merger costs were accrued. Such amounts included approximately $3,500,000 for severance and extended benefit costs related to a reduction in force of approximately 150 people, approximately $2,100,000 in lease termination and buyout costs related to the closure of duplicate facilities, and $1,533,000 related to the settlement of certain third-party reseller agreements and other miscellaneous accruals.

In June 1997, the Company underwent a restructuring as a result of the Clientele acquisition. This resulted in a restructuring charge of $1,600,000 recorded in the fourth quarter of fiscal year 1997. Such amount included approximately $1,100,000 for excess facility costs, as well as approximately $500,000 for severance and other extended benefit costs.

At December 31, 1999, $1,185,000 of restructuring accruals from prior periods remain and relate primarily to lease commitments on which the Company will continue to make payments until the respective leases expire.

The following table summarizes the 1999 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):

                                       BALANCE AT     1999       WRITE-DOWN    ADDITIONAL               BALANCE AT
                                      DECEMBER 31,   SPECIAL   OF INTANGIBLE     PAID IN     CASH       DECEMBER 31,
                                          1999       CHARGES       ASSETS        CAPITAL    PAYMENTS        1999
                                      -----------    -------   -------------   ----------   --------    ------------
Asset impairment                        $   --       $ 3,325       $(3,325)     $    --      $    --      $   --
Separation costs for terminated
  employees and contractors                            2,072                                     (67)      2,005
Facilities closing and downsizing                      4,756                                     (44)      4,712
Remaining restructuring accrual
  from prior periods - 1998, 1997
  and 1996                               7,957                                                (6,772)      1,185
                                        ------       -------       -------      -------      -------      ------
Accrued restructuring costs             $7,957       $10,153       $(3,325)     $    --      $(6,883)     $7,902
                                        ======       =======       =======      =======      ========     ======

Accrued severance and merger costs      $7,133       $  (178)      $    --      $(2,385)     $  (910)     $3,660
                                        ======       =======       =======      =======      =======      ======

1999 special charges                                $  9,975
                                                    ========


NOTE 4. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its operating facilities and equipment under operating leases with terms ranging up to 30 years. The following is a schedule by years of future minimum lease payments under operating leases and future noncancellable sublease income (in thousands):

                                                 FUTURE
                                             NONCANCELLABLE     NET FUTURE
                           FUTURE MINIMUM       SUBLEASE       MINIMUM LEASE
YEARS ENDED DECEMBER 31,   LEASE PAYMENTS        INCOME          PAYMENTS
------------------------   --------------    --------------    -------------
2000                          $10,070            $ 1,645          $ 8,425
2001                            8,938              1,619            7,319
2002                            7,591              1,440            6,151
2003                            6,402              1,476            4,926
2004 and thereafter            32,008              1,358           30,650
                              -------            -------          -------
                              $65,009            $ 7,538          $57,471
                              =======            =======          =======

Rental expense under operating leases, net of sublease income, was $8,478,000 for the year ended December 31, 1999, $1,915,000 for the six month ended December 31, 1998, and $2,432,000 and $2,067,000 for the years ended June 30, 1998 and 1997, respectively.

EMPLOYMENT AGREEMENTS

The Company has entered into agreements that provide certain executive officers with compensation totaling six to 12 months base salary and bonus in the event the Company terminates the executive without cause. Those agreements also call for the acceleration of vesting of certain stock options and restricted stock.

LITIGATION

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is a named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint is pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to miscellaneous legal proceedings in the normal course of business and other legal proceedings (see Note 11). The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 5. INCOME TAXES

The provision for income taxes for the year ended December 31, 1999, the six months ended December 31, 1998, and the years ended June 30, 1998 and 1999 is comprised of the following (in thousands):

                                  SIX MONTHS
                   YEAR ENDED        ENDED            YEAR ENDED JUNE 30,
                  DECEMBER 31,    DECEMBER 31,       ---------------------
                     1999            1998              1998          1997
                 ------------     ------------       --------       ------
Current:
  Federal           $  --            $ --              --
  Foreign             750             180              --             --
  State                --              --              --             --
                     ----            ----            ----            ---
                      750             180              --             --
Deferred:
  Federal              --              --              --             --
  Foreign              --              --              --             --
  State                --              --              --             --
                     ----            ----            ----            ---
Total                $750            $180              --             --
                     ====            ====            ====            ===


The income (loss) before income taxes between Federal and foreign jurisdictions for the year ended December 31, 1999, the six months ended December 31, 1998, and the years ended June 30, 1998 and 1997 are as follows (in thousands):

                                       SIX MONTHS
                  YEAR ENDED             ENDED
                 DECEMBER 31,         DECEMBER 31,              YEAR ENDED JUNE 30,
                 ------------        ------------           ---------------------------
                    1999                 1998                1998               1997
                 ------------        ------------           -------            --------

Federal            $(27,673)            $(1,772)            $10,676            $(4,375)
Foreign             (22,210)               (104)              2,671                (33)
                   --------             -------             -------            -------
Total              $(49,883)            $(1,876)            $13,347            $(4,408)
                   ========             =======             =======            =======


The reported provision (benefit) for income taxes for the year ended December 31, 1999, the six months ended December 31, 1998 and for the years ended June 30, 1998 and 1997 differ from the amount computed by applying the statutory federal income tax rate of 34 percent to the consolidated income (loss) before income taxes as follows (in thousands):


                                                            SIX MONTHS
                                             YEAR ENDED       ENDED             YEAR ENDED JUNE 30,
                                            DECEMBER 31,    DECEMBER 31,      -----------------------
                                               1999             1998           1998            1997
                                             --------       ------------      -------         -------
Provision (benefit) computed at
  statutory rates                            $(16,960)        $  (657)        $ 4,708         $(1,659)
Increase (reduction) resulting from:
  Effect of foreign operations                  8,301             215            (908)             11
  State taxes, net of federal benefit              --            (185)            574            (414)
  In-process research and development
    write off                                      --           2,234              --              --
  Valuation allowance                           8,757          (1,453)         (4,464)          2,674
  Other                                           652              26              90            (612)
                                             --------         -------         -------         -------
Total                                        $    750         $   180         $    --         $    --
                                             ========         =======         =======         =======

The components of the Company's net deferred income tax asset (liability) as of December 31, 1999, December 31, 1998 and June 30, 1998 are as follows (in thousands):

                                                 DECEMBER 31,
                                          -------------------------         JUNE 30,
                                            1999             1998             1998
                                          --------         --------         --------
Net operating loss carry forwards         $ 58,488         $ 45,350         $ 37,750
Allowance for doubtful accounts              4,349            3,917            1,330
Merger and acquisition costs, net               --            4,726            3,380
Research and development credits             4,855            4,715            2,720
Other accruals and reserves                  6,082            4,660            1,820
Purchased research and development              --            1,013               --
Accrued restructuring costs                  6,164              169              685
Depreciation                                   891              771             (410)
Software capitalization, net                (2,264)            (779)            (780)
Purchased intangibles                       (7,506)         (13,208)              --
Valuation allowance                        (71,059)         (51,334)         (46,495)
                                          --------         --------         --------
  Total                                   $     --         $     --         $     --
                                          ========         ========         ========


As of December 31, 1999, the Company had provided a valuation allowance of approximately $71,059,000 because due to the historical losses incurred by the Company during and prior to fiscal 1999, and the uncertainty as to profits in the future, management cannot conclude that realization of the Company's net deferred tax asset is more likely than not.

The Company has federal, state and foreign net operating loss carry forwards as of December 31, 1999 of approximately $117,000,000, $62,000,000 and $41,000,000, respectively. The federal losses expire in the years 1999 through 2019.

Included in the Company's net operating loss carry forwards are tax deductions relating to the exercise of non-qualified stock options totaling approximately $48,700,000. These losses are fully offset by the valuation allowance. Upon future realization of net operating losses, the Company's effective income tax rates will be reduced except to the extent the utilized losses reflect a deduction for the exercise of nonqualified stock options. The tax benefit from utilization of this portion of the total loss carry forward will be charged to stockholders' equity. In addition, the Company has approximately $3,500,000 of federal research and development credit carry forwards that expire in the years 2001 through 2012.

Utilization of the federal and state net operating loss and research and development credit carry forwards could be limited in future years if the Company were to experience a greater than 50 percent change in ownership within a 3-year period as defined in section 382 of the United States Internal Revenue Code of 1986.

NOTE 6. STOCK OPTION PLAN AND OTHER EMPLOYEE BENEFITS

As of December 31, 1998, the Company had reserved a total of 9,125,000 shares of its Common Stock for issuances pursuant to incentive and nonqualified stock option and stock purchase rights that may be granted to officers, key employees, directors, consultants, and others with important business relationships with the Company under six stock plans. Additionally, as of December 31, 1998, the Company had assumed stock options to acquire 1,683,682 shares, 225,206 shares and 212,356 shares of the Company's common stock as a result of business combinations with DataWorks, FocusSoft and Clientele, respectively.

The Company adopted a seventh stock plan effective February 4, 1999, whereby nonqualified stock options may be granted to employees, directors and consultants. The total number of shares that may be granted under this plan is 2,000,000.

The Company adopted the 1999 merger transition nonstatutory stock option plan on February 4, 2000 under which nonstatutory stock options may be granted to employees and directors. The total shares that may be granted under this plan is 900,000.

Additionally, effective July 1990, the Company adopted a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company has not made any contributions to the profit sharing plan as of

December 31, 1999. The Company also adopted an Employee Stock Purchase Plan in August 1992 authorizing the issuance of up to an aggregate of 450,000 shares of common stock to participating employees which permits employees to purchase common stock at a price equal to 85 percent of the fair market value at the beginning or end of a 6-month plan period. In April 1999, the authorized number of shares under the Employee Stock Purchase Plan was increased to 1,000,000. As of December 31, 1999, 682,445 shares have been sold under this plan.

The following is a summary of common stock option activity for the respective periods:

                                 Year Ended            Six Months Ended
                                December 31,              December 31,                        Year Ended June 30,
                          ----------------------    ------------------------    --------------------------------------------------
                                    1999                     1998                       1998                        1997
                          ----------------------    ------------------------    ----------------------    ------------------------
                                        Weighted                    Weighted                  Weighted                    Weighted
                                         Average                     Average                   Average                     Average
                                        Exercise                    Exercise                  Exercise                    Exercise
                            Options      Price        Options        Price       Options       Price       Options         Price
                          ----------    --------    -----------     --------    ----------   ----------   ----------      --------
Outstanding,
   Beginning of period     7,133,089    $10.3917      3,337,562     $10.0597     3,765,837    $ 5.2839    $ 3,763,658     $5.8039
Granted                    5,084,900      6.7296      5,114,960      15.5539     1,991,378     14.0630      3,771,877      5.4211
Exercised                   (281,934)     4.9691       (155,027)      3.8569    (1,999,057)     3.9693       (776,648)     3.8445
Expired or Canceled       (2,079,219)    10.3466     (2,848,088)     20.4212      (420,596)     9.4058     (2,993,050)     6.4843
Options Assumed
  from DataWorks
  merger                          --          --      1,683,682      11.9519            --          --             --          --
                          ----------    --------     ----------     --------    ----------    --------    -----------     -------
Outstanding,
   End of Period           9,856,836    $ 8.6607      7,133,089     $10.3917     3,337,562    $10.0597    $ 3,765,837     $5.2839
                          ==========    ========     ==========     ========    ==========    ========    ===========     =======

Options Exercisable        2,694,750    $ 9.7285      2,140,935     $ 9.6226       718,858    $ 5.7045    $ 2,008,293     $4.1165
                          ==========    ========     ==========     ========    ==========    ========    ===========     =======


         The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OUTSTANDING                                   EXERCISABLE
                             ----------------------------------------------  -------------------------------
                                                 WEIGHTED
                                                 AVERAGE
                                                REMAINING      WEIGHTED                         WEIGHTED
           RANGE OF             NUMBER          CONTRACTUAL     AVERAGE        NUMBER            AVERAGE
       EXERCISE PRICES       OUTSTANDING           LIFE      EXERCISE PRICE  EXERCISABLE      EXERCISE PRICE
       ---------------       -----------        -----------  --------------  -----------      --------------
       $  0.11 to 3.60          436,094            5.06        $ 3.0472         419,712         $ 0.6013
          3.69 to 3.78        1,041,500            9.68          3.6893              --               --
          4.06 to 6.63        2,149,627            9.68          5.5534         155,627           6.0925
          7.00 to 8.88        1,461,840            8.43          7.6333         501,731           7.9963
         9.19 to 10.81          460,836            7.65         10.0683         232,927           9.9367
        11.44 to 11.63        3,598,919            8.14         11.5251       1,061,435          11.5000
        12.13 to 27.39          708,020            8.35         15.5814         323,318          16.7264
       ---------------        ---------            ----        --------       ---------         --------
       $ 0.11 to 27.39        9,856,836            8.53        $ 8.6607       2,694,750         $ 9.7285
       ===============        =========            ====        ========       =========         ========

The Company complies with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for options issued to employees. Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based upon fair value at the grant date under these plans consistent with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the Company's net income (loss) and income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                             Six Months
                                               Year Ended       Ended        Year Ended   Year Ended
                                               December 31,  December 31,     June 30,     June 30,
                                                  1999           1998           1998         1997
                                                ---------    ------------    ----------   ----------
          Net income (loss) as reported         $(50,633)     $  (2,056)       $13,347     $ (4,408)
                                                ========      =========        =======     ========
          Net income (loss) - pro forma         $(78,066)      $(10,895)       $ 6,753     $(11,426)
                                                ========      =========        =======     ========
          Income (loss) per share as reported   $  (1.25)      $  (0.07)       $  0.45     $  (0.20)
                                                ========      =========        =======     ========
          Income (loss) per share - pro forma   $  (1.92)      $  (0.38)       $  0.23     $  (0.53)
                                                ========      =========        =======     ========

The fair value of shares had been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           STOCK         PURCHASE
                                        OPTION PLANS       PLAN
                                        ------------     --------
          Expected life (years)              4.0            0.5
          Risk-free interest rate            6.3%          4.65%
          Volatility                       0.911          0.911
          Dividend rate                        0%             0%

For options granted during the year ended December 31, 1999, the six months ended December 31, 1998, and the years ended June 30, 1998 and 1997, the weighted average fair value at date of grant was $4.5678, $13.5639, $10.5921 and $4.0667 per option, respectively. The weighted average fair value at date of grant for stock purchase shares during the year ended December 31, 1999, the six months ended December 31, 1998, and the years ended June 30, 1998 and June 30, 1997 was $3.3353, $6.0867, $5.798 and $3.007 per share, respectively.

NOTE 7. COMMON STOCK

As of December 31, 1999, the total number of shares of common stock reserved for future issuance under existing stock option plans and Series C Preferred Stock (see Note 8) is approximately 10,809,886.

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

RESTRICTED STOCK

In February 1996, the Chief Executive Officer and Chairman of the Board purchased 2,000,000 shares of restricted stock at a purchase price of $3.50, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured five-year promissory note in the principal amount of $3,500,000. The note bears simple interest at 6 percent per annum and is a full recourse promissory note. The Company retained a repurchase right with respect to the restricted stock. At December 31, 1999, the repurchase right lapsed with respect to all 2,000,000 shares. The Company also has loaned to the Chief Executive Officer and Chairman of the Board $3,500,000 pursuant to an unsecured 5-year full recourse promissory note, which bears interest at the rate of 6 percent per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

In February 1996, one of the Company's former senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year promissory note in the principal amount of $875,000. The note bears simple interest at 6 percent per annum and is a full recourse promissory note. During the year ended December 31, 1999, approximately $294,000 was repaid on the promissory note. The Company retained a repurchase right with respect to the restricted stock. At December 31, 1999, the repurchase right lapsed with respect to 475,000 of the 500,000 shares. The Company also has loaned to this senior executive officer $875,000 pursuant to an unsecured 5-year full recourse promissory note, which bears interest at the rate of 6 percent per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

In April 1996, one of the Company's senior executive officers purchased 450,000 shares of restricted stock at a purchase price of $6.25, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year promissory note in the principal amount of $1,406,250. The note bears simple interest at 6 percent per annum and is a full recourse promissory note. At December 31, 1999, the repurchase right lapsed with respect to 445,000 of the 450,000 shares. The Company also has loaned to this senior executive officer $1,406,250 pursuant to an unsecured 5-year full recourse promissory note, which bears interest at 6 percent per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above.

In April 1998, the Board of Directors forgave any and all interest on such notes.

NOTE 8. PREFERRED STOCK

The Company's Series C Preferred Stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company 10 days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share. The holders of preferred stock are entitled to vote with holders of common stock on an as converted basis and have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the Series C Preferred Stock.

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a 401(K) salary deferral plan ("Plan"), which is funded based on employee contributions. Terms of the Plan provide for the Company to make contributions to the Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first four percent of the eligible employee's deferred compensation contribution (as defined). The Company's contributions to the Plan were approximately $820,000 for the year ended December 31, 1999 and $0 for the six months ended December 31, 1998 and for the years ended June 30, 1998 and 1997. Prior to January 1, 1999, the employer match was optional and at the Company's discretion.

NOTE 10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment: the design, development, marketing and support of client/server enterprise resource planning applications software products.

A summary of the Company's operations by geographic area is as follows (in thousands):


                                 UNITED                                                          LATIN
                                 STATES         AUSTRALASIA       EUROPE          CANADA        AMERICA      CONSOLIDATED
                                ---------       -----------      -------         --------       -------      ------------
Year Ended June 30, 1997:

Net revenues                    $  43,383        $  7,993        $  4,426        $  3,957        $  992       $  60,751
                                =========        ========        ========        ========        ======       =========
Operating income (loss)            (5,422)            388          (1,429)            190           992          (5,281)
                                =========        ========        ========        ========        ======       =========
Identifiable assets                34,882           3,565           2,488           2,281            --          43,156
                                =========        ========        ========        ========        ======       =========

Year Ended June 30, 1998:

Net revenues                    $  71,008        $  9,560        $  8,169        $  7,232        $2,519       $  98,488
                                =========        ========        ========        ========        ======       =========
Operating income (loss)             9,721          (1,818)          1,109             (50)        2,519          11,481
                                =========        ========        ========        ========        ======       =========
Identifiable assets                51,956           5,809           4,974           5,249            --          67,988
                                =========        ========        ========        ========        ======       =========

Six Months Ended
December 31, 1998:

Net revenues                    $  46,555        $  5,528        $  5,256        $  4,864        $1,513       $  63,716
                                =========        ========        ========        ========        ======       =========
Operating income (loss)            (2,407)         (1,366)           (200)            163         1,513          (2,297)
                                =========        ========        ========        ========        ======       =========
Identifiable assets               169,925           7,892          28,929           5,531            --         212,277
                                =========        ========        ========        ========        ======       =========

Year Ended
December 31, 1999:

Net revenues                    $ 186,086        $ 11,661        $ 42,308        $ 12,545        $5,576       $ 258,176
                                =========        ========        ========        ========        ======       =========
Operating income (loss)           (45,054)            236         (13,334)          6,192           866         (51,094)
                                =========        ========        ========        ========        ======       =========
Identifiable assets               123,426           8,126          31,666           6,959            --         170,177
                                =========        ========        ========        ========        ======       =========

NOTE 11. SUBSEQUENT EVENT

On December 24, 1998, Alyn Corporation filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego. The lawsuit arose out of the licensing and sale of software by DataWorks to Alyn Corporation in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company will pay one-half of this amount by March 24, 2000 and the other half by April 3, 2000.

The Company is seeking to recover the settlement amount from its insurance carrier. Because the Company cannot reasonably predict the recoverability from its insurance carrier, the Company has accrued in its December 31, 1999 financial statements $1,800,000 representing management's best estimate of its exposure for the settlement.

NOTE 12. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected unaudited quarterly information for the Company's last four fiscal quarters. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustment) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

                                                         FISCAL 1999 QUARTER ENDED
                                          --------------------------------------------------------
                                          DECEMBER 31,   SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                          -----------    -------------     --------      ---------
         Total revenues                     $ 62,710        $ 63,205        $66,156       $66,105
                                            ========        ========        =======       =======
         Operating income (loss)            $(43,300)       $ (9,754)       $   602       $ 1,358
                                            ========        ========        =======       =======
         Net income (loss)                  $(43,405)       $ (9,698)       $   395       $ 2,075
                                            ========        ========        =======       =======
         Earnings per share - diluted       $  (1.07)       $  (0.24)       $  0.01       $  0.05
                                            ========        ========        =======       =======
         Shares outstanding - diluted         41,935          40,703         41,731        41,935

In addition to the $9,975,000 special charge (see Note 3), significant to the results of operations are reserves and write-downs totaling $7,713,000 incurred during the fourth quarter of 1999. The table below summarizes where these charges have been recognized on the statement of operations for the year ended December 31, 1999 (in thousands):

                                                                           GENERAL AND
                                                                          ADMINISTRATIVE
                                                       COST OF SALES         EXPENSE           TOTAL
                                                       -------------      --------------       ------
       Write-down of prepaid software licenses,
       capitalized software development costs, and
       other assets due to change in product focus
       and reorganization                                 $2,713              $5,000           $7,713

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 27, 2000 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 27, 2000 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 27, 2000 Annual Meeting of Stockholders entitled "Executive Compensation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report on 10-K:

             1. Financial Statements

                See Index to Consolidated Financial Statements at Item 8 on page 27 of this Report.

             2. Financial Statements

                See Index to Consolidated Financial Statements at Item 8 on page 27 of this Report.

             3. Exhibits

                               INDEX TO EXHIBITS


 Exhibit
 Number                              Description                                LOCATION
--------                             -----------                                --------
   2.1    Agreement and Plan of Reorganization and Merger dated as of June 27,      (9)
          1997 among the Company, CSI Acquisition Corp., Clientele Software,
          Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert (Schedules not
          included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.2    Agreement and Plan of Reorganization dated as of November 4, 1997 by     (11)
          and among the Company, FS Acquisition Corp., FocusSoft, Inc., John
          Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.3    Agreement and Plan of Reorganization by and among the Company, Zoo       (14)
          Acquisition Corp. and DataWorks Corporation, dated as of October 13,
          1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   3.1    Second Restated Certificate of Incorporation of the Company.              (1)

   3.2    Certificate of Amendment to Second Restated Certificate of               (10)
          Incorporation of the Company

   3.3    Certificate of Amendment to Second Restated Certificate of                (8)
          Incorporation

   3.4    Amended and Restated Bylaws of the Company, as currently in effect.       (8)

   3.6    Specimen Certificate of Common Stock.                                     (2)

   4.1    Certificate of Designation of Rights, Preferences and Privileges of       (4)
          Series A Junior Participating Preferred Stock

   4.2    Certificate of Designation of Preferences of Series B Preferred Stock     (5)

   4.3    Certificate of Designation of Preferences of Series C Preferred Stock     (6)

   10.1*  Platinum Software Corporation Incentive Stock Option, Nonqualified        (2)
          Stock Option and Restricted Stock Purchase Plan - 1990 (the "1990
          Plan").

   10.2*  Form of Incentive Option Agreement pertaining to the 1990 Plan.           (2)


 Exhibit
 Number                              Description                                LOCATION
--------                             -----------                                --------
   10.3*  Form of Nonqualified Stock Option Agreement pertaining to the 1990        (2)
          Plan.

   10.4*  Form of Restricted Share Agreement pertaining to the 1990 Plan.           (2)

   10.5   Form of Indemnification Agreement for Officers and Directors of the       (2)
          Company.

   10.6   Platinum Software Corporation Employee Stock Purchase Plan, as            (2)
          amended.

   10.10* 1993 Nonqualified Stock Option Plan                                       (3)

   10.11* Form of Nonqualified Stock Option Agreement pertaining to the 1993        (3)
          Nonqualified Stock Option Plan.

   10.12* 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted    (5)
          Stock Purchase Plan.

   10.13* Form of Non-qualified Stock Option Agreement pertaining to the 1994       (5)
          Plan.

   10.28  Stock Purchase Agreement dated September 22, 1994 between the Company     (6)
          and the Series B Preferred Stock Investors

   10.29  Registration Rights Agreement dated September 22, 1994 between the        (6)
          Company and the Series B Preferred Stock Investors

   10.30  Amendment to Stock Purchase Agreement dated May 26, 1995 between the      (6)
          Company and the Series C Preferred Stock Investors

   10.31  Amendment to Registration Rights Agreement dated May 26, 1995 between     (6)
          the Company and the Series C Preferred Stock Investors

   10.33* Employment Offer letter with L. George Klaus dated February 7, 1996.      (7)

   10.34* Restricted Stock Purchase Agreement between the Company and L. George     (7)
          Klaus dated as of February 7, 1996.

   10.35* Employment Offer letter with William L. Pieser dated February 7, 1996.    (7)

   10.36* Restricted Stock Purchase Agreement between the Company and William L.    (7)
          Pieser dated as of February 7, 1996.

   10.42* Employment Offer letter with Ken Lally dated as of April 1, 1996.         (7)

   10.43* Restricted Stock Purchase Agreement between the Company and Ken Lally     (7)
          dated as of April 10, 1996.

   10.44* 1996 Nonqualified Stock Plan and Form of Nonqualified Option             (12)
          Agreement.

   10.45  Platinum Software Corporation Clientele Incentive Stock Plan.            (12)

   10.47* 1997 Nonqualified Stock Option Plan                                      (13)

   10.48* Amended and Restated 1998 Nonqualified Stock Option Plan                 (15)

   10.49  Software Distribution License Agreement with FRx Software Corporation,   (15)
          as amended to date

   10.50* Executive Employment Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton, as amended

   10.51* Noncompetition Agreement, effective as of October 13, 1998 between the   (16)
          Company and Stuart W. Clifton

   10.52* DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")         (17)

   10.53* Forms of Incentive Stock Option and Nonstatutory Stock Option under      (17)
          the Equity Plan

   10.54* DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended      (18)

   10.55* Sublease Agreement dated November 22, 1991 between DataWorks and Titan   (17)
          Corporation ("Sublease")

   10.56  First Amendment to Sublease dated December 1, 1994                       (17)

   10.57  Lease Agreement dated January 16, 1997 between DataWorks and Whiop       (19)
          Real Estate Limited Partnership

   10.58* 1995 Stock Option Plan, as amended of Interactive (the "Interactive      (20)
          Option Plan")


 Exhibit
 Number                              Description                                LOCATION
--------                             -----------                                --------
   10.59  Form of Incentive Stock Option Plan under the Interactive Option Plan    (21)

   10.60  Warrant to purchase common stock by DataWorks to Cruttenden Roth         (21)
          Incorporated

   10.61  Lease between James S. Hekiman and William Finard, as Trustees of the    (21)
          Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991

   10.62* 1997 Nonstatutory Stock Plan of Interactive                              (22)

   10.63  Single Tenant lease between ADI Research Partners, LP and DataWorks,     (23)
          dated as of August 14, 1998

   10.64  1999 Merger Transition Stock Option Plan and Form of Nonstatutory        (24)
          Stock Option Agreement

   10.65  Trademark License Agreement between the Company and Platinum             (24)
          Technology, Inc. dated as of January 14, 1999

   10.66  Value Added Reseller Agreement with Ardent Software                      (24)

   10.67* 1999 Nonstatutory Stock Option Plan                                      (25)

   10.68  Bracknell Lease Agreement dated May 19, 1999                             (26)

   10.69* Employment Offer Letter with Richard L. Roll dated November 16, 1999

   10.70* Nonstatutory Stock Option Agreement with Richard L. Roll dated
          November 16, 1999

   10.71* Nonstatutory Stock Option Agreement with Richard L. Roll dated
          November 16, 1999

   21.1   Subsidiaries of the Company

   23.1   Consent of Ernst & Young LLP

   24.1   Power of Attorney (included on the signature page of this Annual
          Report on Form 10-K)

   27.1   Financial Data Schedule

------------
  *   Management contract or compensatory plan or arrangement.

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

(21) Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(22) Incorporated by reference to the referenced exhibit to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(23) Incorporated by reference to the referenced exhibit to the Company's Transition Report on Form 10-K for the six months ended December 31, 1998.

(24) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(25) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8, Registration No. 333-85105.

(26) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


      (b) Reports on Form 8-K.

          The Company filed a current report on Form 8-K dated April 26, 1999 to report under Item 5, "Other Events", the Company's results for the quarter ended March 31, 1999. In addition, the Company filed a current report on Form 8-K dated July 7, 1999 to report under Item 5, "Other Events" the Company's preliminary financial results for the quarter ended June 30, 1999. The Company also filed a current report on Form 8-K, dated July 29, 1999 to report under Item 5 "Other Events" the Company's financial results for the quarter ended June 30, 1999. The Company also filed a current report on Form 8-K dated October 21, 1999 to report under Item 5, "Other Events" the Company's financial results for the quarter ended September 30, 1999. In addition, the Company filed a current report on Form 8-K dated December 31, 1999 to report under Item 5, "Other Events" the Company's preliminary financial results for the quarter and year ended December 31, 1999 as well as a workforce reduction.

           (c) Exhibits.

           The exhibits required by this Item are listed under Item 14(a).

           (d) Financial Statement Schedules

           The financial statement schedules required by this Item are listed under Item 14(a).

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Platinum, Clientele, and SeQueL to Platinum. Clientele is a registered trademark of the Company. Platinum and SeQueL to Platinum are registered trademarks of PLATINUM technology International, inc. All other product names are trademarks or registered trademarks of their respective companies.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Epicor Software Corporation


We have audited the consolidated financial statements of Epicor Software Corporation as of December 31, 1999 and 1998 and June 30, 1998 and for the year ended December 31, 1999, the six months ended December 31, 1998, and for each of the two years in the period ended June 30, 1998, and have issued our report thereon dated February 2, 2000, except for Note 11, as to which the date is March 22, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ ERNST & YOUNG LLP


Orange County, California
February 2, 2000, except for Note 11,
as to which the date is March 22, 2000

                           EPICOR SOFTWARE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                   BALANCE AT                                                       BALANCE
                                                  BEGINNING OF    PROVISION FOR      AMOUNTS                         AT END
                                                      YEAR           BAD DEBT       WRITTEN OFF        OTHER        OF YEAR
                                                  ------------    -------------     -----------       -------       --------
For the Year Ended June 30, 1997                    $ 9,123          $ 2,095          $(4,955)        $     --       $ 6,263
                                                    =======          =======          =======         ========       =======

For the Year Ended June 30, 1998                    $ 6,263          $ 1,561          $(2,665)        $     --       $ 5,159
                                                    =======          =======          =======         ========       =======

For the Six Months Ended December 31, 1998          $ 5,159          $ 1,263          $(2,573)        $  7,946(A)    $11,795
                                                    =======          =======          =======         ========       =======

For the Year Ended December 31, 1999                $11,795          $14,412          $(9,107)        $     --       $17,100
                                                    =======          =======          =======         ========       =======

---------------
(A) Amounts acquired from the DataWorks Merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 24, 2000.


                                             EPICOR SOFTWARE CORPORATION


                                             By: /s/ L. George Klaus
                                                 -------------------------------
                                                     L. George Klaus
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                POWER OF ATTORNEY

         We, the undersigned directors and officers of Epicor Software Corporation, do hereby constitute and appoint L. George Klaus our true and lawful attorney and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

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


       SIGNATURE                                TITLE                                    DATE
       ---------                                -----                                    ----
/s/ L. George Klaus              Chairman of the Board and Chief Executive           March 24, 2000
------------------------------   Officer (Principal Executive Officer)
    L. George Klaus


/s/ Lee Kim                      Vice President and Chief Financial Officer          March 24, 2000
------------------------------   (Principal Financial and Accounting Officer)
    Lee Kim


/s/ L. John Doerr                Director                                            March 24, 2000
------------------------------
    L. John Doerr


/s/ Arthur J. Marks              Director                                            March 24, 2000
------------------------------
    Arthur J. Marks


/s/ Donald R. Dixon              Director                                            March 24, 2000
------------------------------
    Donald R. Dixon


/s/ Thomas F. Kelly              Director                                            March 24, 2000
------------------------------
    Thomas F. Kelly

                                 EXHIBIT INDEX

 Exhibit
 Number                              Description                                Location
--------                             -----------                                --------
   2.1    Agreement and Plan of Reorganization and Merger dated as of June 27,      (9)
          1997 among the Company, CSI Acquisition Corp., Clientele Software,
          Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert (Schedules not
          included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.2    Agreement and Plan of Reorganization dated as of November 4, 1997 by     (11)
          and among the Company, FS Acquisition Corp., FocusSoft, Inc., John
          Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.3    Agreement and Plan of Reorganization by and among the Company, Zoo       (14)
          Acquisition Corp. and DataWorks Corporation, dated as of October 13,
          1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   3.1    Second Restated Certificate of Incorporation of the Company.              (1)

   3.2    Certificate of Amendment to Second Restated Certificate of               (10)
          Incorporation of the Company

   3.3    Certificate of Amendment to Second Restated Certificate of                (8)
          Incorporation

   3.4    Amended and Restated Bylaws of the Company, as currently in effect.       (8)

   3.6    Specimen Certificate of Common Stock.                                     (2)

   4.1    Certificate of Designation of Rights, Preferences and Privileges of       (4)
          Series A Junior Participating Preferred Stock

   4.2    Certificate of Designation of Preferences of Series B Preferred Stock     (5)

   4.3    Certificate of Designation of Preferences of Series C Preferred Stock     (6)

   10.1*  Platinum Software Corporation Incentive Stock Option, Nonqualified        (2)
          Stock Option and Restricted Stock Purchase Plan - 1990 (the "1990
          Plan").

   10.2*  Form of Incentive Option Agreement pertaining to the 1990 Plan.           (2)

   10.3*  Form of Nonqualified Stock Option Agreement pertaining to the 1990        (2)
          Plan.

   10.4*  Form of Restricted Share Agreement pertaining to the 1990 Plan.           (2)

   10.5   Form of Indemnification Agreement for Officers and Directors of the       (2)
          Company.

   10.6   Platinum Software Corporation Employee Stock Purchase Plan, as            (2)
          amended.

   10.10* 1993 Nonqualified Stock Option Plan                                       (3)



 Exhibit
 Number                              Description                                Location
--------                             -----------                                --------
   10.11* Form of Nonqualified Stock Option Agreement pertaining to the 1993        (3)
          Nonqualified Stock Option Plan.

   10.12* 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted    (5)
          Stock Purchase Plan.

   10.13* Form of Non-qualified Stock Option Agreement pertaining to the 1994       (5)
          Plan.

   10.28  Stock Purchase Agreement dated September 22, 1994 between the Company     (6)
          and the Series B Preferred Stock Investors

   10.29  Registration Rights Agreement dated September 22, 1994 between the        (6)
          Company and the Series B Preferred Stock Investors

   10.30  Amendment to Stock Purchase Agreement dated May 26, 1995 between the      (6)
          Company and the Series C Preferred Stock Investors

   10.31  Amendment to Registration Rights Agreement dated May 26, 1995 between     (6)
          the Company and the Series C Preferred Stock Investors

   10.33* Employment Offer letter with L. George Klaus dated February 7, 1996.      (7)

   10.34* Restricted Stock Purchase Agreement between the Company and L. George     (7)
          Klaus dated as of February 7, 1996.

   10.35* Employment Offer letter with William L. Pieser dated February 7, 1996.    (7)

   10.36* Restricted Stock Purchase Agreement between the Company and William L.    (7)
          Pieser dated as of February 7, 1996.

   10.42* Employment Offer letter with Ken Lally dated as of April 1, 1996.         (7)

   10.43* Restricted Stock Purchase Agreement between the Company and Ken Lally     (7)
          dated as of April 10, 1996.

   10.44* 1996 Nonqualified Stock Plan and Form of Nonqualified Option             (12)
          Agreement.

   10.45  Platinum Software Corporation Clientele Incentive Stock Plan.            (12)

   10.47* 1997 Nonqualified Stock Option Plan                                      (13)

   10.48* Amended and Restated 1998 Nonqualified Stock Option Plan                 (15)

   10.49  Software Distribution License Agreement with FRx Software Corporation,   (15)
          as amended to date

   10.50* Executive Employment Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton, as amended

   10.51* Noncompetition Agreement, effective as of October 13, 1998 between the   (16)
          Company and Stuart W. Clifton



 Exhibit
 Number                              Description                                LOCATION
--------                             -----------                                --------
   10.52* DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")         (17)

   10.53* Forms of Incentive Stock Option and Nonstatutory Stock Option under      (17)
          the Equity Plan

   10.54* DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended      (18)

   10.55* Sublease Agreement dated November 22, 1991 between DataWorks and Titan   (17)
          Corporation ("Sublease")

   10.56  First Amendment to Sublease dated December 1, 1994                       (17)

   10.57  Lease Agreement dated January 16, 1997 between DataWorks and Whiop       (19)
          Real Estate Limited Partnership

   10.58* 1995 Stock Option Plan, as amended of Interactive (the "Interactive      (20)
          Option Plan")

   10.59  Form of Incentive Stock Option Plan under the Interactive Option Plan    (21)

   10.60  Warrant to purchase common stock by DataWorks to Cruttenden Roth         (21)
          Incorporated

   10.61  Lease between James S. Hekiman and William Finard, as Trustees of the    (21)
          Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991

   10.62* 1997 Nonstatutory Stock Plan of Interactive                              (22)

   10.63  Single Tenant lease between ADI Research Partners, LP and DataWorks,     (23)
          dated as of August 14, 1998

   10.64  1999 Merger Transition Stock Option Plan and Form of Nonstatutory        (24)
          Stock Option Agreement

   10.65  Trademark License Agreement between the Company and Platinum             (24)
          Technology, Inc. dated as of January 14, 1999

   10.66  Value Added Reseller Agreement with Ardent Software                      (24)

   10.67* 1999 Nonstatutory Stock Option Plan                                      (25)

   10.68  Bracknell Lease Agreement dated May 19, 1999                             (26)

   10.69* Employment Offer Letter with Richard L. Roll dated November 16, 1999

   10.70* Nonstatutory Stock Option Agreement with Richard L. Roll dated
          November 16, 1999

   10.71* Nonstatutory Stock Option Agreement with Richard L. Roll dated
          November 16, 1999

   21.1   Subsidiaries of the Company

   23.1   Consent of Ernst & Young LLP

   24.1   Power of Attorney (included on the signature page of this Annual
          Report on Form 10-K)

   27.1   Financial Data Schedule

------------
  *   Management contract or compensatory plan or arrangement.

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

(21) Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(22) Incorporated by reference to the referenced exhibit to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(23) Incorporated by reference to the referenced exhibit to the Company's Transition Report on Form 10-K for the six months ended December 31, 1998.

(24) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(25) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8, Registration No. 333-85105.

(26) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.