Form 10-K/A
period 1999-12-31
EPICOR SOFTWARE CORP
filed 2000-03-31
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-20740


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

Securities registered pursuant to Section 12(g)
of the Act:                                                Common Stock, par
                                                           value $.001 per share
                                                           (Title of Class)



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

Epicor Software Corporation (the "Company") is filing this Amendment on Form 10-K/A to correct two points, one in Part I, Item 8, Financial Statements and Supplementary Data regarding Note 1 to the Consolidated Financial Statements and one in Part IV, Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

In Note 1 to the Company's Consolidated Financial Statements, under the heading "Net Income (Loss) per Share" there was a typographical error for the line items "Net Income (loss) per share - basic" and "Net Income (loss) per share - diluted" for the year ended June 30, 1998. The Net Income (loss) per share - basic was reported as ($.56) and the Net Income (loss) per share - diluted was reported as ($.45) when such numbers should have been $.56 and $.45, respectively. Set forth below is a corrected table for Net Income (Loss) Per
Share:

                                     PART I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The section entitled "Net Income (Loss) per Share" in Note 1 to the Consolidated Financial Statements is hereby amended to read as follows:

"NET INCOME (LOSS) PER SHARE

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

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                 Year Ended      Six Months Ended
                                                December 31,       December 31,       Year Ended June 30,
                                                ------------     ----------------   ----------------------
                                                    1999               1998           1998          1997
                                                ------------     ----------------   --------      --------
Numerator:
   Net income (loss) - numerator for basic
   and diluted net income (loss) per share        $(50,633)          $ (2,056)      $ 13,347      $ (4,408)

Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares              40,605             28,373         23,956        21,758

Effect of dilutive securities:
   Employee stock options                               --                 --          1,942            --
   Preferred stock                                      --                 --          3,818            --
                                                  --------           --------       --------      --------
   Dilutive potential common shares                     --                 --          5,760            --
                                                  --------           --------       --------      --------

   Denominator for diluted net income (loss)
   per share                                        40,605             28,373         29,716        21,758
                                                  ========           ========       ========      ========

Net income (loss) per share - basic               $  (1.25)          $  (0.07)      $    .56      $   (.20)

Net income (loss) per share - diluted             $  (1.25)          $  (0.07)      $    .45      $   (.20)"

All other parts of Item 8 remain unchanged.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company also is filing as part of this Amendment Exhibit 3.3, Certificate of Amendment to Second Restated Certificate of Incorporation and has reflected this in the following Exhibit Index.

       "(a) The following are filed as part of this Amendment to Report on Form 10-K:

               3.  Exhibits


INDEX TO EXHIBITS

Exhibit No.                                  Description                                  LOCATION
-----------                                  -----------                                  --------

   2.1        Agreement and Plan of Reorganization and Merger dated as of June               (9)
              27, 1997 among the Company, CSI Acquisition Corp., Clientele
              Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert
              (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.2        Agreement and Plan of Reorganization dated as of November 4, 1997             (11)
              by and among the Company, FS Acquisition Corp., FocusSoft, Inc.,
              John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not
              included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.3        Agreement and Plan of Reorganization by and among the Company, Zoo            (14)
              Acquisition Corp. and DataWorks Corporation, dated as of October
              13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   3.1        Second Restated Certificate of Incorporation of the Company.                   (1)

   3.2        Certificate of Amendment to Second Restated Certificate of                    (10)
              Incorporation of the Company

   3.3        Certificate of Amendment to Second Restated Certificate of
              Incorporation (filed herewith)

   3.4        Amended and Restated Bylaws of the Company, as currently in effect.            (8)

   3.6        Specimen Certificate of Common Stock.                                          (2)

   4.1        Certificate of Designation of Rights, Preferences and Privileges               (4)
              of Series A Junior Participating Preferred Stock

   4.2        Certificate of Designation of Preferences of Series B Preferred                (5)
              Stock

   4.3        Certificate of Designation of Preferences of Series C Preferred                (6)
              Stock

  10.1*       Platinum Software Corporation Incentive Stock Option, Nonqualified             (2)
              Stock Option and Restricted Stock Purchase Plan - 1990 (the "1990
              Plan").

  10.2*       Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)

  10.3*       Form of Nonqualified Stock Option Agreement pertaining to the 1990             (2)
              Plan.

  10.4*       Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)

  10.5        Form of Indemnification Agreement for Officers and Directors of                (2)
              the Company.

  10.6        Platinum Software Corporation Employee Stock Purchase Plan, as                 (2)
              amended.

  10.10*      1993 Nonqualified Stock Option Plan                                            (3)

  10.11*      Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
              Nonqualified Stock Option Plan.

  10.12*      1994 Incentive Stock Option, Non-qualified Stock Option and                    (5)
              Restricted Stock Purchase Plan.

  10.13*      Form of Non-qualified Stock Option Agreement pertaining to the                 (5)
              1994 Plan.

  10.28       Stock Purchase Agreement dated September 22, 1994 between the                  (6)
              Company and the Series B Preferred Stock Investors

  10.29       Registration Rights Agreement dated September 22, 1994 between the             (6)
              Company and the Series B Preferred Stock Investors

  10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between               (6)
              the Company and the Series C Preferred Stock Investors

  10.31       Amendment to Registration Rights Agreement dated May 26, 1995                  (6)
              between the Company and the Series C Preferred Stock Investors

  10.33*      Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)


  10.34*      Restricted Stock Purchase Agreement between the Company and L.                 (7)
              George Klaus dated as of February 7, 1996.

  10.35*      Employment Offer letter with William L. Pieser dated February 7,               (7)
              1996.

  10.36*      Restricted Stock Purchase Agreement between the Company and                    (7)
              William L. Pieser dated as of February 7, 1996.

  10.42*      Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)

  10.43*      Restricted Stock Purchase Agreement between the Company and Ken                (7)
              Lally dated as of April 10, 1996.

  10.44*      1996 Nonqualified Stock Plan and Form of Nonqualified Option                  (12)
              Agreement.

  10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)

  10.47*      1997 Nonqualified Stock Option Plan                                           (13)

  10.48*      Amended and Restated 1998 Nonqualified Stock Option Plan                      (15)

  10.49       Software Distribution License Agreement with FRx Software                     (15)
              Corporation, as amended to date

  10.50* Executive Employment Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton, as amended

  10.51*      Noncompetition Agreement, effective as of October 13, 1998 between            (16)
              the Company and Stuart W. Clifton

  10.52*      DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")              (17)

  10.53*      Forms of Incentive Stock Option and Nonstatutory Stock Option                 (17)
              under the Equity Plan

  10.54*      DataWorks 1995 Non-Employee Directors Stock Option Plan, as                   (18)
              amended

  10.55*      Sublease Agreement dated November 22, 1991 between DataWorks and              (17)
              Titan Corporation ("Sublease")

  10.56       First Amendment to Sublease dated December 1, 1994                            (17)

  10.57       Lease Agreement dated January 16, 1997 between DataWorks and Whiop            (19)
              Real Estate Limited Partnership

  10.58*      1995 Stock Option Plan, as amended of Interactive (the                        (20)
              "Interactive Option Plan")

  10.59       Form of Incentive Stock Option Plan under the Interactive Option              (21)
              Plan

  10.60       Warrant to purchase common stock by DataWorks to Cruttenden Roth              (21)
              Incorporated

  10.61       Lease between James S. Hekiman and William Finard, as Trustees of             (21)
              the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23,
              1991

  10.62*      1997 Nonstatutory Stock Plan of Interactive                                   (22)

  10.63       Single Tenant lease between ADI Research Partners, LP and                     (23)
              DataWorks, dated as of August 14, 1998

  10.64       1999 Merger Transition Stock Option Plan and Form of Nonstatutory             (24)
              Stock Option Agreement

  10.65       Trademark License Agreement between the Company and Platinum                  (24)
              Technology, Inc. dated as of January 14, 1999

  10.66       Value Added Reseller Agreement with Ardent Software                           (24)

  10.67*      1999 Nonstatutory Stock Option Plan                                           (25)

  10.68       Bracknell Lease Agreement dated May 19, 1999                                  (26)

  10.69*      Employment Offer Letter with Richard L. Roll dated November 16, 1999          (27)

  10.70*      Nonstatutory Stock Option Agreement with Richard L. Roll dated                (27)
              November 16, 1999

  10.71*      Nonstatutory Stock Option Agreement with Richard L. Roll dated                (27)
              November 16, 1999

  21.1        Subsidiaries of the Company                                                   (27)

  23.1        Consent of Ernst & Young LLP                                                  (27)

  24.1        Power of Attorney (included on the signature page of this Annual              (27)
              Report on Form 10-K)

  27.1        Financial Data Schedule                                                       (27)

----------

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

(27) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999."


All other parts of Item 14 remain unchanged.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2000.


                                             EPICOR SOFTWARE CORPORATION


                                             By: /s/ L. George Klaus
                                                 -------------------------------
                                                 L. George Klaus
                                                 Chairman of the Board and
                                                 Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                  TITLE                          DATE
           ---------                                  -----                          ----

                                        Chairman of the Board and Chief
/s/ L. George Klaus                     Executive Officer (Principal
---------------------------------       Executive Officer)                      March 29, 2000
L. George Klaus

                                        Vice President and Chief Financial
/s/ Lee Kim*                            Officer (Principal Financial and
---------------------------------       Accounting Officer)                     March 29, 2000
Lee Kim

/s/ L. John Doerr*                      Director                                March 29, 2000
---------------------------------
L. John Doerr

/s/ Arthur J. Marks*                    Director                                March 29, 2000
---------------------------------
Arthur J. Marks

/s/ Donald R. Dixon*                    Director                                March 29, 2000
---------------------------------
Donald R. Dixon

/s/ Thomas F. Kelly*                    Director                                March 29, 2000
---------------------------------
Thomas F. Kelly

*By: /s/ L. George Klaus
    -----------------------------
L. George Klaus, Attorney-in-fact

                               INDEX TO EXHIBITS

Exhibit No.                                  Description                                  LOCATION
-----------                                  -----------                                  --------

   2.1        Agreement and Plan of Reorganization and Merger dated as of June               (9)
              27, 1997 among the Company, CSI Acquisition Corp., Clientele
              Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert
              (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.2        Agreement and Plan of Reorganization dated as of November 4, 1997             (11)
              by and among the Company, FS Acquisition Corp., FocusSoft, Inc.,
              John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not
              included pursuant to Rule 601(b)(2) of Reg. S-K)

   2.3        Agreement and Plan of Reorganization by and among the Company, Zoo            (14)
              Acquisition Corp. and DataWorks Corporation, dated as of October
              13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

   3.1        Second Restated Certificate of Incorporation of the Company.                   (1)

   3.2        Certificate of Amendment to Second Restated Certificate of                    (10)
              Incorporation of the Company

   3.3        Certificate of Amendment to Second Restated Certificate of
              Incorporation (filed herewith)

   3.4        Amended and Restated Bylaws of the Company, as currently in effect.            (8)

   3.6        Specimen Certificate of Common Stock.                                          (2)

   4.1        Certificate of Designation of Rights, Preferences and Privileges               (4)
              of Series A Junior Participating Preferred Stock

   4.2        Certificate of Designation of Preferences of Series B Preferred                (5)
              Stock

   4.3        Certificate of Designation of Preferences of Series C Preferred                (6)
              Stock

  10.1*       Platinum Software Corporation Incentive Stock Option, Nonqualified             (2)
              Stock Option and Restricted Stock Purchase Plan - 1990 (the "1990
              Plan").

  10.2*       Form of Incentive Option Agreement pertaining to the 1990 Plan.                (2)

  10.3*       Form of Nonqualified Stock Option Agreement pertaining to the 1990             (2)
              Plan.

  10.4*       Form of Restricted Share Agreement pertaining to the 1990 Plan.                (2)

  10.5        Form of Indemnification Agreement for Officers and Directors of                (2)
              the Company.

  10.6        Platinum Software Corporation Employee Stock Purchase Plan, as                 (2)
              amended.

  10.10*      1993 Nonqualified Stock Option Plan                                            (3)

  10.11*      Form of Nonqualified Stock Option Agreement pertaining to the 1993             (3)
              Nonqualified Stock Option Plan.

  10.12*      1994 Incentive Stock Option, Non-qualified Stock Option and                    (5)
              Restricted Stock Purchase Plan.

  10.13*      Form of Non-qualified Stock Option Agreement pertaining to the                 (5)
              1994 Plan.

  10.28       Stock Purchase Agreement dated September 22, 1994 between the                  (6)
              Company and the Series B Preferred Stock Investors

  10.29       Registration Rights Agreement dated September 22, 1994 between the             (6)
              Company and the Series B Preferred Stock Investors

  10.30       Amendment to Stock Purchase Agreement dated May 26, 1995 between               (6)
              the Company and the Series C Preferred Stock Investors

  10.31       Amendment to Registration Rights Agreement dated May 26, 1995                  (6)
              between the Company and the Series C Preferred Stock Investors

  10.33*      Employment Offer letter with L. George Klaus dated February 7, 1996.           (7)


  10.34*      Restricted Stock Purchase Agreement between the Company and L.                 (7)
              George Klaus dated as of February 7, 1996.

  10.35*      Employment Offer letter with William L. Pieser dated February 7,               (7)
              1996.

  10.36*      Restricted Stock Purchase Agreement between the Company and                    (7)
              William L. Pieser dated as of February 7, 1996.

  10.42*      Employment Offer letter with Ken Lally dated as of April 1, 1996.              (7)

  10.43*      Restricted Stock Purchase Agreement between the Company and Ken                (7)
              Lally dated as of April 10, 1996.

  10.44*      1996 Nonqualified Stock Plan and Form of Nonqualified Option                  (12)
              Agreement.

  10.45       Platinum Software Corporation Clientele Incentive Stock Plan.                 (12)

  10.47*      1997 Nonqualified Stock Option Plan                                           (13)

  10.48*      Amended and Restated 1998 Nonqualified Stock Option Plan                      (15)

  10.49       Software Distribution License Agreement with FRx Software                     (15)
              Corporation, as amended to date

  10.50* Executive Employment Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton, as amended

  10.51*      Noncompetition Agreement, effective as of October 13, 1998 between            (16)
              the Company and Stuart W. Clifton

  10.52*      DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")              (17)

  10.53*      Forms of Incentive Stock Option and Nonstatutory Stock Option                 (17)
              under the Equity Plan

  10.54*      DataWorks 1995 Non-Employee Directors Stock Option Plan, as                   (18)
              amended

  10.55*      Sublease Agreement dated November 22, 1991 between DataWorks and              (17)
              Titan Corporation ("Sublease")

  10.56       First Amendment to Sublease dated December 1, 1994                            (17)

  10.57       Lease Agreement dated January 16, 1997 between DataWorks and Whiop            (19)
              Real Estate Limited Partnership

  10.58*      1995 Stock Option Plan, as amended of Interactive (the                        (20)
              "Interactive Option Plan")

  10.59       Form of Incentive Stock Option Plan under the Interactive Option              (21)
              Plan

  10.60       Warrant to purchase common stock by DataWorks to Cruttenden Roth              (21)
              Incorporated

  10.61       Lease between James S. Hekiman and William Finard, as Trustees of             (21)
              the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23,
              1991

  10.62*      1997 Nonstatutory Stock Plan of Interactive                                   (22)

  10.63       Single Tenant lease between ADI Research Partners, LP and                     (23)
              DataWorks, dated as of August 14, 1998

  10.64       1999 Merger Transition Stock Option Plan and Form of Nonstatutory             (24)
              Stock Option Agreement

  10.65       Trademark License Agreement between the Company and Platinum                  (24)
              Technology, Inc. dated as of January 14, 1999

  10.66       Value Added Reseller Agreement with Ardent Software                           (24)

  10.67*      1999 Nonstatutory Stock Option Plan                                           (25)

  10.68       Bracknell Lease Agreement dated May 19, 1999                                  (26)

  10.69*      Employment Offer Letter with Richard L. Roll dated November 16, 1999          (27)

  10.70*      Nonstatutory Stock Option Agreement with Richard L. Roll dated                (27)
              November 16, 1999

  10.71*      Nonstatutory Stock Option Agreement with Richard L. Roll dated                (27)
              November 16, 1999

  21.1        Subsidiaries of the Company                                                   (27)

  23.1        Consent of Ernst & Young LLP                                                  (27)

  24.1        Power of Attorney (included on the signature page of this Annual              (27)
              Report on Form 10-K)

  27.1        Financial Data Schedule                                                       (27)

----------

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

(27) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.