Form 10-Q
period 2000-03-31
EPICOR SOFTWARE CORP
filed 2000-05-15
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     --------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    As of May 8, 2000, there were 41,486,399 shares of common stock outstanding.

                                 FORM 10-Q INDEX


                                                                                                    Page
                                                                                                    ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
              and December 31, 1999                                                                   3

              Condensed Consolidated Statements of Operations (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                                    4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2000 and 1999                                                    5

              Notes to Unaudited Condensed Consolidated Financial Statements                          6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                           9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                               18


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                       20

Item 6.       Exhibits and Reports on Form 8-K                                                        20

SIGNATURE                                                                                             21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          MARCH 31,         DECEMBER 31,
                                                                            2000                 1999
                                                                            ----                 ----
ASSETS                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                               $  13,255           $  18,221
  Short-term investments                                                      3,447              12,154
  Accounts receivable, net                                                   77,871              75,263
  Prepaid expenses and other                                                 11,042               8,984
                                                                          ---------           ---------
     Total current assets                                                   105,615             114,622

Property and equipment, net                                                  15,992              16,650
Software development costs, net                                              10,983               9,083
Intangible assets, net                                                       24,046              25,668
Other assets                                                                  3,753               4,154
                                                                          ---------           ---------
                 Total assets                                             $ 160,389           $ 170,177
                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $  12,416           $  14,591
  Accrued expenses                                                           29,946              32,801
  Accrued merger and restructuring costs                                      8,281              11,562
  Deferred revenue                                                           42,409              39,017
                                                                          ---------           ---------
     Total current liabilities                                               93,052              97,971

Long-term liabilities                                                           362                 400

Stockholders' equity:
  Preferred stock                                                             7,501               7,501
  Common stock                                                                   42                  41
  Additional paid-in capital                                                240,920             237,536
  Less: notes receivable related to issuance of restricted stock            (10,114)            (11,269)
  Accumulated other comprehensive loss                                       (2,080)             (1,590)
  Accumulated deficit                                                      (169,294)           (160,413)
                                                                          ---------           ---------
     Total stockholders' equity                                              66,975              71,806
                                                                          ---------           ---------
                 Total liabilities and stockholders'equity                $ 160,389           $ 170,177
                                                                          =========           =========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)



                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                2000                  1999
                                              -------               --------
Revenues:
   License fees                               $ 20,645              $ 25,638
   Services                                     34,866                38,702
   Other                                         1,100                 1,765
                                              --------              --------
     Total revenues                             56,611                66,105

Cost of revenues                                27,487                28,004
                                              --------              --------

Gross profit                                    29,124                38,101

Operating expenses:
   Sales and marketing                          20,685                20,645
   Software development                          5,746                 5,559
   General and administrative                   11,974                10,539
                                              --------              --------
     Total operating expenses                   38,405                36,743
                                              --------              --------

Income (loss) from operations                   (9,281)                1,358
Other income, net                                  400                 1,083
                                              --------              --------

Income (loss) before income taxes               (8,881)                2,441
Provision for income taxes                           -                   366
                                              --------              --------

Net income (loss)                             $ (8,881)             $  2,075
                                              ========              ========

Net income (loss) per share - basic           $  (0.22)             $   0.05
Net income (loss) per share - diluted         $  (0.22)             $   0.05

Common shares outstanding - basic               41,262                40,433
Common shares outstanding - diluted             41,262                41,935


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                2000                  1999
                                                                              --------              --------
OPERATING ACTIVITIES
Net income (loss)                                                             $ (8,881)             $  2,075
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                                4,389                 4,072
    Provision for doubtful accounts                                              2,053                     -
    Changes in operating assets and liabilities:
         Accounts receivable                                                    (4,583)                5,726
         Prepaid expenses and other current assets                              (2,058)                1,466
         Accounts payable                                                       (2,175)               (3,449)
         Accrued expenses                                                       (2,851)               (4,364)
         Accrued merger and restructuring costs                                 (3,281)               (5,176)
         Deferred revenue                                                        3,392                (3,523)
                                                                              --------              --------
Net cash used in operating activities                                          (13,995)               (3,173)

INVESTING ACTIVITIES
Purchases of property and equipment                                             (1,624)               (2,444)
Purchases of short-term investments                                                  -               (15,000)
Proceeds from sale or maturity of short-term investments                         8,707                15,639
Additions to capitalized software costs                                         (2,619)               (1,598)
Proceeds from notes receivable from related party                                1,155                     -
Other                                                                              285                  (198)
                                                                              --------              --------
Net cash provided by (used in) investing activities                              5,904                (3,601)

FINANCING ACTIVITIES
Exercise of common stock options                                                 2,220                 1,280
Common stock issued under the Employee Stock Purchase Plan                       1,165                   423
Payments of long-term liabilities                                                  (38)                 (231)
                                                                              --------              --------
Net cash provided by financing activities                                        3,347                 1,472

Effect of exchange rate on cash                                                   (222)                  559
                                                                              --------              --------
Net decrease in cash and cash equivalents                                       (4,966)               (4,743)
Cash and cash equivalents at beginning of period                                18,221                22,175
                                                                              --------              --------
Cash and cash equivalents at end of period                                    $ 13,255              $ 17,432
                                                                              ========              ========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations which may be reported for any other interim period or for the entire year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                              2000            1999
                                            -------         -------
Net income (loss)                           $(8,881)        $ 2,075
Unrealized gains (losses) on foreign
   currency translation adjustments            (490)            423
                                            -------         -------

  Total comprehensive income (loss)         $(9,371)        $ 2,498
                                            =======         =======


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2000, employee stock options and preferred stock were not considered in calculating basic and diluted net loss per common share since their effect would be anti-dilutive.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                      2000             1999
                                                    --------         --------
Numerator:
   Net income (loss) - numerator for basic
   and diluted net income (loss) per share          $ (8,881)        $  2,075

Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares                41,262           40,433

Effect of dilutive securities:
   Employee stock options                                  -              549
   Preferred stock                                         -              953
                                                    --------         --------
   Dilutive potential common shares                        -            1,502
                                                    --------         --------

   Denominator for diluted net income (loss)
   per share                                          41,262           41,935
                                                    ========         ========

Net income (loss) per share - basic                 $  (0.22)        $   0.05

Net income (loss) per share - diluted               $  (0.22)        $   0.05


SOFTWARE REVENUE RECOGNITION

In December 1998, the Accounting Standards Board issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The SOP addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company complied with the requirements of this SOP as they became effective.

ACQUISITIONS

On December 31, 1998, the Company acquired DataWorks Corporation ("DataWorks"), a publicly traded provider of enterprise resource planning software based in San Diego, California. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of common stock of DataWorks. In addition, options and warrants to acquire DataWorks common stock were converted as a result of the acquisition into equivalent options and warrants for the Company's common stock. The acquisition was accounted for as a purchase for financial reporting purposes and the results of operations of DataWorks are included with the results of the Company's operations beginning January 1, 1999.

In connection with the acquisition of DataWorks, Impresa for MRO, a division of DataWorks, was initially accounted for as an asset held for sale. On April 1, 1999, the Company discontinued attempts to actively sell the Impresa for MRO division and, accordingly, the results of operations of the division, which are not material, are included in the results of the Company's operations beginning April 1, 1999.

On April 1, 1999, the Company acquired the remaining 80.1% interest which it did not already own in Evosoft DataWorks Software GmbH ("Evosoft") for approximately $0.7 million in cash. The original 19.9% investment was made in January 1998. Evosoft, located in Nuremberg, Germany, primarily markets, distributes and supports the Avante and Platinum ERA product lines in Germany. The excess costs over fair market value of the net assets purchased has been allocated to developed technology and assembled workforce and is being amortized over five years. The acquisition was accounted for as a purchase for financial reporting purposes and the results of operations of Evosoft, which are not material, are included in the results of the Company's operations subsequent to April 1, 1999.

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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):


                                                           Balance at                   Balance at
                                                          December 31,      Cash         March 31,
                                                              1999        Payments         2000
                                                              ----        --------         ----
          Separation costs for  terminated
            employees and contractors                         2,005        (1,647)           358
          Facilities closing and downsizing                   4,712          (692)         4,020
          Remaining restructuring accrual
           from prior periods - 1998, 1997 and 1996           1,185          (104)         1,081
                                                             ------        ------         ------

          Accrued restructuring costs                         7,902        (2,443)         5,459

          Accrued merger costs                                3,660          (838)         2,822
                                                             ------        ------         ------

          Total accrued merger and restructuring costs       11,562        (3,281)         8,281
                                                             ======        ======         ======

As of March 31, 2000, substantially all employee terminations as a result of the Company's 1999 restructuring have taken place. The Company expects all related severance payments to be made by December 31, 2000.

CONTINGENCIES

On December 24, 1998, Alyn Corporation ("Alyn") filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego, Alyn Corporation v. DataWorks, David Roper, Daniel Horter and Mike White. The lawsuit arises out of the licensing and sale of software by DataWorks to Alyn in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company accrued $1,800,000 for the liability arising out of the settlement which was reflected in its 1999 financial statements. The Company paid one-half of the settlement amount on March 23, 2000 and the other half on April 3, 2000. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not been determined at the present time.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint is pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to miscellaneous other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):


                                                     Balance at                      Balance at
                                                    December 31,      Cash            March 31,
                                                       1999         Payments            2000
                                                       ----         --------            ----
Separation costs for  terminated
  employees and contractors                            2,005          (1,647)             358
Facilities closing and downsizing                      4,712            (692)           4,020
Remaining restructuring accrual
  from prior periods - 1998, 1997 and 1996             1,185            (104)           1,081
                                                      ------          ------           ------

Accrued restructuring costs                            7,902          (2,443)           5,459

Accrued merger costs                                   3,660            (838)           2,822
                                                      ------          ------           ------

Total accrued merger and restructuring costs          11,562          (3,281)           8,281
                                                      ======          ======           ======


As of March 31, 2000, substantially all employee terminations as a result of the Company's 1999 restructuring have taken place. The Company expects all related severance payments to be made by December 31, 2000.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company experienced a significant reduction in operating expenses for the quarter ended March 31, 2000 compared to the quarter ended December 31, 1999 largely due to the aforementioned restructuring. See "Results of Operations - Operating Expenses."

RESULTS OF OPERATIONS

The following table summarizes certain aspects of Epicor's results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 (in millions except percentages):


                                          Three Months Ended March 31,
                                          ---------------------------
                                              2000             1999           Change $          Change %
                                          ----------       ----------       -----------       ------------
Revenues:
   License fees                               $ 20.6           $ 25.6           $ (5.0)            (19.5%)
   Services                                     34.9             38.7             (3.8)             (9.9%)
   Other                                         1.1              1.8             (0.7)            (37.7%)
                                          ----------       ----------       -----------       ------------
     Total revenues                           $ 56.6           $ 66.1           $ (9.5)            (14.4%)

As a percentage of total revenues:
   License fees                                 36.5%            38.8%
   Services                                     61.6%            58.5%
   Other                                         1.9%             2.7%
                                          -----------      -----------
     Total revenues                            100.0%           100.0%

Gross profit                                  $ 29.1           $ 38.1           $ (9.0)            (23.6%)
   As a percentage of total revenues            51.4%            57.6%

Sales and marketing expense                   $ 20.7           $ 20.6           $  0.1               1.5%
   As a percentage of total revenues            36.5%            31.2%

Software development expense                  $  5.7           $  5.6           $  0.1               3.4%
   As a percentage of total revenues            10.1%             8.4%

General and administrative expense            $ 12.0           $ 10.5           $  1.5              13.6%
   As a percentage of total revenues            21.2%            15.9%


Revenues

The overall decrease in license fee revenues in absolute dollars for the period ended March 31, 2000 as compared to the same period in 1999 is primarily due to a delay in the recovery of the enterprise software market following the transition to the Year 2000 as customers continue to postpone expenditures for enterprise systems, particularly in the manufacturing sector. The Company expects that this trend will continue at least through the second quarter of fiscal 2000. See "Certain Factors That May Impact Future Results - Forward Looking Statements." The decrease is also attributable to reduced volumes in its Avante product line as a result of the Company's decision to focus development of such on sales to current customers as opposed to sales to new customers. The mix of product license fee revenues amongst the Company's products remained fairly constant for the quarter ended March 31, 2000 compared with the same period in 1999.

Services revenues consist of fees from software maintenance, consulting, custom programming and education services. The decrease in services revenues in absolute dollars for the three month period ended March 31, 2000 as compared with the same period in 1999 is primarily due to lower consulting revenues which was caused by a decrease in the number of new implementation projects as a result of lower license revenues. Although services revenues decreased in absolute dollars, as a percentage of total revenues, services revenues increased. This is the result of an increase in maintenance services revenues due to growth of the Company's installed base of customers.

Other revenues consist primarily of third-party hardware and form sales. The decrease in other revenues in absolute dollars for the three months ended March 31, 2000 as compared with the same period in 1999 is directly related to the decrease in the license fee revenues for the Company's Avante product, since all hardware sales are directly attributable to this product line. Going forward, the Company does not anticipate an increase in hardware sales as the focus of the Avante product is on sales to existing customers as opposed to sales to new customers. See "Certain Factors That May Impact Future Results - Forward Looking Statements."

International revenues were $13.8 million and $20.1 million in the first quarter of 2000 and 1999, respectively, representing 24.4% and 30.4% of total revenues, respectively. The decrease in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2000 as compared to the same 1999 period is primarily attributable to decreased sales of the Company's Avante product. This product line was impacted by the decision to focus on sales to current users of the product as opposed to sales to new customers and the Company expects this trend to continue going forward. International revenues were also negatively impacted by the effect of the transition to the Year 2000 as described above. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues. See "Certain Factors That May Affect Future Results - Forward Looking Statements" and "Risks Associated with International Sales."

Gross Profit

The absolute dollar decrease in gross profit for the three months ended March 31, 2000 as compared to the same 1999 period is attributable to the decrease in license fee and services revenues. The reduction in gross profit as a percentage of revenues resulted from:

- The aforementioned decrease in the dollar amount of services revenue and the short term, fixed nature of the underlying service costs
- A higher proportion of total revenues from services which bear a lower gross margin than license fee revenues

Operating Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars is due to an increase in marketing costs associated with the renaming and release of the Company's e by Epicor product and to increased expenditures on demand generation activities. This increase, however, is offset by the reduction in sales personnel as a result of the previously mentioned 1999 restructuring as well as employee attrition.

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. These expenses remained fairly constant quarter over quarter in absolute dollars. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the quarter ended March 31, 2000, the Company capitalized $2.6 million of software development costs compared with $1.6 million during the same period of 1999. The increase is due largely to increased costs related to the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release.

General and administrative expenses consist primarily of cost associated with the Company's executive, financial, human resources and information services functions. The increase in absolute dollars for the three months ended March 31, 2000 compared to the same quarter of 1999 is primarily due to an increase in expense related to ongoing customer disputes as a result of changes in product direction and certain product quality and customer service issues.

All of the above operating expenses increased as a percentage of revenues for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This increase is due to the overall decrease in total revenues as previously discussed. The Company does not believe operating expenses will increase significantly in the second quarter of fiscal 2000, if at all. See "Certain Factors That May Affect Future Results - Forward Looking Statements."

Liquidity and Capital Resources

The following table summarizes Epicor's cash and cash equivalents, short-term investments, working capital and cash flows for the three months ended March 31, 2000 compared to year ended December 31, 1999 (in millions):

                                                                     March 31,      December 31,
                                                                       2000              1999
                                                                       ----              ----
       Cash and cash equivalents                                    $   13.3        $    18.2
       Short-term investments                                            3.4             12.2
       Working Capital                                                  12.6             16.7
       Net cash used in operating activities                           (14.0)            (9.7)
       Net cash provided by investing activities                         5.9              4.1
       Net cash provided by financing activities                         3.3              2.4

As of March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $16.7 million. The Company used $14.0 million in cash for operating activities during the quarter ended March 31, 2000 primarily to fund its net loss. As part of the $14.0 million in cash outlays in the quarter ended March 31, 2000 the Company paid $0.9 million in settlement of the previously discussed Alyn lawsuit, $1.0 million to fund certain strategic alliances entered into at the end of 1999 and the first quarter of 2000, and $3.3 million for severance costs, lease terminations and other costs related to the 1999, 1998, 1997 and 1996 restructurings, and costs related to the 1998 DataWorks merger. At March 31, 2000 the Company has $8.3 million in cash obligations related to lease terminations and other costs related to the restructuring plans and the 1998 DataWorks merger. The Company believes these obligations will be funded from existing cash reserves, working capital and operations.

The Company's principal investing activities for the quarter ended March 31, 2000 included net sales of short-term investments and capital expenditures to accommodate facility reorganizations and the Company's expanding information technology infrastructure. In addition, cash used in investing activities included capitalized software costs primarily related to the localization and translation of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release for foreign markets.

Financing activities for quarter ended March 31, 2000 included proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $3.4 million.

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

The Company experienced negative cash flow from operations in the quarter ended March 31, 2000 and expects this to continue through at least the second quarter of 2000. See "Certain Factors That May Impact Future Results - Forward Looking Statements." Epicor is dependent upon its ability to generate cash flow from license fees and other operating revenues, through the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, will satisfy the Company's projected short-term liquidity and other cash requirements for the next twelve months. In order to ensure an additional source for working capital requirements for the next twelve months, the Company is pursuing alternative sources of funding, such as a bank line of credit. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

Year 2000 Issues

In late 1999, the Company completed its remediation and testing of its products, internal technology systems and noninternal technology systems. Following the transition to the Year 2000, the Company has not encountered any material problems relating to Year 2000 issues, either with its products, internal systems or products of third parties. Despite the Company's prior testing and remediation efforts, the Company can provide no assurance that the Company's software products contain all necessary date code changes or that errors will not be discovered in the future. If errors are discovered in the future regarding Year 2000 problems, it is possible that such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements. Certain statements in this Quarterly Report on Form 10-Q, including statements regarding market trends, future revenue and expense levels and cash flows are forward looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 13 - 18. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including its subsequent Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

Liquidity. The Company's cash and cash equivalents and short-term investments decreased from $30.4 million at December 31, 1999 to $16.7 million at March 31, 2000, principally due to the net loss incurred during the three months ended March 31, 2000 and cash outlays for severance related to the 1999 restructuring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." There will be additional cash outlays in connection with facilities reductions and closures arising out of the 1999 restructuring. In addition, there will be further cash outlays in connection with prior restructurings and in connection with the 1998 DataWorks' merger. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company believes it has reduced operating expenses sufficiently in order to achieve positive quarterly operating cash flow sometime during fiscal year 2000. See "Certain Factors that May Affect Future Results - Forward Looking Statements." If the Company is not successful in achieving targeted revenues, targeted expenses or a positive cash flow, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other expense cutting measures. In addition, the Company is presently pursuing alternatives to raise additional cash, such as a bank line of credit and there can be no assurance that the Company will be able to secure additional funding or, if secured, on terms favorable to the Company.

Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

- The demand for the Company's products, including reduced demand related to changes in marketing focus for certain products
-    The size and timing of orders for the Company's products
- The number, timing and significance of new product announcements by the Company and its competitors
- The Company's ability to introduce and market new and enhanced versions of its products on a timely basis
-    The level of product and price competition
-    Changes in operating expenses of the Company
-    Changes in average selling prices

In addition, the Company will most likely record a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

Due to the above factors, among others, the Company's revenues will be difficult to forecast. The Company, however, will base its expense levels, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company's failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company's net income because a relatively small amount of the Company's expenses will vary with its revenues in the short run. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would likely have a material adverse effect upon the price of the Company's Common Stock.

Integration of DataWorks. On December 31, 1998, the Company acquired DataWorks Corporation. The Company is still in the process of integrating certain operations of the two companies, particularly in the areas of operating and financial systems, business processes and products. Following the acquisition, a significant number of sales representatives and certain sales management employees resigned from the Company and there can be no assurance that other employees will not resign from the Company as the integration of the two companies continues. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

-    Distracting management from the business of the Company
-    Potential incompatibility of business cultures
- Perceived and potential adverse change in client service standards, business focus, billing practices or service offerings available to clients
- Potential inability to successfully coordinate the research and development and sales and marketing efforts
- Costs and delays in implementing common systems and procedures, including financial accounting systems
- Costs and inefficiencies in delivering services to the clients of the Company
- Inability to retain and integrate key management, technical sales and customer support personnel
-    Potential conflicts in direct sales and reseller channels

Further, there is no assurance that the Company will retain and successfully integrate its key management, technical, sales and customer support personnel. Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of customers and employees. Difficulties in completing the integration of DataWorks will have a material adverse effect on the business, financial condition and results of operations of the Company.

Risks Associated with Rapid Technological Change and Product Development. The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire eBusiness software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support eBusiness, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

- Deliver eBusiness application software to facilitate eBusiness, including web enablement
-    Enhance its existing products
- Develop new products that address the increasingly sophisticated needs of its customers, particularly in the areas of eBusiness and eCommerce
-    Develop products for additional platforms

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

Fiscal 1999 Restructuring. As part of the fiscal 1999 restructuring, the Company reorganized its operations by placing the Avante, Platinum for Windows and Impresa products in their own separate divisions with profit and loss responsibility. In May 2000, the Company also divisionalized its Vista product. Each division has its own general manager and a dedicated staff of developers, consultants and support representatives. Although the divisionalization into business units was intended to improve the value proposition for customers through focused development efforts, it is possible that such divisionalization will be perceived as a negative by the Company's current and potential Avante, Platinum for Windows, Impresa and Vista customers. There can be no assurance that this operating structure will not have a material adverse affect on the sales, maintenance renewals and results of operations for the above referenced product lines.

Risks of Product Defects. Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The Company has been notified by some of its customers of errors in its Platinum ERA and Avante product lines. The inability of the Company to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

Horizontal Product Strategy. As part of its business strategy, the Company intends to expand its product offerings to include application software products that are complementary to its existing client/server ERP applications, particularly in the areas of eBusiness and eCommerce. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include the following:

- The difficulty of integrating previously distinct businesses into one business unit
-    The substantial management time devoted to such activities
-    The potential disruption of the Company's ongoing business
-    Undisclosed liabilities
- Failure to realize anticipated benefits (such as synergies and cost savings)
- Issues related to product transition (such as development, distribution and customer support)

The Company expects that the consideration it would pay in such future acquisitions would consist of stock, rights to purchase stock, cash or some combination. If the Company issues stock or rights to purchase stock in connection with these future acquisitions, earnings per share and then-existing holders of the Company's Common Stock may experience dilution.

The risks that the Company may encounter in licensing technology from third parties include the following:

- The difficulty in integrating the third party product with the Company's products
-    Undiscovered software errors in the third party product
-    Difficulties in selling the third party product
-    Difficulties in providing satisfactory support for the third party product
-    Potential infringement claims from the use of the third party product

Dependence on Distribution Channels. The Company distributes its Platinum for Windows product exclusively through third-party distributors and VARs, and distributes its e by Epicor product line (formerly named Platinum ERA) through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. The Company's agreements with its VARs and authorized consultants presently do not require such VARs and consultants to offer exclusively or recommend the Company's products, and either party can terminate such agreements with or without cause. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusively. The Company cannot predict whether its current VARs of e by Epicor will continue to resell such products on an exclusive basis or pay their receivables on a timely basis if they elect to not sell the e by Epicor product on an exclusive basis. If such VARs refuse to sell e by Epicor on an exclusive basis, the Company's ability to generate license revenue from its e by Epicor products could be adversely impacted, which would negatively effect the Company's financial results.

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

Dependence on Principal Products. The Company derives a substantial portion of its revenue from the sale of ERP application software and related support services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. These events may include:

-    Competition from other products
-    Significant flaws in the Company's products
-    Incompatibility with third-party hardware or software products
-    Negative publicity or evaluation of the Company or its products
- Obsolescence of the hardware platforms or software environments in which the Company's systems run

Reliance on Third-Party Suppliers. The Company's products incorporate and use software products developed by other entities. The Company cannot assure you that such third parties will:

-    Remain in business
-    Support the Company's product line
-    Maintain viable product lines
- Make their product lines available to the Company on commercially acceptable terms

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

Risks Associated with International Sales. The Company believes that any future growth of the Company will be dependent, in part, upon its ability to increase revenues in international markets. To increase international sales in subsequent periods, the Company must hire additional personnel and recruit international resellers. There is no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

-    Unexpected changes in regulatory requirements
-    Tariffs and other barriers
-    Unfavorable intellectual property laws
-    Fluctuating exchange rates
-    Difficulties in staffing and managing foreign sales and support operations
-    Longer accounts receivable payment cycles
-    Difficulties in collecting payment
-    Potentially adverse tax consequences, including repatriation of earnings
-    Lack of acceptance of localized products in foreign countries
-    Burdens of complying with a wide variety of foreign laws
-    Effects of high local wage scales and other expenses
-    Shortage of skilled personnel required for the local operation

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

Shares Eligible for Future Sale. As of May 8, 2000, the Company had 41,486,399 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues approximated 24.4% of the Company's total revenues for the three months ended March 31, 2000 and approximately 21.0% of the revenues are denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 24, 1998, Alyn Corporation ("Alyn") filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego, Alyn Corporation v. DataWorks, David Roper, Daniel Horter and Mike White. The lawsuit arises out of the licensing and sale of software by DataWorks to Alyn in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company accrued $1,800,000 for the liability arising out of the settlement which was reflected in its 1999 financial statements. The Company paid one-half of the settlement amount on March 23, 2000 and the other half on April 3, 2000. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not been determined at the present time.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint is pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to miscellaneous other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

         27       Financial Data Schedule

     (b)      Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated February 2, 2000 to report under Item 5 its results for the fiscal quarter and fiscal year ended December 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPICOR SOFTWARE CORPORATION
                                     -------------------------------------------
                                               (Registrant)


Date: May 15, 2000                   /s/ Lee Kim
                                     -------------------------------------------
                                     Lee Kim
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

         27       Financial Data Schedule