Form 10-Q
period 2000-06-30
EPICOR SOFTWARE CORP
filed 2000-08-15
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of August 7, 2000 there were 41,448,724 shares of common stock outstanding.

                                 FORM 10-Q INDEX

                                                                                    Page
                                                                                    ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2000
              (unaudited) and December 31, 1999                                       3

              Condensed Consolidated Statements of Operations (unaudited)
              for the Three Months and Six Months Ended  June 30, 2000
              and 1999                                                                4

              Condensed Consolidated Statements of Cash Flows
              (unaudited) for the Six Months Ended June 30, 2000 and 1999             5

              Notes to Consolidated Financial Statements (unaudited)                  6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              10

Item 3.       Quantitative and Qualitative Disclosure About Market Risk              21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                      22

Item 4.       Submission of Matters to a Vote of Security Holders                    22

Item 6.       Exhibits and Reports on Form 8-K                                       23


SIGNATURE                                                                            24

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         2000            1999
                                                                       ---------      ------------
ASSETS                                                                (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents                                            $   6,587       $  18,221
  Short-term investments                                                   2,443          12,154
  Accounts receivable, net                                                81,561          75,263
  Prepaid expenses and other                                               8,560           8,984
                                                                       ---------       ---------
     Total current assets                                                 99,151         114,622

Property and equipment, net                                               14,423          16,650
Software development costs, net                                           11,629           9,083
Intangible assets, net                                                    22,540          25,668
Other assets                                                               3,615           4,154
                                                                       ---------       ---------
Total assets                                                           $ 151,358       $ 170,177
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  12,668       $  14,591
  Accrued expenses                                                        28,199          32,801
  Accrued merger and restructuring costs                                   4,372          11,562
  Deferred revenue                                                        44,235          39,017
                                                                       ---------       ---------
     Total current liabilities                                            89,474          97,971

Long-term liabilities                                                        295             400

Stockholders' equity:
  Preferred stock                                                          7,501           7,501
  Common stock                                                                42              41
  Additional paid-in capital                                             240,805         237,536
  Less: notes receivable from officers for issuance of restricted
   stock                                                                  (9,969)        (11,269)
  Accumulated other comprehensive loss                                    (2,516)         (1,590)
  Accumulated deficit                                                   (174,274)       (160,413)
                                                                       ---------       ---------
     Total stockholders' equity                                           61,589          71,806
                                                                       ---------       ---------
Total liabilities and stockholders'equity                              $ 151,358       $ 170,177
                                                                       =========       =========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                           -----------------------       ------------------------
                                             2000           1999            2000           1999
                                           --------       --------       ---------       --------
Revenues:
   License fees                            $ 20,360       $ 23,806       $  41,005       $ 49,444
   Services                                  36,244         40,318          71,110         79,020
   Other                                        881          2,032           1,981          3,797
                                           --------       --------       ---------       --------
     Total revenues                          57,485         66,156         114,096        132,261

Cost of revenues                             26,546         30,046          54,033         58,050
                                           --------       --------       ---------       --------

Gross profit                                 30,939         36,110          60,063         74,211

Operating expenses:
   Sales and marketing                       19,113         19,568          39,798         40,213
   Software development                       7,327          6,559          13,073         12,118
   General and administrative                10,444          9,381          22,418         19,920
   Special charges                             (700)            --            (700)            --
                                           --------       --------       ---------       --------
     Total operating expenses                36,184         35,508          74,589         72,251
                                           --------       --------       ---------       --------

Income (loss) from operations                (5,245)           602         (14,526)         1,960
Other income (expense), net                     265           (137)            665            946
                                           --------       --------       ---------       --------

Income (loss) before income taxes            (4,980)           465         (13,861)         2,906
Provision for income taxes                       --             70              --            436
                                           --------       --------       ---------       --------

Net income (loss)                          $ (4,980)      $    395       $ (13,861)      $  2,470
                                           ========       ========       =========       ========

Net income (loss) per share - basic        $  (0.12)      $   0.01       $   (0.34)      $   0.06
Net income (loss) per share - diluted      $  (0.12)      $   0.01       $   (0.34)      $   0.06

Common shares outstanding - basic            41,468         40,449          41,365         40,441
Common shares outstanding - diluted          41,468         41,731          41,365         41,833


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
OPERATING ACTIVITIES
Net income (loss)                                               $(13,861)      $  2,470
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                  8,726          8,103
    Provision for doubtful accounts                                3,420          2,686
    Special charges                                                 (700)            --
    Changes in operating assets and liabilities:
         Accounts receivable                                      (9,448)         3,079
         Prepaid expenses and other current assets                   424           (355)
         Accounts payable                                         (1,923)        (6,085)
         Accrued expenses                                         (4,790)        (7,637)
         Accrued merger and restructuring costs                   (5,055)        (6,136)
         Deferred revenue                                          5,218            103
                                                                --------       --------
Net cash used in operating activities                            (17,989)        (3,772)

INVESTING ACTIVITIES
Purchases of property and equipment                               (3,620)        (4,126)
Purchases of short-term investments                                   --        (21,275)
Proceeds from sale or maturity of short-term investments           9,711         21,785
Additions to capitalized software costs                           (3,984)        (2,804)
Other                                                                271           (112)
                                                                --------       --------
Net cash provided by (used in) investing activities                2,378         (6,532)

FINANCING ACTIVITIES
Exercise of common stock options                                   2,224          1,761
Common stock issued under the Employee Stock Purchase Plan         1,165             --
Proceeds from notes receivable from officers                       1,181             --
Payments of long-term liabilities                                   (105)          (594)
                                                                --------       --------
Net cash provided by financing activities                          4,465          1,167

Effect of exchange rate on cash                                     (488)           (81)
                                                                --------       --------
Net decrease in cash and cash equivalents                        (11,634)        (9,218)
Cash and cash equivalents at beginning of period                  18,221         22,175
                                                                --------       --------
Cash and cash equivalents at end of period                      $  6,587       $ 12,957
                                                                ========       ========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Management and its auditors Ernst & Young have decided to analyze additional information with respect to the aging of accounts receivable over 90 days, although the Company believes that it has adequately reserved for uncollectible accounts. Accordingly, the auditors' interim review of this quarterly report as required by Rule 10-01(d) of Regulation S-X is complete except with respect to this further analysis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results of operations which may be reported for any other interim period or for the entire year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                                -------------------       ----------------------
                                                 2000         1999          2000          1999
                                                -------       -----       --------       -------
      Net income (loss)                         $(4,980)      $ 395       $(13,861)      $ 2,470
      Unrealized gains (losses) on foreign
         currency translation adjustments          (436)       (762)          (926)         (339)
                                                -------       -----       --------       -------

      Total comprehensive income (loss)         $(5,416)      $(367)      $(14,787)      $ 2,131
                                                =======       =====       ========       =======


BASIC AND DILUTED NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months and six months ended June 30, 2000, employee stock options and preferred stock were not considered in calculating diluted net loss per common share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30,
                                                        ----------------------      ----------------------
                                                          2000          1999          2000          1999
                                                        --------       -------      --------       -------
      Numerator:
         Net income (loss) - numerator for basic
         and diluted net income (loss) per share        $ (4,980)      $   395      $(13,861)      $ 2,470

      Denominator:
         Denominator for basic net income (loss)
         per share - weighted average shares              41,468        40,449        41,365        40,441

      Effect of dilutive securities:
         Employee stock options                               --           329            --           439
         Preferred stock                                      --           953            --           953
                                                        --------       -------      --------       -------
         Dilutive potential common shares                     --         1,282            --         1,392

         Denominator for diluted net income (loss)
         per share                                        41,468        41,731        41,365        41,833
                                                        ========       =======      ========       =======

      Net income (loss) per share - basic               $  (0.12)      $  0.01      $  (0.34)      $  0.06

      Net income (loss) per share - diluted             $  (0.12)      $  0.01      $  (0.34)      $  0.06


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

In connection with the acquisition, Impresa for MRO, a division of DataWorks, was initially accounted for as an asset held for sale. On April 1, 1999, the Company discontinued attempts to actively sell the Impresa for MRO division and, accordingly, the results of operations of the division, which are not material, are included in the results of the Company's operations beginning April 1, 1999.

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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):

                                            Balance at      Write off      Reversal of                    Balance at
                                             December        of Fixed       Facility          Cash         June 30,
                                             31, 1999         Assets         Accrual        Payments         2000
                                             ---------      ---------      -----------      --------      ----------
      Separation costs for terminated
        employees and contractors              2,005              --            --           (2,001)            4
      Facilities closing and downsizing        4,712          (1,435)         (700)          (1,856)          721
      Remaining restructuring accrual
        from prior periods - 1998, 1997
        and 1996                               1,185              --            --             (104)        1,081
                                              ------          ------          ----           ------         -----

      Accrued restructuring costs              7,902          (1,435)         (700)          (3,961)        1,806

      Accrued merger costs                     3,660              --            --           (1,094)        2,566
                                              ------          ------          ----           ------         -----

      Total accrued merger and
        restructuring costs                   11,562          (1,435)         (700)          (5,055)        4,372
                                              ======          ======          ====           ======         =====

During the quarter ended June 30, 2000, the Company determined that $0.7 million of the restructuring reserves recorded as part of the Company's December 1999 restructuring were not needed. This was the result of the Company's ability to close certain of its facilities for less than the originally estimated amount. This amount has been recorded against special charges for the three and six months periods ended June 30, 2000 in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2000, all employee terminations as a result of the Company's 1999 restructuring have taken place and substantially all related payments have been made.

CREDIT FACILITY

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution. The facility is secured by substantially all of the Company's assets. The credit facility is comprised of a $10.0 million term loan and $20.0 million revolving loan. Borrowings under the revolving loan are limited to 80% of eligible accounts receivable. The term loan is to be repaid in 36 equal monthly principal payments, plus interest at 3% above the bank prime rate. The Company will also be required to comply with certain financial covenants.

The revolving credit facility matures on August 1, 2003, and bears interest at a variable rate equal to either the prime rate or the LIBOR rate, at the Company's option, plus a margin which ranges from 0.25% to 1.25% on the prime rate loans or 2.5% to 3.75% on LIBOR rate loans, depending on the Company's financial performance.

On August 8, 2000 the company received the $10.0 million proceeds from the term loan.

CONTINGENCIES

On December 24, 1998, Alyn Corporation ("Alyn") filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego, Alyn Corporation v. DataWorks, David Roper, Daniel Horter and Mike White. The lawsuit arose out of the licensing and sale of software by DataWorks to Alyn in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1.8 million to settle the lawsuit. The Company accrued $1.8 million for the liability arising out of the settlement which was reflected in its 1999 financial statements. The Company paid one-half of the settlement amount on March 23, 2000 and the other half on April 3,

2000. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not been determined at the present time.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and the judge's ruling on defendants' motion to dismiss the second amended consolidated complaint is pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The Company designs, develops, markets and supports integrated enterprise customer relationship management and electronic business software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company's business solutions are focused on the mid-market, which generally includes companies between $10 million and $500 million in annual revenues. Its product and services are sold worldwide by the Company's direct sales force, international subsidiaries and an authorized network of VARs, distributors and software consultants.

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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):

                                               Balance at      Write off       Reversal of                      Balance at
                                              December 31,      of Fixed        Facility          Cash           June 30,
                                                  1999           Assets         Accrual         Payments           2000
                                              ------------     ---------       -----------      --------        ----------
      Separation costs for terminated
        employees and contractors                 2,005              --             --           (2,001)              4

      Facilities closing and downsizing           4,712          (1,435)          (700)          (1,856)            721

      Remaining restructuring accrual
        from prior periods - 1998, 1997
        and 1996                                  1,185              --             --             (104)          1,081
                                                 ------          ------           ----           ------           -----

      Accrued restructuring costs                 7,902          (1,435)          (700)          (3,961)          1,806

      Accrued merger costs                        3,660              --             --           (1,094)          2,566
                                                 ------          ------           ----           ------           -----

      Total accrued merger and
         restructuring costs                     11,562          (1,435)          (700)          (5,055)          4,372
                                                 ======          ======           ====           ======           =====

During the quarter ended June 30, 2000, the Company determined that $0.7 million of the restructuring reserves recorded as part of the Company's December 1999 restructuring were not needed. This was the result of the Company's ability to close certain of its facilities for less than the originally estimated amount. This amount has been recorded against special charges for the three and six months periods ended June 30, 2000 in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2000, all employee terminations as a result of the Company's 1999 restructuring have taken place and substantially all related payments have been made.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company experienced a significant reduction in operating expenses for the quarter ended June 30, 2000 compared to the quarter ended December 31, 1999 largely due to the aforementioned restructuring.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of Epicor's results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 (in millions except percentages):

                                       Three Months Ended June 30,                     Six Months Ended June 30,
                                ----------------------------------------        ---------------------------------------
                                2000       1999     Change $    Change %        2000       1999    Change $    Change %
                                -----      -----    --------    --------        -----      -----   --------    --------
Revenues:
   License fees                 $20.4      $23.8     $(3.4)      (14.5)%        $41.0      $49.4     $(8.4)     (17.1)%
   Services                      36.2       40.3      (4.1)      (10.1)%         71.1       79.0      (7.9)     (10.0)%
   Other                          0.9        2.1      (1.2)      (56.6)%          2.0        3.9      (1.9)     (47.8)%
                                -----      -----     -----       -----          -----      -----     -----      -----
     Total revenues              57.5       66.2      (8.7)      (13.1)%        114.1      132.3     (18.2)     (13.7)%

As a percentage of
  revenues:
   License fees                  35.4%      36.0%                                35.9%      37.4%
   Services                      63.0%      60.9%                                62.3%      59.7%
   Other                          1.6%       3.1%                                 1.8%       2.9%
                                -----      -----                                -----      -----
     Total revenues             100.0%     100.0%                               100.0%     100.0%

Gross profit                    $30.9      $36.1     $(5.2)      (14.3)%        $60.1      $74.2    $(14.1)     (19.1)%
   As a percentage of
     revenues                    53.8%      54.6%                                52.6%      56.1%

Sales and marketing             $19.1      $19.6     $(0.5)       (2.3)%        $39.8      $40.2     $(0.4)      (1.0)%
   As a percentage
     of revenues                 33.2%      29.6%                                34.9%      30.4%

Software development             $7.3       $6.6      $0.8         11.7%        $13.1      $12.1      $1.0       (7.9)%
   As a percentage of
     revenues                    12.7%       9.9%                                11.5%       9.2%

General and administrative      $10.4       $9.4      $1.1         11.3%        $22.4      $19.9      $2.5      (12.5)%
   As a percentage of
     revenues                    18.2%      14.2%                                19.6%      15.1%


Revenues

The overall decrease in license fee revenues in absolute dollars for both the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 is primarily due to a delay in the recovery of demand for enterprise applications. The decrease is also attributable to reduced sales volumes in the Company's Avante product line as a result of the Company's decision to focus development of such on sales to current customers as opposed to sales to new customers. The mix of product license fee revenues amongst the Company's products remained fairly constant for the three and six months ended June 30, 2000 compared with the same periods in 1999 except for the decrease in the revenue from the Avante product.

Services revenues consist of fees from software maintenance, consulting, custom programming and education services. The decrease in services revenues in absolute dollars for the three and six month periods ended June 30, 2000 as compared with the same periods in 1999 is primarily due to lower consulting revenues which was caused by a decrease in the number of new implementation projects for the Avante product as a result of the aforementioned decrease in license revenues from the Avante product line. Although services revenues decreased in absolute dollars, as a percentage of total revenues, services revenues increased. This is the result of an increase in maintenance services revenues due to growth of the Company's installed base of customers.

Other revenues consist primarily of third-party hardware and forms sales. The decrease in other revenues in absolute dollars for the three and six months ended June 30, 2000 as compared with the same periods in 1999 is directly related to the decrease in the license fee revenues for the Company's Avante product, because all hardware sales are directly attributable to this product line. Going forward, the Company does not anticipate an increase in hardware sales as the focus of the Avante product is on sales to existing customers as opposed to sales to new customers.

International revenues were $15.4 million and $17.7 million in the second quarter of 2000 and 1999, respectively, representing 26.8% of total revenues both quarters. International revenues were $29.2 million and $37.9 million for the six months ended June 30, 2000 and 1999, respectively, representing 25.6% and 28.6% of total revenues, respectively. The decrease in absolute dollars of total international revenues for the three and six months ended June 30, 2000 as compared to the same 1999 periods is primarily attributable to decreased international sales of the Company's Avante product. The Company expects this trend to continue going forward. The decrease, however, in international revenues for the quarter ended June 30, 2000 as compared to the same 1999 period is offset by an increase in the license fees of the Company's e by Epicor product in Asia and Australia. International revenues as a percentage of total revenues for the three months ended June 30, 2000 as compared to the same 1999 period remained unchanged. For the six month period ended June 30, 2000 compared with the same 1999 period, international revenues as a percentage of total revenues decreased due to the previously mentioned decrease in Avante product sales. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

The absolute dollar decrease in gross profit for the three months and six months ended June 30, 2000 as compared to the same 1999 periods is attributable to the decrease in license fee and services revenues. The decrease in gross profit as a percentage of revenues for the quarter ended June 30, 2000 as compared to the same quarter of 1999 is due to an increase in sales of OEM products resulting in higher royalty expense. This decrease, however, is offset by an increase in the services gross profit percentage due to an increase in utilization of professional services personnel during the second quarter of 2000. The decrease in gross profit as a percentage of revenue for the six months ended June 30, 2000 as compared to the same period of 1999 is due to the previously mentioned increase in sales of OEM products and a decreased gross profit on services due to significantly lower utilization of professional services personnel during the first quarter of 2000.

Operating Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the three and six months ended June 30, 2000 compared to the same periods of 1999 is primarily due to the reduction in sales personnel as a result of the previously mentioned 1999 restructuring as well as employee attrition especially in the Company's Avante sales personnel. This decrease, however, is offset by an increase in marketing costs associated with the renaming and release of the Company's e by Epicor product and to increased expenditures on demand generation activities.

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the three months ended June 30, 2000 and 1999, the Company capitalized $1.4 million and $1.2 million, respectively, of software development costs. For the six months ended June 30, 2000, the Company capitalized $4.0 million of software development costs compared with $2.8 million for the same period of 1999. Capitalized software development costs include both internally generated development costs for development of the company's future product releases and third party development costs related to the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0b release. The increase in gross software development expenses for the three and six months ended June 30, 2000 as compared to the same period of 1999 is largely due to less internal costs being eligible for capitalization due to timing of the Company's product releases.

General and administrative expenses consist primarily of cost associated with the Company's executive, financial, human resources and information services functions. The increase in absolute dollars for the three and six months ended June 30, 2000 compared to the same periods of 1999 is primarily due to an increase in expense related to ongoing customer disputes as a result of changes in product direction and certain product quality and customer service issues.

All of the above operating expenses increased as a percentage of revenues for the three and six months ended June 30, 2000 as compared to the same period of 1999. This increase is due to the overall decrease in total revenues as previously discussed. The Company does not believe operating expenses will increase significantly in the third quarter of fiscal 2000, if at all.

Liquidity and Capital Resources

The following table summarizes Epicor's cash and cash equivalents, short-term investments, working capital and cash flows for the six months ended June 30, 2000:

                                                        June 30,
                                                          2000
                                                        --------
      Cash and cash equivalents                          $  6.6
      Short-term investments                                2.4
      Working Capital                                       9.7
      Net cash used in operating activities               (18.0)
      Net cash provided by investing activities             2.4
      Net cash provided by financing activities             4.5


As of June 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $9.0 million. The Company used $18.0 million in cash for operating activities during the six month period ended June 30, 2000 primarily to fund its net loss. As part of the $18.0 million in operating cash outlays in the six months ended June 30, 2000 the Company paid $1.8 million in settlement of the previously discussed Alyn lawsuit, $1.9 million to fund certain strategic alliances, and $5.1 million for severance costs, lease terminations and other costs related to the 1999, 1998, 1997 and 1996 restructurings, and costs related to the 1998 DataWorks merger. At June 30, 2000 the Company has $4.4 million in cash obligations related to lease terminations and other costs related to the restructuring plans and the 1998 DataWorks merger. The Company believes these obligations will be funded from existing cash reserves, working capital, operations and the new credit facility.

A significant portion of the cash used by operating activities was due to an increase in accounts receivable. The Company's accounts receivable have increased from $75.3 million at December 31, 1999 to $81.6 million at June 30, 2000. In addition, the proportion of such receivables over 90 days old has also increased. The increases in total and aged receivables are partially attributable to delays in the Company's collections activities related to the Company's consolidation of its previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. Although the Company believes that it has adequately reserved for uncollectible accounts and that it will reduce its aged receivables during the remainder of the year, management and its auditors Ernst & Young have decided to analyze additional information with respect to the aging of accounts receivable over 90 days. Accordingly, the auditors interim review of this quarterly report as required by Rule 10-01(d) of Regulation S-X is complete except with respect to this further analysis. The level of total future receivables is not estimable as it is dependent upon the level and timing of future revenues. There can be no assurance that the Company has resolved all issues arising from the aforementioned integration or that aged receivables will be reduced during the remainder of the year.

The Company's principal investing activities for the quarter ended June 30, 2000 included net sales of short-term investments and capital expenditures to accommodate facility reorganizations and the Company's expanding information technology infrastructure. In addition, cash used in investing activities included capitalized software costs primarily related to the localization and translation of the Platinum ERA product and certain applications of the Platinum ERA 7.0b release for foreign markets.

Financing activities for quarter ended June 30, 2000 included proceeds from the exercise of common stock options by employees, issuance of stock under the employee stock purchase program of $3.4 million and payments received on restricted stock grants from officers of $1.2 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution. The facility is secured by substantially all of the Company's assets. The credit facility is comprised of a $10.0 million term loan and $20.0 million revolving loan. The term loan is to be repaid in 36 equal monthly principal payments, plus interest at 3% above the bank prime rate.

The revolving credit facility matures on August 1, 2003, and bears interest at a variable rate equal to either the prime rate or the LIBOR rate, at the Company's option, plus a margin which ranges from 0.25% to 1.25% on the prime rate loans or 2.5% to 3.75% on LIBOR rate loans, depending on the Company's financial performance.

On August 8, 2000 the company received the $10.0 million proceeds from the term loan.

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

The Company experienced negative cash flow from operations for the six months ended June 30, 2000 but expects to generate positive cash flow from operations during the remainder of 2000. Epicor is dependent upon its ability to generate cash flow from license fees and other operating revenues and through the collection of its outstanding accounts receivable to maintain current liquidity levels. However, the Company believes that its current cash reserves, together with existing sources of liquidity, including the previously discussed $30 million credit facility, will satisfy the Company's projected short-term liquidity and other cash requirements for the next twelve months.

Year 2000 Issues

In late 1999, the Company completed its remediation and testing of its products, internal technology systems and non-internal technology systems. Following the transition to the Year 2000, the Company has not encountered any material problems relating to Year 2000 issues, either with its products, internal systems or products of third parties. Despite the Company's prior testing and remediation efforts, the Company can provide no assurance that its software products contain all necessary date code changes or that errors will not be discovered in the future. If errors are discovered in the future regarding Year 2000 problems, it is possible that such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS - SAFE HARBOR.

Certain statements in this Quarterly Report on Form 10-Q, including statements regarding market trends, future revenue and expense levels and cash flows are forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) it will generate positive cash flow from operations during the second half of the year, (ii) there will not be an increase in hardware sales, and
(iii) international revenue will remain a significant portion of total revenue. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 14 - 21. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including its subsequent Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HAVE BEEN DECLINING AND OUR TOTAL ACCOUNTS RECEIVABLES SINCE DECEMBER 31, 1999 HAVE BEEN INCREASING, INCLUDING AN INCREASE IN THE PROPORTION OF ACCOUNTS RECEIVABLE OVER 90 DAYS OLD, AND AS A RESULT OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents and short-term investments decreased from $30.4 million at December 31, 1999 to $9.0 million at June 30, 2000, principally due to the net loss incurred during the six months ended June

30, 2000 and cash outlays related to the 1999 restructuring. There will be additional cash outlays in connection with facilities reductions and closures arising out of the 1999 restructuring. In addition, there will be further cash outlays in connection with prior restructurings and in connection with the 1998 DataWorks' merger. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company believes it has reduced operating expenses sufficiently in order to achieve positive quarterly operating cash flow sometime during the second half of fiscal year 2000. If the Company is not successful in achieving targeted revenues, targeted expenses or a positive cash flow, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, if the Company is unable to achieve a positive cash flow, there can be no assurance that the Company will be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced an increase in its total accounts receivables since December 31, 1999, including an increase in the proportion of accounts receivable over 90 days old. The increases in total and aged receivables are partially attributable to delays in the Company's collections activities related to the Company's consolidation of its previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. Although the Company believes that it has adequately reserved for uncollectible accounts and that it will reduce its aged receivables during the remainder of the year, management and its auditors Ernst & Young have decided to analyze additional information with respect to the aging of accounts receivable over 90 days. Accordingly, the auditors interim review of this quarterly report as required by Rule 10-01(d) of Regulation S-X is complete except with respect to this further analysis. If the Company is not successful in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility it secured in July 2000. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 80% of eligible accounts receivables, which excludes receivables over ninety days old. The Company's ability to borrow under the credit facility could be impacted by its compliance with certain financial covenants. Such compliance could be impacted by collectibility of the Company's accounts receivable.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS OUR SHARE PRICE MAY DECREASE.

The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

o The demand for the Company's products, including reduced demand related to changes in marketing focus for certain products

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

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES RAPIDLY AND SUCCESSFULLY, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR ABILITY TO GENERATE REVENUES WILL SUFFER.

The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire eBusiness software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support eBusiness, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

o Deliver and achieve successful market acceptance of eBusiness application software to facilitate eBusiness, including web enablement

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

OUR NEW OPERATING STRUCTURE, AS DIVISIONS, IS UNPROVEN AND IT MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S BUSINESS.

As part of the fiscal 1999 restructuring, the Company reorganized its operations by placing the Avante, Platinum for Windows and Impresa products in their own separate divisions with profit and loss responsibility. In May 2000, the Company also created a division for its Vista product. Each division has its own general manager and a dedicated staff of developers, consultants and support representatives. Although the creation of divisions was intended to improve the value proposition for customers through focused development efforts, it is possible that such divisionalization will be perceived as a negative by the Company's current and potential Avante, Platinum for Windows, Impresa and Vista customers. There can be no assurance that this operating structure will not have a material adverse affect on the sales, maintenance renewals, results of operations and cash flows, including collectibility of accounts receivable, for the above referenced product lines.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE OUR REPUTATION AS WELL AS CAUSE LOST REVENUE, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The Company has been notified by some of its customers of errors in its Platinum ERA and Avante product lines. The possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS, INVESTMENTS, AND RELATIONSHIPS AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND TECHNOLOGIES.

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

o  Undiscovered software errors in the third party product

o  Difficulties in selling the third party product

o  Difficulties in providing satisfactory support for the third party product

o  Potential infringement claims from the use of the third party product

WE RELY ON DISTRIBUTORS AND VARS TO SELL OUR PRODUCTS AND DISRUPTIONS TO THESE CHANNELS WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR PRODUCTS.

The Company distributes its Platinum for Windows product exclusively through third-party distributors and VARs, and distributes its e by Epicor product line (formerly named Platinum ERA) through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. The Company's agreements with its VARs and authorized consultants presently do not require such VARs and consultants to offer exclusively or recommend the Company's products, and either party can terminate such agreements with or without cause. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusively. The Company cannot predict whether all of its current VARs of e by Epicor will continue to resell such products on an exclusive basis or if such VARs will pay their receivables on a timely basis if they elect to not sell the e by Epicor product on an exclusive basis. If such VARs refuse to sell e by Epicor on an exclusive basis, the Company's ability to generate license revenue from its e by Epicor products could be adversely impacted, which would negatively effect the Company's financial results.

The Company sells certain products directly and through VARs. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THE SALE OF ERP APPLICATION SOFTWARE AND RELATED SUPPORT SERVICES AND IF THOSE SALES SUFFER, OUR BUSINESS WILL BE NEGATIVELY IMPACTED.

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

o  Significant flaws in the Company's products

o  Incompatibility with third-party hardware or software products

o  Negative publicity or evaluation of the Company or its products

o Obsolescence of the hardware platforms or software environments in which the Company's systems run

OUR PRODUCTS RELY ON THIRD PARTY SOFTWARE PRODUCTS AND OUR REPUTATION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO CONTROL THEIR OPERATIONS.

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

THE MARKET FOR WEB-BASED DEVELOPMENT TOOLS, APPLICATION PRODUCTS AND CONSULTING AND EDUCATION SERVICES IS EMERGING AND IT COULD NEGATIVELY AFFECT OUR CLIENT/SERVER BASED PRODUCTS.

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

THE IMPACT ON THE COMPANY OF EMERGING AREAS SUCH AS THE INTERNET, ON-LINE SERVICES, EBUSINESS APPLICATIONS AND ELECTRONIC COMMERCE IS UNCERTAIN AND COULD NEGATIVELY IMPACT OUR BUSINESS.

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

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

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

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENTLY QUALIFIED PERSONNEL.

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

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

o  Development of localized products

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

IF THIRD PARTIES INFRINGE OUR INTELLECTUAL PROPERTY, WE MAY EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY.

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

In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers to enable them to customize the software to meet their particular requirements. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers will take adequate precautions to protect the Company's source code or other confidential information.

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of August 7, 2000, the Company had 41,448,724 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

THE MARKET FOR OUR STOCK IS VOLATILE AND FLUCTUATIONS IN OPERATING RESULTS, CHANGES IN EARNINGS ESTIMATES BY ANALYSTS AND OTHER FACTORS COULD NEGATIVELY AFFECT OUR STOCK'S PRICE.

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

OUR INTEGRATION OF DATAWORKS CORPORATION IS STILL ONGOING AND THERE ARE SUBSTANTIAL DIFFICULTIES, COSTS AND DELAYS ASSOCIATED WITH THE INTEGRATION WHICH HAVE HAD A NEGATIVE IMPACT ON THE COMPANY'S BUSINESS.

On December 31, 1998, the Company acquired DataWorks Corporation. The Company is still in the process of integrating certain operations of the two companies, particularly in the areas of business processes and products. Following the acquisition, a significant number of sales representatives and certain sales management employees resigned from the Company and there can be no assurance that other employees will not resign from the Company as the integration of the two companies continues. There may be substantial difficulties, costs and delays involved in integrating the operations of DataWorks. These difficulties, costs and delays may include:

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

o Potential inability to successfully coordinate the research and development and sales and marketing efforts

o  Costs and inefficiencies in delivering services to the clients of the Company

o Inability to retain and integrate key management, technical sales and customer support personnel

o  Potential conflicts in direct sales and reseller channels

Further, there is no assurance that the Company will retain and successfully integrate its key management, technical, sales and customer support personnel. Any one or all of the factors identified above may cause increased operating costs, lower than anticipated financial performance or the loss of customers and employees. Any difficulties encountered completing the integration of DataWorks could have a material adverse effect on the business, financial condition and results of operations of the Company.

POTENTIAL "YEAR 2000" PROBLEMS ASSOCIATED WITH OUR PRODUCTS COULD HARM OUR REPUTATION OR CAUSE US TO MAKE EXPENDITURES TO FIX THE PROBLEMS.

The Year 2000 issue exists because the date codes used in some computer software and hardware systems use only two digits so that many computer systems cannot distinguish between the years 1900 and 2000. The Company believes that the current versions of its products are Year 2000 compliant and following the transition to the Year 2000 the Company has not encountered any material problems relating to Year 2000 issues, either with its products, internal systems or products and services of third parties. However, despite the Company's belief and prior testing and remediation efforts, there can be no assurance that the Company's software products contain all necessary date code changes or that errors will not be discovered in the future. If errors are discovered in the future regarding Year 2000 issues, it is possible that such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At June 30, 2000 the Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only corporate debt securities and municipal bonds.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues approximated 25.6% of the Company's total revenues for the six months ended June 30, 2000 and approximately 22.1% of the revenues are denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 24, 1998, Alyn Corporation ("Alyn") filed a lawsuit against DataWorks Corporation in Superior Court for the State of California, County of San Diego, Alyn Corporation v. DataWorks, David Roper, Daniel Horter and Mike White. The lawsuit arose out of the licensing and sale of software by DataWorks to Alyn in December 1996. On March 22, 2000, the Company agreed to pay Alyn $1.8 million to settle the lawsuit. The Company accrued $1.8 million for the liability arising out of the settlement which was reflected in its 1999 financial statements. The Company paid one-half of the settlement amount on March 23, 2000 and the other half on April 3, 2000. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not been determined at the present time.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and the judge's ruling on defendants' motion to dismiss the second amended consolidated complaint is pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On April 27, 2000 the Company held its annual meeting of stockholders. At this meeting 35,987,948 shares of Common Stock were available for voting and 953,050 shares of Series C Preferred Stock (on an as-converted basis) were available for voting. Each share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

At the meeting, L. George Klaus, Donald R. Dixon, Arthur J. Marks and Thomas F. Kelly were elected as directors of the Company by the Common and Series C stockholders. All shares of Series C Preferred Stock voted in favor of all of the nominated directors. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:


          NAME                 VOTES FOR          WITHHELD AUTHORITY

      L. George Klaus          35,597,921                390,027
      Arthur J. Marks          35,648,971                338,977
      Donald R. Dixon          35,649,664                338,284
      Thomas F. Kelly          35,640,457                347,491


With respect to the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 2000, 35,757,688 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as-converted basis) voted in favor of the proposal, 103,461 shares of Common Stock voted against, and 126,799 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

With respect to the proposal to approve the Company's 2000 Employee Stock Purchase Plan, 34,360,325 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as converted basis) voted in favor of the proposal, 1,059,120 shares of Common Stock voted against, and 568,503 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27       Financial Data Schedule

       (b)    Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated May 5, 2000 to report under Item 5 its results for the fiscal quarter ended March 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EPICOR SOFTWARE CORPORATION
                                      ------------------------------------------
                                                     (Registrant)


Date: August 14, 2000                 /s/ Lee Kim
                                      -----------
                                      Lee Kim
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------

     27                  Financial Data Schedule