Form 10-Q/A
period 2000-03-31
EPICOR SOFTWARE CORP
filed 2000-11-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                               FORM 10-Q/A INDEX


                                                                                                    Page
                                                                                                    ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000
              (restated, unaudited) and December 31, 1999                                             3

              Condensed Consolidated Statements of Operations (unaudited) for the Three
              Months Ended March 31, 2000 (restated) and 1999                                         4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2000 (restated) and 1999                                         5

              Notes to Unaudited Condensed Consolidated Financial Statements (restated)               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                           9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             18


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                      20

Item 6.       Exhibits and Reports on Form 8-K                                                       20

SIGNATURE                                                                                            21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          MARCH 31,          DECEMBER 31,
                                                                            2000                1999
                                                                         -----------         ------------
                                                                          (Restated)
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $  13,255           $  18,221
  Short-term investments                                                      3,447              12,154
  Accounts receivable, net                                                   72,516              75,263
  Prepaid expenses and other                                                 11,042               8,984
                                                                          ---------           ---------
     Total current assets                                                   100,260             114,622

Property and equipment, net                                                  15,992              16,650
Software development costs, net                                              10,983               9,083
Intangible assets, net                                                       24,046              25,668
Other assets                                                                  3,753               4,154
                                                                          ---------           ---------
                 Total assets                                             $ 155,034           $ 170,177
                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $  12,416           $  14,591
  Accrued expenses                                                           29,946              32,801
  Accrued merger and restructuring costs                                      8,281              11,562
  Deferred revenue                                                           42,409              39,017
                                                                          ---------           ---------
     Total current liabilities                                               93,052              97,971

Long-term liabilities                                                           362                 400

Stockholders' equity:
  Preferred stock                                                             7,501               7,501
  Common stock                                                                   42                  41
  Additional paid-in capital                                                240,920             237,536
  Less: notes receivable related to issuance of restricted stock            (10,114)            (11,269)
  Accumulated other comprehensive loss                                       (2,080)             (1,590)
  Accumulated deficit                                                      (174,649)           (160,413)
                                                                          ---------           ---------
     Total stockholders' equity                                              61,620              71,806
                                                                          ---------           ---------
                 Total liabilities and stockholders'equity                $ 155,034           $ 170,177
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

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                2000                  1999
                                              -------               --------
                                             (Restated)
Revenues:
   License fees                               $ 20,645              $ 25,638
   Services                                     34,866                38,702
   Other                                         1,100                 1,765
                                              --------              --------
     Total revenues                             56,611                66,105

Cost of revenues                                27,487                28,004
                                              --------              --------

Gross profit                                    29,124                38,101

Operating expenses:
   Sales and marketing                          20,685                20,645
   Software development                          5,746                 5,559
   General and administrative                   17,329                10,539
                                              --------              --------
     Total operating expenses                   43,760                36,743
                                              --------              --------

Income (loss) from operations                  (14,636)                1,358
Other income, net                                  400                 1,083
                                              --------              --------

Income (loss) before income taxes              (14,236)                2,441
Provision for income taxes                           -                   366
                                              --------              --------

Net income (loss)                             $(14,236)             $  2,075
                                              ========              ========

Net income (loss) per share - basic           $  (0.35)             $   0.05
Net income (loss) per share - diluted         $  (0.35)             $   0.05

Common shares outstanding - basic               41,262                40,433
Common shares outstanding - diluted             41,262                41,935


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                2000                  1999
                                                                              --------              --------
                                                                             (Restated)
OPERATING ACTIVITIES
Net income (loss)                                                             $(14,236)             $  2,075
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                                4,389                 4,072
    Provision for doubtful accounts                                              7,408                     -
    Changes in operating assets and liabilities:
         Accounts receivable                                                    (4,583)                5,726
         Prepaid expenses and other current assets                              (2,058)                1,466
         Accounts payable                                                       (2,175)               (3,449)
         Accrued expenses                                                       (2,851)               (4,364)
         Accrued merger and restructuring costs                                 (3,281)               (5,176)
         Deferred revenue                                                        3,392                (3,523)
                                                                              --------              --------
Net cash used in operating activities                                          (13,995)               (3,173)

INVESTING ACTIVITIES
Purchases of property and equipment                                             (1,624)               (2,444)
Purchases of short-term investments                                                  -               (15,000)
Proceeds from sale or maturity of short-term investments                         8,707                15,639
Additions to capitalized software costs                                         (2,619)               (1,598)
Proceeds from notes receivable from related party                                1,155                     -
Other                                                                              285                  (198)
                                                                              --------              --------
Net cash provided by (used in) investing activities                              5,904                (3,601)

FINANCING ACTIVITIES
Exercise of common stock options                                                 2,220                 1,280
Common stock issued under the Employee Stock Purchase Plan                       1,165                   423
Payments of long-term liabilities                                                  (38)                 (231)
                                                                              --------              --------
Net cash provided by financing activities                                        3,347                 1,472

Effect of exchange rate on cash                                                   (222)                  559
                                                                              --------              --------
Net decrease in cash and cash equivalents                                       (4,966)               (4,743)
Cash and cash equivalents at beginning of period                                18,221                22,175
                                                                              --------              --------
Cash and cash equivalents at end of period                                    $ 13,255              $ 17,432
                                                                              ========              ========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                                 MARCH 31, 2000

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

Restatement of Financial Results

On October 31, 2000, the Company announced that it was restating its results of operations for the first and second quarters of 2000 to reflect an increase in the Company's allowance for doubtful accounts. Following the end of the second quarter of 2000, the Company and its independent auditors initiated a review of the Company's methodology for the calculation of its allowance for doubtful accounts. Upon completion of this review and consultation with the Company's auditors, the Company determined that a new methodology was required for determining the level of allowance required. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. While this method did not automatically consider an account to be uncollectible based on its age, age was a factor considered. Under the new methodology, age of an account is the key determinant of the level of allowance required. It was also determined that the new methodology should be applied to all quarters of 2000 based on the increasing percentage of aged accounts during the course of the year.

This restatement results in an increase in the Company's provision for doubtful accounts for the quarter ended March 31, 2000 of $5,355,000. The following reflects the effect of this restatement on the Company's results of operations for the three months ended March 31, 2000 (in thousands, except per share amounts):

                                           Three Months Ended
                                              March 31,2000
                                      ----------------------------
                                      As Reported      As Restated
                                      -----------      -----------
        Total operating expenses        $38,405         $ 43,760
        Net loss                        $(8,881)        $(14,236)
        Net loss per share - basic      $ (0.22)        $  (0.35)
        Net loss per share - diluted    $ (0.22)        $  (0.35)

COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                              Three Months Ended
                                                   March 31,
                                           ------------------------
                                             2000            1999
                                           ----------       -------
                                           (Restated)
Net income (loss)                           $(14,236)       $ 2,075
Unrealized gains (losses) on foreign
   currency translation adjustments             (490)           423
                                            --------        -------

  Total comprehensive income (loss)         $(14,736)       $ 2,498
                                            ========        =======

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

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                      2000             1999
                                                    --------         --------
                                                   (Restated)
Numerator:
   Net income (loss) - numerator for basic
   and diluted net income (loss) per share          $(14,236)        $  2,075

Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares                41,262           40,433

Effect of dilutive securities:
   Employee stock options                                  -              549
   Preferred stock                                         -              953
                                                    --------         --------
   Dilutive potential common shares                        -            1,502
                                                    --------         --------

   Denominator for diluted net income (loss)
   per share                                          41,262           41,935
                                                    ========         ========

Net income (loss) per share - basic                 $  (0.35)        $   0.05

Net income (loss) per share - diluted               $  (0.35)        $   0.05


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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):


                                                           Balance at                   Balance at
                                                          December 31,      Cash         March 31,
                                                              1999        Payments         2000
                                                              ----        --------         ----
          Separation costs for  terminated
            employees and contractors                       $ 2,005       $(1,647)        $  358
          Facilities closing and downsizing                   4,712          (692)         4,020
          Remaining restructuring accrual
           from prior periods - 1998, 1997 and 1996           1,185          (104)         1,081
                                                            -------       -------         ------

          Accrued restructuring costs                         7,902        (2,443)         5,459

          Accrued merger costs                                3,660          (838)         2,822
                                                            -------       -------         ------

          Total accrued merger and restructuring costs      $11,562       $(3,281)        $8,281
                                                            =======       =======         ======

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

Restatement of Financial Results

On October 31, 2000, the Company announced that it was restating its results of operations for the first and second quarters of 2000 to reflect an increase in the Company's allowance for doubtful accounts. Following the end of the second quarter of 2000, the Company and its independent auditors initiated a review of the Company's methodology for the calculation of its allowance for doubtful accounts. Upon completion of this review and consultation with the Company's auditors, the Company determined that a new methodology was required for determining the level of allowance required. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. While this method did not automatically consider an account to be uncollectible based on its age, age was a factor considered. Under the new methodology, age of an account is the key determinant of the level of allowance required. It was also determined that the new methodology should be applied to all quarters of 2000 based on the increasing percentage of aged accounts during the course of the year.

This restatement results in an increase in the Company's provision for doubtful accounts for the quarter ended March 31, 2000 of $5,355,000. The following reflects the effect of this restatement on the Company's results of operations for the three months ended March 31, 2000 (in thousands, except per share amounts):

                                           Three Months Ended
                                              March 31,2000
                                      ----------------------------
                                      As Reported      As Restated
                                      -----------      -----------
        Total operating expenses        $38,405         $ 43,760
        Net loss                        $(8,881)        $(14,236)
        Net loss per share - basic      $ (0.22)        $  (0.35)
        Net loss per share - diluted    $ (0.22)        $  (0.35)

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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):


                                                     Balance at                      Balance at
                                                    December 31,      Cash            March 31,
                                                       1999         Payments            2000
                                                    ------------    --------         ----------
Separation costs for  terminated
  employees and contractors                          $ 2,005         $(1,647)          $  358
Facilities closing and downsizing                      4,712            (692)           4,020
Remaining restructuring accrual
  from prior periods - 1998, 1997 and 1996             1,185            (104)           1,081
                                                     -------         -------           ------

Accrued restructuring costs                            7,902          (2,443)           5,459

Accrued merger costs                                   3,660            (838)           2,822
                                                     -------         -------           ------

Total accrued merger and restructuring costs         $11,562         $(3,281)          $8,281
                                                     =======         =======           ======

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of Epicor's results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 (in millions except percentages):


                                          Three Months Ended March 31,
                                          ---------------------------
                                              2000             1999           Change $          Change %
                                          ----------       ----------       -----------       ------------
                                          (Restated)
Revenues:
   License fees                               $ 20.6           $ 25.6           $ (5.0)            (19.5%)
   Services                                     34.9             38.7             (3.8)             (9.9%)
   Other                                         1.1              1.8             (0.7)            (37.7%)
                                          ----------       ----------       -----------       ------------
     Total revenues                           $ 56.6           $ 66.1           $ (9.5)            (14.4%)

As a percentage of total revenues:
   License fees                                 36.5%            38.8%
   Services                                     61.6%            58.5%
   Other                                         1.9%             2.7%
                                          -----------      -----------
     Total revenues                            100.0%           100.0%

Gross profit                                  $ 29.1           $ 38.1           $ (9.0)            (23.6%)
   As a percentage of total revenues            51.4%            57.6%

Sales and marketing expense                   $ 20.7           $ 20.6           $  0.1               1.5%
   As a percentage of total revenues            36.5%            31.2%

Software development expense                  $  5.7           $  5.6           $  0.1               3.4%
   As a percentage of total revenues            10.1%             8.4%

General and administrative expense            $ 17.3           $ 10.5           $  6.8              64.4%
   As a percentage of total revenues            30.6%            15.9%


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

Operating Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars is due to an increase in marketing costs associated with the renaming and release of the Company's e by Epicor product and to increased expenditures on demand generation activities. This increase, however, is offset by the reduction in sales personnel as a result of the previously mentioned 1999 restructuring as well as employee attrition. The increase in sales and marketing expenses as a percentage of revenues for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 is due to the overall decrease in total revenues. The Company does not believe that sales and marketing expenses will increase significantly, if at all, for the remainder of 2000.

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. These expenses remained fairly constant quarter over quarter in absolute dollars. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the quarter ended March 31, 2000, the Company capitalized $2.6 million of software development costs compared with $1.6 million during the same period of 1999. The increase is due largely to increased costs related to the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0a release. The increase in software development expenses as a percentage of revenues for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 is due to the overall decrease in total revenues. The Company does not believe that software development expenses will increase significantly, if at all, for the remainder of 2000.

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions. The increase in absolute dollars for the three months ended March 31, 2000 compared to the same quarter of 1999 is due to an increase in the Company's provision for doubtful accounts, including the previously discussed $5.4 million adjustment made as a result of the Company's change in its methodology for calculating its allowance for doubtful accounts and costs related to ongoing customer disputes as a result of changes in product direction and certain product quality and customer service issues. While the methodology change will not impact ongoing collection efforts, the Company does expect an increase in its provision for doubtful accounts for the remainder of the year due to this new methodology. The increase in general and administrative expenses as a percentage of revenues for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 is due to both the increase in the provision for doubtful accounts and the decrease in the Company's total revenues.

Liquidity and Capital Resources

The following table summarizes Epicor's cash and cash equivalents, short-term investments, working capital and cash flows for the three months ended March 31, 2000 compared to year ended December 31, 1999 (in millions):

                                                                     March 31,      December 31,
                                                                       2000              1999
                                                                       ----              ----
       Cash and cash equivalents                                    $   13.3        $    18.2
       Short-term investments                                            3.4             12.2
       Working Capital                                                   7.2             16.7
       Net cash used in operating activities                           (14.0)            (9.7)
       Net cash provided by investing activities                         5.9              4.1
       Net cash provided by financing activities                         3.3              2.4

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements. Certain statements in this Quarterly Report on Form 10-Q/A, including statements regarding market trends, future revenue and expense levels and cash flows are forward looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 13 - 18. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including its subsequent Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

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

                                         EPICOR SOFTWARE CORPORATION
                                     -------------------------------------------
                                               (Registrant)


Date: November 14, 2000              /s/ Lee Kim
                                     -------------------------------------------
                                     Lee Kim
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

         27       Financial Data Schedule