Form 10-Q/A
period 2000-06-30
EPICOR SOFTWARE CORP
filed 2000-11-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                  FORM 10-Q/A
                                  Amendment 1


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

                                 FORM 10-Q/A INDEX

                                                                                    Page
                                                                                    ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2000
              (restated, unaudited) and December 31, 1999                             3

              Condensed Consolidated Statements of Operations (unaudited)
              for the Three Months and Six Months Ended  June 30, 2000
              (restated) and 1999                                                     4

              Condensed Consolidated Statements of Cash Flows
              (unaudited) for the Six Months Ended June 30, 2000
              (restated) and 1999                                                     5

              Notes to Unaudited Condensed Consolidated Financial Statements
              (restated)                                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk             21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                      22

Item 4.       Submission of Matters to a Vote of Security Holders                    22

Item 6.       Exhibits and Reports on Form 8-K                                       23


SIGNATURE                                                                            24

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         2000            1999
                                                                       ---------      ------------
                                                                      (Restated)
ASSETS                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                            $   6,587       $  18,221
  Short-term investments                                                   2,443          12,154
  Accounts receivable, net                                                72,345          75,263
  Prepaid expenses and other                                               8,560           8,984
                                                                       ---------       ---------
     Total current assets                                                 89,935         114,622

Property and equipment, net                                               14,423          16,650
Software development costs, net                                           11,629           9,083
Intangible assets, net                                                    22,540          25,668
Other assets                                                               3,615           4,154
                                                                       ---------       ---------
Total assets                                                           $ 142,142       $ 170,177
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  12,668       $  14,591
  Accrued expenses                                                        28,199          32,801
  Accrued merger and restructuring costs                                   4,372          11,562
  Deferred revenue                                                        44,235          39,017
                                                                       ---------       ---------
     Total current liabilities                                            89,474          97,971

Long-term liabilities                                                        295             400

Stockholders' equity:
  Preferred stock                                                          7,501           7,501
  Common stock                                                                42              41
  Additional paid-in capital                                             240,805         237,536
  Less: notes receivable from officers for issuance of restricted
   stock                                                                  (9,969)        (11,269)
  Accumulated other comprehensive loss                                    (2,516)         (1,590)
  Accumulated deficit                                                   (183,490)       (160,413)
                                                                       ---------       ---------
     Total stockholders' equity                                           52,373          71,806
                                                                       ---------       ---------
Total liabilities and stockholders'equity                              $ 142,142       $ 170,177
                                                                       =========       =========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                           -----------------------       ------------------------
                                             2000           1999            2000           1999
                                           --------       --------       ---------       --------
                                          (Restated)                     (Restated)
Revenues:
   License fees                            $ 20,360       $ 23,806       $  41,005       $ 49,444
   Services                                  36,244         40,318          71,110         79,020
   Other                                        881          2,032           1,981          3,797
                                           --------       --------       ---------       --------
     Total revenues                          57,485         66,156         114,096        132,261

Cost of revenues                             26,546         30,046          54,033         58,050
                                           --------       --------       ---------       --------

Gross profit                                 30,939         36,110          60,063         74,211

Operating expenses:
   Sales and marketing                       19,113         19,568          39,798         40,213
   Software development                       7,327          6,559          13,073         12,118
   General and administrative                14,305          9,381          31,634         19,920
   Special charges                             (700)            --            (700)            --
                                           --------       --------       ---------       --------
     Total operating expenses                40,045         35,508          83,805         72,251
                                           --------       --------       ---------       --------

Income (loss) from operations                (9,106)           602         (23,742)         1,960
Other income (expense), net                     265           (137)            665            946
                                           --------       --------       ---------       --------

Income (loss) before income taxes            (8,841)           465         (23,077)         2,906
Provision for income taxes                       --             70              --            436
                                           --------       --------       ---------       --------

Net income (loss)                          $ (8,841)      $    395       $ (23,077)      $  2,470
                                           ========       ========       =========       ========

Net income (loss) per share - basic        $  (0.21)      $   0.01       $   (0.56)      $   0.06
Net income (loss) per share - diluted      $  (0.21)      $   0.01       $   (0.56)      $   0.06

Common shares outstanding - basic            41,468         40,449          41,365         40,441
Common shares outstanding - diluted          41,468         41,731          41,365         41,833


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
                                                               (Restated)
OPERATING ACTIVITIES
Net income (loss)                                               $(23,077)      $  2,470
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                  8,726          8,103
    Provision for doubtful accounts                               12,636          2,686
    Special charges                                                 (700)            --
    Changes in operating assets and liabilities:
         Accounts receivable                                      (9,448)         3,079
         Prepaid expenses and other current assets                   424           (355)
         Accounts payable                                         (1,923)        (6,085)
         Accrued expenses                                         (4,790)        (7,637)
         Accrued merger and restructuring costs                   (5,055)        (6,136)
         Deferred revenue                                          5,218            103
                                                                --------       --------
Net cash used in operating activities                            (17,989)        (3,772)

INVESTING ACTIVITIES
Purchases of property and equipment                               (3,620)        (4,126)
Purchases of short-term investments                                   --        (21,275)
Proceeds from sale or maturity of short-term investments           9,711         21,785
Additions to capitalized software costs                           (3,984)        (2,804)
Other                                                                271           (112)
                                                                --------       --------
Net cash provided by (used in) investing activities                2,378         (6,532)

FINANCING ACTIVITIES
Exercise of common stock options                                   2,224          1,761
Common stock issued under the Employee Stock Purchase Plan         1,165             --
Proceeds from notes receivable from officers                       1,181             --
Payments of long-term liabilities                                   (105)          (594)
                                                                --------       --------
Net cash provided by financing activities                          4,465          1,167

Effect of exchange rate on cash                                     (488)           (81)
                                                                --------       --------
Net decrease in cash and cash equivalents                        (11,634)        (9,218)
Cash and cash equivalents at beginning of period                  18,221         22,175
                                                                --------       --------
Cash and cash equivalents at end of period                      $  6,587       $ 12,957
                                                                ========       ========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                                  JUNE 30, 2000

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Management and its auditors Ernst & Young decided to analyze additional information with respect to the aging of accounts receivable over 90 days, although the Company believed that it had adequately reserved for uncollectible accounts. Accordingly, the auditors' interim review of this quarterly report as required by Rule 10-01(d) of Regulation S-X was complete except with respect to this further analysis. Upon completion of this further analysis and consultation with the Company's auditors, the Company determined that a new methodology was required for determining its allowance for doubtful accounts. It was also determined that the Company's Quarterly Reports on Forms 10-Q for the periods ended March 31 and June 30, 2000 needed to be amended to reflect retroactive application of the new allowance methodology, as explained below. Consequently, Ernst & Young has now completed its procedures for this quarterly report as required by Rule 10-01(d) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

This restatement results in an increase in the Company's provision for doubtful accounts for the three and six months ended June 30, 2000 of $3,861,000 and $9,216,000, respectively. The following reflects the effect of this restatement on the Company's results of operations for the three and six month periods ended June 30, 2000 (in thousands, except per share amounts):

                                        Three Months Ended                        Six Months Ended
                                           June 30, 2000                            June 30, 2000
                              -------------------------------------        --------------------------------
                              As Reported              As Restated         As Reported         As Restated
                              -----------              -----------         -----------         -----------
Total operating expenses       $36,184                  $40,045             $ 74,589            $ 83,805
Net loss                       $(4,980)                 $(8,841)            $(13,861)           $(23,077)
Net loss per share-basic       $ (0.12)                 $ (0.21)            $  (0.34)           $  (0.56)
Net loss per share-diluted     $ (0.12)                 $ (0.21)            $  (0.34)           $  (0.56)

COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                                -------------------       ----------------------
                                                 2000         1999          2000          1999
                                                -------       -----       --------       -------
                                               (Restated)                (Restated)
      Net income (loss)                         $(8,841)      $ 395       $(23,077)      $ 2,470
      Unrealized gains (losses) on foreign
         currency translation adjustments          (436)       (762)          (926)         (339)
                                                -------       -----       --------       -------

      Total comprehensive income (loss)         $(9,277)      $(367)      $(24,003)      $ 2,131
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30,
                                                        ----------------------      ----------------------
                                                          2000          1999          2000          1999
                                                        --------       -------      --------       -------
                                                       (Restated)                  (Restated)
      Numerator:
         Net income (loss) - numerator for basic
         and diluted net income (loss) per share        $ (8,841)      $   395      $(23,077)      $ 2,470

      Denominator:
         Denominator for basic net income (loss)
         per share - weighted average shares              41,468        40,449        41,365        40,441

      Effect of dilutive securities:
         Employee stock options                               --           329            --           439
         Preferred stock                                      --           953            --           953
                                                        --------       -------      --------       -------
         Dilutive potential common shares                     --         1,282            --         1,392

         Denominator for diluted net income (loss)
         per share                                        41,468        41,731        41,365        41,833
                                                        ========       =======      ========       =======

      Net income (loss) per share - basic               $  (0.21)      $  0.01      $  (0.56)      $  0.06

      Net income (loss) per share - diluted             $  (0.21)      $  0.01      $  (0.56)      $  0.06


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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):

                                            Balance at      Write off      Reversal of                    Balance at
                                             December        of Fixed       Facility          Cash         June 30,
                                             31, 1999         Assets         Accrual        Payments         2000
                                             ---------      ---------      -----------      --------      ----------
      Separation costs for terminated
        employees and contractors            $ 2,005         $    --         $  --          $(2,001)       $    4
      Facilities closing and downsizing        4,712          (1,435)         (700)          (1,856)          721
      Remaining restructuring accrual
        from prior periods - 1998, 1997
        and 1996                               1,185              --            --             (104)        1,081
                                             -------         -------         -----          -------        ------

      Accrued restructuring costs              7,902          (1,435)         (700)          (3,961)        1,806

      Accrued merger costs                     3,660              --            --           (1,094)        2,566
                                             -------         -------         -----          -------        ------

      Total accrued merger and
        restructuring costs                  $11,562         $(1,435)        $(700)         $(5,055)       $4,372
                                             =======         =======         =====          =======        ======

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

This restatement results in an increase in the Company's provision for doubtful accounts for the three and six months ended June 30, 2000 of $3,861,000 and $9,216,000, respectively. The following reflects the effect of this restatement on the Company's results of operations for the three and six month periods ended June 30, 2000 (in thousands, except per share amounts):


                                      Three Months Ended           Six Months Ended
                                        June 30, 2000                June 30, 2000
                                  -------------------------   -------------------------
                                  As Reported   As Restated   As Reported   As Restated
                                  -----------   -----------   -----------   -----------


Total operating expenses           $ 36,184      $ 40,045      $ 74,589      $ 83,805
Net loss                           $ (4,980)     $ (8,841)     $(13,861)     $(23,077)
Net loss per share - basic         $  (0.12)     $  (0.21)     $  (0.34)     $  (0.56)
Net loss per share - diluted       $  (0.12)     $  (0.21)     $  (0.34)     $  (0.56)


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

The following table summarizes the 2000 activity in the Company's reserves associated with all acquisitions and restructurings (in thousands):

                                               Balance at      Write off       Reversal of                      Balance at
                                              December 31,      of Fixed        Facility          Cash           June 30,
                                                  1999           Assets         Accrual         Payments           2000
                                              ------------     ---------       -----------      --------        ----------
      Separation costs for terminated
        employees and contractors               $ 2,005         $    --          $  --          $(2,001)         $    4

      Facilities closing and downsizing           4,712          (1,435)          (700)          (1,856)            721

      Remaining restructuring accrual
        from prior periods - 1998, 1997
        and 1996                                  1,185              --             --             (104)          1,081
                                                -------         -------          -----          -------          ------

      Accrued restructuring costs                 7,902          (1,435)          (700)          (3,961)          1,806

      Accrued merger costs                        3,660              --             --           (1,094)          2,566
                                                -------         -------          -----          -------          ------

      Total accrued merger and
         restructuring costs                    $11,562         $(1,435)         $(700)         $(5,055)         $4,372
                                                =======         =======          =====          =======          ======

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of Epicor's results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 (in millions except percentages):

                                       Three Months Ended June 30,                     Six Months Ended June 30,
                              -------------------------------------------    ------------------------------------------
                                 2000       1999    Change $    Change %        2000       1999    Change $    Change %
                              ----------   -----    --------    --------     ----------    -----   --------    --------
                              (Restated)                                     (Restated)
Revenues:
   License fees                 $20.4      $23.8     $(3.4)      (14.5)%        $41.0      $49.4     $(8.4)     (17.1)%
   Services                      36.2       40.3      (4.1)      (10.1)%         71.1       79.0      (7.9)     (10.0)%
   Other                          0.9        2.1      (1.2)      (56.6)%          2.0        3.9      (1.9)     (47.8)%
                                -----      -----     -----       -----          -----      -----     -----      -----
     Total revenues              57.5       66.2      (8.7)      (13.1)%        114.1      132.3     (18.2)     (13.7)%

As a percentage of
  revenues:
   License fees                  35.4%      36.0%                                35.9%      37.4%
   Services                      63.0%      60.9%                                62.3%      59.7%
   Other                          1.6%       3.1%                                 1.8%       2.9%
                                -----      -----                                -----      -----
     Total revenues             100.0%     100.0%                               100.0%     100.0%

Gross profit                    $30.9      $36.1     $(5.2)      (14.3)%        $60.1      $74.2    $(14.1)     (19.1)%
   As a percentage of
     revenues                    53.8%      54.6%                                52.6%      56.1%

Sales and marketing             $19.1      $19.6     $(0.5)       (2.3)%        $39.8      $40.2     $(0.4)      (1.0)%
   As a percentage
     of revenues                 33.2%      29.6%                                34.9%      30.4%

Software development             $7.3       $6.6      $0.8         11.7%        $13.1      $12.1      $1.0        7.9%
   As a percentage of
     revenues                    12.7%       9.9%                                11.5%       9.2%

General and administrative      $14.3       $9.4      $4.9         52.5%        $31.6      $19.9      $11.7      58.8%
   As a percentage of
     revenues                    24.9%      14.2%                                27.7%      15.1%


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

Operating Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the three and six months ended June 30, 2000 compared to the same periods of 1999 is primarily due to the reduction in sales personnel as a result of the previously mentioned 1999 restructuring as well as employee attrition especially in the Company's Avante sales personnel. This decrease, however, is offset by an increase in marketing costs associated with the renaming and release of the Company's e by Epicor product and to increased expenditures on demand generation activities. The increase in sales and marketing expenses as a percentage of revenues for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is due to the overall decrease in total revenues. The Company does not believe that sales and marketing expenses will increase significantly, if at all, for the remainder of 2000.

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the three months ended June 30, 2000 and 1999, the Company capitalized $1.4 million and $1.2 million, respectively, of software development costs. For the six months ended June 30, 2000, the Company capitalized $4.0 million of software development costs compared with $2.8 million for the same period of 1999. Capitalized software development costs include both internally generated development costs for development of the company's future product releases and third party development costs related to the localization and translation into different languages of the Platinum ERA product and certain applications of the Platinum ERA 7.0b release. The increase in gross software development expenses for the three and six months ended June 30, 2000 as compared to the same period of 1999 is largely due to less internal costs being eligible for capitalization due to timing of the Company's product releases.
The increase in software development expenses as a percentage of revenues for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is due to the overall decrease in total revenues. The Company does not believe that software development expenses will increase significantly, if at all, for the remainder of 2000.

General and administrative expenses consist primarily of cost associated with the Company's executive, financial, human resources and information services functions. The increase in absolute dollars for the three and six months ended June 30, 2000 compared to the same periods of 1999 is due to an increase in the Company's provision for doubtful accounts, including the previously discussed $3.9 million and $9.2 million adjustment made for the three and six months ended June 30, 2000, respectively, as a result of the Company's change in methodology for calculating its allowance for doubtful accounts and costs related to ongoing customer disputes as a result of changes in product direction and certain product quality and customer service issues. While this methodology change will not impact ongoing collection efforts, the Company does expect an increase in its provision for doubtful accounts for the remainder of the year due to this new methodology. The increase in general and administrative expenses as a percentage of revenues for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is due to both the increase in the provision for doubtful accounts and the decrease in the Company's total revenues.

Liquidity and Capital Resources

The following table summarizes Epicor's cash and cash equivalents, short-term investments, working capital and cash flows for the six months ended June 30, 2000:

                                                        June 30,
                                                          2000
                                                        --------
      Cash and cash equivalents                          $  6.6
      Short-term investments                                2.4
      Working Capital                                       0.5
      Net cash used in operating activities               (18.0)
      Net cash provided by investing activities             2.4
      Net cash provided by financing activities             4.5


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

A significant portion of the cash used by operating activities was due to an increase in accounts receivable. The Company's gross accounts receivable have increased from $92.4 million at December 31, 1999 to $97.0 million at June 30, 2000. In addition, the proportion of such receivables over 90 days old has also increased. The increases in gross and aged receivables are partially attributable to delays in the Company's collections activities related to the Company's consolidation of its previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. Although the Company believed that it had adequately reserved for uncollectible accounts and that it would reduce its aged receivables during the remainder of the year, management and its auditors, Ernst & Young, decided to analyze additional information with respect to the aging of accounts receivable over 90 days. Accordingly, the auditors interim review of this quarterly report as required by Rule 10-01(d) of Regulation S-X was complete except with respect to this further analysis. Upon completion of this further analysis and consultation with the Company's auditors, the Company determined that a new methodology was required for determining its allowance for doubtful accounts. It was also determined that the Company's Quarterly Reports on Forms 10-Q for the periods ended March 31 and June 30, 2000 needed to be amended to reflect retroactive application of the new allowance methodology, as previously explained. Consequently, Ernst & Young has now completed its procedures for this quarterly report as required by Rule 10-01(d) of Regulation S-X. The level of total future receivables is not estimable as it is dependent upon the level and timing of future revenues. There can be no assurance that the Company has resolved all issues arising from the aforementioned integration or that aged receivables will be reduced during the remainder of the year.

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

OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HAVE BEEN DECLINING AND OUR GROSS ACCOUNTS RECEIVABLES SINCE DECEMBER 31, 1999 HAVE BEEN INCREASING, INCLUDING AN INCREASE IN THE PROPORTION OF ACCOUNTS RECEIVABLE OVER 90 DAYS OLD, AND AS A RESULT OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents and short-term investments decreased from $30.4 million at December 31, 1999 to $9.0 million at June 30, 2000, principally due to the net loss incurred during the six months ended June

30, 2000 and cash outlays related to the 1999 restructuring. There will be additional cash outlays in connection with facilities reductions and closures arising out of the 1999 restructuring. In addition, there will be further cash outlays in connection with prior restructurings and in connection with the 1998 DataWorks' merger. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company believes it has reduced operating expenses sufficiently in order to achieve positive quarterly operating cash flow sometime during the second half of fiscal year 2000. If the Company is not successful in achieving targeted revenues, targeted expenses or a positive cash flow, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, if the Company is unable to achieve a positive cash flow, there can be no assurance that the Company will be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced an increase in its gross accounts receivables since December 31, 1999, including an increase in the proportion of accounts receivable over 90 days old. The increases in gross and aged receivables are partially attributable to delays in the Company's collections activities related to the Company's consolidation of its previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. Although the Company believed that it had adequately reserved for uncollectible accounts and that it would reduce its aged receivables during the remainder of the year, management and its auditors, Ernst & Young, decided to analyze additional information with respect to the aging of accounts receivable over 90 days. Accordingly, the auditors interim review of this quarterly report as required by Rule 10-01(d) of Regulation S-X was complete except with respect to this further analysis. Upon completion of this further analysis and consultation with the Company's auditors, the Company determined that a new methodology was required for determining its allowance for doubtful accounts. It was also determined that the Company's Quarterly Reports on Forms 10-Q for the periods ended March 31 and June 30, 2000 needed to be amended to reflect retroactive application of the new allowance methodology, as previously explained. Consequently, Ernst & Young has now completed its procedures for this quarterly report as required by Rule 10-01(d) of Regulation S-X. If the Company is not successful in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility it secured in July 2000. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 80% of eligible accounts receivables, which excludes receivables over ninety days old. The Company's ability to borrow under the credit facility could be impacted by its compliance with certain financial covenants. Such compliance could be impacted by collectibility of the Company's accounts receivable.

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

                                             EPICOR SOFTWARE CORPORATION
                                      ------------------------------------------
                                                     (Registrant)


Date: November 14, 2000               /s/ Lee Kim
                                      -----------
                                      Lee Kim
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------

     27                  Financial Data Schedule