Form 10-Q
period 2000-09-30
EPICOR SOFTWARE CORP
filed 2000-11-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______________________ TO __________________


                           COMMISSION FILE NO. 0-20740

                              --------------------

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

                              ---------------------

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

As of November 7, 2000, there were 41,453,642 shares of common stock outstanding.

                                 FORM 10-Q INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999                                    3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months and Nine Months Ended September 30,
         2000 and 1999                                                        4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Nine Months Ended September 30, 2000 and 1999                5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

SIGNATURE                                                                    23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2000              1999
                                                  -------------     ------------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                        $  19,350         $  18,221
  Short-term investments                                  40            12,154
  Accounts receivable, net                            61,584            75,263
  Prepaid expenses and other current assets            8,053             8,984
                                                   ---------         ---------
     Total current assets                             89,027           114,622

Property and equipment, net                           13,275            16,650
Software development costs, net                        5,759             9,083
Intangible assets, net                                20,771            25,668
Other assets                                           3,588             4,154
                                                   ---------         ---------
Total assets                                       $ 132,420         $ 170,177
                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $   8,388         $  14,591
  Accrued expenses                                    27,894            32,801
  Current portion of long-term debt                    9,444                --
  Accrued merger and restructuring costs               3,263            11,562
  Deferred revenue                                    44,044            39,017
                                                   ---------         ---------
     Total current liabilities                        93,033            97,971

Long-term debt                                           253               400

Stockholders' equity:
  Preferred stock                                      7,501             7,501
  Common stock                                            42                41
  Additional paid-in capital                         240,822           237,536
  Less: notes receivable from officers for
        issuance of restricted stock                  (9,969)          (11,269)
  Accumulated other comprehensive loss                (3,475)           (1,590)
  Accumulated deficit                               (195,787)         (160,413)
                                                   ---------         ---------
     Total stockholders' equity                       39,134            71,806
                                                   ---------         ---------
Total liabilities and stockholders' equity         $ 132,420         $ 170,177
                                                   =========         =========


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------       -------------------------
                                                     2000           1999            2000            1999
                                                   --------       --------       ---------       ---------
Revenues:
   License fees                                    $ 16,356       $ 22,024       $  57,361       $  71,468
   Services                                          34,528         40,210         105,638         119,230
   Other                                              1,043            971           3,024           4,768
                                                   --------       --------       ---------       ---------
     Total revenues                                  51,927         63,205         166,023         195,466

Cost of revenues                                     28,316         30,134          82,349          88,184
                                                   --------       --------       ---------       ---------
Gross profit                                         23,611         33,071          83,674         107,282

Operating expenses:
   Sales and marketing                               17,558         22,599          57,356          62,812
   Software development                               6,565          8,348          19,638          20,466
   General and administrative                        11,944         11,869          43,578          31,789
   Special charges                                       --             --            (700)             --
                                                   --------       --------       ---------       ---------
     Total operating expenses                        36,067         42,816         119,872         115,067
                                                   --------       --------       ---------       ---------

Loss from operations                                (12,456)        (9,745)        (36,198)         (7,785)
Other income, net                                       159             47             824             993
                                                   --------       --------       ---------       ---------

Loss before income taxes                            (12,297)        (9,698)        (35,374)         (6,792)
Provision for income taxes                               --             --              --             436
                                                   --------       --------       ---------       ---------
Net loss                                           $(12,297)      $ (9,698)      $ (35,374)      $  (7,228)
                                                   ========       ========       =========       =========

Net loss per share - basic and diluted             $  (0.30)      $  (0.24)      $   (0.85)      $   (0.18)

Common shares outstanding - basic and diluted        41,450         40,703          41,394          40,510


  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     ------------------------
                                                                       2000           1999
                                                                     --------       --------
OPERATING ACTIVITIES
Net loss                                                             $(35,374)      $ (7,228)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                      12,866         13,602
    Write-off capitalized software costs                                5,337             --
    Provision for doubtful accounts                                    17,065          4,966
    Special charges                                                      (700)            --
    Changes in operating assets and liabilities:
         Accounts receivable                                           (2,946)         1,927
         Inventories                                                       --           (153)
         Prepaid expenses and other current assets                        931         (1,367)
         Accounts payable                                              (4,971)        (2,940)
         Accrued expenses                                              (5,227)        (6,849)
         Accrued merger and restructuring costs                        (6,164)        (7,318)
         Deferred revenue                                               4,989         (1,592)
                                                                     --------       --------
Net cash used in operating activities                                 (14,194)        (6,952)

INVESTING ACTIVITIES
Purchases of property and equipment                                    (4,615)        (9,895)
Purchases of short-term investments                                        --        (24,803)
Proceeds from sale or maturity of short-term investments               12,114         35,151
Additions to capitalized software costs                                (5,486)        (4,871)
Other                                                                     403            681
                                                                     --------       --------
Net cash provided by (used in) investing activities                     2,416         (3,737)

FINANCING ACTIVITIES
Exercise of common stock options                                        2,240          1,336
Common stock issued under the Employee Stock Purchase Plan              1,165          1,745
Proceeds from notes receivable from officers                            1,181            186
Proceeds from term loan                                                10,000             --
Payments on term loan                                                    (556)            --
Payments on other long-term liabilities                                  (146)        (1,111)
                                                                     --------       --------
Net cash provided by financing activities                              13,884          2,156

Effect of exchange rate changes on cash                                  (977)           748
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                    1,129         (7,785)
Cash and cash equivalents at beginning of period                       18,221         22,175
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 19,350       $ 14,390
                                                                     ========       ========

  See accompanying notes to these condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments except for the write-down of capitalized software development cost as discussed below - Write-Down of Capitalized Software Development Costs) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results of operations which may be reported for any other interim period or for the entire year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, as permitted by SEC rules and regulations.

RESTATEMENT OF FINANCIAL RESULTS

On October 31, 2000, the Company announced that it was restating its results of operations for the first and second quarters of 2000 to reflect an increase in the Company's allowance for doubtful accounts. Following the end of the second quarter of 2000, the Company and its independent auditors initiated a review of the Company's methodology for the calculation of its allowance for doubtful accounts. Upon completion of this review and consultation with the Company's auditors, the Company determined that a new methodology was required for determining the level of allowance required. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. While this method did not automatically consider an account to be uncollectible based on its age, age was a factor considered. Under the new methodology, age of an account is the key determinant of the level of allowance required. It was also determined that the new methodology should be applied to all quarters of 2000 based on the increasing percentage of aged accounts during the course of the year. This restatement resulted in a cumulative increase in the Company's provision for doubtful accounts for the six months ended June 30, 2000 of $9,216,000.

COMPREHENSIVE LOSS

The components of comprehensive loss for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,                September 30,
                                               ----------------------       ----------------------
                                                 2000          1999           2000          1999
                                               --------       -------       --------       -------
     Net loss                                  $(12,297)      $(9,698)      $(35,374)      $(7,228)
     Unrealized gains (losses) on foreign
        currency translation adjustments           (959)        1,258         (1,885)          919
                                               --------       -------       --------       -------
     Total comprehensive loss                  $(13,256)      $(8,440)      $(37,259)      $(6,309)
                                               ========       =======       ========       =======

BASIC AND DILUTED NET INCOME PER SHARE

Basic and diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share does not consider the impact of employee stock options and preferred stock because their effect would be anti-dilutive.

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

On April 1, 1999, the Company acquired the remaining 80.1% interest which it did not already own in Evosoft DataWorks Software GmbH ("Evosoft") for approximately $0.7 million in cash. The original 19.9% investment was made in January 1998. Evosoft, located in Nuremberg, Germany, primarily markets, distributes and supports the Avante and e by Epicor product lines in Germany. The excess costs over fair market value of the net assets purchased has been allocated to developed technology and assembled workforce and is being amortized over five years. The acquisition was accounted for as a purchase for financial reporting purposes and the results of operations of Evosoft, which are not material, are included in the results of the Company's operations subsequent to April 1, 1999.

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

The following table summarizes the 2000 activity in the Company's reserves associated with its acquisitions and restructurings (in thousands):

                                             Balance at     Write off     Reversal of                    Balance at
                                            December 31,     of Fixed      Facility          Cash       September 30,
                                                1999          Assets        Accrual        Payments         2000
                                            ------------    ---------     -----------      --------     -------------
     Separation costs for  terminated
       employees and contractors              $ 2,005        $    --         $  --         $(2,005)        $   --
     Facilities closing and downsizing          4,712         (1,435)         (700)         (2,259)           318
     Remaining restructuring accrual
       from prior periods - 1998,
       1997 and 1996                            1,185             --            --            (758)           427
                                              -------        -------         -----         -------         ------
     Accrued restructuring costs                7,902         (1,435)         (700)         (5,022)           745

     Accrued merger costs                       3,660             --            --          (1,142)         2,518
                                              -------        -------         -----         -------         ------
     Total accrued merger and
       restructuring costs                    $11,562        $(1,435)        $(700)        $(6,164)        $3,263
                                              =======        =======         =====         =======         ======

During the quarter ended June 30, 2000, the Company determined that $0.7 million of the restructuring reserves recorded as part of the Company's December 1999 restructuring were not needed. This was the result of the Company's ability to close certain facilities for less than the amount originally estimated. This amount has been recorded against special charges in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2000, all employee terminations as a result of the Company's 1999 restructuring have taken place and all related payments have been made.

CREDIT FACILITY

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution. The facility is secured by substantially all of the Company's assets. The credit facility is comprised of a $10.0 million term loan and $20.0 million revolving loan. Borrowings under the revolving loan are limited to 85% of eligible accounts receivable. The term loan is to be repaid in 36 equal monthly principal payments, plus interest at 3% above the bank prime rate. The Company is also required to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth.

The revolving credit facility matures on August 1, 2003, and bears interest at a variable rate equal to either the prime rate or the LIBOR rate, at the Company's option, plus a margin which ranges from 0.25% to 1.25% on the prime rate loans or 2.5% to 3.75% on LIBOR rate loans, depending on the Company's financial performance.

On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. As of September 30, 2000 the balance on this loan is $9.4 million. To date, no amounts have been borrowed against the revolving loan. As of September 30, 2000, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on November 13, 2000 and is negotiating to amend the credit agreement to reduce the thresholds required by the EBITDA and the tangible net worth financial covenants.

WRITE-DOWN OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During the quarter ended September 30, 2000, the Company determined that the carrying value of its capitalized software development costs related to localized products marketed in Latin America and continental Europe exceeded its net realizable value. Accordingly, a charge of $5.3 million is included in cost of revenues for the three and nine months ended September 30, 2000 for the write-down of these capitalized costs to their estimated net realizable value.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The Company designs, develops, markets and supports integrated enterprise business software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. These integrated solutions address customers' requirements in the areas of customer relationship management, financials, distribution, manufacturing and e-business. The Company's business solutions are focused on the mid-market, which generally includes companies between $10 million and $500 million in annual revenues. Its product and services are sold worldwide by the Company's direct sales force, international subsidiaries and an authorized network of VARs, distributors and software consultants.

RESTATEMENT OF FINANCIAL RESULTS

On October 31, 2000, the Company announced that it was restating its results of operations for the first and second quarters of 2000 to reflect an increase in the Company's allowance for doubtful accounts. Following the end of the second quarter of 2000, the Company and its independent auditors initiated a review of the Company's methodology for the calculation of its allowance for doubtful accounts. Upon completion of this review and consultation with the Company's auditors, the Company determined that a new methodology was required for determining the level of allowance required. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. While this method did not automatically consider an account to be uncollectible based on its age, age was a factor considered. Under the new methodology, age of an account is the key determinant of the level of allowance required. It was also determined that the new methodology should be applied to all quarters of 2000 based on the increasing percentage of aged accounts during the course of the year. This restatement resulted in a cumulative increase in the Company's provision for doubtful accounts for the six months ended June 30, 2000 of $9,216,000.

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

The following table summarizes the 2000 activity in the Company's reserves associated with its acquisitions and restructurings (in thousands):

                                             Balance at     Write off     Reversal of                    Balance at
                                            December 31,     of Fixed      Facility          Cash       September 30,
                                                1999          Assets        Accrual        Payments         2000
                                            ------------    ---------     -----------      --------     -------------
     Separation costs for  terminated
       employees and contractors              $ 2,005        $    --         $  --         $(2,005)        $   --
     Facilities closing and downsizing          4,712         (1,435)         (700)         (2,259)           318
     Remaining restructuring accrual
       from prior periods - 1998,
         1997 and 1996                          1,185             --            --            (758)           427
                                              -------        -------         -----         -------         ------
     Accrued restructuring costs                7,902         (1,435)         (700)         (5,022)           745

     Accrued merger costs                       3,660             --            --          (1,142)         2,518
                                              -------        -------         -----         -------         ------
     Total accrued merger and
       restructuring costs                    $11,562        $(1,435)        $(700)        $(6,164)        $3,263
                                              =======        =======         =====         =======         ======

During the quarter ended June 30, 2000, the Company determined that $0.7 million of the restructuring reserves recorded as part of the Company's December 1999 restructuring were not needed. This was the result of the Company's ability to close certain facilities for less than the amount originally estimated. This amount has been recorded against special charges in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2000, all employee terminations as a result of the Company's 1999 restructuring have taken place and all related payments have been made.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company experienced a significant reduction in operating expenses for the quarter ended September 30, 2000 compared to the quarter ended December 31, 1999 largely due to the aforementioned restructuring.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of Epicor's results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 (in millions except percentages):

                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                --------------------------------------------   ----------------------------------------
                                2000       1999     Change $    Change %        2000       1999     Change $   Change %
                                -----      -----    --------    --------       ------     ------    --------   --------
Revenues:
   License fees                 $16.4      $22.0     $(5.6)      (25.5)%       $ 57.4     $ 71.5    $(14.1)     (19.7)%
   Services                      34.5       40.2      (5.7)      (14.2)%        105.6      119.2     (13.6)     (11.4)%
   Other                          1.0        1.0        --          -- %          3.0        4.8      (1.8)     (37.5)%
                                -----      -----     -----       -----         ------     ------    ------     -------
     Total revenues              51.9       63.2     (11.3)      (17.9)%        166.0      195.5     (29.5)     (15.1)%

As a percentage of
  revenues:
    License fees                 31.6%      34.8%                                34.6%      36.6%
    Services                     66.5%      63.6%                                63.6%      61.0%
    Other                         1.9%       1.6%                                 1.8%       2.4%
                                -----      -----                               ------     ------
     Total revenues             100.0%     100.0%                               100.0%     100.0%

Gross profit                    $23.6      $33.1     $(9.5)      (28.7)%        $83.7     $107.3    $(23.6)     (22.0)%
   As a percentage
     of revenues                 45.5%      52.4%                                50.4%      54.9%

Sales and marketing             $17.6      $22.6     $(5.0)      (22.1)%        $57.4      $62.8     $(5.4)      (8.6)%
   As a percentage
     of revenues                 33.9%      35.8%                                34.5%      32.1%

Software development             $6.6       $8.3     $(1.7)      (20.5)%        $19.6      $20.5     $(0.9)      (4.4)%
   As a percentage
     of revenues                 12.7%      13.1%                                11.8%      10.5%

General and administrative      $11.9      $11.9     $  --          -- %        $43.6      $31.8     $11.8       37.1%
   As a percentage
     of revenues                22.9%       18.8%                                26.2%      16.3%

Revenues

The Company experienced an overall decrease in license fee revenues for both the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. This decline is due to several factors including (i) an extended sales cycle as customers continue to transition to the purchase of integrated and comprehensive eBusiness suites and overall softness in the enterprise software market, (ii) the transitioning of the Company's sales force to the Company's new suite-based sales strategy, and (iii) decreased sales volumes in the Company's manufacturing application products as a result of the Company's decision to focus sales of certain of these products on current customers as opposed to new customers. Additionally, the Company's license revenues were negatively impacted by the Company's transition to an exclusive reseller channel during the third quarter of 2000. The Company expects that these conditions could continue to affect demand for eBusiness and enterprise applications for the remainder of the year.

Services revenues consist of fees from software maintenance, consulting, custom programming and education services. The decrease in services revenues in absolute dollars for the three and nine month periods ended September 30, 2000 as compared with the same periods in 1999 is attributable to lower consulting revenues due to fewer implementation projects as a result of decreased license fee revenues as previously discussed. Although services revenues decreased in absolute dollars, as a percentage of total revenues, services revenues increased. This is the result of an increase in maintenance services revenues due to growth of the Company's installed base of customers. The Company anticipates that consulting revenues will continue to be negatively impacted by a decrease in the related license revenues for the remainder of 2000. However, as the Company's installed base continues to grow, some of this decrease in consulting revenues is expected to be offset by an increase in maintenance revenues.

Other revenues consist primarily of third-party hardware and forms sales. The decrease in other revenues in absolute dollars for the nine months ended September 30, 2000 as compared with the same period in 1999 is due to a decrease in third-party hardware sales as hardware sales are directly attributable to license fees from the manufacturing applications product line.

International revenues were $13.4 million and $17.6 million in the third quarter of 2000 and 1999, respectively, representing 25.8% and 27.9%, respectively, of total revenues. International revenues were $42.6 million and $55.5 million for the nine months ended September 30, 2000 and 1999, respectively, representing 25.7% and 28.4% of total revenues, respectively. The decreases in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2000 as compared to the same 1999 periods are primarily attributable to decreased international sales of the Company's manufacturing application products. The Company expects this trend to continue going forward. However, with sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consist primarily of royalties paid for licensed software incorporated into the Company's products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; and the amortization and write-down of capitalized software development costs. A charge of $5.3 million is included in cost of revenues for the quarter ended September 30, 2000 to write-down to estimated realizable value capitalized software development costs related to localized products marketed in Latin America and continental Europe.

The decline in gross profit in absolute dollars and as a percentage of revenues for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 was due to several factors, including (i) the previously discussed write-down of capitalized software development costs of $5.3 million,
(ii) an increase in sales of third party products incorporated into the Company's products resulting in an increase in royalty expense, and (iii) the aforementioned decrease in license fee revenues. The decrease in gross profit percentage for the quarter ended September 30, 2000 as compared to the same quarter in 1999, was due to the above factors, partially offset by a decrease in the professional services cost base and an increase in the utilization rate of professional services personnel during the third quarter of 2000.

The Company expects gross profit to continue to be negatively impacted during the remainder of 2000 by the decline in the Company's revenue base.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the three and nine months ended September 30, 2000 compared to the same periods of 1999 is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of a reduction in sales personnel from the previously mentioned 1999 restructuring as well as reductions related to a reorganization of the Company's sales force from a product line orientation to a geographic orientation. Additionally, during the three and nine month periods ended September 30, 2000, the Company decreased its advertising and related costs as compared to the same periods in 1999. This decrease was due to initial costs incurred in 1999 related to the renaming of the Company and release of the Company's e by Epicor product, both of which required additional advertising and related expenditures. Such initial efforts and additional expenditures were substantially completed by 2000. However, the Company expects to incur additional rebranding costs beginning in the fourth quarter of 2000.

For the quarter ended September 30, 2000, sales and marketing expense as a percentage of revenues decreased as compared to the same period in prior year due to the Company's effort to control marketing costs. However, for the nine months ended September 30, 2000 sales and marketing expense as a percentage of revenues increased as compared to the same period in prior year due to the decrease in the Company's revenue base for the same period.

Software Development

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the three months ended September 30, 2000 and 1999, the Company capitalized $1.5 million and $2.1 million, respectively, of software development costs. For the nine months ended September 30, 2000, the Company capitalized $5.5 million of software development costs compared with $4.9 million for the same period of 1999. Capitalized software development costs include both internally generated development costs for development of the Company's future product releases and third party development costs related to the localization and translation of certain of the Company's products for foreign markets.

The decrease in gross software development expenses for the three and nine months ended September 30, 2000 as compared to the same period of 1999 is largely due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of a reduction in software development personnel from the previously mentioned 1999 restructuring as well as employee attrition. Additionally, the decrease in software development expenses is attributable to spending in 1999 for Year 2000 remediation costs in the amount $1.1 million and $1.5 million during the three and nine month periods ended September 30, 1999, respectively. These costs were not incurred in 2000. The decrease in software development costs as a percentage of revenues for the three months ended September 30, 2000 as compared to the same period in the prior year is due to a higher percentage of internally generated development costs capitalized in the three months ended September 30, 2000 compared to the same period of 1999, 17.5% and 12.6%, respectively. However, for the nine months ended September 30, 2000 software development expense as a percentage of revenues increased as compared to the same period in prior year due to the decrease in the Company's revenue base for the same period. The Company expects software development expenses to increase from third quarter levels in absolute dollars over the fourth quarter of 2000.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions. The increase in absolute dollars in general and administrative expenses for the nine months ended September 30, 2000 as compared to the same period in 1999 is due to an increase in the Company's provision for doubtful accounts. In 2000, the Company changed its methodology for the calculation of its allowance for doubtful accounts. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. While this method did not automatically consider an account to be uncollectible based on age, age was a factor considered. Under the new methodology, age of an account is now the key determinant of the level of allowance required. The Company had a similar increase in its provision for doubtful accounts for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, however, this increase was offset by a decrease in the costs of salaries, benefits and other headcount related expenses as a result of a reduction in general and administrative personnel from the previously mentioned 1999 restructuring, employee attrition and the reduction of the general and administrative cost structure. While the methodology change for the calculation of the allowance for doubtful accounts will not impact ongoing collection efforts, the Company does expect an increase in its provision for doubtful accounts for the remainder of the year due to this new methodology.

As a percentage of revenue, general and administrative expenses increased for both the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. This decrease is due to both the increase in the provision for doubtful accounts and the decline in the Company's revenue base.

Liquidity and Capital Resources

The following table summarizes Epicor's cash and cash equivalents, working capital and cash flows as of and for the nine months ended September 30, 2000:

                                                              September 30,
                                                                  2000
                                                              -------------
            Cash and cash equivalents                            $ 19.4
            Working capital                                        (4.0)
            Net cash used in operating activities                 (14.2)
            Net cash provided by investing activities               2.4
            Net cash provided by financing activities              13.9

As of September 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $19.4 million. The Company used $14.2 million in cash for operating activities during the nine month period ended September 30, 2000 primarily to fund its net loss. As part of the $14.2 million in operating cash outlays in the nine months ended September 30, 2000, the Company paid $1.8 million in settlement of the previously discussed Alyn lawsuit, $2.4 million to fund certain strategic alliances, and $6.2 million for severance costs, lease terminations and other costs related to the 1999, 1998, 1997 and 1996 restructurings, and costs related to the 1998 DataWorks merger. At September 30, 2000, the Company has $3.3 million in cash obligations related to lease terminations and other costs related to the restructuring plans and the 1998 DataWorks merger. The Company believes these obligations will be funded from existing cash reserves, working capital, operations and the new credit facility.

The Company's principal investing activities for the nine month period ended September 30, 2000 included net sales of short-term investments of $12.1 million and capital expenditures of $4.6 million to accommodate facility reorganizations and the Company's expanding information technology infrastructure. In addition, cash used in investing activities included capitalized software development costs of $5.5 million primarily related to the localization and translation of certain of the Company's products for foreign markets. See discussion regarding write-down of capitalized software development costs under Gross Profit.

Financing activities for the nine months ended September 30, 2000 included proceeds of $10.0 million from a term loan and payments made of $0.6 million against such loan. In addition, cash provided by financing activities included proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $3.4 million as well as payments received against loans related to restricted stock grants from officers of $1.2 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution. The facility is secured by substantially all of the Company's assets. The credit facility is comprised of a $10.0 million term loan and $20.0 million revolving loan. Borrowings under the revolving loan are limited to 85% of eligible accounts receivable. The term loan is to be repaid in 36 equal monthly principal payments, plus interest at 3% above the bank prime rate. The Company is also required to comply with certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth.

The revolving credit facility matures on August 1, 2003, and bears interest at a variable rate equal to either the prime rate or the LIBOR rate, at the Company's option, plus a margin which ranges from 0.25% to 1.25% on the prime rate loans or 2.5% to 3.75% on LIBOR rate loans, depending on the Company's financial performance.

On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. As of September 30, 2000 the balance on this loan is $9.4 million. To date, no amounts have been borrowed against the revolving loan. As of September 30, 2000, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on November 13, 2000 and is negotiating to amend the credit agreement to reduce the thresholds required by the EBITDA and the tangible net worth financial covenants.

The Company has experienced negative cash flows from operations of $14.2 million for the nine months ended September 30, 2000. The Company has taken steps to reduce its operating expenses as part of its 1999 restructuring, including a reduction in workforce and facilities consolidation and closure. As a result of these actions and the Company's enhanced receivable collection activities, the Company generated positive cash flows from operating activities of $3.8 million during the quarter ended September 30, 2000 and expects to generate positive cash flows from operations during the remainder of 2000. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or in maintaining positive cash flows from operations, the Company may be required to take further actions to align its operating expenses such as further reductions in work force or other cost cutting measures. Although management's goal is to reduce losses and, ultimately, return the Company to profitability, there can be no assurance that these actions will enable the Company to achieve profitability. Considering the Company's current cash reserves, together with other existing sources of liquidity, including its $30 million credit facility, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS - SAFE HARBOR.

Certain statements in this Quarterly Report on Form 10-Q, including statements regarding market trends, future revenue and expense levels and cash flows are forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) it will generate positive cash flow from operations for the remainder of the year, (ii) there will not be an increase in hardware sales, (iii) sales and marketing expense will not increase significantly in the fourth quarter,
(iv) research, development, general and administrative costs will increase in the fourth quarter, and (v) international revenue will remain a significant portion of total revenue. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 15-22. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including its subsequent Annual Report on Form 10-K to be filed by the Company for the year ending December 31, 2000.

OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HAVE BEEN DECLINING AND OUR GROSS ACCOUNTS RECEIVABLES SINCE DECEMBER 31, 1999 HAVE BEEN INCREASING, INCLUDING AN INCREASE IN THE PROPORTION OF ACCOUNTS RECEIVABLE OVER 90 DAYS OLD, AND AS A RESULT OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents and short-term investments decreased from $30.4 million at December 31, 1999 to $19.4 million at September 30, 2000, principally due to the net loss incurred during the nine months ended September 30, 2000 and cash outlays related to the 1999 restructuring. There will be additional cash outlays in connection with facilities reductions and closures arising out of the 1999 restructuring. In addition, there will be further cash outlays in connection with prior restructurings and in connection with the 1998 DataWorks' merger.

See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company believes it has reduced operating expenses sufficiently in order to achieve positive quarterly operating cash flow during the second half of fiscal year 2000. The Company in fact achieved positive operating cash flow for the third quarter of 2000. However, if the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow for the remainder of the year, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, as of September 30, 2000, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on November 13, 2000 and is negotiating to amend the credit agreement to reduce the thresholds required by the EBITDA and the tangible net worth financial covenants. If the Company is unable to maintain a positive cash flow or successfully amend the financial covenants in its current credit agreements, there can be no assurance that the Company will be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced since December 31, 1999 an increase in the proportion of accounts receivable over 90 days old. The increase in aged receivables is partially attributable to delays in the Company's collections activities related to the Company's consolidation of its previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. If the Company is not successful in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility it secured in July 2000. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, which excludes receivables over ninety days old. The Company's ability to borrow under the credit facility could be impacted by its ability to maintain compliance with certain financial covenants. Such compliance could be impacted by collectibility of the Company's accounts receivable. Further, due to uncertainties related to the Company's ability to generate eligible collateral and meet the revised financial covenants under the credit facility during the next twelve months there is no assurance that the Company will have sufficient sources of financing to support planned levels of operations. Ultimately, the Company's long-term success is dependent upon its ability to successfully execute its strategic plan and achieve sustained profitable operations.

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

o The number, timing and significance of new product announcements by the Company and its competitors

o The Company's ability to introduce and market new and enhanced versions of its products on a timely basis

o    The level of product and price competition

o    Changes in operating expenses of the Company

o    Changes in average selling prices

Additionally, the company has noted a trend during the last two quarters of an extending sales cycles for some of its products as existing and prospective customers transition to the purchase of the Company's integrated and comprehensive eBusiness suite of products. The company is unable to determine at this point in time whether this trend will continue or diminish in the future. In addition, the Company will most likely record a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

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

o Deliver and achieve successful market acceptance of eBusiness application software to facilitate eBusiness, including web enablement

o    Enhance its existing products

o Develop new products that address the increasingly sophisticated needs of its customers, particularly in the areas of eBusiness and eCommerce

o    Develop products for additional platforms

o Effectively train its sales force to sell an integrated suite of eBusiness products

Further, if the Company fails to respond to technological advances, emerging industry standards and end-user requirements, or experiences any significant delays in product development or introduction, the Company's competitive position and revenues could be adversely affected. The Company's success will depend on its ability to develop and successfully introduce new products and services, including the eBusiness arena. The Company cannot assure you that it will successfully develop and market new products on a timely basis, if at all. In developing new products, the Company may encounter software errors or failures that force the delay in the commercial release of the new products. Any such delay or failure to develop could have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE OUR REPUTATION AS WELL AS CAUSE LOST REVENUE, DELAYS IN COLLECTING ACCOUNTS RECEIVABLE, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

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

The Company distributes its Platinum for Windows product exclusively through third-party distributors and VARs, and distributes its e by Epicor product line (formerly named Platinum ERA) through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. The Company's agreements with its VARs and authorized consultants previously did not require such VARs and consultants to offer exclusively or recommend the Company's products, and either party can terminate such agreements with or without cause. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusively. The immediate result of this change was that as of September 1, 2000 the number of Company VAR's selling the e by Epicor product line domestically was approximately cut in half from 102 to
45. VAR sales for the period ended September 30, 2000 decreased from the quarter ended June 30, 2000. However, the Company is unable to determine how much of this drop in sales revenue, if any, was attributable to the change in the VAR program as opposed to other independent factors.

Additionally, the Company cannot predict whether all of its former VARs of e by Epicor will pay their remaining receivables on a timely basis now that they have elected not to sell the e by Epicor product on an exclusive basis. The long term impact of this change in the VAR channel to the company's performance is as of yet undetermined as is whether the Company's ability to generate license revenue from its e by Epicor products will be adversely or favorably impacted, which would effect the Company's financial results.

The Company sells some of its products directly and through VARs. There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

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

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of November 7, 2000, the Company had 41,453,642 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder. As a result, the Series C Preferred Stock is convertible into 953,050 shares of common stock. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option or stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. At September 30, 2000 the Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only corporate debt securities and municipal bonds.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues approximated 25.7% of the Company's total revenues for the nine months ended September 30, 2000 and approximately 22.2% of the revenues are denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              10.72 Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital Corporation as lender dated as of July 26, 2000

              27.1     Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated August 3, 2000 to report under Item 5 its results for the fiscal quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPICOR SOFTWARE CORPORATION
                                          (Registrant)


Date: November 14, 2000                   /s/ Lee Kim
                                          --------------------------------------
                                              Lee Kim
                                              Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------
         10.72 Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital Corporation as lender dated as of July 26, 2000

         27.1          Financial Data Schedule