Form 10-K
period 2000-12-31
EPICOR SOFTWARE CORP
filed 2001-04-02
CIK 891178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE YEAR ENDED DECEMBER 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $55,273,635 (computed using the closing sales price of $1.63 per share of Common Stock on March 13, 2001 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 13, 2001 was 41,786,497.

                              ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2001, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS


INTRODUCTION

Epicor Software Corporation ("Epicor" or the "Company") designs, develops, markets and supports enterprise and e-business software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company's business solutions are focused on the mid-market, which generally includes companies between $10 million and $500 million in annual revenues. Epicor's solutions are designed to assist the Company's customers focus on their customers. This customer-centric focus differentiates the Company from conventional enterprise resource planning ("ERP") vendors, whose primary focus is improving business processes and efficiencies. Specifically, the Company's products and services are designed to focus on customer satisfaction, retention and referrals and are intended to facilitate enterprise-wide management of resources and information which allows mid-market companies to compete more effectively in an increasingly global economy.

The Company's products integrate Back Office applications for manufacturing, distribution and accounting with Front Office applications for sales, marketing and customer support. Epicor also provides e-commerce capabilities. Leveraging the power of the Internet, these applications allow an organization to extend beyond the traditional "four walls" of their enterprise to integrate their operations with their customers, suppliers and partners.

The Company offers "e by Epicor", a fully integrated, end-to-end, e-business solution comprised of the following:

 - eFrontOffice (Powered by Clientele(R) ), consisting of Marketing, Sales Force Automation, Opportunity Management, Forecasting, Customer Support and Service applications, which provides growing and mid-sized companies with a comprehensive customer relationship management ("CRM") solution.

 - eBackOffice includes financial, distribution, warehousing, human resources, manufacturing and advance planning and scheduling capabilities designed to integrate new e-business practices into traditional enterprise operations.

 - ePortal is an easy-to-use, self-service Web navigation tool that provide users with appropriate, secured role-based access to aggregated information at anytime from sources both inside and external to the organization. ePortal extends the reach of the e by Epicor suite of applications to anyone with a browser, including customers, suppliers, partners and employees.

 - eCommerce is a suite of applications that leverages the Internet to link electronically a company's operations with its customers, suppliers and partners. The eCommerce Suite provides a complete and integrated electronic Storefront enabling companies to sell products over the Web. It also helps companies connect to the Internet to procure supplies, link up to electronic marketplaces and process electronic transactions through the eProcurement application.

 - eIntelligence unlocks the data available throughout all e by Epicor applications, enabling more effective and predictive decision making throughout an enterprise. eIntelligence helps streamline operations and improve business performance through the automated delivery of key business metrics from pre-defined, content specific data warehousing and OLAP solutions. eIntelligence also offers advanced budgeting and financial reporting capabilities.

 - eIndustry provides focused application extensions combined with industry best practices to meet the unique needs of key target markets. Epicor's Professional Services Automation (PSA) solution, eProject is designed to automate the time and expense, billing, and resource and project planning operations of services organizations. Epicor eIndustry for Software and Services provides extensions to the core product for deferred revenue accounting and maintenance renewal.

The Company's software products incorporate a significant number of features localized to address international market opportunities, including support for national languages, multiple currencies and accounting for value-added taxation
(VAT) and goods and services taxation (GST).

The Company offers consulting, training and support services to supplement the use of its software products by its customers. Mid-market companies require cost effective systems that have broad functionality, yet are rapidly implemented, easily adapted and highly configurable to their unique business requirements. To enable rapid implementation and return on investment, Epicor provides a fixed fee implementation program, the Up-Front Guarantee program, to qualified customers.

The Company was incorporated in Delaware in November 1987 under the name Platinum Holdings Corporation. In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation. The Company has thirteen operating subsidiaries worldwide.

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

Overall, the demand for enterprise applications continues to be very strong. AMR Research, Inc., an industry research organization, projects that the enterprise applications market will grow 24% annually for the next several years, reaching more than $78 billion by 2004, up from just $27 billion in 1999.

While smaller companies understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their own quest to boost productivity, profits and gain a competitive advantage, mid-sized companies increasingly turned to integrated application software to automate and link their business processes. Due to the mid-market's unique business constraints of limited budgets and limited implementation timeframes, "best-of-breed" solutions and after-market application integrations were far too cumbersome and costly to be an effective enterprise solution. Mid-market companies required software applications that leveraged the new advances in client/server software technology to deliver a truly integrated and enterprise wide solution.

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

With respect to technology, mid-sized companies are practical consumers. Mid-sized companies generally do not take risks on cutting-edge technology, but instead typically select affordable, proven solutions. The last decade's dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice(R), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Fortune 1000 corporations. Microsoft Windows NT(R) and SQL Server have quickly become the fastest growing technology platforms, attracting mid-market companies with their features, familiarity and ease-of-use.

The development of cost-effective infrastructures has increased the mid-sized companies investment in enterprise applications. Spurred by outside issues, such as Year 2000 readiness and pending Euro currency mandates, mid-sized companies realized they could not afford to be without enterprise business solutions. The Company's product offerings, product development efforts and services are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

TECHNOLOGY STRATEGY

The Company's technology strategy is to develop leading enterprise and e-business software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces and connectivity (including Internet, intranet and extranet access). The Company developed its own proprietary application development tools to create its first generation of client/server products, as well as acquired several proprietary application development tools through acquisitions. These technologies and tools were developed to meet the unique needs of the current marketplace. However, as the Company continues to deliver e-business and enterprise application solutions it is increasingly looking to exploit new tools and standards for the Web to meet the needs of today's distributed Web Services world, which increasingly melds computing and communication paradigms as one across multiple devices. Additionally, the Company is seeking to provide lower overall cost of ownership and anytime, anywhere access to information for the Company's customers. Today, the Company's core product architecture incorporates the following:

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, yet integrated enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company's eBackOffice Distribution and Financials applications (formerly Platinum ERA) uses the Microsoft SQL Server.NET Enterprise Server relational database management system ("RDBMS"). The Company has focused the development of its eBackOffice product line using Microsoft's industry-standard SQL language as the fundamental database access methodology. Epicor eBackOffice Manufacturing (eManufacturing), powered by Vantage, is designed for Progress Software Corporation's Progress RDBMS, but it is also available on the Microsoft SQL Server.NET Enterprise Server platform. The Company's eFrontOffice suite, powered by Clientele, leverages both the Microsoft Access and Microsoft SQL Server.NET Enterprise Server databases. The Company's Platinum for Windows financial accounting application is optimized for Pervasive, Inc.'s Pervasive.SQL database. The Company has designed some of its manufacturing products to run on databases that are best suited for the particular applications required by customers, including Informix (formerly Ardent) and Microsoft FoxPro. The Company has chosen these open databases in order to maximize the throughput of its customers' transactions, to provide realistic models of business data and to maximize price and performance under the budget constraints of its customer base. The Company's Avante product leverages open database technology from Informix Inc., its Vista product is built on Microsoft's FoxPro database, and its Impresa product incorporates database tools and technology from Oracle Corporation.

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

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. All of the Company's product lines incorporate the popular Microsoft Windows graphical user interface ("GUI"). The Company's GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. In addition, the Company's products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. The Company delivers user interfaces based upon today's single document interface (SDI) standards.

Powerful Application Development Tools

The Company provides comprehensive, ground-up application development and customization capabilities for its e by Epicor, Avante, Vista, Impresa and Platinum for Windows product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application.

The eBackOffice Financials Customization Workbench is a software development kit for eBackOffice Financials and Distribution that enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The intuitive Windows interface of the visual forms designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and ActiveX Automation support enables all eBackOffice product suites to exchange and integrate with external COM-enabled Microsoft Windows applications. The Customization Workbench includes technical reference guides and entity relationship diagrams, an OLE integration kit and certain report script source code. The Company has licensed Microsoft's Visual Basic for Applications (VBA) and has incorporated it in the Customization Workbench. More recently, the Company has entered into Microsoft's Visual Studio for Applications (VSA) initiative, part of the overall .NET initiative in order to provide server side Web customization.

The eBackOffice Distribution Customization Workbench also employs PowerBuilder from Sybase, Inc. to enable customers and authorized resellers to extend the standard product. In environments that require complex extensions, integrations or significant product variations, the Company offers complete customization services through its professional services group. In addition to its Windows-based client, the Company provides the eCommerce Storefront, a Web-based application built using Microsoft technologies to provide electronic commerce functionality on top of the same Microsoft database platform and also leveraging Microsoft Site Server and Commerce Server 2000.Net Enterprise Server.

The eFrontOffice suite uses a proprietary forms package to build and modify the user interface for both rich client and Web browser interfaces. This suite also includes Clientele Basic to enable users and consultants to tailor the behavior and processing of the eFrontOffice application suite to meet their specific business needs. The eFrontOffice suite offers additional applications designed to extend the suite's functionality, including Conductor, Connector and ClienteleNet. Conductor provides workflow routing and rules capabilities that allow any user, no matter where they are, to receive messages and tasks from the front office system. Connector enables remote sites and traveling sales and support representatives to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road. ClienteleNet provides customer self-service functionality and uses Microsoft's Active Server Pages to allow users to customize the pages they present to their customers. The eFrontOffice suite is available completely web-enabled as well as in a traditional client server environment. Additionally, the Company offers Internet-based solutions, including ePortal, a powerful role based personalization and content aggregation tool that currently consolidates information from the Company's eBackOffice, eManufacturing, and eFrontOffice customer data, and enables internal and remote users as well as customers to interact with the system via a browser.

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

To minimize cost and support issues for its manufacturing customers, the Company has tightly integrated its database and development environments. Avante was developed using an object-based development tool, Avante Tools, that utilizes a graphical development tool set. Through Avante Tools, the Company is able to support products across multiple operating systems from a single object code library. Epicor eManufacturing is written in the Progress 4GL, which provides a powerful, graphical development tool set. Epicor eManufacturing supports two database options: Progress RDBMS and Microsoft SQL Server. Vista provides VB Forms, a powerful form designer tool that supports user-definable screen generation. Impresa incorporates Oracle's Developer rapid application development (RAD) tool to provide sophisticated, highly interactive forms, reports and charts.

Technical Architecture Strategy and Common Components

A key element of the Company's technology strategy is the development of common components that can be used by all product families. These common components are developed by focused development teams according to common standards to leverage advanced functionality and technology across all the Company's solutions. The Company's technology direction currently embraces the Microsoft Windows Distributed interNetwork Architecture ("DNA") for building distributed application components built upon Microsoft's .NET Enterprise Servers. This strategy enables the Company's development teams to leverage COM+ and advanced services and components of the Windows 2000 operating system and Office 2000 productivity suite, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product's target market. Increasingly, the development of common components is being carried out in line with the rest of e by Epicor - subscribing to Microsoft's .NET framework, Servers and tools for Web development.

This standardized application integration infrastructure is intended to enable all the Company's product families to enjoy the benefits of certain common components required in most markets. These common components include eFrontOffice, eIntelligence (Data warehousing and OLAP, Budgeting, Planning and Forecasting capabilities), eScheduling (Advanced Planning and Scheduling) and eCommerce Suite (eCommerce Storefront and eProcurement). The eFrontOffice application suite has already been integrated with eBackOffice, eManufacturing, and Platinum for Windows to provide integrated customer service, sales and marketing functionality. Epicor eIntelligence components provide a common suite of applications for data navigation, ad-hoc analysis, strategic planning and on-line analytical processing ("OLAP") which certain products can use to help users gain strategic insights into their business. Common components for electronic commerce will enable both business-to-business and business-to-consumer e-commerce applications for certain products, whether through the Internet or private networks.

PRODUCTS

The Company designs, develops, markets and supports enterprise software applications that provide organizations with technically advanced business solutions. The Company has one primary product suite for the mid-market, "e by Epicor". The e by Epicor product suite includes e-commerce, sales force automation, customer service and support, financial accounting, human resources, budgeting, distribution and manufacturing functionality.

The Company develops, sells and supports other software products through separate product divisions. These products include Avante, Vista, Impresa and Platinum for Windows. Avante is an integrated ERP solution for mid-sized manufacturers of discrete and highly engineered products. Vista is a Windows-based desktop business management system specifically designed for the needs of small job shops and the MTO departments of larger companies. Impresa is an object-oriented, client-server software solution designed for the unique requirements of remanufacturers and MRO organizations. Platinum for Windows is a robust accounting solution designed for small- to medium-sized businesses operating in the LAN environment. In addition, the Company continues to provide support for the installed base of the Platinum for DOS financial accounting software product, which the Company discontinued marketing in 1998 after providing a Year 2000 compliant version, and certain other legacy products.

e by Epicor

e by Epicor (incorporates products formerly named Platinum ERA, Clientele, and Vantage), an integrated, customer-centric suite of client/server ERP software applications, is designed to meet the unique business needs of mid-sized companies worldwide (including divisions and subsidiaries of larger corporations). e by Epicor includes the following components: eFrontOffice, eBackOffice Financials and Distribution (eBackOffice), eBackOffice Manufacturing (eManufacturing), eCommerce Suite, ePortal, eIntelligence, and eIndustry.

eFrontOffice, Powered by Clientele

eFrontOffice (formerly Clientele) is an integrated, web-based customer relationship management solution designed to meet the needs of rapidly growing, mid-sized organizations. eFrontOffice allows organizations to support and manage their most important asset - their customers. eFrontOffice enables businesses to easily gather, track, organize and share customer information to boost revenues and increase customer service levels. eFrontOffice combines employee applications such as opportunity management with customer applications, such as web-based order entry/inquiry to give companies and customers a true, up-to-the-minute picture of their relationship. eFrontOffice spans the barriers between traditional Front Office and Back Office operations to provide customer service, support, help desk and sales force automation information.

eFrontOffice eSales and eMarketing empower organizations to focus on the right opportunities while providing access to timely information. eFrontOffice eSales and eMarketing provide contact, lead, opportunity and account management in one package. eFrontOffice eSupport manages the support needs of an organizations external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. eFrontOffice eHelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

eFrontOffice is designed to easily connect remote sites and laptop users to centralized information. Data can be synchronized and exchanged between sites, as well as between individual sites and a central database. ClienteleNet provides access and self-service for customers over the Internet via secure, web application.

eBackOffice Distribution and Financials

eBackOffice is typically targeted to either a non-manufacturing or service-based business with revenues between $10 million and $500 million or a distributor with the same revenues. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation. The product is optimized for use with the Microsoft Windows NT operating system and the Microsoft SQL Server relational database. eBackOffice minimizes the complexities of client/server installation by providing the user with installation wizards that help configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, eBackOffice was designed for the Microsoft Windows NT server platform and runs on Windows NT and Windows 95/98 client platforms. eBackOffice supports various industry standard technologies including, Microsoft's Message Queue Server, Transaction Server and COM architecture along with eXtensible Markup Language ("XML") documents to improve componentization and support reliable integration between applications and distributed servers. Microsoft's Visual Basic for Applications ("VBA") is also included to enhance customization and allow easy integration with third party applications. In addition, eBackOffice is a 32-bit client and server application that takes full advantage of Microsoft SQL server for Windows NT.

In order to fully exploit the capabilities of the client/server model of computing, the Company has optimized its eBackOffice for the Microsoft SQL Server database. All major data manipulation functions are implemented in the native language of the database server, Transact SQL, and thereby are executed as "stored procedures" and/or "triggers" that are processed solely on the server. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches, provides scaleable high performance, and provides inherent portability of the RDBMS to a large number of server, hardware and operating system platforms without code change or conversion.

eBackOffice includes financial, distribution and manufacturing suites of applications. The following back office financial and distribution applications are presently generally available in version 7.1: System Manager, General Ledger with FRx, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, Allocations, Budget Manager, sales order processing, eCommerce StoreFront, Purchasing, Distribution, Assembly and Customization Workbench.

eBackOffice Distribution is a comprehensive, client/server application designed to improve the efficiency and responsiveness of distribution operations. The distribution suite is fully integrated with the eBackOffice Financial and eFrontOffice suites to ensure that a company's entire operation is synchronized from the customer to the warehouse to the supplier. The customer-centric focus of the eBackOffice enables companies to respond quickly to customer demands and improve customer service.

License fees for eBackOffice vary depending upon the number of modules, servers and concurrent users. The following table shows revenues attributable to licenses of eBackOffice including its predecessor products, Platinum ERA, Platinum SQL and Clientele (dollars in millions):


                                                                     Percentage of
                                                         Revenue    Total Revenue
                                                      -------------  --------------
                   Year ended December 31, 2000          $41.8         19%
                   Year ended December 31, 1999          $44.8         17%
                   Six months ended December 31, 1998    $28.7         45%
                   Year ended June 30, 1998              $48.8         50%


eBackOffice also includes a variety of Internet-enabled products to extend its functionality via the Internet, including an information access tool, ePortal (a customer, supplier and employee-based enterprise information portal), a business-to-business (B2B) and business-to-consumer (B2C) storefront solution, eCommerce StoreFront, and eProcurement for catalog based purchasing via the Web.

eBackOffice Manufacturing

eManufacturing is an integrated, Windows-based ERP solution for make-to-order
(MTO), configure-to-order (CTO) and job shop manufacturers that meets the dynamic product requirements of custom manufacturing operations. eManufacturing provides powerful tools for quoting, visual scheduling, job tracking and costing, as well as shop floor data collection. eManufacturing supports a mix of custom and standard part orders and multilevel assemblies and is comprised of 26 fully integrated business modules. eManufacturing is optimized for the rapid deployment, minimal support and price/performance requirements of mid-market manufacturers in the $10 to $500 million revenue range.

eManufacturing is comprised of groups of modules that can be differently configured to comprehensively support a customer's business processes. The following applications are presently generally available in eManufacturing version 5.0: Quote Management, Order Management, Product Configuration, Job Management, MRP, Advanced Bill of Materials, Visual Scheduling, Advanced Planning and Scheduling, Data Collection, Quality Assurance, Multi-Site Management, Field Service, Document Management, Inventory Management, Shipping\Receiving, Purchasing RFQ Management, Purchasing Management, Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, ShopVision Executive Query, Enterprise Business Intelligence, Customer ePortal for eManufacturing, EDI, and Tools. eManufacturing also includes front office applications through its integration with eFrontOffice.

eBackOffice Warehouse

eBackOffice Warehouse (eWarehouse) extends the distribution functionality for the eBackOffice product. It includes two applications: Data Collection Suite and Management and Fulfillment Suite. These applications are tightly integrated with our eBackOffice Distribution suite and provide wireless shop floor data collection, bar coded shipping and receiving and warehouse management and tracking.

eBackOffice People

ePeople provides a human resources and payroll solution. It consists of the following applications: HRMS/Payroll - Client and Server, Web - Manager and Employee Self Service, Business Intelligence. Epicor has private labeled Ultimate Software's UltiPro solution as ePeople, powered by UltiPro, offers greater total business value by allowing a company to streamline human resource and payroll processes, easily report on and analyze key business metrics, and provide Web-based self-service to empower everyone in its organization. The solution delivers critical business value, increasing efficiency and allowing the entire workforce to focus on key company objectives. The Business Intelligence tools enable strategic analysis of key business trends for better planning and informed decision-making. ePeople is available as a common component with the following Epicor product families: e by Epicor, Vantage, Impresa and iSolutions. It is also available to companies looking for an HRMS/Payroll solution as the first step in building their enterprise solution.

eBackOffice Scheduling
eBackOffice Scheduling (formerly Epicor APS and C-Way) is an advanced planning and scheduling solution. eScheduling helps manufacturers realize shorter lead times, accurate real-time order promising, and smaller inventories. eScheduling provides forward and backward scheduling capabilities as well as rule- and constraint-based scheduling.

eIntelligence

eIntelligence is a complete set of tools that let you strategically analyze the data available throughout e by Epicor. eIntelligence comprises the following components: Decision Store (data warehousing), Analytics (packaged analyses that drive strategic insights), Budgeting, Reporting, and Agents.

eCommerce Suite

eCommerce Suite includes eCommerce Storefront and eProcurement.

The eCommerce Storefront enables Epicor's customers to sell products and services over the Web, giving consumers and trading partners a convenient, open location for making purchases. By supporting both business-to-business and business-to-consumer activity, the eCommerce StoreFront is a versatile e-business engine that can handle all of a company's requirements. An integrated product that supports all aspects of a customer base is critical in today's market.

eProcurement is an integrated Web commerce application that enables organizations to gain and improve control of operational resources by leveraging Web technology to connect large populations of frontline employees, management and suppliers. eProcurement provides planning, execution and analysis in a closed-loop system. The goal: slash costs, act faster, and perform predictably. eProcurement facilitates a true trading network, allowing buyers and suppliers to maintain control over their trading relationships. eProcurement provides a virtual bridge between buyers and suppliers.

ePortal

ePortal is a Web-based, interactive solution designed to help customer's access relevant information from both within the enterprise (such as account information, support activity) and from external sources (industry information, news feeds, weather, etc). ePortal consists of the ePortal Enterprise Information Server, possessing the Company's powerful Stargate(TM) Engine at its heart, and which is then enriched by content specific information packs called ePortlets (Customer ePortlet, Supplier ePortlet, Employee ePortlet, etc). ePortal provides a compelling gateway to users to all of the information they require to carry out their jobs more effectively and assist them with decision support. ePortal makes use of a personalization paradigm to allow each users' experience to be tailored to their specific role by filtering out "information overload". ePortal can also be used to host key business metrics from Epicor eIntelligence, described as XML Active Books.

eIndustry

eIndustry is a series of products and application extensions that provide functionality and industry best practices for specific target industries. Historically, large enterprise application vendors have created vertical industry focus designed for Fortune 1000 industries such as automotive, retail and healthcare. However, these systems are often too expensive and overly complex for the mid-market. Many mid-market companies are not necessarily part of a traditional vertical market, but rather have unique processes, best-practices and highly specialized functionality that are critical to their success. The Company is committed to providing industry specific solutions deployed by vertical teams with an in-depth knowledge of the issues facing the needs of their industry segment. Since specific industries maintain common requirements, eIndustry solutions enable customers to leverage not only a solution tailored to the unique needs of their market, but also focused industry expertise through the Company's Professional Services organization. eIndustry solutions are complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Today, the Company is targeting industry sectors including: software and computer services, hospitality, financial services, capital equipment, metal fabrication and precision machining.

eIndustry also includes solutions for Professional Services Automation (PSA) with an integrated end-to-end solution for service-based businesses. Epicor eProject is at the core of the Company's PSA solution and provides professional services organizations with the tools to improve staff utilization, optimize resources and increase cash flow, ultimately assisting professional services organizations in translating time to the bottom line. As with all eIndustry solutions, the comprehensive integration provided by e by Epicor provides professional service companies the tools to manage their entire value chain from sale through to successful delivery.

Divisional Products

The Company's divisional applications include Vista, Avante, Impresa and Platinum for Windows.

Vista

Vista is a Windows-based desktop business management system specifically designed for needs of small job shops and the MTO departments of larger businesses that have less developed infrastructures, lower MIS budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates 15 core business modules and features WebTracker, a business-to-business eCommerce application that allows companies to link their Vista database to the Internet to provide customers with online access to real-time account information, including all open orders, shipments, invoices, and payments. Vista incorporates the DesignWare feature which permits users to, among other things, define their own screens, add fields, change colors, hide fields, change grid sizes and drag choices from menus to the desktop. Vista is comprised of groups of modules that can be configured to support a customer's business processes.

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

Impresa offers specialized information and tools to handle the project orientation, cyclical nature and variable workload of the MRO process. Impresa supports the three major disciplines of back office MRO management: Complex Assemblies, Structures and Components. In the aerospace and defense sector, Impresa is well suited to the requirements of in-house and third party remanufacturers of airframes, engines, components, landing gear and defense systems. It is also an excellent solution for enterprises remanufacturing other complex, engineered systems such as ships, power plants, and motor vehicles. Impresa incorporates Oracle's relational database and Developer/2000 development environment to provide a software solution suitable for single sites or global-scale enterprises.

Impresa includes integrated manufacturing, MRO and financial applications. The current release includes the following modules: Bill of Material, Customer Order Management, End Item Effectivity, Impresa Toolbox, Inventory Management, Labor Management, Lot Control / Serial Tracking, Planning & Scheduling, Procurement Management, Routings / Work Centers, system Control, WIP Management, Work Order Management Multi-Currency, Actual Costing, Average Costing, Capability Management, Capacity Planning, Complex Assembly, Engineering Change Control, Financial Statement Generator Accounts Payable Fixed Assets Management, Finite Scheduling, Forecasting, Inspection / MRB, Job Costing, Models and Options, Multi-Plant Applications, Physical Cycle Count Management, Product Costing, Project Control, Quality Assurance Management, Repetitive Manufacturing, Rough Cut Capacity Planning, Structures MRO, Component MRO Air Frames MRO Time and Attendance, Tool Management, Travel and Expense, and Warranty Tracking / Return Authorization.

Platinum for Windows

Platinum for Windows is a Windows-based client/server financial accounting software package for smaller businesses whose corporate computing environment consists of LANs comprised of personal computers. Platinum for Windows is the next generation of the Company's Platinum for DOS and Platinum Premier financial accounting applications. First introduced in June 1995, Platinum for Windows is fully compatible with Windows 2000, in both its client and data processing components. The product is available to be installed as a 2 tier, or 3 tier client server configuration, which allows users the option of offloading CPU intensive processing from their PCs' to an application server. The application is supported by the Pervasive SQL 2000 database. No database conversions are required to upgrade from the Platinum for DOS product to Platinum for Windows, ensuring a smooth upgrade path for Platinum for DOS users.

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

Other Products

The Company also offers a line of integration kits and database products that support its Platinum for Windows and Platinum for DOS lines of software products and licenses these products to its Value Added Resellers ("VARs"), distributors, Authorized Consultants and end-users. The Company also serves as an original equipment manufacturer vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of turnkey solutions requested by a customer of Avante, the Company resells complete third party computer hardware systems and related peripherals. The Company does not carry inventory of computer hardware.

PROFESSIONAL SERVICES, TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

The Company's professional services organizations, including those within the product divisions, provide consulting services to customers in the implementation of the Company's software products, as well as custom software development, education, training and other consulting and programming services. These professional services are rendered in both domestic and international markets. Professional services are generally provided on a time and materials basis, although the Company does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company's products and provides a key market differentiator over its competition.

In 1999, the Company introduced the Up-Front Guarantee program, an implementation program in which the Company guarantees that the implementation costs will not exceed the price of the related software. The program also guarantees a specific implementation timeframe and includes such services as planning, installation, project management, data migration, training and customization. The program is subject to specific terms and conditions and strict customer qualifications.

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

The Company offers its customers several software maintenance options, at varying annual fees. The Company's software maintenance programs are the customer's sole avenue for product updates and technical support. The annual maintenance fee is generally a percentage of the then current list price of the software purchased. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period. The Company provides a three-month warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from three months to one year.

The following table shows services revenues, which include consulting, education, training, maintenance and support services (dollars in millions):


                                                                     Percentage of
                                                         Revenue    Total Revenue
                                                      -------------  --------------
                  Year ended December 31, 2000            $139.8         64%
                  Year ended December 31, 1999            $157.8         61%
                  Six months ended December 31, 1998      $ 30.4         48%
                  Year ended June 30, 1998                $ 40.4         41%


MARKETING, SALES AND DISTRIBUTION

The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and Authorized Consultants who market the Company's products on either an exclusive or nonexclusive basis, depending the which of the Company's product lines they handle and the region of the world in which they are located. The Company's products are sold to and used by a broad customer base, including manufacturing, distribution, hospitality, service organizations, computer/internet software, healthcare, government bodies, educational institutions and other users. The Company sells its Platinum for Windows product exclusively through VARs or distributors. The Company sells its e by Epicor product suite through a hybrid channel that includes a direct sales force as well as a network of exclusive VARs. The Company sells its eFrontOffice product through an internal telesales organization, a direct sales force and through a network of exclusive VARs. The Avante and Impresa products are presently sold by direct sales forces within the respective product divisions. The Vista product is sold through a dedicated telesales organization. The Company's field sales organizations are generally organized on a geographic basis.

The Company's network of VARs and Authorized Consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company's products as a condition of being authorized by the Company to sell its products. VARs selling the e by Epicor suite must do so exclusive of other competing products. The Company's VARs include consulting groups and resellers, the majority of which provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products, but professional firms who offer implementation services and product support to end-users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts.

To support the Company's network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with the VARs growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Ireland, Mexico, Germany, France, Sweden, the Netherlands, Australia, Canada, Hong Kong, Singapore, Taiwan, and Argentina to further such sales and marketing efforts. The Company also has sale offices in these countries. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East through third-party distributors and dealers.

Products are generally shipped as orders are received or within short period thereafter and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

The Company plans to continue addressing the needs of mid-market users of client/server enterprise software by continuing to develop high quality software products that feature advanced technologies. See "Certain Considerations - Forward Looking Statements." The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation's recommended technical architecture. In particular, the Company believes that it remains an industry leader in designing and developing products for operation on LANs/WANs and Microsoft's SQL Server database. The Company has also been a pioneer in the use of GUIs with integrated business application software. Currently, the Company pursues object-oriented methodologies that simplify the development, maintenance and customization of its products. Accordingly, the Company's tools offer a high degree of customization for its products.

The following table shows software development expenses before capitalization (dollars in millions):


                                                            Software
                                                           Development      Percentage of
                                                             Expenses       Total Revenues
                                                           ------------  -----------------------
Fiscal Year ended December 31, 2000                           $ 33.4              15%
Fiscal Year  ended December 31, 1999                          $ 35.8              14%
Six Months ended December 31, 1998                            $  9.1              14%
Fiscal Year ended June 30, 1998                               $ 13.0              13%


The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) develop additional e-Business and web-based applications supporting both business-to-business and business-to-consumer solutions, (iii) develop integration to vertical market trading exchanges, business communities or other e-Business market places, (iv) continue to develop common application components such as eCommerce, advanced planning and scheduling, data warehousing and on-line analytical processing that can be integrated with all of the Company's solutions to extend their functionality and (v) develop and/or acquire new applications or modules that build upon the Company's business application strategy. See "Certain Considerations - Forward Looking Statements."

In the first quarter of 2000, the Company released its technical strategy centered on the Microsoft DNA architecture to provide enhanced scalability, flexibility and interoperability of its e by Epicor suite of applications. The Microsoft Windows DNA architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including thin-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure to take business to the Internet by leveraging key Microsoft technologies such Microsoft Site Server Commerce Edition (Commerce Server), Microsoft COM ("Component Object Model") and expanded use of XML. Future versions of this architecture are scheduled to support Microsoft BizTalk, an XML framework for application integration, electronic commerce and business interoperability. See "Certain Considerations - Forward Looking Statements."

The Company translates and localizes certain of its products, either directly or through outside contractors, for sale in Europe, Latin America and Asia.

The computer software industry is characterized by rapid technological advances and changes in customer requirements. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of e-Business and e-Commerce. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company's results of operations.

The Company's future business is dependent on the execution of the strategy that is in place to target the client/server and e-Business enterprise software needs of mid-sized businesses. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

COMPETITION

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company's product offerings that are targeted at the same markets. In addition, a number of companies offer a "best-of-breed," or point solution, similar or competitive to one product in the Company's enterprise business application suite. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations. In addition, potential customers may increasingly demand that certain of the Company's enterprise systems incorporate certain RDBMS software offered by competing products, but not currently supported by the Company products.

The Company believes that it competes in two distinct enterprise business applications markets: emerging enterprises and mid-market enterprises. The Company defines emerging enterprises as rapidly growing businesses between $10 and $100 million in annual revenues. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Emerging enterprises generally lack dedicated information technology management resources and require solutions that do not require a high level of ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and solution-oriented computer retail stores with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, and availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the mid-market, which the Company defines as growing enterprises with revenues between $100 million and $500 million. Although the Company does not actively target larger, Fortune 1000 corporations with its enterprise business applications, it encounters competitors from this market segment who are increasingly targeting mid-sized enterprises. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Mid-sized enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the e by Epicor product line is well positioned to address this requirement. The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing mid-market companies with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the mid-market and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs in the area of e-Business and e-Commerce and incorporate those technologies and application functionality that will meet the challenges posed by competitors' innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company's primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including J.D. Edwards, Oracle Corporation, PeopleSoft, Inc. and SAP AG, (ii) mid-range ERP vendors, including Lawson Corporation and Navision, and (iii) established "best-of-breed" or point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd., Great Plains Software, Inc. (in the process of being acquired by Microsoft Corporation), Scala, Inc., Systems Union, Ltd., Solomon Software (now owned by Great Plains), and Geac for financial accounting; MAPICS, Inc., Fourth Shift Corporation, QAD, Inc., Frontstep Inc., Lilly Software and Macola Software, Inc. for manufacturing and distribution; and Onyx Software Corporation, Siebel Systems Inc., Pivotal Software, Inc. and Sales Logix Corporation for sales force automation and customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings and level of product integration provide a significant competitive advantage.

On December 21, 2000, Microsoft announced that it had reached an agreement to acquire Great Plains Software Incorporated. Once the acquisition is completed, Great Plains will become a division of Microsoft, focused on providing business solutions to small and mid-sized companies. From a competitive perspective, the Company believes that Microsoft will be most competitive in financials and business management applications at the lower end of its market. The Company believes that it will be able to competitively differentiate itself based on the depth of its product offering, which includes manufacturing, distribution, ebusiness and customer relationship management (CRM).

INTELLECTUAL PROPERTY

The Company regards its software as proprietary, in that title to and ownership of the software generally exclusively resides with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third-parties will not copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. To date, the Company has not relied on patent protection for its software products. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products.

The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization's internal business purposes and the end user is generally not permitted to sublicense or transfer the products. The Company licenses its Platinum for Windows, eFrontOffice (Powered by Clientele(R)), Vista and eBackoffice (formerly Platinum ERA) (when sold through VARs and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third parties.

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

EMPLOYEES

As of December 31, 2000, the Company had 1,368 full-time employees, including 262 in product development, 232 in support services, 323 in professional services, 260 in sales, 93 in marketing and 198 in administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS - SAFE HARBOR.

Certain statements in this Report on Form 10-K, including statements regarding market trends, future product development, future revenue and expense levels and cash flows are forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) the Company's license revenue will continue to be impacted in 2001 by decreases in license revenues from its divisional product lines, (ii) consulting revenues will continue to be impacted by fluctuations in the related license revenues in 2001, (iii) maintenance revenues will increase as the Company's installed base continues to grow, (iv) 2001 international revenues will continue to be residually impacted by the Company's focus on its North American sales to existing customers as opposed to new customers and that international revenues will continue to represent a significant portion of total revenues, (v) it will incur additional branding costs during 2001, and (vi) software development expenses will increase in 2001. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed as pages 16 to 22. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2001.

OUR CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS HAVE BEEN DECLINING AND THE PROPORTION OF OUR ACCOUNTS RECEIVABLE OVER 90 DAYS OLD HAVE BEEN INCREASING AND, AS A RESULT, OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents and short-term investments decreased from $30.4 million at December 31, 1999 to $26.8 million at December 31, 2000, principally due to the net loss incurred during the year ended December 31, 2000 and cash outlays related to the 1999 restructuring. There were additional cash outlays in connection with facilities reductions and closures arising out of the 1999 restructuring. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company reduced operating expenses and improved collections against accounts receivable sufficiently in order to achieve positive quarterly operating cash flow for the third and fourth quarters of 2000. However, if the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2001, the Company may be required to take further actions to align its operating expenses such as reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, as of September 30, 2000, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on November 13, 2000 and negotiated amendments to the credit agreement to reduce the thresholds required by the EBITDA and the tangible net worth financial covenants. As of December 31, 2000, the Company was in violation of the amended EBITDA covenant, for which it received a waiver on January 31, 2001. If the Company is unable to maintain a positive cash flow or comply with the financial covenants in its current credit agreement, there can be no assurance that the Company will be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced since December 31, 1999 an increase in the proportion of accounts receivable over 90 days old. The increase in aged receivables is partially attributable to delays in the Company's collections activities related to the Company's consolidation of its previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. If the Company is not successful in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility it secured in August 2000. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, which excludes receivables over ninety days old.

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

Additionally, the Company noted a trend during the last three quarters of an extending sales cycles for some of its products as existing and prospective customers transition to the purchase of the Company's integrated and comprehensive e-Business suite of products. The Company is unable to determine at this point in time whether this trend will continue or diminish in the future. In addition, the Company will most likely record a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

Due to the above factors, among others, the Company's revenues will be difficult to forecast. The Company, however, will base its expense levels, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company's failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company's operating results because a relatively small amount of the Company's expenses will vary with its revenues in the short run. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. Such an event would likely have a material adverse effect upon the price of the Company's Common Stock.

IF WE FAIL TO RAPIDLY DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR ABILITY TO GENERATE REVENUES WILL SUFFER.

The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire e-Business software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support e-Business, existing products may become obsolete and unmarketable. The Company's future business, operating results and financial condition will depend on its ability to:

- Continue to deliver and achieve successful market acceptance of e-Business application software to facilitate e-Business, including web enablement
-   Enhance its existing products
- Continue to develop new and/or improved products that address the increasingly sophisticated needs of its customers, particularly in the areas of e-Business and e-Commerce
-   Develop and continue to develop products for additional platforms
- Effectively train its sales force to sell an integrated suite of e-Business products

Further, if the Company fails to respond to technological advances, emerging industry standards and end-user requirements, or experiences any significant delays in product development or introduction, the Company's competitive position and revenues could be adversely affected. The Company's success will depend on its ability to continue to develop and successfully introduce new products and services, including those in the e-Business arena. The Company cannot assure you that it will successfully develop and market such new and/or improved products on a timely basis, if at all. In developing new products, the Company may encounter software errors or failures that force the delay in the commercial release of the new products. Any such delay or failure to develop could have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE OUR REPUTATION AS WELL AS CAUSE LOST REVENUE, DELAYS IN COLLECTING ACCOUNTS RECEIVABLE, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The Company from time to time is notified by some of its customers of errors in its various product lines, including its e by Epicor products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS, INVESTMENTS, AND RELATIONSHIPS AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND TECHNOLOGIES.

As part of its business strategy, the Company intends to continue to expand its product offerings to include application software products that are complementary to its existing client/server ERP applications, particularly in the areas of e-Business and e-Commerce. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include the following:

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

The Company expects that the consideration it would pay in such future acquisitions would consist of stock, rights to purchase stock, cash or some combination of the aforementioned. If the Company issues stock or rights to purchase stock in connection with these future acquisitions, earnings (loss) per share and then-existing holders of the Company's Common Stock may experience dilution.

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

The Company distributes its Platinum for Windows product exclusively through third party distributors and VARs, and distributes its e by Epicor product (formerly named Platinum ERA) through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusive of other competing product lines. The immediate result of this change was that as of September 1, 2000 the number of Company VAR's selling the e by Epicor product line domestically was approximately cut in half from 102 to 45. VAR sales for the period ended September 30, 2000 decreased from the quarter ended June 30, 2000. However, the Company was unable to determine how much of this drop in sales revenue, if any, was attributable to the change in the VAR program as opposed to other independent factors. VAR sales for the quarter ended December 31, 2000 increased over the prior quarter. The long term impact of this change in the VAR channel to the Company's performance is as of yet undetermined as is whether the Company's ability to generate license revenue from its e by Epicor products will be adversely or favorably impacted, which would effect the Company's consolidated results of operations and cash flows.

There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THE SALE OF ENTERPRISE APPLICATION SOFTWARE AND RELATED SUPPORT SERVICES AND IF THOSE SALES SUFFER, OUR BUSINESS WILL BE NEGATIVELY IMPACTED.

The Company derives much of its revenue from the sale of its e by Epicor enterprise application software and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. For example, the industry for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Other such events may include:

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

Any significant interruption in the supply of such third-party technology could have a material adverse effect on the Company's business, results of operation, cash flows and financial condition.

THE MARKET FOR WEB-BASED DEVELOPMENT TOOLS, APPLICATION PRODUCTS AND CONSULTING AND EDUCATION SERVICES IS EMERGING AND IT COULD NEGATIVELY AFFECT OUR CLIENT/SERVER-BASED PRODUCTS.

The Company's development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in a client/server computing environment. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. The Company believes that the environment for application software is continuing to change from client/server to a web-based environment to facilitate e-Business. If the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition, results of operations and cash flows will be materially and adversely affected.

THE CONTINUING IMPACT ON THE COMPANY OF EMERGING AREAS SUCH AS THE INTERNET, ON-LINE SERVICES, E-BUSINESS APPLICATIONS AND ELECTRONIC COMMERCE IS UNCERTAIN AND COULD NEGATIVELY IMPACT OUR BUSINESS.

There can be no assurance that the Company will be able to continue to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for web-enabled and e-Business applications, as well as other industry adopted and de facto standards for the Internet, are continuing to evolve rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas. The success of the Company's product offerings depends, in part, on its ability to continue developing products that are compatible with the Internet. The increased commercial use of the Internet will require substantial modification and customization of the Company's products and the introduction of new products. The Company may not be able to effectively compete in the Internet-related products and services market.

Critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain partially and/or fully unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, the Company's business, operating results, cash flows and financial condition could be materially and adversely affected.

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

The business information systems industry in general and the ERP computer software industry in particular are very competitive and subject to rapid technological change. Many of the Company's current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company has. A number of companies offer products that are similar to the Company's products and that target the same markets. In addition, any of these competitors may be able to respond quicker to new or emerging technologies and changes in customer requirements (such as e-Business and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share. Accordingly, there can be no assurance that the Company's current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt quicker than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company's products and services, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company's ability to maintain and increase revenues in international markets. There is no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company's business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

-   Unexpected changes in regulatory requirements
-   Tariffs and other barriers
-   Unfavorable intellectual property laws
-   Fluctuating exchange rates
-   Difficulties in staffing and managing foreign sales and support operations
-   Longer accounts receivable payment cycles
-   Difficulties in collecting payment
-   Potentially adverse tax consequences, including repatriation of earnings
-   Development of localized and translated products
-   Lack of acceptance of localized products in foreign countries
-   Burdens of complying with a wide variety of foreign laws
-   Effects of high local wage scales and other expenses
-   Shortage of skilled personnel required for the local operation

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

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of March 13, 2001, the Company had 41,786,497 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

THE MARKET FOR OUR STOCK IS VOLATILE AND FLUCTUATIONS IN OPERATING RESULTS, CHANGES IN EARNINGS ESTIMATES BY ANALYSTS AND OTHER FACTORS COULD NEGATIVELY AFFECT OUR STOCK'S PRICE.

The market prices for securities of technology companies, including the Company, have been quite volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or factors may have a significant impact on the market price of the Company's Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of the Company's Common Stock.

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

POTENTIAL "YEAR 2000" PROBLEMS ASSOCIATED WITH OUR PRODUCTS COULD HARM OUR REPUTATION OR CAUSE US TO MAKE EXPENDITURES TO FIX THE PROBLEMS.

The Company believes that the current versions of its products are Year 2000 compliant and following the transition to the Year 2000 and 2001 the Company has not encountered any material problems relating to Year 2000 issues, either with its products, internal systems or products and services of third parties. However, despite the Company's belief and prior testing and remediation efforts, there can be no assurance that the Company's software products contain all necessary date code changes or that errors will not be discovered in the future. If errors are discovered in the future regarding Year 2000 issues, it is possible that such errors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

ITEM 2.  PROPERTIES

The Company leases approximately 175,000 square feet of office space in Irvine, California located in six buildings. The majority of the leases expire in April 2004. The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. In addition, the Company leases approximately 173,000 square feet of office space in San Diego, California. The lease expires in August 2009. Approximately 116,000 square feet of the San Diego facility is currently sublet to three third parties.

The Company also leases approximately 47,000 square feet of office space in Minneapolis, Minnesota. The lease expires in March 2002. The principal activities of San Diego and Minneapolis are sales, development, consulting and customer support.

In addition to the locations listed above the Company leases other offices for sales, service, product development, and administration in various locations worldwide. The Company is continually evaluating its facilities for cost effectiveness and suitability for purpose and will adjust its facilities portfolio to fit the needs of the Company at any point in time. However, the Company believes its current facilities are suitable for their respective uses and adequate for the Company's needs.

ITEM 3.  LEGAL PROCEEDINGS

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The Company has accrued this liability as of December 31, 2000.

In December 1998, Alyn Corporation filed a lawsuit against DataWorks in San Diego, California Superior Court arising out of the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company accrued the liability for this matter as of December 31, 1999. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not yet been determined.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint remains pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                           PART II

ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

The Company's Common Stock was traded on the over-the-counter market (The Nasdaq National Market System) under the symbol PSQL until May 3, 1999 and under the symbol EPIC subsequent to that date. The following table sets forth the range of high and low sale prices for the Company's Common Stock for the periods indicated.



Fiscal Year ended June 30, 1998:           High         Low
------------------------------------      ------      ------
1st Quarter                               $12.94      $10.38
2nd Quarter                               $11.75      $ 7.75
3rd Quarter                               $24.00      $10.25
4th Quarter                               $24.38      $17.50

Six Months ended December 31, 1998:
-----------------------------------

Quarter ended September 30, 1998          $27.00      $ 8.00
Quarter ended December 31, 1998           $12.81      $ 5.75

Fiscal Year ended December 31, 1999:
------------------------------------

1st Quarter                               $13.69      $ 5.88
2nd Quarter                               $ 8.13      $ 6.06
3rd Quarter                               $ 7.28      $ 3.56
4th Quarter                               $ 6.78      $ 4.09

Fiscal Year ended December 31, 2000:
------------------------------------

1st Quarter                               $10.88      $ 3.75
2nd Quarter                               $ 8.38      $ 2.31
3rd Quarter                               $ 4.91      $ 2.65
4th Quarter                               $ 3.56      $  .66


There were approximately 1,468 security holders of record as of March 13, 2001. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

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

                                                                       As of or for
                                        As of or for    As of or for     the six
                                       the year ended  the year ended  months ended     As of or for the fiscal year ended June 30,
                                         December 31,   December 31,    December 31,    -------------------------------------------
                                             2000           1999            1998            1998           1997            1996
                                       --------------  --------------  -------------    ----------      ---------       ----------
                                             (3)          (1)(2)            (1)
Total revenues                            $ 219,768      $ 258,176       $  63,716       $  98,488      $  60,751       $  45,670

Income (loss) from operations             $ (41,385)     $ (51,094)      $  (2,297)      $  11,481      $  (5,281)      $ (33,075)

Diluted earnings (loss) per share         $   (0.98)     $   (1.25)      $   (0.07)      $    0.45      $   (0.20)      $   (1.83)

Diluted shares                               41,409         40,605          28,373          29,716         21,758          18,128

Total assets                              $ 134,787      $ 170,177       $ 212,277       $  67,988      $  43,156       $  41,640

Long-term debt, less current portion      $   5,621      $     520       $   1,116       $      35      $     277       $     288

Total stockholders' equity                $  34,067      $  71,806       $ 117,995       $  34,910      $  15,587       $  16,199



(1) Effective December 31, 1998, the Company acquired DataWorks Corporation. The Company's Consolidated Balance Sheet data includes DataWorks' consolidated balance sheet as of December 31, 1998. The Company's Consolidated Statements of Operations do not include the revenues and expenses of the acquired business until the year ended December 31, 1999. See Note 3 of Notes to Consolidated Financial Statements.

(2) For the year ended December 31, 1999, loss from operations included special charges of $9,975,000 recorded relative to the Company's restructuring activities, related charges aggregating $7,713,000 recorded in cost of license fees and general and administrative expenses to reflect the write down of certain operating assets, and a litigation charge of $1,800,000. For the six months ended December 31, 1998 and the years ended June 30, 1997 and 1996, loss from operations included $5,950,000, $1,600,000 and $5,568,000 of charges for restructuring, respectively. See Notes 1, 3 and 5 of Notes to Consolidated Financial Statements.

(3) For the year ended December 31, 2000, loss from operations included a charge of $5,337,000, recorded in cost of license fees, related to the write down of capitalized software development costs, provision for doubtful accounts of $18,480,000 and a $2,000,000 litigation charge. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

Restructurings

The following table summarizes the activity in the Company's reserves associated with its acquisitions and restructurings (in thousands):


                                                                                                                    Reversal
                                       Balance at                                    Balance at    Write off           of
                                      December 31,     Special         Cash         December 31,   of Fixed          Facility
                                          1998         Charges        Payments          1999         Assets          Accrual
                                      ------------   ------------   ------------    ------------   ------------    ------------
Separation costs for terminated
  employees and contractors           $         --   $      2,072   $        (67)   $      2,005   $         --    $         --
Facilities closing and downsizing               --          4,756            (44)          4,712         (1,435)           (700)
Remaining restructuring accrual
  from prior periods-1998, 1997
  and 1996                                   7,957             --         (6,772)          1,185             --              --
                                      ------------   ------------   ------------    ------------   ------------    ------------
Accrued restructuring costs           $      7,957   $      6,828   $     (6,883)   $      7,902   $     (1,435)   $       (700)
                                      ============   ============   ============    ============   ============    ============

                                                      Balance at
                                          Cash        December 31,
                                        Payments          2000
                                      ------------    ------------
Separation costs for terminated
  employees and contractors           $     (2,005)   $         --
Facilities closing and downsizing           (2,373)            204
Remaining restructuring accrual
  from prior periods-1998, 1997
  and 1996                                    (850)            335
                                      ------------    ------------
Accrued restructuring costs           $     (5,228)   $        539
                                      ============    ============

At December 31, 2000, $539,000 of the restructuring accruals remain and relate primarily to lease commitments on which the Company will continue to make payments until the respective leases expire.

1999 Restructuring

In December 1999, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included refocusing development activities related to certain product lines on sales to current users of these products as opposed to new customers; termination of plans to market certain products in selected international markets; organizing certain product lines into divisions with profit and loss responsibilities; reducing the workforce; and closing or significantly reducing the size of various offices worldwide. In connection with this reorganization, the Company incurred various charges totaling $9,975,000 during the year ended December 31, 1999. These charges were comprised of the following:

- $2,072,000 - To terminate 130 employees, or 11% of the workforce. Headcount reductions were made in all functional areas of the Company.
- $4,756,000 - To close non-strategic offices or consolidate and downsize other office locations. Although the closure and consolidation efforts are substantially complete by December 31, 2000, lease payments on vacated buildings will continue to be made until the respective leases expire.
- $3,325,000 - To write-down impaired intangible assets from businesses acquired prior to 1999 to their estimated fair values based on projected future cash flows as a result of the shift in development and marketing focus of certain product lines.
- $(178,000) - To reverse a portion of the December 31, 1998 Data Works merger- related accrual as a result of lower than anticipated severance and facilities closing costs in the Sweden and Netherlands offices.

The Company's 1999 restructuring and reorganization resulted in or contributed to the recording of additional reserves and write-downs of certain other assets totaling $7,713,000. The following table summarizes where these charges have been recognized on the statement of operations for the year ended December 31, 1999 (in thousands):


                                                              General and
                                               Cost of      Administrative
                                             License Fees       Expense          Total
                                            --------------- ---------------- ---------------
      Write-down of prepaid software
      licenses, capitalized software
      development costs, and other assets
      due to change in product focus and
      reorganization                             $2,713          $5,000           $ 7,713

As of December 31, 2000, all employee terminations as a result of the Company's 1999 restructuring have taken place and all related payments have been made. Additionally, as of December 31, 2000, substantially all facility consolidations and closures resulting from the 1999 restructuring have been completed. During the quarter ended June 30, 2000, the Company determined that $700,000 of the reserves recorded as part of the 1999 restructuring were not needed. This was the result of the Company's ability to close certain facilities for less than the amount originally estimated. This amount has been accounted for as a reduction of special charges in the accompanying Consolidated Statements of Operations in 2000.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company experienced a significant reduction in operating expenses for the year ended December 31, 2000, compared to the year ended December 31, 1999 largely due to the aforementioned restructuring.

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

1998 Restructuring and Merger Accrual

In December 1998, the Company underwent a restructuring as a result of the DataWorks merger resulting in a restructuring charge of $5,950,000. Such amount included approximately $5,500,000 for severance and other extended benefit costs related to a reduction in force of approximately 25 people, and approximately $450,000 in lease terminations and buyout costs related to the closure of duplicate facilities.

Also in connection with the Data Works acquisition, the Company accrued $7,133,000 of merger related costs. Such amounts included approximately $3,500,000 for severance and extended benefit costs related to a reduction in the Data Works workforce of 150 people, approximately $2,100,000 in lease termination and buyout costs related to duplicate facilities, and $1,533,000 related to settlement of certain third party reseller agreements and other miscellaneous accruals. During the years ended December 31, 2000 and 1999, the Company paid $1,234,000 and $910,000, respectively, related to such accruals. At December 31, 2000, $2,426,000 remains accrued, related to the aforementioned obligations.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

The following table summarizes certain aspects of Epicor's results of operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 (dollars in millions):


                                           December 31,                Change
                                     ----------------------       -------------------
                                       2000           1999           $           %
                                     -------        -------       -------     -------
Revenues:
   License fees                      $  75.8        $  94.3       $ (18.5)     (19.6)%
   Services                            139.8          157.8         (18.0)     (11.4)%
   Other                                 4.2            6.1          (1.9)     (31.1)%
                                     -------        -------       -------
     Total revenues                  $ 219.8        $ 258.2       $ (38.4)     (14.9)%

Percentage of total revenues:
   License fees                         34.5%          36.5%
   Services                             63.6%          61.1%
   Other                                 1.9%           2.4%
                                     -------        -------
     Total revenues                    100.0%         100.0%

Gross profit                         $ 115.6        $ 135.6       $ (20.0)      (14.7)%
   Percentage of total revenues         52.6%          52.5%

Sales and marketing                  $  76.2        $  89.6       $ (13.4)      (15.0)%
   Percentage of total revenues         34.7%          34.7%

Software development                 $  26.4        $  29.7       $  (3.3)      (11.1)%
   Percentage of total revenues         12.0%          11.5%

General and administrative           $  53.1        $  55.6       $  (2.5)       (4.5)%
   Percentage of total revenues         24.2%          21.5%

Litigation charge                    $   2.0        $   1.8       $   0.2        11.1%
   Percentage of total revenues          0.9%           0.7%

Special charges                      $  (0.7)       $  10.0       $ (10.7)     (107.0)%
   Percentage of total revenues         (0.3)%          3.9%

Provision for income taxes           $    --        $   0.8       $  (0.8)     (100.0)%
   Percentage of total revenues           --            0.3%


Revenues

License fee revenues decreased in absolute dollars and as a percentage of revenues for the year ended December 31, 2000 as compared to the same period of 1999. Overall license revenues were impacted by a slow recovery of the enterprise software market following the transition to the Year 2000. Additionally, the Company experienced decreases in license revenues from the its divisional product lines. This decrease was primarily a result of the Company's decision to focus sales of the Avante product line on its installed base of customers, rather than on new customers and the Company's decision to focus corporate marketing resources primarily on the e by Epicor product line. Sales of the e by Epicor product line were negatively impacted by the transition of the Company's sales force to the Company's new suite-based sales strategy as well as an extended sales cycle as customers continue to transition to the purchase of integrated and comprehensive e-Business suites. The Company expects that these conditions could continue to affect demand for e-Business and enterprise applications in 2001.

Services revenues consist of fees from software maintenance, consulting, integration, custom programming and education services. The decrease in services revenues in absolute dollars for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is attributable to lower consulting revenues due to fewer implementation projects as a result of decreased license fee revenues as previously discussed. Although services revenues decreased in absolute dollars, as a percentage of total revenues, services revenues increased. This is the result of an increase in maintenance services revenues due to growth of the Company's installed base of customers. The Company anticipates that consulting revenues will continue to be impacted by fluctuations in the related license revenues in 2001. Similarly, maintenance revenues are expected to increase as the Company's installed base continues to grow.

Other revenues consist primarily of resale of third-party hardware and forms sales. The decrease in other revenues in absolute dollars for the year ended December 31, 2000 as compared to 1999 is directly related to the decrease in the license fee revenues for the Company's Avante product, because all hardware sales are directly attributable to that product line.

International revenues were $56.9 million and $72.1 million in the years ended December 31, 2000 and 1999, respectively, representing 25.9% and 27.9%, respectively, of total revenues. The decreases in absolute dollars and as a percentage of total revenues are primarily attributable to decreased international sales of the Company's Avante product line, which were residually impacted by the Company's decision to focus North American sales on existing customers as opposed to sales to new customers. The Company expects this trend to continue. However, with sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consist primarily of royalties paid for licensed software incorporated into the Company's products; costs associated with product packaging, documentation and software duplication; costs of providing consulting, custom programming, education and support services; and the amortization and write-down of capitalized software development costs and other tangible assets. The decline in gross profit in absolute dollars for the year ended December 31, 2000 as compared to 1999 was due to the following factors (i) a charge of $5.3 million in third quarter of 2000 to write-down to estimated realizable value capitalized software development costs related to localized products marketed in Latin America and continental Europe and (ii) the decreases in license fee and service revenues. Gross profit percentage for the year ended December 31, 2000 as compared to 1999 remained constant. However, excluding the $5.3 million charge for the write-down of capitalized software costs, the 2000 gross profit margin would have been 55.0%. In 1999 there was a similar charge for the write-down of capitalized software costs and prepaid licenses in the amount of $2.7 million. Excluding this charge in 1999, the gross profit margin would have been 53.6%. The increase in the gross profit margin, as adjusted, was due to a decrease in the professional services cost base and an increase in the utilization rate of the professional services personnel during the year ended December 31, 2000.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the year ended December 31, 2000 compared to 1999 is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of a reduction in sales personnel from the 1999 restructuring as well as reductions related to a reorganization of the Company's sales force from a product line orientation to a geographic orientation. Additionally, during the year ended December 31, 2000, the Company decreased its advertising and related costs as compared to 1999. This decrease was due to initial costs incurred in 1999 related to the renaming of the Company and release of the Company's e by Epicor product, both of which required additional advertising and related expenditures. Such initial efforts and additional expenditures were substantially completed by 2000. However, the Company expects to incur additional branding costs during 2001.

Software Development

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. For the year ended December 31, 2000 and 1999, the Company capitalized $7.0 million and $6.0 million, respectively, of software development costs. Capitalized software development costs include both internally generated development costs for development of the

Company's future product releases and third party development costs related to the localization and translation of certain of the Company's products for foreign markets.

Gross software development expenditures were $33.4 million and $35.8 million or 15.2% and 13.8% of total revenues in 2000 and 1999, respectively, before capitalization of software development costs. The decrease in gross software development costs for the year ended December 31, 2000 as compared to 1999 is largely due to a decrease in salaries, benefits and other headcount related expenses as a result of a reduction in software development personnel from the 1999 restructuring as well as employee attrition. Additionally, the decrease in software development costs is attributable to spending in 1999 for Year 2000 remediation costs in the amount $2.0 million. These costs were not incurred in 2000. The increase in software development costs as a percentage of revenues for the year ended December 31, 2000 as compared to 1999 is due to the decrease in the Company's revenue base for the same period. The Company expects software development expenses to increase in 2001.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions. The decrease in absolute dollars in general and administrative expenses for the year ended December 31, 2000 as compared to 1999 is due to a decrease in the costs of salaries, benefits and other headcount related expenses as a result of a reduction in general and administrative personnel from the 1999 restructuring, employee attrition and the reduction of the general and administrative cost structure.

In 2000, the Company changed its methodology for the calculation of its allowance for doubtful accounts. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. Where this method did not automatically consider an account to be uncollectible based on age, age was a factor considered. Under the new methodology, age is now the key determinant of the level of allowance required. Provisions for doubtful accounts receivable were $18.5 million and $14.4 million in 2000 and 1999, respectively.

As a percentage of revenue, general and administrative expenses increased for the year ended December 31, 2000 as compared to 1999 as a result of the decline in the Company's revenue base.

Litigation Charge

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The Company has accrued this liability as of December 31, 2000.

In December 1998, Alyn Corporation filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company accrued the liability for this matter as of December 31, 1999. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not yet been determined.

Provision for Income Taxes

The Company recorded no provision during 2000 and $0.8 million during 1999. The effective tax rate during these periods was 0% and 1.5%, respectively. During 2000, the effective tax rate was lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. Due to the historical losses incurred by the Company during and prior to fiscal 2000, and the uncertainty as to profits in the future, management cannot conclude that realization of the Company's net deferred tax asset is more likely than not. Accordingly, as of December 31, 2000, the Company had provided a valuation allowance of approximately $86.1 million. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

The following table summarizes certain aspects of Epicor's results of operations for the year ended December 31, 1999 compared to the year ended December 31, 1998 (dollars in millions):

                                              December 31,                             Change
                                     -------------------------------       ------------------------------
                                        1999               1998                  $                 %
                                     ------------       ------------       ------------      ------------
Revenues:                                                (unaudited)
   License fees                      $       94.3       $       68.9       $       25.4              36.9%
   Services                                 157.8               52.9              104.9             198.3%
   Other                                      6.1                0.6                5.5             916.7%
                                     ------------       ------------       ------------
     Total revenues                  $      258.2       $      122.4       $      135.8             111.0%

Percentage of total revenues:
   License fees                              36.5%              56.3%
   Services                                  61.1%              43.3%
   Other                                      2.4%               0.4%
                                     ------------       ------------
     Total revenues                         100.0%             100.0%

Gross profit                         $      135.6       $       85.0       $       50.6              59.5%
   Percentage of total revenues              52.5%              69.5%

Sales and marketing                  $       89.6       $       46.2       $       43.4              93.9%
   Percentage of total revenues              34.7%              37.8%

Software development                 $       29.7       $       11.9       $       17.8             149.6%
   Percentage of total revenues              11.5%               9.7%

General and administrative           $       55.6       $        7.6       $       48.0             631.6%
   Percentage of total revenues              21.5%               6.2%

Litigation charge                    $        1.8       $         --       $        1.8                --
   Percentage of total revenues               0.7%                --

Special charges                      $       10.0       $        6.0       $        4.0              66.7%
   Percentage of total revenues               3.9%               4.9%

Provision for income taxes           $        0.8       $        0.2       $        0.6             300.0%
   Percentage of total revenues               0.3%               0.2%

Revenues

The growth in license fee revenue for 1999 compared to 1998 was attributable to the acquisition of the DataWorks suite of software products, which consisted primarily of the Avante, Vantage, and Vista products. License fee revenue from DataWorks' products approximated $34.1 million for the twelve months ended December 31, 1999. An increase in license fee revenue from the Company's Clientele product also contributed to the growth. Although license fee revenue increased in absolute dollars, as a percentage of total revenues, license fee revenue decreased. The following factors impacted this change in revenue mix:

- The acquisition of DataWorks, which historically reported lower license fees as a percentage of total revenues than the Company's previous revenue mix.
- Decreased Platinum ERA license fees attributable to increased competition and uncertainty in the marketplace over the integration of applications following the DataWorks acquisition as well as sales force attrition.
- Continued weak demand for enterprise resource planning software particularly attributable to uncertainty in the software market related to the Year 2000 problem.

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

Other revenue consists primarily of third-party hardware sales. The increase in other revenue was attributable to the DataWorks acquisition, which contributed $5.2 million to the increase for the year ended December 31, 1999.

International revenues were $72.1 million and $32.2 million in the years ended December 31, 1999 and 1998, representing 27.9% and 26.3% of total revenue, respectively. The increase was primarily attributable to the DataWorks acquisition as DataWorks had a larger European sales force and marketing presence than the Company prior to the acquisition.

Gross Profit

The absolute dollar increase in gross profit was attributable to the DataWorks acquisition. The reduction in gross profit percentage for 1999 as compared to 1998 was attributable to following:

- A higher proportion of overall revenues from services which bear a lower gross margin than license fees
- A charge totaling $2.7 million to write-down capitalized software costs and prepaid licenses
- Customer concessions granted for product-related issues totaling $1.0 million
- A higher cost structure underlying services revenue generated from the Avante customer base
- Non-billable one-time activities including Year 2000 testing and quality assurance testing of future product releases

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

Sales and Marketing

Sales and marketing expenses as a percentage of revenue decreased due to the refinement in cost alignments as discussed above. In addition to the acquisition of DataWorks, the following factors contributed to the increase in sales and marketing expenses:

- Higher compensation expense as a result of a modification in the sales commission plan designed to retain the direct sales force
- Increased marketing expenses associated with the name change from Platinum Software Corporation to Epicor Software Corporation
- Increased marketing expenses associated with improvements to the Company's customer prospect generation process.

Software Development

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

Gross software development expenditures were $35.8 million and $15.8 million or 14% and 13% of total revenues for 1999 and 1998, respectively, before capitalization of software costs of $6.0 million and $3.9 million. In addition to the acquisition of DataWorks, the following factors contributed to the increase in software development expenses:

-   Year 2000 remediation costs of  $2.0 million
- New product development including web-enablement and integration of existing back and front office products
- Outside consulting costs related to enhancing software development methodologies and procedures.

General and Administrative

General and administrative expenses increased in both absolute dollars and as a percentage of revenue due to the following:

- The acquisition of DataWorks, which included a higher general and administrative cost infrastructure
-   The refinement in cost alignments as discussed above
- An increased provision for doubtful accounts as a result of continued difficulty in collecting receivables assumed in the DataWorks merger, the change in product direction and certain product quality and customer service issues.

Provision for Income Taxes

The Company recorded a provision of $0.8 million and $0.2 million during 1999 and 1998, respectively. The effective tax rate during these periods was 1.5% and 0%, respectively. During 1999, the effective tax rate was lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. As of December 31, 1999, the Company had provided a valuation allowance of approximately $71.1 million.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 TO THE SIX MONTHS ENDED DECEMBER 31, 1997

Revenues

Revenues were approximately $39.9 million and $63.7 million in the six months ended December 31, 1997 and 1998, respectively, representing an increase of approximately 60 percent in the six months ended December 31, 1998.

License fee revenues were approximately $21.7 million and $33.0 million for the six months ended December 31, 1997 and 1998, respectively, representing an increase of 52% in the six months ended December 31, 1998. License fee revenues for the Company's Platinum ERA product, formerly Platinum SQL (including Clientele) were approximately $18.1 million and $28.7 million for the six months ended December 31, 1997 and 1998, respectively, representing an increase of 59% in the six months ended December 31, 1998. The increase in revenues was primarily attributable to an overall increase in personnel in the direct sales force for the Platinum ERA product; the Company's broader product offering following the FocusSoft acquisition; the release of the Clientele 3.0 product in February 1998, which included sales force functionality; the release of FocusSoft's version 5.0 product (now named Platinum ERA Advanced Distribution and Manufacturing) with enhanced distribution and manufacturing functionality; additional lead generation, telesales and marketing efforts and an increased effort to sell Platinum ERA internationally. License fee revenues for the Company's Platinum for Windows and Platinum for DOS products were approximately $3.7 million and $4.3 million for the six months ended December 31, 1997 and 1998, respectively, representing an increase of 18% in the six months ended December 31, 1998. The increase in revenues was primarily due to increased domestic demand created by the commercial availability of a complete suite of the Platinum for Windows modules. International license fee revenues increased from $5.9 million in the six months ended December 31, 1997 to $10.5 million in the six months ended December 31, 1998. The increase was due to an increased effort to sell Platinum ERA internationally.

Services revenues, which include consulting, education, training, and maintenance and support services, increased 69% from $18.0 million in the six months ended December 31, 1997 to $30.4 million in the six months ended December 31, 1998. The increase was primarily attributable to the increase in installations. Also, the increase was attributable to an overall rise in the installed base of end-users of Platinum ERA and the increased effort to renew customers on maintenance contracts.

Gross Profit

Gross profit increased 62% from $26.7 million in the six months ended December 31, 1997 to $43.2 million in the six months ended December 31, 1998 and increased as a percentage of revenues from 67% to 68%, respectively. The increase in gross profit was due to higher license revenues, which have higher margins than services revenues.

Operating Expenses

Total operating expenses increased from $24.5 million for the six months ended December 31, 1997 to $33.1 million for the six months ended December 31, 1998, excluding the charge for the 1998 restructuring and the charge for in-process research and development costs associated with the DataWorks Merger. Total operating expenses as a percentage of revenues were 62% and 53% for the six months ended December 31, 1997 and December 31, 1998, respectively, excluding the charge for the 1998 restructuring and the charge for in-process research and development costs associated with the DataWorks merger. Included in operating expenses for the six months ended December 31, 1997 were approximately $0.8 million in charges for the FocusSoft acquisition. The increase in dollar amount was primarily attributable to an overall increase in direct sales personnel as well as additional commissions for the sales personnel as their quota was exceeded because additional commissions were paid as if the six months ended December 31, 1998 was the last six months of the commission plan year.

Sales and Marketing

Sales and marketing costs were approximately $15.0 million and $23.0 million in the six months ended December 31, 1997 and 1998, respectively, or approximately 38% and 36% of total revenues. The increase in the dollar amount of sales and marketing expenses was primarily due to the increase in the direct sales force for the Platinum ERA product.

Software Development Costs

Software development costs were approximately $6.3 million and $9.1 million in the six months ended December 31, 1997 and 1998, respectively, or approximately 16% and 14% of total revenues, before capitalization of software costs of approximately $0.2 million and $2.9 million. The percentage of capitalized software development costs to total software development costs increased from 4% in the six months ended December 31, 1997 to 32% in the six months ended December 31, 1998. During the six months ended December 31, 1997, costs were capitalized for the creation of translation into different languages for the Platinum SQL and Platinum for Windows products and for the Job Cost module for Platinum for Windows and Job Shop and Engineer to Order for the Platinum SQL Advanced Distribution and Advanced Manufacturing applications. During the six months ended December 31, 1998, costs were capitalized for the creation of translations into different languages and localizations for the Platinum SQL product, the serial lot tracking feature for the Platinum for Windows product, Year 2000 enhancements for the Platinum for DOS product and certain applications of the Platinum ERA 7.0 release.

General and Administrative

General and administrative expenses were approximately $3.4 million and $3.9 million in the six months ended December 31, 1997 and 1998, respectively, or approximately 9% and 6% of total revenues. The increase in dollar amount was primarily attributable to management bonuses and employee profit sharing accrued during the six months ended December 31, 1998 due to the Company's improved operating results as compared to no bonuses or profit sharing accrued during the six months ended December 31, 1997 due to historical operating losses.

Other Income

Other income was approximately $1.1 million and $0.4 million in the six months ended December 31, 1997 and 1998, respectively. Other income for the six months ended December 31, 1998 primarily represented interest earned on the Company's cash and cash equivalents and short-term investments net of foreign currency losses realized. Other income for the six months ended December 31, 1997 primarily represented interest earned on the Company's cash and cash equivalents and short-term investments as well as an increase of $0.3 million in the fair value of an investment.

Provision for Income Taxes

The Company recorded no provision for income taxes in the six months ended December 31, 1997 and a provision of $.2 million during the six months ended December 31, 1998. The effective tax rate during these periods was 0 percent for both periods. During 1998, the effective tax rate was lower than the statutory federal income tax rate of 35%, primarily due to the inability to record benefits from current net operating losses. During 1997, the Company's tax expense was offset by the reduction of valuation allowances recorded in prior years as a result of the Company's profitability in the current year. As of December 31, 1998, the Company had provided a valuation allowance of approximately $51.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash and cash equivalents, short-term investments, working capital, long-term debt and cash flows as of and for the years ended December 31, 2000 and 1999, (in millions):

                                                 December 31,       December 31,
                                                     2000               1999
                                                 ------------       ------------
  Cash and cash equivalents                        $ 26.8             $ 18.2
  Short-term investments                               --               12.2
  Working capital                                    (2.0)              16.8
  Long-term debt, less current portion                5.6                0.5
  Net cash used in operating activities              (3.7)              (9.6)
  Net cash provided by investing activities           0.2                4.1
  Net cash provided by financing activities          13.0                2.2


The Company used $3.7 million in cash for operating activities during the year ended December 31, 2000 primarily to fund its net loss. As part of the $3.7 million in operating cash outlays in the year ended December 31, 2000, the Company paid $1.8 million in settlement of the previously discussed Alyn lawsuit, $2.4 million to fund certain strategic alliances, and $5.2 million for severance costs, lease terminations and other costs related to the restructurings, and costs related to the 1998 DataWorks merger. At December 31, 2000, the Company has $3.0 million in cash obligations related to lease terminations and other costs related to the restructuring plans and the 1998 DataWorks merger. The Company believes these obligations will be funded from existing cash reserves, other working capital components, operations and availability under the Company's revolving line of credit.

The Company's principal investing activities for the year ended December 31, 2000 included net sales of short-term investments of $12.2 million and capital expenditures of $5.1 million to accommodate facility reorganizations and the Company's expanding information technology infrastructure. In addition, cash used in investing activities included capitalized software development costs of $7.0 million primarily related to the localization and translation of certain of the Company's products for foreign markets. See discussion regarding write-down of capitalized software development costs under Gross Profit.

Financing activities for the year ended December 31, 2000 included proceeds of $10.0 million from a term loan and payments made of $1.6 million on such term loan and other long-term debt. In addition, cash provided by financing activities included proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $3.4 million as well as the receipt of $1.2 million on loans from officers related to restricted stock grants.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (12.5% at December 31, 2000). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit. As of December 31, 2000, the Company has borrowing capacity of $14.3 million under this revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of September 30, 2000, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from the lender for these violations on November 13, 2000 and negotiated amendments to the credit agreement to reduce the thresholds required by the EBITDA and the tangible net worth financial covenants. As of December 31, 2000, the Company was in violation of the amended EBITDA covenant, for which it received a waiver on January 31, 2001. This fourth quarter violation was solely a result of the $2.0 million arbitration settlement with AAR Corporation (see
Note 5 of Notes to Consolidated Financial Statements) and the Company does not anticipate needing to further renegotiate the covenants at this time.

Since December 31, 1999, the Company has experienced an increase in the proportion of accounts receivable over 90 days old. The increase in aged receivables is partially attributable to delays in collections related to consolidation of our previously separate accounting systems and financial processes arising from the Company's 1998 acquisition of DataWorks. This consolidation was completed during the second quarter of 2000 and the Company believes all issues arising from this integration have been resolved. There are also ongoing collection issues caused by customer uncertainty over the Company's change in product strategy and quality issues from certain legacy product releases. If the Company is not successful in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the $30 million bank credit facility secured in July 2000. In addition, if the Company does not reduce its aged receivables, the Company's ability to borrow against the revolving line of credit portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

For the years ended December 31, 2000 and 1999, the Company incurred net losses of $40.7 million and $50.6 million, respectively, and negative cash flows from operations of $3.7 million and $9.6 million, respectively. The Company has taken steps to reduce its operating expenses as part of its 1999 restructuring, including a reduction in workforce and facilities consolidation and closure. As a result of these actions, the establishment of cost controls and enhanced receivable collection activities, the Company generated positive cash flows from operating activities of $3.8 million during the quarter ended September 30, 2000 and $10.5 million during the quarter ended December 31, 2000. However, the Company expects to use up to $8 million to fund its operating activities during the quarter ended March 31, 2001.

As of December 31, 2000, the Company's principal source of liquidity consisted of its cash and cash equivalents of $26.8 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $14.3 million. The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2001 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and reorganization actions.

Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

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

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 25.9% the Company's total revenues for the year ended December 31, 2000 and 23.9% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements


                                                                                         Page
    Financial Statements:


        Report of Independent Auditors..................................................  38

        Consolidated Balance Sheets as of December 31, 2000 and 1999 ...................  39

        Consolidated Statements of Operations for the years ended December 31,
        2000 and 1999, the six months ended December 31, 1998 and the year ended
        June 30, 1998 ..................................................................  40

        Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 2000  and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998 ...............................................  41

        Consolidated Statements of Cash Flows for the years ended December 31,
        2000 and 1999, the six months ended December 31, 1998 and the year ended
        June 30, 1998 ..................................................................  42

        Notes to Consolidated Financial Statements......................................  43


    Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts.................................  64

        All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicor Software Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ Ernst & Young LLP



Orange County, California
January 26, 2001

                           EPICOR SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                        DECEMBER 31,
                                  ASSETS                                           2000            1999
                                                                                ---------       ---------
Current assets:
  Cash and cash equivalents                                                     $  26,825       $  18,221
  Short-term investments                                                               --          12,154
  Accounts receivable, net of allowance for doubtful accounts
     of $24,242 and $17,100 as of December 31, 2000 and 1999, respectively         60,424          75,263
  Prepaid expenses and other current assets                                         5,831           8,984
                                                                                ---------       ---------
        Total current assets                                                       93,080         114,622




Property and equipment, net                                                        12,086          16,650
Software development costs, net of accumulated amortization
    of $8,460 and $6,903 as of December 31, 2000 and 1999, respectively             6,748           9,083
Intangible assets, net                                                             19,118          25,668
Other assets                                                                        3,755           4,154
                                                                                ---------       ---------
                                                                                $ 134,787       $ 170,177
                                                                                =========       =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  11,177       $  14,591
  Accrued compensation and payroll taxes                                           12,045          15,986
  Accrued restructuring costs                                                         539           7,902
  Other accrued expenses                                                           21,298          20,166
  Deferred revenue                                                                 45,374          39,017
  Current portion of long term debt                                                 4,666             189
                                                                                ---------       ---------
        Total current liabilities                                                  95,099          97,851

Long-term debt                                                                      5,621             520

Commitments and contingencies (Notes 1 and 5)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
        95,305 shares issued and outstanding                                        7,501           7,501
   Common stock, $.001 par value, 60,000,000 shares authorized,
       41,471,399 and 40,848,162 shares issued and outstanding as of
       December 31, 2000 and 1999, respectively                                        41              41
  Additional paid-in capital                                                      240,824         237,536
  Less: notes receivable from officers for issuance of restricted stock            (9,969)        (11,269)
  Accumulated other comprehensive loss                                             (3,182)         (1,590)
  Accumulated deficit                                                            (201,148)       (160,413)
                                                                                ---------       ---------
        Total stockholders' equity                                                 34,067          71,806
                                                                                ---------       ---------
                                                                                $ 134,787       $ 170,177
                                                                                =========       =========


        See accompanying notes to the consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                                      SIX MONTHS
                                                 YEAR ENDED         YEAR ENDED           ENDED            YEAR ENDED
                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,         JUNE 30,
                                                    2000               1999               1998               1998
                                                ------------       ------------       ------------       ------------
     Revenues:
         License fees                           $     75,820       $     94,344       $     33,047       $     57,577
         Services                                    139,797            157,770             30,428             40,406
         Other                                         4,151              6,062                241                505
                                                ------------       ------------       ------------       ------------
     Total revenues                                  219,768            258,176             63,716             98,488

     Cost of revenues:
       Cost of license fees                           25,392             18,015              4,808              5,990
       Cost of services                               76,469            101,349             15,731             23,971
       Cost of other                                   2,331              3,238                 --                 --
                                                ------------       ------------       ------------       ------------
     Total cost of revenues                          104,192            122,602             20,539             29,961
                                                ------------       ------------       ------------       ------------

     Gross profit                                    115,576            135,574             43,177             68,527

     Operating expenses:
       Sales and marketing                            76,154             89,592             23,030             38,177
       Software development                           26,370             29,722              6,213             11,724
       General and administrative                     53,137             55,579              3,897              7,145
       Litigation                                      2,000              1,800                 --                 --
       Special charges                                  (700)             9,975              5,950                 --
       In-process research and development                --                 --              6,384                 --
                                                ------------       ------------       ------------       ------------
     Total operating expenses                        156,961            186,668             45,474             57,046
                                                ------------       ------------       ------------       ------------

     Income (loss) from operations                   (41,385)           (51,094)            (2,297)            11,481

     Other income (expense):
       Interest income                                   961              2,031                474                940
       Interest expense                                 (627)              (534)               (90)               (39)
       Other                                             316               (286)                37                965
                                                ------------       ------------       ------------       ------------
     Total other income (expense)                        650              1,211                421              1,866
                                                ------------       ------------       ------------       ------------
     Income (loss) before income taxes               (40,735)           (49,883)            (1,876)            13,347
     Provision for income taxes                           --                750                180                 --
                                                ------------       ------------       ------------       ------------
     Net income (loss)                          $    (40,735)      $    (50,633)      $     (2,056)      $     13,347
                                                ============       ============       ============       ============

     Net income (loss) per share - basic        $      (0.98)      $      (1.25)      $      (0.07)      $       0.56
     Net income (loss) per share - diluted      $      (0.98)      $      (1.25)      $      (0.07)      $       0.45

     Common shares outstanding - basic                41,409             40,605             28,373             23,956
     Common shares outstanding - diluted              41,409             40,605             28,373             29,716



          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     Series B Preferred            Series C Preferred               Common Stock
                                     ------------------            ------------------               ------------
                                    Shares         Amount         Shares         Amount         Shares          Amount
                                 ------------   ------------   ------------   ------------   ------------    ------------
    Balances June 30, 1997          2,435,000   $     13,466        213,803   $     16,826     22,584,610    $         22

    Net income
    Foreign currency
      translation adjustment
    Subchapter S
    distribution
       to Focusoft
    Conversion of Series B
          Preferred stock            (995,250)        (5,504)                                     995,250               1
    Conversion of Series C
         Preferred stock                                            (51,783)        (4,075)       517,830               1
    Employee stock purchases                                                                       45,968
    Exercise of stock options                                                                   1,999,057               2
                                 ------------   ------------   ------------   ------------   ------------    ------------
    Balance June 30, 1998           1,439,750   $      7,962        162,020   $     12,751     26,142,715    $         26

    Net loss
    Foreign currency
      translation adjustment
    Stock issued in
    connection
       with Dataworks merger                                                                   11,739,459              12
    Conversion of Series B
          Preferred stock          (1,439,750)        (7,962)                                   1,439,750               1
    Conversion of Series C
         Preferred stock                                            (66,715)        (5,250)       667,150               1
    Employee stock purchases                                                                       52,731
    Exercise of stock options                                                                     155,027
                                 ------------   ------------   ------------   ------------   ------------    ------------
    Balance December 31, 1998              --   $         --         95,305   $      7,501     40,196,832    $         40

    Net loss
    Foreign currency
      translation adjustment
    Proceeds from note
      receivable from officer
    Acceleration of options
      in connection with
      severance agreements
    Employee stock purchases                                                                      369,396               1
    Exercise of stock options                                                                     281,934
                                 ------------   ------------   ------------   ------------   ------------    ------------
    Balance December 31, 1999              --   $         --         95,305   $      7,501     40,848,162    $         41

    Net loss
    Foreign currency
      translation adjustment
    Return of restricted stock                                                                    (30,000)
    Proceeds from note
       receivable from officer
    Employee stock purchases                                                                      296,223
    Exercise of stock options                                                                     357,014
                                 ------------   ------------   ------------   ------------   ------------    ------------
    Balance December 31, 2000              --   $         --         95,305   $      7,501     41,471,399    $         41
                                 ============   ============   ============   ============   ============    ============

                                    Paid            Notes        Accumulated                      Total       Comprehensive
                                     in              From       Comprehensive  Accumulated    Stockholders'      Income
                                   Capital         Officers         Loss         Deficit         Equity          (Loss)
                                 ------------    ------------   ------------   ------------   ------------    ------------
    Balances June 30, 1997       $    116,745    $    (11,563)  $        393   $   (120,302)  $     15,587

    Net income                                                                       13,347         13,347    $     13,347
    Foreign currency
      translation adjustment                                          (1,485)                       (1,485)         (1,485)
    Subchapter S
    distribution
       to Focusoft                                                                     (769)          (769)
    Conversion of Series B
          Preferred stock               5,503
    Conversion of Series C
         Preferred stock                4,074
    Employee stock purchases              435                                                          435
    Exercise of stock options           7,793                                                        7,795
                                 ------------    ------------   ------------   ------------   ------------    ------------
    Balance June 30, 1998        $    134,550    $    (11,563)  $     (1,092)  $   (107,724)        34,910    $     11,862
                                                                                                              ============

    Net loss                                                                         (2,056)        (2,056)   $     (2,056)
    Foreign currency
      translation adjustment                                             847                           847             847
    Stock issued in
    connection
       with Dataworks merger           83,194                                                       83,206
    Conversion of Series B
          Preferred stock               7,961
    Conversion of Series C
         Preferred stock                5,249
    Employee stock purchases              490                                                          490
    Exercise of stock options             598                                                          598
                                 ------------    ------------   ------------   ------------   ------------    ------------
    Balance December 31, 1998    $    232,042    $    (11,563)  $       (245)  $   (109,780)  $    117,995    $     (1,209)
                                                                                                              ============
    Net loss                                                                        (50,633)       (50,633)   $    (50,633)
    Foreign currency
      translation adjustment                                          (1,345)                       (1,345)         (1,345)
    Proceeds from note
      receivable from officer                             294                                          294
    Acceleration of options
      in connection with
      severance agreements              2,385                                                        2,385
    Employee stock purchases            1,745                                                        1,746
    Exercise of stock options           1,364                                                        1,364
                                 ------------    ------------   ------------   ------------   ------------    ------------
    Balance December 31, 1999    $    237,536    $    (11,269)  $     (1,590)  $   (160,413)  $     71,806    $    (51,978)
                                                                                                              ============
    Net loss                                                                        (40,735)       (40,735)   $    (40,735)
    Foreign currency
      translation adjustment                                          (1,592)                       (1,592)         (1,592)
    Return of restricted stock           (120)            120                                           --
    Proceeds from note
       receivable from officer                          1,180                                        1,180
    Employee stock purchases            1,164                                                        1,164
    Exercise of stock options           2,244                                                        2,244
                                 ------------    ------------   ------------   ------------   ------------    ------------
    Balance December 31, 2000    $    240,824    $     (9,969)  $     (3,182)  $   (201,148)  $     34,067    $    (42,327)
                                 ============    ============   ============   ============   ============    ============


          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                               SIX MONTHS
                                                          YEAR ENDED         YEAR ENDED           ENDED            YEAR ENDED
                                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,         JUNE 30,
                                                             2000               1999               1998               1998
                                                         ------------       ------------       ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                        $    (40,735)      $    (50,633)      $     (2,056)      $     13,347
Adjustments to reconcile net income (loss) to net
   cash (used in)  provided by operating
   activities:
  Depreciation and amortization                                17,039             18,277              3,496              5,126
  Provision for doubtful accounts receivable                   18,480             14,412              1,263              1,561
  Write off of capitalized software development                 5,337                 --                 --                 --
   costs
  Impairment of long lived assets                                  --              4,291                 --                 --
  Special charges                                                (700)             9,975              5,950                 --
  Accrued litigation                                            2,000              1,800                 --                 --
  In-process research and development                              --                 --              6,384                 --
  Changes in operating assets and liabilities:
     Accounts receivable                                       (3,173)            (2,638)            (4,909)           (18,514)
     Prepaid expenses and other current assets                  3,153              3,113             (6,596)            (1,146)
     Accounts payable                                          (2,182)            (3,561)             1,065             (1,181)
     Accrued restructuring costs                               (5,228)           (14,778)              (727)            (1,329)
     Accrued expenses                                          (4,001)             8,760                (29)             3,873
     Deferred revenue                                           6,318              1,414              3,137              4,388
                                                         ------------       ------------       ------------       ------------
Net cash (used in) provided by operating activities            (3,692)            (9,568)             6,978              6,125

INVESTING ACTIVITIES
Capital expenditures                                           (5,135)           (11,392)            (3,670)            (4,099)
Capitalized software development costs                         (7,026)            (6,032)            (2,912)            (1,247)
Purchase of short-term investments                                 --            (20,970)            (4,086)           (13,500)
Sale of short-term investments                                 12,154             39,327                 --             11,514
Cash acquired in the DataWorks Merger                              --                 --             13,018                 --
Other                                                             227              3,175                (17)              (242)
                                                         ------------       ------------       ------------       ------------
Net cash provided by (used in) investing activities               220              4,108              2,333             (7,574)

FINANCING ACTIVITIES
Proceeds from long term debt                                   10,000                 --                 --                 --
Payments on long term debt                                     (1,577)              (868)                --                 --
Exercise of stock options and warrants                          2,244              1,364                598              7,795
Proceeds from employee stock purchase plan                      1,164              1,746                490                435
Proceeds from notes receivable from officers                    1,180                 --                 --                 --
Subchapter S distributions to FocusSoft
  shareholders                                                     --                 --                 --               (769)
                                                         ------------       ------------       ------------       ------------
Net cash provided by financing activities                      13,011              2,242              1,088              7,461
Effect of exchange rates on cash                                 (935)              (736)               525             (1,485)
                                                         ------------       ------------       ------------       ------------
Net increase (decrease) in cash                                 8,604             (3,954)            10,924              4,527
Cash and cash equivalents at beginning of year                 18,221             22,175             11,251              6,724
                                                         ------------       ------------       ------------       ------------
Cash and cash equivalents at end of year                 $     26,825       $     18,221       $     22,175       $     11,251
                                                         ============       ============       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
        Interest                                         $        627       $        534       $         90       $         39
                                                         ============       ============       ============       ============
        Income taxes, net                                $        303       $      1,012       $         --       $         --
                                                         ============       ============       ============       ============


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS AND BASIS OF PRESENTATION

Epicor Software Corporation, a Delaware corporation, and its subsidiaries design, develop, market and support a broad range of client/server enterprise resource planning software for use by mid-size businesses worldwide. The Company also offers support, consulting and education services in support of its customers' use of its software products. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

For the years ended December 31, 2000 and 1999, the Company incurred net losses of $40.7 million and $50.6 million, and negative cash flows from operations of $3.7 million and $9.6 million, respectively. The Company has taken steps to reduce its operating expenses as part of its 1999 restructuring, including a reduction in workforce and facilities consolidation and closure. As a result of these actions, the establishment of cost controls and enhanced receivable collection activities, the Company generated positive cash flows from operating activities of $3.8 million (unaudited) during the quarter ended September 30, 2000 and $10.5 million (unaudited) during the quarter ended December 31, 2000. However, the Company expects to use up to $8 million to fund its operating activities during the quarter ended March 31, 2001.

As of December 31, 2000, the Company's principal source of liquidity consisted of its cash and cash equivalents of $26.8 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $14.3 million. The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2001 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and reorganization actions.

Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, costs to complete projects accounted for under the percentage-of-completion method, cash flows used to evaluate the recoverability of the Company's long-lived assets, and certain accrued liabilities for restructuring activities, and litigation claims and assessments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

The Company considers all liquid interest-earning investments with a maturity of more than three months at the date of purchase to be short-term investments. Short-term investments generally mature between three months and three years from the purchase date. All short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses are not material.

At December 31, 2000, there were no short-term investments. At December 31, 1999, short-term investments consisted $12,154,000 in corporate notes and bonds.

REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP 97-2, as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2", was adopted by the Company as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was adopted by the Company on January 1, 2000. In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted the provisions of SAB 101 during the fourth quarter of fiscal 2000.

The adoption of SOP 97-2, SOP 98-4, SOP 98-9 and SAB 101 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company enters into arrangements with end users, many of which may include software license fees, maintenance and services or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain.

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements using vendor specific objective evidence of fair value of the element, regardless of any separate prices stated within the contract for each element. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. software license fees charged when consulting and maintenance services are not provided, hourly rates charged for consulting services when sold separately from a software license, the renewal rate for maintenance arrangements). If vendor specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence of fair value exists or all elements have been delivered.

License Revenues: Amounts allocated to license revenues are recognized at the time of delivery of the software when vendor specific objective evidence of fair value exits for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

Services Revenues: Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services are not essential to the functionality (i.e. do not involve significant production, modification, or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are generally recognized as the services are performed.

Maintenance Revenues: Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenues on sales made by the Company's resellers are generally recognized upon shipment of the Company's software to the reseller, when the reseller has an identified end user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

PROPERTY AND EQUIPMENT

Equipment, furniture and fixtures and leasehold improvements are recorded at cost. The Company depreciates equipment, furniture and fixtures using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or term of the lease.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. Amortization of software development costs is included in cost of license fees and totaled $2,547,000 for the year ended December 31, 2000, $1,964,000 for the year ended December 31,1999, $453,000 for the six months ended December 31, 1998, and $1,128,000 for the year ended June 30,1998.

During the quarter ended September 30, 2000, the Company determined that the carrying value of its capitalized software development costs related to certain localized products marketed in Latin America and Continental Europe exceeded its net realizable value. Accordingly, a charge of $5,337,000 is included in cost of license fees for year ended December 31, 2000, for the write-down of these capitalized costs to their estimated net realizable value. During the fourth quarter of 1999, the Company recorded a charge of $930,000 to reduce the carrying value of capitalized software costs due to the change in product focus and the reorganization (Note 3).

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over the estimated economic life of the asset. Amortization of intangible assets is primarily included in cost of license fees and totaled $6,637,000 for the year ended December 31, 2000 and $7,374,000 for the year ended December 31, 1999. There was no such amortization for the six months ended December 31, 1998 and the year ended June 30, 1998. During the fourth quarter of 1999, the Company recorded a charge of $3,325,000 to reduce the carrying value of certain intangibles due to the change in product focus and the reorganization (Note 3).

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ADVERTISING COSTS

The Company expenses production costs of advertising upon the first showing. Other advertising costs are expensed as incurred. Advertising expense totaled $2,035,000 for the year ended December 31, 2000, $3,936,000 for the year ended December 31, 1999, $771,000 for the six months ended December 31, 1998, and $1,034,000 for the year ended June 30, 1998.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is the respective local country's currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive loss and realized transaction gains and losses are recorded in results of operations. For the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, foreign currency transaction gains and losses were immaterial.

CONCENTRATION OF CREDIT RISKS

The Company sells its products to VARs and other software distributors generally under credit terms ranging from 30 to 90 days. The Company also sells its products directly to end-users generally requiring a significant up-front payment and remaining credit terms of 30 to 90 days. The Company believes no significant concentrations of credit risk existed at December 31, 2000. Receivables from customers are generally unsecured.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. For the years ended December 31, 2000 and 1999, and the six months ended December 31, 1998, employee stock options totaling 8,596,955, 9,856,836, and 7,133,089, respectively, and preferred stock convertible into 953,050 shares of common stock were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, during those periods, the Company's basic and diluted net loss per common share are the same.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):


                                                                                        Six Months
                                                   Year Ended         Year Ended           Ended            Year Ended
                                                  December 31,       December 31,       December 31,         June 30,
                                                      2000               1999               1998               1998
                                                  ------------       ------------       ------------       ------------
Numerator:
   Net income (loss) - numerator for basic
   and diluted net income (loss) per share        $    (40,735)      $    (50,633)      $     (2,056)      $     13,347

Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares                  41,409             40,605             28,373             23,956

Effect of dilutive securities:
   Employee stock options                                   --                 --                 --              1,942
   Preferred stock                                          --                 --                 --              3,818
                                                  ------------       ------------       ------------       ------------
   Dilutive potential common shares                         --                 --                 --              5,760
                                                  ------------       ------------       ------------       ------------


   Denominator for diluted net income (loss)
   per share                                            41,409             40,605             28,373             29,716
                                                  ============       ============       ============       ============

Net income (loss) per share - basic               $      (0.98)      $      (1.25)      $      (0.07)      $       0.56

Net income (loss) per share - diluted             $      (0.98)      $      (1.25)      $      (0.07)      $       0.45

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. Under the provisions of APB 25, compensation expense is determined at the measurement date as the difference between the quoted market price of the stock, less the exercise price of the option.

COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the only other component of total comprehensive income (loss) is the change in the cumulative foreign currency translation adjustments recorded in stockholders' equity.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported in previous periods to conform with the current period presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000 for all fiscal quarters of all fiscal years. The Company does not believe the adoption of Statement 133 will have a material impact on its consolidated financial position, results of operations or cash flows. The Company will adopt Statement 133 in its fiscal quarter beginning January 1, 2001.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN44 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following summarizes the components of property and equipment (in thousands):


                                            December 31,
                                       -----------------------
                                         2000           1999
                                       --------       --------
Computer equipment                     $ 32,369       $ 26,405
Furniture, fixtures and equipment         6,148          9,847
Leasehold improvements                    7,251          7,491
                                       --------       --------
                                         45,768         43,743
 Less accumulated depreciation
           and amortization             (33,682)       (27,093)
                                       --------       --------
                                       $ 12,086       $ 16,650
                                       ========       ========

The following summarizes the components of intangible assets (in thousands):


                                    December 31,
                              -----------------------
                                2000           1999
                              --------       --------
Acquired technology           $ 19,838       $ 19,710
Customer base                    8,730          8,730
Assembled workforce              1,570          1,570
Covenant not to compete          1,000          1,000
                              --------       --------
                                31,138         31,010
Accumulated amortization       (12,020)        (5,342)
                              --------       --------
                              $ 19,118       $ 25,668
                              ========       ========

NOTE 3.  ACQUISITIONS AND RESTRUCTURINGS

ACQUISITIONS

On December 31, 1998, the Company acquired DataWorks Corporation (Dataworks), a publicly held developer and marketer of manufacturing enterprise resource planning software. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock in exchange for all of the outstanding shares of DataWorks. In addition, each outstanding option or right to purchase DataWorks common stock under the DataWorks 1995 Equity Incentive Plan, the DataWorks 1995 Non-employee Directors Stock Option Plan, the Interactive Group, Inc. 1997 Nonstatutory Stock Option Plan, the Interactive 1995 Stock Option Plan and each other outstanding option or right to purchase DataWorks common stock was assumed by the Company.

The merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a purchase for financial reporting purposes. The total purchase price and allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):


                Total purchase price:

                         Value of stock issued                        $83,522
                         Value of options assumed                         376
                         Transaction costs                              2,102
                                                                      -------
                                                                      $86,000
                                                                      =======

                                                                                  Amortization
                Purchase price allocation:                                       period (years)

                         Tangible assets                              $97,091
                         Intangible assets:
                             Developed and core technology             19,055         5
                             Customer base                              8,710         7
                             Assembled workforce                        4,113         4
                         In-process research and development            6,384      expensed
                         Assumed liabilities                          (49,353)
                                                                      -------
                                                                      $86,000
                                                                      =======


The Company recorded a charge of $6,384,000 during the six months ended December 31, 1998 for purchased in-process research and development related to development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both the Company and DataWorks. The operating results of DataWorks are included in the consolidated statement of operations commencing January 1, 1999 because the acquisition became effective on December 31, 1998.

RESTRUCTURINGS

The following table summarizes the activity in the Company's reserves associated with its acquisitions and restructurings (in thousands):



                                      Balance at                                      Balance at       Write off
                                     December 31,      Special           Cash        December 31,      of Fixed
                                         1998          Charges         Payments           1999           Assets
                                     ------------    ------------    ------------     ------------    ------------
Separation costs for terminated
  employees and contractors          $         --    $      2,072    $        (67)    $      2,005    $         --
Facilities closing and downsizing              --           4,756             (44)           4,712          (1,435)
Remaining restructuring accrual
  from prior periods-1998, 1997
  and 1996                                  7,957              --          (6,772)           1,185              --
                                     ------------    ------------    ------------     ------------    ------------
Accrued restructuring costs          $      7,957    $      6,828    $     (6,883)    $      7,902    $     (1,435)
                                     ============    ============    ============     ============    ============


                                       Reversal
                                          of                            Balance at
                                       Facility           Cash           December
                                       Accrual          Payments         31, 2000
                                     ------------     ------------     ------------
Separation costs for terminated
  employees and contractors          $         --     $     (2,005)     $        --
Facilities closing and downsizing            (700)          (2,373)             204
Remaining restructuring accrual
  from prior periods-1998, 1997
  and 1996                                     --             (850)             335
                                     ------------     ------------     ------------
Accrued restructuring costs          $       (700)    $     (5,228)    $        539
                                     ============     ============     ============

At December 31, 2000, $539,000 of the restructuring accruals remain and relate primarily to lease commitments on which the Company will continue to make payments until the respective leases expire.

In December 1999, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included refocusing development activities related to certain product lines on sales to current users of these products as opposed to new customers; termination of plans to market certain products in selected international markets; organizing certain product lines into divisions with profit and loss responsibilities; reducing the workforce; and closing or significantly reducing the size of various offices worldwide. In connection with this reorganization, the Company incurred various charges totaling $9,975,000 during the year ended December 31, 1999. These charges were comprised of the following:

- $2,072,000 - To terminate 130 employees, or 11% of the workforce. Headcount reductions were made in all functional areas of the Company.
- $4,756,000 - To close non-strategic offices or consolidate and downsize other office locations. Although the closure and consolidation efforts are substantially complete by December 31, 2000, lease payments on vacated buildings will continue to be made until the respective leases expire.
- $3,325,000 - To write-down impaired intangible assets from businesses acquired prior to 1999 to their estimated fair values based on projected future cash flows as a result of the shift in development and marketing focus of certain product lines.
- $(178,000) - To reverse a portion of the December 31, 1998 Data Works merger- related accrual as a result of lower than anticipated severance and facilities closing costs in the Sweden and Netherlands offices.

The Company's 1999 restructuring and reorganization resulted in or contributed to the recording of additional reserves and write-downs of certain other assets totaling $7,713,000. The following table summarizes where these charges have been recognized on the statement of operations for the year ended December 31, 1999 (in thousands):


                                                              General and
                                               Cost of      Administrative
                                             License Fees       Expense          Total
                                            --------------- ---------------- ---------------
      Write-down of prepaid software
      licenses, capitalized software
      development costs, and other assets
      due to change in product focus and
      reorganization                             $2,713          $5,000           $7,713



As of December 31, 2000, all employee terminations as a result of the Company's 1999 restructuring have taken place and all related payments have been made. Additionally, as of December 31, 2000, substantially all facility consolidations and closures resulting from the 1999 restructuring have been completed. During the quarter ended June 30, 2000, the Company determined that $700,000 of the reserve recorded as part of the 1999 restructuring was not needed. This was the result of the Company's ability to close certain facilities for less than the amount originally estimated. This amount has been accounted for as a reduction of special charges in the accompanying Consolidated Statements of Operations in 2000.

In December 1998, the Company underwent a restructuring as a result of the DataWorks merger resulting in a restructuring charge of $5,950,000. Such amount included approximately $5,500,000 for severance and other extended benefit costs related to a reduction in force of approximately 25 people, and approximately $450,000 in lease terminations and buyout costs related to the closure of duplicate facilities.

Also in connection with the Data Works acquisition, the Company accrued $7,133,000 of merger related costs. Such amounts included approximately $3,500,000 for severance and extended benefit costs related to a reduction in the Data Works workforce of 150 people, approximately $2,100,000 in lease termination and buyout costs related to duplicate facilities, and $1,533,000 related to settlement of certain third party reseller agreements and other miscellaneous accruals. During the years ended December 31, 2000 and 1999, the Company paid $1,234,000 and $910,000, respectively, related to such accruals. At December 31, 2000, $2,426,000 remains accrued, related to the aforementioned obligations.

NOTE 4.   REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consists of the following: (in thousands)


                                     December 31,
                            -----------------------------
                                2000             1999
                            ------------     ------------
Term loan                   $      8,611     $          -
Other                              1,676              709
                            ------------     ------------
                                  10,287              709
Less current portion              (4,666)            (189)
                            ------------     ------------
Total Long term debt        $      5,621     $        520
                            ============     ============

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (12.5% at December 31, 2000). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of December 31, 2000, the Company has borrowing capacity of $14.3 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of September 30, 2000, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on November 13, 2000 and negotiated amendments to the credit agreement to reduce the thresholds required by the EBITDA and the tangible net worth financial covenants. As of December 31, 2000, the Company was in violation of the amended EBITDA covenant, for which it received a waiver on January 31, 2001. This fourth quarter violation was a result of the $2.0 million arbitration settlement with AAR Corporation (Note 5) and the Company does not anticipate needing to further renegotiate the covenants at this time.

Maturities of long-term debt are as follows: (in thousands)


                       Years ended December 31,         Amount
                       ----------------------------    ---------
                       2001                            $   4,666
                       2002                            $   3,503
                       2003                            $   2,034
                       2004                            $      84
                                                       ---------
                       Total                           $  10,287
                                                       =========

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2008. The following is a schedule of future minimum lease payments under operating leases and future noncancellable sublease income (in thousands):




                                                    Future            Future          Net Future
                                                Minimum Lease     Noncancellable    Minimum Lease
                Years Ended December 31,           Payments      Sublease Income       Payments
                ------------------------------  ---------------  -----------------  ---------------
                2001                               $13,007          $ 3,134          $ 9,873
                2002                                11,127            2,830            8,297
                2003                                 9,773            2,805            6,968
                2004                                 7,135            2,683            4,452
                2005                                 5,726              939            4,787
                Thereafter                          23,611            4,163           19,448
                                                   -------          -------          -------
                                                   $70,379          $16,554          $53,825
                                                   =======          =======          =======


Rental expense under operating leases, net of sublease income, was $7,102,000 for the year ended December 31, 2000, $8,478,000 for the year ended December 31, 1999, $1,915,000 for the six months ended December 31, 1998 and $2,432,000 for the year ended June 30, 1998.

EMPLOYMENT AGREEMENTS

The Company has entered into agreements that provide certain executive officers with compensation totaling 6 to 12 months base salary and bonus in the event the Company terminates the executive without cause. Those agreements also call for the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

LITIGATION

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The Company has accrued this liability as of December 31, 2000.

In December 1998, Alyn Corporation filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company accrued the liability for this matter as of December 31, 1999. The Company is in discussions with its insurance carrier regarding coverage for this matter, but the amount of insurance coverage, if any, has not yet been determined.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint remains pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 6. INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):


                                                            Six Months
                           Year Ended       Year Ended         Ended         Year Ended
                          December 31,     December 31,     December 31,      June 30,
                              2000             1999             1998            1998
                         -------------    -------------    -------------    -------------
             Current:
              Federal    $          --    $          --    $          --    $          --
              Foreign               --              750              180               --
              State                 --               --               --               --
                         -------------    -------------    -------------    -------------
             Total       $          --    $         750    $         180    $          --
                         =============    =============    =============    =============


The income (loss) before income taxes is allocated between Federal and foreign as follows (in thousands):


                                                                                   Six Months
                                                  Year Ended       Year Ended         Ended          Year Ended
                                                 December 31,     December 31,     December 31,       June 30,
                                                     2000             1999             1998             1998
                                                 ------------     ------------     ------------     ------------

             Federal                             $    (19,463)    $    (27,673)    $     (1,772)    $     10,676
             Foreign                                  (21,272)         (22,210)            (104)           2,671
                                                 ------------     ------------     ------------     ------------
             Total                               $    (40,735)    $    (49,883)    $     (1,876)    $     13,347
                                                 ============     ============     ============     ============

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent (35 percent in 1998) to the consolidated income (loss) before income taxes as follows (in thousands):


                                                                                   Six Months
                                                  Year Ended       Year Ended         Ended         Year Ended
                                                 December 31,     December 31,     December 31,      June 30,
                                                     2000             1999             1998             1998
                                                 ------------     ------------     ------------     ------------
Provision (benefit) computed at statutory rates  $    (13,850)    $    (16,960)    $       (657)    $      4,708
Increase (decrease) resulting from:
  Effect of foreign operations                          7,232            8,301              215             (908)
  State taxes, net of federal benefit                      --               --             (185)             574
  In-process research and development
       write off                                           --               --            2,234               --
  Valuation allowance                                   6,211            8,757           (1,453)          (4,464)
  Other                                                   407              652               26               90
                                                 ------------     ------------     ------------     ------------
Total                                            $         --     $        750     $        180     $         --
                                                 ============     ============     ============     ============

The components of the Company's net deferred income taxes are as follows (in thousands):


                                                 December 31,
                                      ----------------------------------
                                        2000         1999         1998
                                      --------     --------     --------
Net operating loss carry forwards     $ 69,199     $ 58,488     $ 45,350
Other accruals and reserves              7,849        6,082        4,660
Allowance for doubtful accounts          7,623        4,349        3,917
Research and development credits         5,244        4,855        4,715
Accrued restructuring costs              2,581        6,164          169
Depreciation                             1,077          891          771
Merger and acquisition costs, net           --           --        4,726
Purchased research and development          --           --        1,013
Software capitalization, net            (1,906)      (2,264)        (779)
Purchased intangibles                   (5,613)      (7,506)     (13,208)
Valuation allowance                    (86,054)     (71,059)     (51,334)
                                      --------     --------     --------
  Total                               $     --     $     --     $     --
                                      ========     ========     ========

Due to the losses incurred by the Company during and prior to fiscal 2000 and the uncertainty as to profits in the future, management cannot conclude that realization of the Company's net deferred tax asset is more likely than not. Accordingly, as of December 31, 2000, the Company had provided a valuation allowance of $86,054,000.

The Company has federal, state and foreign net operating loss carry forwards as of December 31, 2000 of approximately $131,000,000, $67,000,000 and $58,000,000, respectively. The federal losses expire in the years 2001 through 2020. Included in the Company's net operating loss carry forwards are tax deductions relating to the exercise of non-qualified stock options totaling approximately $49,561,000. Future tax benefits from utilization of this portion of the total loss carry forward will be accounted for as a direct benefit to stockholders' equity. In addition, the Company has approximately $5,244,000 of federal and state research and development credit carry forwards that expire in the years 2001 through 2020.

Utilization of the federal and state net operating loss and research and development credit carry forwards could be limited in future years if the Company were to experience a greater than 50 percent change in ownership within a 3-year period as defined in section 382 of the United States Internal Revenue Code of 1986.

NOTE 7.  STOCK PLANS

The Company has a total of eight stock option plans and has reserved a total of 12,025,000 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, directors, consultants, and others with important business relationships with the Company. Stock options are generally granted at the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant.

In connection with the acquisition of Data Works (Note 3) the Company assumed all of the outstanding employee stock options of Data Works, which translated into options to acquire 1,683,682 shares of the Company's common stock.

The Company has an Employee Stock Purchase Plan authorizing the issuance of up to an aggregate of 1,250,000 shares of common stock to participating employees which permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a 6-month plan period. As of December 31, 2000, 978,668 shares have been issued under this plan.

The following is a summary of common stock option activity:


                                                                                Six Months Ended
                         Year Ended December 31,    Year Ended December 31,        December 31,            Year Ended December 31,
                                  2000                        1999                     1998                       1998
                         ------------------------   ------------------------   -----------------------    ------------------------
                                        Weighted                   Weighted                   Weighted                   Weighted
                                        Average                    Average                    Average                    Average
                                        Exercise                   Exercise                   Exercise                   Exercise
                          Options        Price       Options        Price       Options        Price       Options        Price
                         ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Outstanding,
   beginning of period    9,856,836    $   8.6607    7,133,089    $  10.3917    3,337,562    $  10.0597    3,765,837    $   5.2839
Granted                   2,066,444        3.9626    5,084,900        6.7296    5,114,960       15.5539    1,991,378       14.0630
Exercised                  (357,014)       6.2910     (281,934)       4.9691     (155,027)       3.8569   (1,999,057)       3.9693
Expired or canceled      (2,969,311)       8.6424   (2,079,219)      10.3466   (2,848,088)      20.4212     (420,596)       9.4058
Options assumed from
  DataWorks merger               --            --           --            --    1,683,682       11.9519           --            --
                         ----------                 ----------                 ----------                 ----------

Outstanding,
   end of period          8,596,955    $   7.6090    9,856,836    $   8.6607    7,133,089    $  10.3917    3,337,562    $  10.0597
                         ==========                 ==========                 ==========                 ==========

Options exercisable       3,606,112    $   9.8001    2,694,750    $   9.7285    2,140,935    $   9.6226      718,858    $   5.7045
                         ==========                 ==========                 ==========                 ==========

The following table summarizes information about stock options outstanding at December 31, 2000:


                                      Outstanding                               Exercisable
                    ------------------------------------------------  -------------------------------
                                         Weighted
                                         Average        Weighted                         Weighted
                                        Remaining        Average                         Average
    Range of            Number         Contractual      Exercise          Number      Exercise Price
 Exercise Prices      Outstanding          Life           Price        Exercisable
------------------  ----------------  --------------- --------------  --------------- -------------
 $ 0.11 to  3.60        869,614             8.03          $1.99          275,614           $3.16
   3.66 to  3.94        894,877             8.87           3.71          186,773            3.69
   4.00 to  5.94      1,640,736             9.07           4.56          196,376            5.05
   6.00 to  8.01      1,789,801             8.37           6.75          568,818            6.81
   8.13 to 10.81        480,481             6.84           9.52          304,031            9.54
  11.44 to 11.63      2,288,476             7.03          11.52        1,603,238           11.51
  12.13 to 27.39        632,970             7.40          15.59          471,262           16.05
                      ---------                                        ---------
 Total Options        8,596,955             8.01          $7.61        3,606,112           $9.80
                      =========                                        =========

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



                                                                                   Six Months
                                                  Year Ended       Year Ended         Ended          Year Ended
                                                 December 31,     December 31,     December 31,       June 30,
                                                     2000             1999             1998             1998
                                                 ------------     ------------     ------------     ------------
Net income (loss) as reported                    $    (40,735)    $    (50,633)    $     (2,056)    $     13,347
                                                 ------------     ------------     ------------     ------------

Net income (loss) - pro forma                    $    (59,959)    $    (78,066)    $    (10,895)    $      6,753
                                                 ------------     ------------     ------------     ------------

Income (loss) per share as reported              $      (0.98)    $      (1.25)    $      (0.07)    $       0.45
                                                 ------------     ------------     ------------     ------------

Income (loss) per share - pro forma              $      (1.45)    $      (1.92)    $      (0.38)    $       0.23
                                                 ------------     ------------     ------------     ------------

The fair value of shares has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                Year Ended               Year Ended             Six Months Ended            Year Ended
                            December 31, 2000         December 31, 1999         December 31, 1998          June 30, 1998
                           -----------------------   ------------------        -------------------    -----------------------
                              Stock                  Stock                     Stock                    Stock
                              Option      Purchase   Option    Purchase        Option    Purchase       Option      Purchase
                              Plans         Plan     Plans       Plan          Plans       Plan         Plans        Plan
                             -------      --------   ------    --------        ------    --------       -------     ---------
Expected life (years)          3.9           0.6         4        0.5              4        0.5              4          0.5
Risk-free interest rate       6.40%         6.20%     6.30%      4.65%          5.06%      4.70%          5.94%        5.57%
Volatility                   1.260         1.260     0.911      0.911          1.496      1.496         1.4962       1.4962
Dividend Rate                    0%            0%        0%         0%             0%         0%             0%           0%


For options granted during the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, and the year ended June 30, 1998, the weighted average fair value at date of grant was $3.18, $4.57, $13.56, and $10.59 per option, respectively. The weighted average fair value at date of grant for stock purchase shares during the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, and the year ended June 30, 1998 was $2.22, $3.34, $6.09, and $5.80 per share, respectively.

Stock Option Exchange

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company's common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options are ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. The Company will record a total compensation charge of up to $4,283,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date based upon the quoted market price of the Company's common stock. Compensation expense to be charged to operations in 2001, 2002, 2003, 2004 and 2005 approximates $1,352,000, $1,475,000, $734,000, $666,000, and $56,000 respectively, assuming all restricted stock grants vest.

NOTE 8.  COMMON  STOCK

As of December 31, 2000, the total number of shares of common stock reserved for future issuance is as follows:


                                                            Shares
                                                          ---------
Stock Option Plans                                       10,107,935
Employee Stock Purchase Plan                                271,332
Series C Preferred Stock                                    953,050
                                                         ----------
                                                         11,332,317
                                                         ==========

On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the
Plan) that is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20 percent of the Company's then outstanding common stock or commences a tender offer for at least 20 percent of the Company's then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction which the Company is not the surviving corporation or 50 percent or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company, having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20 percent or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends. The rights, which expire on March 9, 2004, may be redeemed by the Company at a price of $0.01 per right.

NOTE 9.  PREFERRED STOCK

The Company's outstanding Preferred Stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. Such shares automatically convert into common stock of the Company 10 days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share. The holders of preferred stock are entitled to vote with holders of common stock on an as converted basis and have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the Preferred Stock.

NOTE 10.  RELATED PARTY TRANSACTIONS

EMPLOYEE ADVANCES

In May 2000, the Company made retention and incentive loans, totaling $620,000 to several officers of the Company. The promissory notes, made as advances against future incentive compensation and bearing interest at the rate of 6.53% per annum, were originally scheduled to mature on the earlier of the payout of the 2000 incentive compensation to each officer, or February 20, 2001. The due date on the remaining loan balances aggregating $533,000 after paying the 2000 incentive compensation to each officer in February 2001 was subsequently extended to the earlier of the payout of the 2001 incentive compensation to each officer, or February 20, 2002. Unpaid accrued interest from the inception of the notes to February 20, 2001 was forgiven, while interest on the notes for the period from February 2001 to February 2002 shall accrue at 6.53%.

RESTRICTED STOCK

In February 1996, the Chief Executive Officer and Chairman of the Board purchased 2,000,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year full recourse promissory note in the principal amount of $3,500,000, bearing interest at 6% per annum. The Company also loaned to the Chief Executive Officer and Chairman of the Board $3,500,000 pursuant to an unsecured 5-year full recourse promissory note, bearing interest at the rate of 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above. In April 1998, the Board of Directors forgave any and all interest on such notes. In February 2001, the Company extended the due date on both loans to February 2003. As part of the extension, interest accrues on the notes at 6% from the date of the amendment and the principal and interest is due and payable upon maturity of the notes in February 2003.

In February 1996, one of the Company's former senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year full recourse promissory note in the principal amount of $875,000, bearing interest at 6% per annum. The Company also loaned to this senior executive officer $875,000 pursuant to an unsecured 5-year full recourse promissory note, bearing interest at the rate of 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above. In April 1998, the Board of Directors forgave any and all interest on such notes. As of December 31, 2000, the repurchase right lapsed with respect to 475,000 of the 500,000 shares, and the 25,000 unvested and unearned shares were returned to the Company. During the year ended December 31, 2000, $1,180,000 was repaid in cash on the promissory note. In February 2001, the Company extended the due date on the remaining principal balance of the unsecured note to August 2001. As part of the extension, the note bears interest payable monthly at 6% from the date of the amendment.

In April 1996, one of the Company's former senior executive officers purchased 450,000 shares of restricted stock at a purchase price of $6.25 per share, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured 5-year promissory full recourse note in the principal amount of $1,406,250 bearing interest at 6% per annum. The Company also loaned to this former senior executive officer $1,406,250 pursuant to an unsecured 5-year full recourse promissory note bearing interest at 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above. In April 1998, the Board of Directors forgave any and all interest on such notes. As of December 31, 2000, the repurchase right lapsed with respect to 445,000 of the 450,000 shares and the 5,000 unvested and unearned shares were returned to the Company. In February 2001, the Company extended the due date on the remaining principal balance of the secured and unsecured notes to April 2002. As part of this extension, the note bears interest payable quarterly at 6% from the date of the amendment.

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company has a 401(K) salary deferral plan ("Plan"), which is funded based on employee contributions. Terms of the Plan provide for the Company to make contributions to the Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first four percent of the eligible employee's deferred compensation contribution (as defined). The Company's contributions to the Plan were approximately $1,140,000 for the year ended December 31, 2000, $820,000 for the year ended December 31, 1999 and $0 for the six months ended December 31, 1998 and the year ended June 30, 1998. Prior to January 1, 1999, the employer match was optional and at the Company's discretion.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment: the design, development, marketing and support of client/server enterprise resource planning applications software products.

A summary of the Company's operations by geographic area is as follows (in thousands):


                                                                                            Latin
                                United States      Australasia       Europe      Canada     America      Consolidated
                                --------------    --------------    --------    --------    --------    --------------
Year Ended June 30, 1998:

Net revenues                    $       71,008    $        9,560    $  8,169    $  7,232    $  2,519    $       98,488
Operating income (loss)                  9,721            (1,818)      1,109         (50)      2,519            11,481
Identifiable assets                     51,956             5,809       4,974       5,249          --            67,988

Six Months Ended
          December 31, 1998:

Net revenues                    $       46,555    $        5,528    $  5,256    $  4,864    $  1,513    $       63,716
Operating income (loss)                 (2,407)           (1,366)       (200)        163       1,513            (2,297)
Identifiable assets                    169,925             7,892      28,929       5,531          --           212,277

Year Ended December 31, 1999:

Net revenues                    $      186,086    $       11,661    $ 42,308    $ 12,545    $  5,576    $      258,176
Operating income (loss)                (45,054)              236     (13,334)      6,192         866           (51,094)
Identifiable assets                    123,426             8,126      31,666       6,959          --           170,177

Year Ended December 31, 2000:

Net revenues                    $      162,883    $       11,681    $ 32,490    $ 10,154    $  2,560    $      219,768
Operating income (loss)                (32,143)            1,756     (10,343)      4,668      (5,323)          (41,385)
Identifiable assets                     99,846             8,230      22,019       4,420         272           134,787

NOTE 13.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

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

                                                          Year 2000 Quarter Ended
                                  ---------------------------------------------------------------------
                                   December 31       September 30          June 30           March 31
                                  ------------       ------------       ------------       ------------
Total revenues                    $     53,745       $     51,927       $     57,485       $     56,611
Operating income (loss)           $     (5,187)      $    (12,456)      $     (9,106)      $    (14,636)
Net income (loss)                 $     (5,361)      $    (12,297)      $     (8,841)      $    (14,236)
Earnings per share - diluted      $      (0.13)      $      (0.30)      $      (0.21)      $      (0.35)
Shares outstanding - diluted            41,453             41,450             41,468             41,262

Significant to the quarterly results of operations for the year ended December 31, 2000 are write-downs of capitalized software development costs totaling $5,337,000 incurred during the third quarter of 2000 and a $2,000,000 litigation charge incurred during the fourth quarter of 2000. The provision for doubtful accounts aggregated $18,480,000 in 2000. The summation of earnings per share does not agree to the loss per share for the year as a result of rounding.

                                                           Year 1999 Quarter Ended
                                  ----------------------------------------------------------------------------
                                    December 31         September 30           June 30              March 31
                                  --------------       --------------       --------------      --------------

Total revenues                    $       62,710       $       63,205       $       66,156      $       66,105
Operating income (loss)           $      (43,310)      $       (9,754)      $          602      $        1,358
Net income (loss)                 $      (43,405)      $       (9,698)      $          395      $        2,075
Earnings per share - diluted      $        (1.06)      $        (0.24)      $         0.01      $         0.05
Shares outstanding - diluted              40,836               40,703               41,731              41,935


In the fourth quarter of 1999, special charges of $9,975,000 were recorded relative to the Company's restructuring activities. In addition, related fourth quarter charges aggregating $7,713,000 were recorded in cost of license fees and general and administrative expenses to reflect the write down of certain operating assets (Note 3). Also included in the fourth quarter of 1999 is a litigation charge of $1,800,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 8, 2001 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 8, 2001 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required her under is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 8, 2001 Annual Meeting of Stockholders entitled Principle Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 8, 2001 Annual Meeting of Stockholders entitled "Executive Compensation."


                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report on 10-K:

1.       Financial Statements

         See Index to Consolidated Financial Statements at Item 8 on page 37 of this Report.

2.       Financial Statement Schedules

         See Index to Consolidated Financial Statements at Item 8 on page 37 of this Report.

3.       Exhibits


INDEX TO EXHIBITS


  Exhibit No.                                           Description                                          LOCATION
  -----------                                           -----------

    2.1          Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the             (9)
                 Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum,
                 William L. Mulert (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)
    2.2          Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the             (11)
                 Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph
                 Brumleve.  (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)
    2.3          Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and       (14)
                 DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998.
                 (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)
    3.1          Second Restated Certificate of Incorporation of the Company.                                    (1)
    3.2          Certificate of Amendment to Second Restated Certificate of Incorporation of the Company        (10)
    3.3          Certificate of Amendment to Second Restated Certificate of Incorporation                       (10)
    3.4          Amended and Restated Bylaws of the Company, as currently in effect.                             (8)


    3.6          Specimen Certificate of Common Stock.                                                           (2)
    4.1          Certificate of Designation of Rights, Preferences and Privileges of Series A Junior             (4)
                 Participating Preferred Stock
    4.2          Certificate of Designation of Preferences of Series B Preferred Stock                           (5)
    4.3          Certificate of Designation of Preferences of Series C Preferred Stock                           (6)
   10.1*         Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and
                 Restricted Stock Purchase Plan - 1990 (the "1990 Plan").                                        (2)
   10.2*         Form of Incentive Option Agreement pertaining to the 1990 Plan.                                 (2)
   10.3*         Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                        (2)
   10.4*         Form of Restricted Share Agreement pertaining to the 1990 Plan.                                 (2)
   10.5          Form of Indemnification Agreement for Officers and Directors of the Company.                    (2)
   10.6          Platinum Software Corporation Employee Stock Purchase Plan, as amended.                         (2)
   10.10*        1993 Nonqualified Stock Option Plan                                                             (3)
   10.11*        Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock           (3)
                 Option Plan.
   10.12*        1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase           (5)
                 Plan.
   10.13*        Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                       (5)
   10.28         Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B
                 Preferred Stock Investors                                                                       (6)
   10.29         Registration Rights Agreement dated September 22, 1994 between the Company and the Series
                 B Preferred Stock Investors                                                                     (6)
   10.30         Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the
                 Series C Preferred Stock Investors                                                              (6)
   10.31         Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the
                 Series C Preferred Stock Investors                                                              (6)
   10.33*        Employment Offer letter with L. George Klaus dated February 7, 1996.                            (7)
   10.34*        Restricted  Stock Purchase  Agreement  between the Company and L. George Klaus dated as of
                 February 7, 1996.                                                                               (7)
   10.35*        Employment Offer letter with William L. Pieser dated February 7, 1996.                          (7)
   10.36*        Restricted Stock Purchase  Agreement between the Company and William L. Pieser dated as of
                 February 7, 1996.                                                                               (7)
   10.42*        Employment Offer letter with Ken Lally dated as of April 1, 1996.                               (7)
   10.43*        Restricted  Stock Purchase  Agreement  between the Company and Ken Lally dated as of April
                 10, 1996.                                                                                       (7)
   10.44*        1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.                        (12)
   10.45         Platinum Software Corporation Clientele Incentive Stock Plan.                                  (12)
   10.47*        1997 Nonqualified Stock Option Plan                                                            (13)
   10.48*        Amended and Restated 1998 Nonqualified Stock Option Plan                                       (15)
   10.49         Software Distribution License Agreement with FRx Software Corporation, as amended to date
                                                                                                                (15)
   10.50*        Executive Employment  Agreement,  effective as of October 13, 1998 between the Company and
                 Stuart W. Clifton, as amended                                                                  (16)
   10.51*        Noncompetition Agreement,  effective as of October 13, 1998 between the Company and Stuart
                 W. Clifton                                                                                     (16)
   10.52*        DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")                               (17)
   10.53*        Forms of Incentive Stock Option and Nonstatutory Stock Option under the Equity Plan            (17)
   10.54*        DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended                            (18)
   10.55*        Sublease  Agreement  dated  November  22, 1991  between  DataWorks  and Titan  Corporation
                 ("Sublease")                                                                                   (17)
   10.56         First Amendment to Sublease dated December 1, 1994                                             (17)
   10.57         Lease  Agreement  dated January 16, 1997 between  DataWorks and Whiop Real Estate  Limited
                 Partnership                                                                                    (19)
   10.58*        1995 Stock Option Plan, as amended of Interactive (the "Interactive Option Plan")              (20)
   10.59         Form of Incentive Stock Option Plan under the Interactive Option Plan                          (21)
   10.60         Warrant to purchase common stock by DataWorks to Cruttenden Roth Incorporated                  (21)
   10.61         Lease between James S. Hekiman and William  Finard,  as Trustees of the  Burlington  Woods
                 Office Trust No. 11 under a declaration of trust dated  September 10, 1980 and Interactive
                 dated September 23, 1991                                                                       (21)
   10.62*        1997 Nonstatutory Stock Plan of Interactive                                                    (22)


   10.63         Single Tenant lease between ADI Research  Partners,  LP and DataWorks,  dated as of August
                 14, 1998                                                                                        (23)
   10.64         1999 Merger Transition Stock Option Plan and Form of Nonstatutory Stock Option Agreement
                                                                                                                (24)
   10.65         Trademark License Agreement between the Company and Platinum Technology,  Inc. dated as of
                 January 14, 1999                                                                               (24)
   10.66         Value Added Reseller Agreement with Ardent Software                                            (24)
   10.67*        1999 Nonstatutory Stock Option Plan                                                            (25)
   10.68         Bracknell Lease Agreement dated May 19, 1999                                                   (26)
   10.69*        Employment Offer Letter with Richard L. Roll dated November 16, 1999                           (27)
   10.70*        Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999               (27)
   10.71*        Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999               (27)
   10.72         Loan and  Security  Agreement  by and among Epicor  Software  Corporation  as borrower and
                 Foothill Capital corporation as lender dated as of July 26, 2000.                              (28)
   10.73         Amendment to Loan and Security Agreement dated November 20, 2000
   21.1          Subsidiaries of the Company
   23.1          Consent of Independent Auditors
   24.1          Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

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

(27) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(28) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

           (b)    Reports on Form 8-K.

           None

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

                           EPICOR SOFTWARE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                               Balance at                                                               Balance at
                                              Beginning of     Provision for     Amounts Written                        End of
                                                 Period          Bad Debt             Off              Other            Period
                                              -------------    -------------     -------------     -------------     -------------
For the Year Ended June 30, 1998              $       6,263    $       1,561     $      (2,665)    $          --     $       5,159

For the Six Months Ended December 31, 1998    $       5,159    $       1,263     $      (2,573)    $       7,946(A)  $      11,795

For the Year Ended December 31, 1999          $      11,795    $      14,412     $      (9,107)    $          --     $      17,100

For the Year Ended December 31, 2000          $      17,100    $      18,480     $     (11,338)    $          --     $      24,242


(A) Amounts acquired from the DataWorks Merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 30, 2001.


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



                 SIGNATURE                                        TITLE                          DATE
                 ---------                                        -----                          ----
                                               Chairman of the Board and Chief Executive
/s/ L. George Klaus                            Officer (Principal Executive Officer)
---------------------------
L. George Klaus                                                                               March 30, 2001

                                               Vice President and Chief Financial Officer
/s/ Lee Kim                                    (Principal Financial and Accounting Officer)
---------------------------
Lee Kim                                                                                       March 30, 2001

/s/ Chuck Boesenberg                           Director
---------------------------
Chuck Boesenberg                                                                              March 30, 2001

/s/ Arthur J. Marks                            Director
---------------------------
Arthur J. Marks                                                                               March 30, 2001

/s/ Donald R. Dixon                            Director
---------------------------
Donald R. Dixon                                                                               March 30, 2001

/s/ Thomas F. Kelly                            Director
---------------------------
Thomas F. Kelly                                                                               March 30, 2001

                                    EXHIBITS


  Exhibit No.                                           Description                                          LOCATION
  -----------                                           -----------

    2.1          Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the             (9)
                 Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum,
                 William L. Mulert (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)
    2.2          Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the             (11)
                 Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph
                 Brumleve.  (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)
    2.3          Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and       (14)
                 DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998.
                 (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)
    3.1          Second Restated Certificate of Incorporation of the Company.                                    (1)
    3.2          Certificate of Amendment to Second Restated Certificate of Incorporation of the Company        (10)
    3.3          Certificate of Amendment to Second Restated Certificate of Incorporation                       (10)
    3.4          Amended and Restated Bylaws of the Company, as currently in effect.                             (8)
    3.6          Specimen Certificate of Common Stock.                                                           (2)
    4.1          Certificate of Designation of Rights, Preferences and Privileges of Series A Junior             (4)
                 Participating Preferred Stock
    4.2          Certificate of Designation of Preferences of Series B Preferred Stock                           (5)
    4.3          Certificate of Designation of Preferences of Series C Preferred Stock                           (6)
   10.1*         Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and
                 Restricted Stock Purchase Plan - 1990 (the "1990 Plan").                                        (2)
   10.2*         Form of Incentive Option Agreement pertaining to the 1990 Plan.                                 (2)
   10.3*         Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                        (2)
   10.4*         Form of Restricted Share Agreement pertaining to the 1990 Plan.                                 (2)
   10.5          Form of Indemnification Agreement for Officers and Directors of the Company.                    (2)
   10.6          Platinum Software Corporation Employee Stock Purchase Plan, as amended.                         (2)
   10.10*        1993 Nonqualified Stock Option Plan                                                             (3)
   10.11*        Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock           (3)
                 Option Plan.
   10.12*        1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase           (5)
                 Plan.
   10.13*        Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                       (5)
   10.28         Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B
                 Preferred Stock Investors                                                                       (6)
   10.29         Registration Rights Agreement dated September 22, 1994 between the Company and the Series
                 B Preferred Stock Investors                                                                     (6)
   10.30         Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the
                 Series C Preferred Stock Investors                                                              (6)
   10.31         Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the
                 Series C Preferred Stock Investors                                                              (6)
   10.33*        Employment Offer letter with L. George Klaus dated February 7, 1996.                            (7)
   10.34*        Restricted  Stock Purchase  Agreement  between the Company and L. George Klaus dated as of
                 February 7, 1996.                                                                               (7)
   10.35*        Employment Offer letter with William L. Pieser dated February 7, 1996.                          (7)
   10.36*        Restricted Stock Purchase  Agreement between the Company and William L. Pieser dated as of
                 February 7, 1996.                                                                               (7)
   10.42*        Employment Offer letter with Ken Lally dated as of April 1, 1996.                               (7)
   10.43*        Restricted  Stock Purchase  Agreement  between the Company and Ken Lally dated as of April
                 10, 1996.                                                                                       (7)
   10.44*        1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.                        (12)
   10.45         Platinum Software Corporation Clientele Incentive Stock Plan.                                  (12)
   10.47*        1997 Nonqualified Stock Option Plan                                                            (13)
   10.48*        Amended and Restated 1998 Nonqualified Stock Option Plan                                       (15)
   10.49         Software Distribution License Agreement with FRx Software Corporation, as amended to date
                                                                                                                (15)
   10.50*        Executive Employment  Agreement,  effective as of October 13, 1998 between the Company and
                 Stuart W. Clifton, as amended                                                                  (16)
   10.51*        Noncompetition Agreement,  effective as of October 13, 1998 between the Company and Stuart
                 W. Clifton                                                                                     (16)
   10.52*        DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")                               (17)
   10.53*        Forms of Incentive Stock Option and Nonstatutory Stock Option under the Equity Plan            (17)
   10.54*        DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended                            (18)
   10.55*        Sublease  Agreement  dated  November  22, 1991  between  DataWorks  and Titan  Corporation
                 ("Sublease")                                                                                   (17)
   10.56         First Amendment to Sublease dated December 1, 1994                                             (17)
   10.57         Lease  Agreement  dated January 16, 1997 between  DataWorks and Whiop Real Estate  Limited
                 Partnership                                                                                    (19)
   10.58*        1995 Stock Option Plan, as amended of Interactive (the "Interactive Option Plan")              (20)
   10.59         Form of Incentive Stock Option Plan under the Interactive Option Plan                          (21)
   10.60         Warrant to purchase common stock by DataWorks to Cruttenden Roth Incorporated                  (21)
   10.61         Lease between James S. Hekiman and William  Finard,  as Trustees of the  Burlington  Woods
                 Office Trust No. 11 under a declaration of trust dated  September 10, 1980 and Interactive
                 dated September 23, 1991                                                                       (21)
   10.62*        1997 Nonstatutory Stock Plan of Interactive                                                    (22)


   10.63         Single Tenant lease between ADI Research  Partners,  LP and DataWorks,  dated as of August
                 14, 1998                                                                                        (23)
   10.64         1999 Merger Transition Stock Option Plan and Form of Nonstatutory Stock Option Agreement
                                                                                                                (24)
   10.65         Trademark License Agreement between the Company and Platinum Technology,  Inc. dated as of
                 January 14, 1999                                                                               (24)
   10.66         Value Added Reseller Agreement with Ardent Software                                            (24)
   10.67*        1999 Nonstatutory Stock Option Plan                                                            (25)
   10.68         Bracknell Lease Agreement dated May 19, 1999                                                   (26)
   10.69*        Employment Offer Letter with Richard L. Roll dated November 16, 1999                           (27)
   10.70*        Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999               (27)
   10.71*        Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999               (27)
   10.72         Loan and  Security  Agreement  by and among Epicor  Software  Corporation  as borrower and
                 Foothill Capital corporation as lender dated as of July 26, 2000.                              (28)
   10.73         Amendment to Loan and Security Agreement dated November 20, 2000
   21.1          Subsidiaries of the Company
   23.1          Consent of Independent Auditors
   24.1          Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

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

(27) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(28) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.