Form 10-K/A
period 2000-12-31
EPICOR SOFTWARE CORP
filed 2001-04-05
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $55,273,635 (computed using the closing sales price of $1.63 per share of Common Stock on March 13, 2000 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

               The number of shares of Common Stock outstanding as
                        of March 13, 2001 was 41,876,497.

                              ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Epicor Software Corporation (the "Company") is filing this Amendment on Form 10-K/A to amend and correct the date of its 2001 annual meeting from the May 8, 2001 date noted in the Company's Form 10K for the fiscal year ending December 31, 2000 to the correct date of May 15, 2001. The incorrect May 8, 2001 date appears in five locations in the Company's Form 10K, specifically on page 1, Documents Incorporated by Reference, and Part III, Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions."


                                     PAGE 1

DOCUMENTS INCORPORATED BY REFERENCE

This section is hereby amended to read as follows:

"Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K."

All other parts of Page 1 remain unchanged.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This section is hereby amended to read as follows:

          "The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 15, 2001 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

This section is hereby amended to read as follows:

          "The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 15, 2001 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section is hereby amended to read as follows:

          "The information required here under is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 15, 2001 Annual Meeting of Stockholders entitled "Principle Shareholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This section is hereby amended to read as follows:

          "The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 15, 2001 Annual Meeting of Stockholders entitled "Executive Compensation."



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on April 5, 2001.


                                          EPICOR SOFTWARE CORPORATION


                                          By: /s/ L. George Klaus
                                              ----------------------------------
                                              L. George Klaus
                                              Chairman of the Board and
                                              Chief Executive Officer