Form 10-Q
period 2001-03-31
EPICOR SOFTWARE CORP
filed 2001-05-15
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 2001, there were 44,643,192 shares of common stock outstanding.

                                 FORM 10-Q INDEX

                                                                              Page
                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and December 31, 2000                                    3

           Condensed Consolidated Statements of Operations
           and Comprehensive Operations (unaudited) for the Three Months
           Ended March 31, 2001 and 2000                                        4

           Condensed Consolidated Statements of Cash Flows
           (unaudited) for the Three Months Ended March 31, 2001 and 2000       5

           Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk          21


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                   22

Item 6.    Exhibits and Reports on Form 8-K                                    22


SIGNATURE                                                                      23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     MARCH 31,           DECEMBER 31,
                                                                       2001                  2000
                                                                     ---------           ------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $  17,087             $  26,825
  Accounts receivable, net                                              43,620                60,424
  Prepaid expenses and other current assets                              5,201                 5,831
                                                                     ---------             ---------
    Total current assets                                                65,908                93,080

Property and equipment, net                                             10,559                12,086
Software development costs, net                                          5,232                 6,748
Intangible assets, net                                                  17,604                19,118
Other assets                                                             3,063                 3,755
                                                                     ---------             ---------
Total assets                                                         $ 102,366             $ 134,787
                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   9,070             $  11,177
  Accrued expenses                                                      28,643                33,343
  Current portion of long-term debt                                      3,759                 4,666
  Accrued restructuring costs                                              438                   539
  Deferred revenue                                                      43,497                45,374
                                                                     ---------             ---------
    Total current liabilities                                           85,407                95,099
                                                                     ---------             ---------

  Long-term debt                                                         4,515                 5,621
                                                                     ---------             ---------
  Contingencies

Stockholders' equity:
  Preferred stock                                                        7,501                 7,501
  Common stock                                                              45                    41
  Additional paid-in capital                                           245,634               240,824
  Less: deferred stock compensation expense                             (4,036)                   --
  Less: notes receivable from officers for issuance
  of restricted stock                                                   (9,969)               (9,969)
  Accumulated other comprehensive loss                                  (3,488)               (3,182)
  Accumulated deficit                                                 (223,243)             (201,148)
                                                                     ---------             ---------
    Total stockholders' equity                                          12,444                34,067
                                                                     ---------             ---------
Total liabilities and stockholders' equity                           $ 102,366             $ 134,787
                                                                     =========             =========


          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                           2001                 2000
                                                                         --------             --------
Revenues:
   Software license fees                                                 $ 12,326             $ 20,645
   Services                                                                33,856               34,866
   Other                                                                      760                1,100
                                                                         --------             --------
    Total revenues                                                         46,942               56,611

Cost of revenues                                                           22,734               27,487
                                                                         --------             --------

Gross profit                                                               24,208               29,124

Operating expenses:
   Sales and marketing                                                     16,929               20,685
   Software development                                                     8,031                5,746
   General and administrative                                              21,075               17,329
   Amortization of deferred stock compensation expense                        246                   --
                                                                         --------             --------
    Total operating expenses                                               46,281               43,760
                                                                         --------             --------

Loss from operations                                                      (22,073)             (14,636)
Other (expense) income, net                                                   (22)                 400
                                                                         --------             --------

Loss before income taxes                                                  (22,095)             (14,236)
Provision for income taxes                                                     --                   --
                                                                         --------             --------

Net loss                                                                 $(22,095)            $(14,236)
                                                                         ========             ========

Unrealized losses on foreign currency translation adjustments                (306)                (490)
                                                                         --------             --------
Total comprehensive loss                                                 $(22,401)            $(14,726)
                                                                         ========             ========

Net loss per share -- basic                                              $  (0.53)            $  (0.35)
Net loss per share -- diluted                                            $  (0.53)            $  (0.35)

Weighted average common shares outstanding -- basic                        41,676               41,262
Weighted average common shares outstanding -- diluted                      41,676               41,262


          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -----------------------------
                                                                             2001                 2000
                                                                           --------             --------
OPERATING ACTIVITIES
Net loss                                                                   $(22,095)            $(14,236)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                              4,130                4,389
   Amortization of deferred stock compensation                                  246                   --
   Write down of capitalized software development costs                       1,026                   --
   Provision for doubtful accounts                                            9,926                7,408
   Changes in operating assets and liabilities:
        Accounts receivable                                                   6,878               (4,583)
        Prepaid expenses and other current assets                               629               (2,058)
        Other assets                                                            693                  285
        Accounts payable                                                     (2,107)              (2,175)
        Accrued expenses                                                     (4,910)              (2,851)
        Accrued merger and restructuring costs                                 (101)              (3,281)
        Deferred revenue                                                     (1,877)               3,392
                                                                           --------             --------
Net cash used in operating activities                                        (7,562)             (13,710)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (691)              (1,624)
Proceeds from sale of short-term investments                                     --                8,707
Software development costs capitalized                                           --               (2,619)
Proceeds from notes receivable from related party                                --                1,155
                                                                           --------             --------
Net cash (used in) provided by investing activities                            (691)               5,619

FINANCING ACTIVITIES
Exercise of common stock options                                                 --                2,220
Common stock issued under the Employee Stock Purchase Plan                      527                1,165
Common stock issued under Stock Option Exchange Program                           3                   --
Payments on bank debt                                                        (1,719)                  --
Payments on other long-term liabilities                                        (294)                 (38)
                                                                           --------             --------
Net cash (used in) provided by financing activities                          (1,483)               3,347

Effect of exchange rate changes on cash                                          (2)                (222)
                                                                           --------             --------
Net decrease in cash and cash equivalents                                    (9,738)              (4,966)
Cash and cash equivalents at beginning of period                             26,825               18,221
                                                                           --------             --------
Cash and cash equivalents at end of period                                 $ 17,087             $ 13,255
                                                                           ========             ========


          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments except for the write-down of capitalized software development costs as discussed below -- Write-Down of Capitalized Software Development Costs) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

For the three months ended March 31, 2001 and 2000, the Company incurred net losses of $22.1 million and $14.2 million, and negative cash flows from operations of $7.6 million and $13.7 million, respectively. The Company had taken steps to reduce its operating expenses as part of its 1999 restructuring, including a reduction in workforce and facilities consolidation and closure. As a result of these actions and the Company's enhanced receivable collection activities, the Company generated positive cash flows from operating activities of $3.8 million during the quarter ended September 30, 2000 and $10.5 million in the quarter ended December 31, 2000. To further control costs, the Company announced a restructuring in the second quarter of 2001 in reaction to current economic and software market conditions. This restructuring again included a reduction in workforce and facilities consolidations. Based on the savings expected to be generated from this restructuring, the Company expects to again achieve positive cash flow from operations in the fourth quarter of 2001.

As of March 31, 2001, the Company's principal source of liquidity consisted of its cash and cash equivalents of $17.1 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $9.0 million. The Company is dependent upon its ability to generate cash flows from software license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2001 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and reorganization actions.

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


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted the provisions of SAB 101 during the fourth quarter of fiscal 2000. SAB 101 did not have a material impact on the Company's consolidated financial statements.


BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares of non-vested restricted stock. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                     2001                 2000
                                                                                   --------             --------
Net loss                                                                           $(22,095)            $(14,236)

Weighted average shares outstanding                                                  43,739               41,262
Weighted average common shares of non-vested restricted stock                        (2,063)                  --
                                                                                   --------             --------
Shares used in the computation of basic and diluted net loss per share               41,676               41,262
                                                                                   ========             ========

Net loss per share - basic and diluted                                             $  (0.53)            $  (0.35)
                                                                                   ========             ========


SEGMENT INFORMATION

In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has prepared operating segment information to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company's reportable operating segments include software licenses, services, and other. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                              Software
                                              Licenses          Services            Other              Total
                                              --------          --------            ------            -------
Three months ended March 31, 2001:

Revenues                                      $12,326            $33,856            $  760            $46,942
Cost of revenues                                5,294             16,930               510             22,734
                                              -------            -------            ------            -------
Gross Profit                                  $ 7,032            $16,926            $  250            $24,208
                                              =======            =======            ======            =======


Three months ended March 31, 2000:

Revenues                                      $20,645            $34,866            $1,100            $56,611
Cost of revenues                                5,089             21,442               956             27,487
                                              -------            -------            ------            -------
Gross Profit                                  $15,556            $13,424            $  144            $29,124
                                              =======            =======            ======            =======

The following schedule presents the Company's operations by geographic area for the three months ended March 31, 2001 and 2000 (in thousands):

                                           United                                                        Latin
                                           States        Australasia       Europe          Canada       America      Consolidated
                                          ---------      -----------      --------         ------       -------      ------------
Three months ended March 31, 2001:

Revenues                                  $  33,139         $2,284        $  7,856         $2,810        $ 853         $  46,942
Operating income (loss)                     (19,035)            87          (4,490)         1,399          (34)          (22,073)
Identifiable assets                          73,126          7,953          17,001          4,117          169           102,366

Three months ended March 31, 2000:

Revenues                                  $  42,692         $2,645        $  7,946         $2,597        $ 731         $  56,611
Operating income (loss)                     (12,548)           398          (3,291)         1,294         (489)          (14,636)
Identifiable assets                         114,176          7,335          27,736          5,787           --           155,034


NEW ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of the adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.


In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.


RESTRUCTURINGS

The following table summarizes the activity in the Company's reserves associated with its restructurings (in thousands):

                                                                    Balance
                                                                       at                             Balance at
                                                                    December           Cash            March 31,
                                                                    31, 2000         Payments            2001
                                                                    --------         --------         ----------
Facilities closing and downsizing -- 1999 restructuring                $204            $ (31)            $173
Remaining restructuring accrual from prior periods -- 1998,
  1997 and 1996                                                         335              (70)             265
                                                                       ----            -----             ----

Accrued restructuring costs                                            $539            $(101)            $438
                                                                       ====            =====             ====

At March 31, 2001, $438,000 of the restructuring accruals remained and related primarily to lease commitments on which the Company will continue to make payments until the respective leases expire.

2001 Restructuring

In April 2001, the Company announced a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. The Company will record a charge for this restructuring ranging from approximately $6.0 million to $7.0 million during the second quarter of 2001.

CREDIT FACILITY

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (11.0% at March 31, 2001). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of March 31, 2001, the Company has borrowing capacity of $9.0 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of March 31, 2001, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on May 14, 2001. The Company is currently negotiating with its lender to revise the financial covenants to reduce the thresholds required by the EBITDA and the tangible net worth covenants.

WRITE-DOWN OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During the quarter ended March 31, 2001, the Company determined that the carrying value of its capitalized software development costs related to localized products marketed in Europe as well as a component of one of its manufacturing products exceeded their net realizable value. Accordingly, a charge of approximately $1.0 million is included in cost of revenues for the three months ended March 31, 2001 for the write-down of these capitalized costs to their estimated net realizable value.

STOCK OPTION EXCHANGE PROGRAM

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company's common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options are ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. The Company will record a total compensation charge of up to $4,283,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date based upon the quoted market price of the Company's common stock. Compensation expense to be charged to operations in 2001, 2002, 2003, 2004 and 2005 approximates $1,352,000, $1,475,000, $734,000, $666,000, and $56,000 respectively, assuming all restricted stock grants vest. The charge to compensation expense for the three months ended March 31, 2001 was $246,000. The breakdown of this charge by the Company's operating departments is as follows:

Cost of revenues                                         $ 45,000
Sales and marketing                                        65,000
Software development                                       24,000
General and administrative                                112,000
                                                         --------
   Total compensation expense                            $246,000
                                                         ========

SALE OF PRODUCT LINE

In April 2001, the Company announced the sale of the net assets of its Impresa for MRO product line for approximately $2.8 million in cash and other future contingent consideration. The sale will result in an after tax gain of approximately $2.4 million which will be recorded in the Company's results of operations for the second quarter of 2001.

CONTINGENCIES

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The Company paid this amount during the quarter ended March 31, 2001.

In December 1998, Alyn Corporation filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company paid this amount during the first half of 2000. The Company is continuing its discussions with its insurance carrier regarding the amount of coverage for this matter, but the amount of insurance coverage, if any, has not yet been determined.

In November 1998, a securities class action lawsuit was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint remains pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse impact on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table summarizes certain aspects of the Company's results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 (in millions except percentages):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2001               2000             Change $           Change %
                                                    -------             --------          --------           --------
Revenues:
   Software license fees                             $ 12.3             $ 20.6             $ (8.3)             (40.3%)
   Services                                            33.9               34.9               (1.0)              (2.9%)
   Other                                                0.7                1.1               (0.4)             (36.4%)
                                                     ------             ------             ------             ------
     Total revenues                                  $ 46.9             $ 56.6             $ (9.7)             (17.1%)

As a percentage of total revenues:
   Software license fees                               26.3%              36.5%
   Services                                            72.1%              61.6%
   Other                                                1.6%               1.9%
                                                     ------             ------
     Total revenues                                   100.0%             100.0%

Gross profit                                         $ 24.2             $ 29.1             $ (4.9)             (16.8%)
   As a percentage of total revenues                   51.6%              51.4%

Sales and marketing expense                          $ 16.9             $ 20.7             $ (3.8)             (18.4%)
   As a percentage of total revenues                   36.1%              36.5%

Software development expense                         $  8.0             $  5.7             $  2.3               40.4%
   As a percentage of total revenues                   17.1%              10.1%

General and administrative expense                   $ 21.1             $ 17.3             $  3.8               22.0%
   As a percentage of total revenues                   45.0%              30.6%

Revenues

The Company experienced an overall decrease in software license fee revenues for the three month period ended March 31, 2001 as compared to the same period in 2000. This decrease was across all of the Company's product lines. This decline is due to delays in capital expenditures by customers and reduced IT budgets based on current market conditions and economic uncertainties. The Company expects that these conditions could continue to affect demand for eBusiness and enterprise applications for the remainder of 2001.

Services revenues consist of fees from software maintenance, consulting, and related services. The decrease in services revenues in absolute dollars for the three month period ended March 31, 2001 as compared with the same period in 2000 is attributable to a $2.0 million, or 12.7%, decrease in consulting revenues due to fewer implementation projects as a result of decreased software license fee revenues as previously discussed. Although services revenues decreased in absolute dollars, as a percentage of total revenues, services revenues increased. This is the result of a $1.1 million, or 5.9%, increase in maintenance services revenues due to growth of the Company's installed base of customers. The Company anticipates that consulting revenues will continue to be negatively impacted by a decrease in the related software license revenues for the remainder of 2001. However, as the Company's installed base continues to grow, some of this decrease in consulting revenues is expected to be offset by an increase in new project revenue with current customers, as well as an increase in maintenance revenues. Other revenues consist primarily of third-party hardware and forms sales. The decrease in other revenues in absolute dollars for the three months ended March 31, 2001 as compared with the same period in 2000 is due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees.

International revenues were $13.8 million in the first quarter of 2001 and 2000, representing 29.4% and 24.4%, respectively, of total revenues. The increase in percentage of total revenues for the three months ended March 31, 2001 as compared to the same 2000 period is primarily attributable to the decrease in total revenues resulting from the aforementioned economic conditions being primarily a domestic occurrence which has not yet impacted international markets. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consist primarily of royalties paid for licensed software incorporated into the Company's products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; and the amortization and write-down of capitalized software development costs. A charge of approximately $1.0 million is included in cost of revenues for the quarter ended March 31, 2001 to write-down capitalized software development costs related to localized products marketed in Europe and a component of one of the Company's manufacturing products to estimated realizable value.

The decline in gross profit in absolute dollars for the three month period ended March 31, 2001 as compared to the same period in 2000 was due to several factors, including the aforementioned decrease in software license fee revenues, and the previously discussed write-down of capitalized software development costs of $1.0 million. The slight increase in gross profit percentage for the quarter ended March 31, 2001 as compared to the same quarter in 2000, was due to the above factors, offset by a decrease in the professional services cost base and an increase in the utilization rate of professional services personnel during the first quarter of 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the three months ended March 31, 2001 compared to the same period of 2000 is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of a reduction in sales personnel, and lower commissions expense resulting from decreased software license fee revenue. Additionally, during the three month period ended March 31, 2001, the Company decreased its advertising and related costs as compared to the same period in 2000 as a result of its measures to decrease overall costs. As a result of the above factors, sales and marketing expense also decreased as a percentage of revenues. The Company expects sales and marketing expenses to decrease for the remainder of 2001 due largely to the second quarter 2001 restructuring, as discussed in the notes to the unaudited condensed consolidated financial statements, and other cost control measures.

Software Development

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the three months ended March 31, 2000, the Company capitalized $1.5 million of software development costs. No such costs were eligible for capitalization during the three months ended March 31, 2001. Capitalized software development costs include both internally generated development costs for development of the Company's future product releases and third party development costs related to the localization and translation of certain of the Company's products for foreign markets.

The increase in gross software development expenses for the three months ended March 31, 2001 as compared to the same period of 2000 is largely due to an increase in the cost of salaries, benefits and other headcount related expenses as a result of an increase in software development personnel. Additionally, the increase in software development expenses is attributable to the previously discussed absence of capitalized expenditures for the three months ended March 31, 2001. The increase in software development costs as a percentage of revenues for the three months ended March 31, 2001 as compared to the same period in the prior year is due to the aforementioned increase in personnel and absence of capitalized expenditures, as well as the decline in the Company's revenue base. The Company expects a decrease in software development expenses for the remainder of 2001, due to the second quarter 2001 restructuring, as discussed in the notes to the unaudited condensed consolidated financial statements, and other cost control measures.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions. The increase in absolute dollars in general and administrative expenses for the three months ended March 31, 2001 as compared to the same period in 2000 is due to an increase in the Company's provision for doubtful accounts to better reflect the current economic environment and geographical market conditions.

As a percentage of revenue, general and administrative expenses increased for the three month period ended March 31, 2001 as compared to the same period in 2000. This increase is due to both the increases in the provision for doubtful accounts, as well as the decline in the Company's revenue base. The Company expects general and administrative expenses to decrease for the remainder of 2001, due largely to the second quarter 2001 restructuring, as discussed in the notes to the unaudited condensed consolidated financial statements, and other cost control measures.

Liquidity and Capital Resources

The following table summarizes the Company's cash and cash equivalents, working capital deficit and cash flows as of and for the three months ended March 31, 2001 (in millions):

                                                        March 31,
                                                          2001
                                                        ---------
  Cash and cash equivalents                              $  17.1
  Working capital deficit                                  (19.5)
  Net cash used in operating activities                     (7.6)
  Net cash used in investing activities                     (0.7)
  Net cash used in financing activities                     (1.5)

As of March 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $17.1 million. The Company used $7.6 million in cash for operating activities during the three month period ended March 31, 2001 primarily to fund its net loss. As part of the $7.6 million in operating cash outlays in the three months ended March 31, 2001, the Company paid $2.0 million in settlement of the previously discussed AAR lawsuit, $0.1 million for lease payments related to the Company's restructurings and $0.6 million for the settlement of a third party reseller agreement accrued for as part of the 1998 DataWorks merger. At March 31, 2001, the Company has $0.4 million in cash obligations for lease terminations related to the Company's restructurings and $1.9 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements. The Company believes these obligations will be funded from existing cash reserves, working capital, operations and new credit facility.

The Company's principal investing activities for the three month period ended March 31, 2001 included capital expenditures of $0.7 million.

Financing activities for the three months ended March 31, 2001 included payments of $1.7 million made against the Company's debt obligations. In addition, cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.5 million.

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (11.0% at March 31, 2001). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of March 31, 2001, the Company has borrowing capacity of $9.0 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of March 31, 2001, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on May 14, 2001. The Company is currently negotiating with its lender to revise the financial covenants to reduce the thresholds required by the EBITDA and the tangible net worth covenants.

For the three months ended March 31, 2001 and 2000, the Company incurred net losses of $22.1 million and $14.2 million, and negative cash flows from operations of $7.6 million and $13.7 million, respectively. The Company had taken steps to reduce its operating expenses as part of its 1999 restructuring, including a reduction in workforce and facilities consolidation and closure. As a result of these actions and the Company's enhanced receivable collection activities, the Company generated positive cash flows from operating activities of $3.8 million during the quarter ended September 30, 2000 and $10.5 million in the quarter ended December 31, 2000. To further control costs, the Company announced a restructuring in the second quarter of 2001 in reaction to current economic and software market conditions. This restructuring again included a reduction in workforce and facilities consolidations. Based on the savings expected to be generated from this restructuring, the Company expects to again achieve positive cash flow from operations in the fourth quarter of 2001.

As of March 31, 2001, the Company's principal source of liquidity consisted of its cash and cash equivalents of $17.1 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $9.0 million. The Company is dependent upon its ability to generate cash flows from software license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2001 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and reorganization actions.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of the adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS -- SAFE HARBOR.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) the Company's software license revenue will continue to be impacted in 2001 by current software market conditions and economic uncertainties, (ii) consulting revenues will continue to be impacted by fluctuations in the related software license revenues in 2001, (iii) maintenance revenues will increase as the Company's installed base continues to grow, (iv) 2001 international revenues will continue to represent a significant portion of total revenues, (v) the Company will be able to successfully renegotiate the financial covenants of its credit facility, (vi) operating expenses will decrease in 2001 due to the second quarter 2001 restructuring and other cost control measures, and (vii) the Company will achieve positive cash flow from operations in the fourth quarter of 2001. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed as pages 15 to 21. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2001, and its Annual Report on Form 10-K filed by the Company for the year ending December 31, 2000.

OUR CASH AND CASH EQUIVALENTS HAVE BEEN DECLINING AND THE PROPORTION OF OUR ACCOUNTS RECEIVABLE OVER 90 DAYS OLD HAVE BEEN INCREASING AND, AS A RESULT, OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents decreased from $26.8 million at December 31, 2000 to $17.1 million at March 31, 2001, principally due to the net loss incurred during the first quarter of 2001. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2001, the Company may be required to take further actions to align its operating expenses such as additional reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, as of March 31, 2001, the Company had violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations on May 14, 2001. The Company is currently negotiating with its lender to revise the financial covenants to reduce the thresholds required by the EBITDA and the tangible net worth covenants. If the Company is unable to maintain a positive cash flow or comply with the financial covenants in its current credit agreement, there can be no assurance that the Company will be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced since December 31, 1999, including as recently as first quarter 2001 an increase in the proportion of accounts receivable over 90 days old. If the Company is not successful in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, which excludes receivables over ninety days old.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS OUR SHARE PRICE MAY DECREASE.

The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

- The demand for the Company's products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions

-       The size and timing of orders for the Company's products

- The number, timing and significance of new product announcements by the Company and its competitors

- The Company's ability to introduce and market new and enhanced versions of its products on a timely basis

-       The level of product and price competition

-       Changes in operating expenses of the Company

-       Changes in average selling prices

Additionally, the Company noted a trend during the last several quarters of lengthening sales cycles for some of its products as existing and prospective customers transition to the purchase of the Company's integrated and comprehensive e-Business suite of products. The Company is unable to determine at this point in time whether this trend will continue or diminish in the future. In addition, the Company will most likely record a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power which is expected to increase during the summer months. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

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

The Company distributes products through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusive of other competing product lines. The immediate result of this change was that as of September 1, 2000 the number of Company VAR's selling the e by Epicor product line domestically was approximately cut in half from 102 to 45. VAR sales for the period ended September 30, 2000 decreased from the quarter ended June 30, 2000. However, the Company was unable to determine how much of this drop in sales revenue, if any, was attributable to the change in the VAR program as opposed to other independent factors. While VAR sales for the quarter ended December 31, 2000 increased over the prior quarter, VAR sales for the quarter ended March 31, 2001 decreased from the previous quarter. The long term impact of this change in the VAR channel to the Company's performance is as of yet undetermined as is whether the Company's ability to generate license revenue from its e by Epicor products will be adversely or favorably impacted, which would effect the Company's consolidated results of operations and cash flows.

There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THE SALE OF ENTERPRISE APPLICATION SOFTWARE AND RELATED SUPPORT SERVICES AND IF THOSE SALES SUFFER, OUR BUSINESS WILL BE NEGATIVELY IMPACTED.

The Company derives its revenue from the sale of its various ERP application software packages and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. For example, the industry for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Similarly, in the first quarter of 2001, the industry for ERP applications was negatively impacted by the perceived domestic economic slowdown. Other such events may include:

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

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of May 4, 2001, the Company had 44,643,192 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 29.4% of the Company's total revenues for the three months ended March 31, 2001 and 27.5% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The Company paid this amount during the quarter ended March 31, 2001.

In December 1998, Alyn Corporation filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The Company paid this amount during the first half of 2000. The Company is continuing its discussions with its insurance carrier regarding the amount of coverage for this matter, but the amount of insurance coverage, if any, has not yet been determined.

In November 1998, a securities class action lawsuit was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint remains pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse impact on the Company's consolidated financial statements.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Reports on Form 8-K

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

                                            EPICOR SOFTWARE CORPORATION
                                      ------------------------------------------
                                                  (Registrant)


Date:  May 15, 2001                   /s/ Lee Kim
                                      ------------------------------------------
                                      Lee Kim
                                      Vice President and Chief Financial Officer