Form 10-Q
period 2001-06-30
EPICOR SOFTWARE CORP
filed 2001-08-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 2, 2001, there were 44,232,925 shares of common stock outstanding.

                                 FORM 10-Q INDEX

                                                                                Page
                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000                                      3

          Condensed Consolidated Statements of Operations
          and Comprehensive Operations (unaudited) for the Three Months
          and Six Months Ended June 30, 2001 and 2000                            4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the Six Months Ended June 30, 2001 and 2000            5

          Notes to Unaudited Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     25

Item 4.   Submission of Matters to a Vote of Security Holders                   25

Item 6.   Exhibits and Reports on Form 8-K                                      26


SIGNATURE                                                                       27


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                             JUNE 30,       DECEMBER 31,
                                                                              2001             2000
                                                                           -----------      -----------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  23,151       $  26,825
  Accounts receivable, net                                                      40,734          60,424
  Prepaid expenses and other current assets                                      5,153           5,831
                                                                             ---------       ---------
      Total current assets                                                      69,038          93,080

Property and equipment, net                                                      7,687          12,086
Software development costs, net                                                  4,266           6,748
Intangible assets, net                                                          16,091          19,118
Other assets                                                                     2,970           3,755
                                                                             ---------       ---------
Total assets                                                                 $ 100,052       $ 134,787
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   7,307       $  11,177
  Accrued expenses                                                              27,440          33,343
  Current portion of long-term debt                                              3,683           4,666
  Accrued restructuring costs                                                    4,650             539
  Deferred revenue                                                              39,560          45,374
                                                                             ---------       ---------
      Total current liabilities                                                 82,640          95,099
                                                                             ---------       ---------

Long-term debt                                                                   3,660           5,621
                                                                             ---------       ---------

Contingencies

Stockholders' equity:
  Preferred stock                                                                7,501           7,501
  Common stock                                                                      44              41
  Additional paid-in capital                                                   244,528         240,824
  Less: deferred stock compensation expense                                     (2,478)             --
  Less: notes receivable from officers for issuance of restricted stock         (9,969)         (9,969)
  Accumulated other comprehensive loss                                          (3,185)         (3,182)
  Accumulated deficit                                                         (222,689)       (201,148)
                                                                             ---------       ---------
      Total stockholders' equity                                                13,752          34,067
                                                                             ---------       ---------
Total liabilities and stockholders'equity                                    $ 100,052       $ 134,787
                                                                             =========       =========


     See accompanying notes to condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)



                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          -------------------------       -------------------------
                                                             2001            2000            2001           2000
                                                          ---------       ---------       ---------       ---------
Revenues:
   Software license fees                                  $  13,276       $  20,360       $  25,602       $  41,005
   Services                                                  32,132          36,244          65,988          71,110
   Other                                                        864             881           1,624           1,981
                                                          ---------       ---------       ---------       ---------
      Total revenues                                         46,272          57,485          93,214         114,096

Cost of revenues                                             20,414          26,546          43,148          54,033
                                                          ---------       ---------       ---------       ---------

Gross profit                                                 25,858          30,939          50,066          60,063

Operating expenses:
   Sales and marketing                                       14,879          19,113          31,808          39,798
   Software development                                       6,317           7,327          14,348          13,073
   General and administrative                                 6,418          14,305          27,493          31,634
   Stock based compensation expense                             452              --             698              --
   Restructuring charges and other                            7,610            (700)          7,610            (700)
   Gain on sales of product lines                           (10,367)             --         (10,367)             --
                                                          ---------       ---------       ---------       ---------
      Total operating expenses                               25,309          40,045          71,590          83,805
                                                          ---------       ---------       ---------       ---------

Income (loss) from operations                                   549          (9,106)        (21,524)        (23,742)
Other income (expense), net                                       5             265             (17)            665
                                                          ---------       ---------       ---------       ---------

Income (loss) before income taxes                               554          (8,841)        (21,541)        (23,077)
Provision for income taxes                                       --              --              --              --
                                                          ---------       ---------       ---------       ---------

Net income (loss)                                         $     554       $  (8,841)      $ (21,541)      $ (23,077)
                                                          =========       =========       =========       =========

Net income (loss) per share - basic                       $     .01       $   (0.21)      $   (0.52)      $   (0.56)
Net income (loss) per share - diluted                     $     .01       $   (0.21)      $   (0.52)      $   (0.56)

Weighted average common shares outstanding - basic           41,789          41,468          41,733          41,365
Weighted average common shares outstanding - diluted         42,770          41,468          41,733          41,365

     See accompanying notes to condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                   2001          2000
                                                                ---------      --------
OPERATING ACTIVITIES
Net loss                                                        $(21,541)      $(23,077)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                                 7,745          8,726
     Stock based compensation expense                                698             --
     Write-down of capitalized software development costs          1,026             --
     Provision for doubtful accounts                               9,259         12,636
     Restructuring charges and other                               7,610           (700)
     Gain on sales of product lines                              (10,367)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                       8,869         (9,448)
         Prepaid expenses and other current assets                   398            424
         Other assets                                                785            271
         Accounts payable                                         (3,870)        (1,923)
         Accrued expenses                                         (6,601)        (5,884)
         Accrued restructuring costs                              (1,779)        (3,961)
         Deferred revenue                                         (2,630)         5,218
                                                                --------       --------
Net cash used in operating activities                            (10,398)       (17,718)

INVESTING ACTIVITIES
Proceeds from sales of product lines                               9,900             --
Proceeds from sale of short-term investments                          --          9,711
Purchases of property and equipment                               (1,124)        (3,620)
Capitalized software development costs                                --         (3,984)
                                                                --------       --------
Net cash provided by investing activities                          8,776          2,107

FINANCING ACTIVITIES
Proceeds from exercise of common stock options                        --          2,224
Common stock issued under the Employee Stock Purchase Plan           527          1,165
Common stock issued under Stock Option Exchange Program                2             --
Payments from notes receivable from officers                          --          1,181
Principal payments on long-term debt                              (2,946)          (105)
                                                                --------       --------
Net cash (used in) provided by financing activities               (2,417)         4,465

Effect of exchange rate changes on cash                              365           (488)
                                                                --------       --------
Net decrease in cash and cash equivalents                         (3,674)       (11,634)
Cash and cash equivalents at beginning of period                  26,825         18,221
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 23,151       $  6,587
                                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

Certain prior period amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments except for the write-down of capitalized software development costs as discussed below -- see Write-Down of Capitalized Software Development Costs) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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


BASIC AND DILUTED NET LOSS PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding shares of non-vested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,171,277 have been excluded from diluted weighted average common shares for the six month period ended June 30, 2001 as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income
(loss) per common share (in thousands, except per share amounts):

                                                                            Three Months Ended            Six Months Ended
                                                                                June 30,                       June 30,
                                                                         -----------------------       -----------------------
                                                                           2001           2000           2001            2000
                                                                         --------       --------       --------       --------
Net income (loss)                                                        $    554       $ (8,841)      $(21,541)      $(23,077)

Basic:
Weighted average common shares outstanding                                 44,256         41,468         43,999         41,365
Weighted average common shares of
   non-vested restricted stock                                             (2,467)            --         (2,266)            --
                                                                         --------       --------       --------       --------
Shares used in the computation of basic net income (loss) per share        41,789         41,468         41,733         41,365
                                                                         ========       ========       ========       ========

Net income (loss) per share - basic                                      $   0.01       $  (0.21)      $  (0.52)      $  (0.56)
                                                                         ========       ========       ========       ========

Diluted:
Weighted average common shares outstanding                                 41,789         41,468         41,733         41,365
Preferred stock                                                               953             --             --             --
Common stock equivalents                                                       28             --             --             --
                                                                         --------       --------       --------       --------
Shares used in the computation of diluted net income (loss) per
   share                                                                   42,770         41,468         41,733         41,365
                                                                         ========       ========       ========       ========

Net income (loss) per share - diluted                                    $   0.01       $  (0.21)      $  (0.52)      $  (0.56)
                                                                         ========       ========       ========       ========


SEGMENT INFORMATION

In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has prepared operating segment information to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company's reportable operating segments include software licenses, services, and other. Other consists primarily of third-party hardware and forms sales. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the three months and six months ended June 30, 2001 and 2000 is as follows (in thousands):


                                       Software
                                       Licenses     Services      Other         Total
                                       --------     -------      -------      --------
Three months ended June 30, 2001:
Revenues                               $13,276      $32,132      $   864      $46,272
Cost of revenues                         3,966       15,897          551       20,414
                                       -------      -------      -------      -------
Gross Profit                           $ 9,310      $16,235      $   313      $25,858
                                       =======      =======      =======      =======

Three months ended June 30, 2000:
Revenues                               $20,360      $36,244      $   881      $57,485
Cost of revenues                         5,697       20,493          356       26,546
                                       -------      -------      -------      -------
Gross Profit                           $14,663      $15,751      $   525      $30,939
                                       =======      =======      =======      =======


Six months ended June 30, 2001:
Revenues                             $ 25,602      $ 65,988      $  1,624      $ 93,214
Cost of revenues                        9,260        32,828         1,060        43,148
                                     --------      --------      --------      --------
Gross Profit                         $ 16,342      $ 33,160      $    564      $ 50,066
                                     ========      ========      ========      ========

Six months ended June 30, 2000:
Revenues                             $ 41,005      $ 71,110      $  1,981      $114,096
Cost of revenues                       10,786        41,935         1,312        54,033
                                     --------      --------      --------      --------
Gross Profit                         $ 30,219      $ 29,175      $    669      $ 60,063
                                     ========      ========      ========      ========

The following schedule presents the Company's operations by geographic area for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                                         United        Australia/                                     Latin
                                         States          Asia          Europe          Canada        America     Consolidated
                                       ---------       ---------     ----------      ----------     ----------   ------------
Three months ended June 30, 2001:

Revenues                               $  32,040       $   3,001     $   7,864       $   2,580      $     787      $  46,272
Operating income (loss)                    3,163            (253)       (4,317)          2,295           (339)           549
Identifiable assets                       68,595           8,027        17,936           5,216            278        100,052

Three months ended June 30, 2000:

Revenues                               $  42,064       $   3,461     $   8,458       $   2,803      $     699      $  57,485
Operating income (loss)                   (8,691)            893        (2,220)          1,330           (418)        (9,106)
Identifiable assets                      104,683           6,952        25,454           4,992             61        142,142


                                         United        Australia/                                     Latin
                                         States          Asia          Europe          Canada        America      Consolidated
                                       ---------       ---------     ----------      ----------     ----------    ------------
Six months ended June 30, 2001:

Revenues                              $  65,180        $   5,284     $  15,720       $   5,390      $   1,640      $  93,214
Operating income (loss)                 (15,872)            (166)       (8,807)          3,694           (373)       (21,524)
Identifiable assets                      68,595            8,027        17,936           5,216            278        100,052

Six months ended June 30, 2000:

Revenues                              $  84,755        $   6,106     $  16,403       $   5,401      $   1,431      $ 114,096
Operating income (loss)                 (21,231)           1,292        (5,520)          2,624           (907)       (23,742)
Identifiable assets                     104,683            6,952        25,454           4,992             61        142,142


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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial statements. The Company had no goodwill amortization during the three and six months ended June 30, 2001.

RESTRUCTURING CHARGES AND OTHER

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company will terminate 199 employees or 15% of the workforce from all functional areas of the Company. During the quarter ended June 30, 2001, 150 of these employees were terminated; the remaining employees will be terminated by the end of 2001. The Company expects the severance costs and a substantial amount of the facilities costs to be paid out by the end of 2001. Although the closure and consolidation efforts are expected to be substantially complete by the end of fiscal 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective non-cancelable term of the leases expire.

The following table summarizes the activity in the Company's reserves associated with its restructuring (in thousands):


                                                 Balance at        2001                           Balance at
                                                December 31,   Restructuring         Cash           June 30,
                                                   2000           Charges          Payments           2001
                                                 --------         -------          --------        --------
Separation costs for terminated employees        $    --          $ 2,288          $(1,229)        $ 1,059
Facilities closing and downsizing                     --            3,439             (409)          3,030
Other costs                                           --              163               --             163
Facilities closing and downsizing -- 1999,
        1998, 1997, and 1996 restructuring           539               --             (141)            398
                                                 -------          -------          -------         -------
Accrued restructuring costs                      $   539          $ 5,890          $(1,779)        $ 4,650
                                                 =======          =======          =======         =======


An additional charge of $1,720,000 is included in restructuring charges and other in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

The remaining restructuring reserves from prior periods of $398,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective non-cancelable term of the leases expire.

During 2000, the Company determined $700,000 of the 1999 restructuring reserves were not needed. This was the result of the Company's ability to close certain of its facilities for less than the originally estimated amount. No other adjustments have been made to the restructuring liabilities as of June 30, 2001.

CREDIT FACILITY

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (10.0% at June 30, 2001). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of June 30, 2001, the Company has borrowing capacity of $8.7 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of June 30, 2001 the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

WRITE-DOWN OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During the first quarter of 2001, the Company determined that the carrying value of its capitalized software development costs related to localized products marketed in Europe as well as a component of one of its manufacturing products exceeded their net realizable value. Accordingly, a charge of approximately $1.0 million was included in cost of revenues for the first quarter of 2001 for the write-down of these capitalized costs to their estimated net realizable value.

STOCK OPTION EXCHANGE PROGRAM

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company's common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three and six months ended June 30, 2001 the Company recorded compensation expense of $452,000 and $698,000, respectively, related to restricted stock. The Company will record future compensation expense of up to $2,478,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date based upon the quoted market price of the Company's common stock, for the current plan participants. Compensation expense to be charged to operations for the remainder of 2001, 2002, 2003, 2004 and 2005 approximates $514,000,
$1,026,000, $476,000, $426,000, and $36,000, respectively, assuming all remaining restricted stock grants vest. The breakdown of the compensation charge for the three and six months ended June 30, 2001 by the Company's operating functions is as follows (in thousands):


                                          Three Months        Six Months
                                             ended             ended
                                          June 30, 2001      June 30, 2001
                                          -------------      -------------
       Cost of revenues                     $ 53,000            $ 98,000
       Sales and marketing                    78,000             143,000
       Software development                   32,000              56,000
       General and administrative            289,000             401,000
                                            --------            --------
          Total compensation expense        $452,000            $698,000
                                            ========            ========




SALES OF PRODUCT LINES

In April 2001, the Company sold the assets of its Impresa for MRO product line, which primarily consisted of accounts receivable and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa for MRO product line were assumed by the buyer. The sale resulted in an after tax gain of approximately $1,683,000 and is included in gain on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the Impresa for MRO product line were not material to the Company's results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows ("PFW") product line, which primarily consisted of account receivable, inventory, and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. The sale resulted in an after tax gain of approximately $8,684,000 and is included in gain on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the PFW product line were not material to the Company's results of operations.

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

In November 1998, a securities class action lawsuit was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint remains pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously. Ultimate outcome of this suit or any potential loss is not presently determinable.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The Company designs, develops, markets and supports integrated enterprise business software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. These integrated solutions address customers' requirements in the areas of customer relationship management, financials, distribution, manufacturing and e-business. The Company's business solutions are focused on the mid-market, which generally includes companies with annual revenues of between $10 million and $500 million. Its products and services are sold worldwide by the Company's direct sales force, international subsidiaries and an authorized network of VARs, distributors and software consultants.

RESTRUCTURING CHARGES AND OTHER

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company will terminate 199 employees or 15% of the workforce from all functional areas of the Company. During the quarter ended June 30, 2001, 150 of these employees were terminated; the remaining employees will be terminated by the end of 2001. The Company expects the severance costs and a substantial amount of the facilities costs to be paid out by the end of 2001. Although the closure and consolidation efforts are expected to be substantially complete by the end of fiscal 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective non-cancelable term of the leases expire. The Company believes the restructuring obligations will be funded from existing cash reserves, working capital and operations.

The following table summarizes the activity in the Company's reserves associated with its restructuring (in thousands):


                                                 Balance at        2001                           Balance at
                                                December 31,   Restructuring         Cash           June 30,
                                                   2000           Charges          Payments           2001
                                                 --------         -------          --------        --------
Separation costs for terminated employees        $    --          $ 2,288          $(1,229)        $ 1,059
Facilities closing and downsizing                     --            3,439             (409)          3,030
Other costs                                           --              163               --             163
Facilities closing and downsizing -- 1999,
  1998, 1997, and 1996 restructuring                 539               --             (141)            398
                                                 -------          -------          -------         -------

Accrued restructuring costs                      $   539          $ 5,890          $(1,779)        $ 4,650
                                                 =======          =======          =======         =======


An additional charge of $1,720,000 is included in restructuring charges and other in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company expects the restructuring will provide approximately $6.0 million to $7.0 million in cost savings per quarter for the remainder of 2001.

The remaining restructuring reserves from prior periods of $398,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective non-cancelable term of the leases expire.

During 2000, the Company determined $700,000 of the 1999 restructuring reserves were not needed. This was the result of the Company's ability to close certain of its facilities for less than the originally estimated amount. No other adjustments have been made to the restructuring liabilities as of June 30, 2001.

SALES OF PRODUCT LINES

In April 2001, the Company sold the assets of its Impresa for MRO product line, which primarily consisted of accounts receivable and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa for MRO product line were assumed by the buyer. The sale resulted in an after tax gain of approximately $1,683,000 and is included in gain on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the Impresa for MRO product line were not material to the Company's results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows ("PFW") product line, which primarily consisted of account receivable, inventory, and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. The sale resulted in an after tax gain of approximately $8,684,000 and is included in gain on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the PFW product line were not material to the Company's results of operations.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of the Company's results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 (in millions except percentages):

                                          Three Months Ended June 30,               Six Months Ended June 30,
                                 ----------------------------------------   ---------------------------------------
                                   2001      2000     Change $   Change %     2001       2000     Change $   Change %
                                 -------     ----     --------   --------     ----       ----     --------   --------
Revenues:
   Software license fees        $   13.3   $   20.4   $ (7.1)    (34.8)%    $   25.6   $   41.0   $ (15.4)   (37.6)%
   Services                         32.1       36.2     (4.1)    (11.3)%        66.0       71.1      (5.1)    (7.2)%
   Other                             0.9        0.9       --       0.0%          1.6        2.0      (0.4)   (20.0)%
                                --------   --------   ------     -----      --------   --------   -------    ------
     Total revenues                 46.3       57.5    (11.2)    (19.5)%        93.2      114.1     (20.9)   (18.3)%

As a percentage of revenues:
   License fees                     28.7%      35.4%                            27.5%      35.9%
   Services                         69.4%      63.0%                            70.8%      62.3%
   Other                             1.9%       1.6%                             1.7%       1.8%
                                --------   --------                         --------    -------
     Total revenues                100.0%     100.0%                           100.0%     100.0%

Gross profit                    $   25.9   $   30.9   $ (5.0)    (16.2)%    $   50.1   $   60.1   $ (10.0)   (16.6)%
   As a percentage of
   revenues                         55.9%      53.8%                            53.7%      52.6%

Sales and marketing             $   14.9   $   19.1   $ (4.2)    (22.0)%    $   31.8   $   39.8   $  (8.0)   (20.1)%
   As a percentage
   of revenues                      32.2%      33.2%                            34.1%      34.9%

Software development            $    6.3   $    7.3   $ (1.0)    (13.7)%    $   14.3   $   13.1   $   1.2      9.2%
   As a percentage of
   revenues                         13.7%      12.7%                            15.4%      11.5%

General and administrative      $    6.4   $   14.3   $ (7.9)    (55.2)%    $   27.5   $   31.6   $  (4.1)   (13.0)%
   As a percentage of
   revenues                         13.9%      24.9%                            29.5%      27.7%


Revenues

License fees revenues decreased substantially both in absolute dollars and as a percentage of total revenues for the three and six months periods ended June 30, 2001 as compared to the same periods in 2000. This decrease is due largely to the current slowing of the North American economy. The Company believes that these economic conditions are causing businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales. The Company anticipates that these economic conditions could continue to affect demand for eBusiness and enterprise applications throughout the remainder of the year.

Services revenues consist of fees from software maintenance, consulting, and related services. For the three and six months ended June 30, 2001, the Company had a decrease in consulting revenues of $3.7 million and $5.9 million, respectively, as compared to the same periods of 2000. This decrease is due to fewer implementation projects as a result of the decreased software license fees revenues.

For the three months ended June 30, 2001 the company had a decrease in maintenance revenue of $0.4 million, as compared to the same period in 2000. This decrease is due to the previously discussed sales of the Company's PFW and Impresa product lines in the second quarter of 2001. The Company would have experienced an increase in maintenance revenues of approximately $0.6 million during the quarter, had these product lines not been sold. For the six months ended June 30, 2001 the Company had an increase in maintenance revenue of $0.8, as compared to the same period in 2000. This increase is due to the continued growth of the Company's installed base of customers.

As a percentage of revenues, service revenues increased for both the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000. These increases are due primarily to the significant decreases in license fees revenues and the decrease in the total revenue base. The Company anticipates that services revenues will continue to be negatively impacted by a decrease in the related software license revenues and the sale of the PFW and Impresa product lines for the remainder of 2001.

Other revenues consist primarily of third-party hardware and forms sales. The decrease in other revenues in absolute dollars for the six months ended June 30, 2001 as compared with the same periods in 2000 is due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees.

International revenues were $14.2 million and $15.4 million in the second quarter of 2001 and 2000, representing 30.8% and 26.8%, respectively, of total revenues. International revenues were $28.0 million and $29.3 million for the six months ended June 30, 2000 and 2001 representing 30.1% and 25.7%, respectively, of total revenues. The increase in international revenues as a percentage of total revenues for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily attributable to the decrease in North American revenues resulting from the economic downturn. The Company believes the economic downturn has not yet impacted international markets. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consists of royalties paid for licensed software incorporated into the Company's products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; and the amortization and write-down of capitalized software development costs. A charge of approximately $1.0 million is included in cost of revenues for the first quarter of 2001 to write-down capitalized software development costs related to localized products marketed in Europe and a component of one of the Company's manufacturing products to estimated net realizable value.

The decline in gross profit in absolute dollars for the three months ended June 30, 2001 as compared to the same period in 2000 was primarily due to the decrease in license fees revenues. For the six month period ended June 30, 2001 compared to the same period of 2000, the decrease was due to the decrease in license fees revenues as well as the previously discussed write-down of capitalized software development costs of $1.0 million. The increase in gross profit as a percentage of revenues for the three and six months ended June 30, 2001 as compared to the same periods in 2000 was due to a decrease in the professional services cost base as a result of the previously discussed 2001 restructuring and an increase in the utilization rate of professional services personnel during the first and second quarter of 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the three and six months ended June 30, 2001 compared to the same periods of 2000 is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructuring, and lower commissions expense resulting from decreased software license fees revenue. Additionally, during the three and six month period ended June 30, 2001, the Company decreased its advertising and related costs as compared to the same period in 2000 as a result of its measures to decrease overall costs. The Company expects sales and marketing expenses to remain at these reduced levels for the remainder of 2001 due largely to the second quarter 2001 restructuring and continued cost control measures.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop the Company's products and third party development costs for the localization and translation of certain of the Company's products for foreign markets. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the three and six months ended June 30, 2000, the Company capitalized $1.4 million and $4.0 million, respectively, of software development costs. No such costs were capitalized during the three and six months ended June 30, 2001.

The decrease in software development expenses for the three months ended June 30, 2001 as compared to the same period of 2000 is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructuring and the Company's efforts to move certain software development activities to lower-cost offshore locations. The increase in gross software development expenses for the six months ended June 30, 2001 as compared to the same period of 2000 is due to an increase in cost of salaries, benefits and other headcount related expenses as a result of an increase in software development personnel in the first of quarter of 2001 as compared to the first quarter of 2000. The increase in software development costs as a percentage of revenues for the three and six months ended June 30, 2001 as compared to the same periods in the prior year is due to the decline in the Company's revenue base. The Company expects software development expenses for the remainder of 2001 to remain at current levels due to the second quarter 2001 restructuring, continued shifting to offshore development and continued cost control measures.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions. The decrease in absolute dollars and as a percentage of revenues in general and administrative expenses for the three months ended June 30, 2001 as compared to the same period in 2000 is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructuring and a decrease in the Company's provision for doubtful accounts as a result of improved collection efforts in the second quarter of 2001. For the six months ended June 30, 2001 compared to the same period of 2000, general and administrative expenses also decreased in absolute dollars as a result of the headcount reductions related to the 2001 restructuring, however, this decrease was offset by an increase in the first quarter of 2001 of the Company's provision for doubtful accounts to better reflect the current economic environment and geographical market conditions.

The Company expects general and administrative expenses to remain at or near second quarter levels for the remainder of 2001, due largely to the second quarter 2001 restructuring and continued cost control measures.

Liquidity and Capital Resources

The following table summarizes the Company's cash and cash equivalents, working capital deficit and cash flows as of and for the six months ended June 30, 2001 (in millions):

                                                June 30,
                                                  2001
                                                --------
  Cash and cash equivalents                     $ 23.2
  Working capital deficit                        (13.6)
  Net cash used in operating activities          (10.4)
  Net cash provided by investing activities        8.8
  Net cash used in financing activities           (2.4)


As of June 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $23.2 million. The Company used $10.4 million in cash for operating activities during the six month period ended June 30, 2001 primarily to fund its operations. As part of the $10.4 million in operating cash outlays in the six months ended June 30, 2001, the Company paid $2.0 million in settlement of the previously discussed AAR lawsuit, $0.6 million for the settlement of a third party reseller agreement accrued for as part of the 1998 DataWorks merger, $1.6 million for severance costs, lease terminations and other costs related to the 2001 restructuring and $0.1 million for lease payments related to the prior year restructurings. At June 30, 2001, the Company has $4.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company's restructurings and $1.3 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements. The Company believes these obligations will be funded from existing cash reserves, working capital, operations and its credit facility.

The Company's principal investing activities for the six month period ended June 30, 2001 included proceeds from the sales of product lines of $9.9 million and capital expenditures of $1.1 million.

Financing activities for the six months ended June 30, 2001 included payments of $2.9 million made against the Company's debt obligations. In addition, cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.5 million.

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (10.0% at June 30, 2001). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of June 30, 2001, the Company has borrowing capacity of $8.7 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of June 30, 2001 the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company had taken steps to reduce its operating expenses as part of its December 1999 and April 2001 restructurings, both of which included a reduction in workforce and facilities consolidation and closure. As a result of the 1999 restructuring actions and the Company's enhanced receivable collection activities, the Company generated cash flow savings from operating activities of $3.8 million during the quarter ended September 30, 2000 and $10.5 million in the quarter ended December 31, 2000. Based on the savings expected to be generated from the

April 2001 restructuring, the Company expects to again achieve positive cash flow from operations in the third quarter of 2001.

As of June 30, 2001, the Company had cash and cash equivalents of $23.2 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $8.7 million. The Company is dependent upon its ability to generate cash flows from software license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2001 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and reorganization actions.

Although the Company reported net income for the three months ended June 30, 2001, this net income included $10.4 million from gains on sales of product lines partially offset by a $7.6 million in restructuring and other charges. Had the Company not had these nonrecurring items, the net loss for the three months ended June 30, 2001 would have been $2.2 million. While management's goal is to continue to reduce and eliminate losses and maintain profitability, there can be no assurance that the Company's restructuring and other cost control actions will enable the Company to achieve operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial statements. The Company had no goodwill amortization during the three and six months ended June 30, 2001.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS -- SAFE HARBOR.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) severance costs and a substantial amount of the facilities costs will be paid out by the end of 2001, (ii) the restructuring will provide approximately $6.0 million to $7.0 million in cost savings per quarter for the remainder of 2001, (iii) the Company's software license revenue will continue to be impacted in 2001 by current software market conditions and economic uncertainties, (iv) services revenues will continue to be negatively impacted by a decrease in the related software license revenues and the sale of PFW and Impresa product lines for the remainder of 2001, (v) 2001 international revenues will continue to represent a significant portion of total revenues, (vi) operating expenses will remain at second quarter levels in 2001 due to the second quarter 2001 restructuring and other cost control measures, and (vii) the Company will achieve positive cash flow from operations in the third quarter of 2001. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 18 to 24. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange

Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2001, and its Annual Report on Form 10-K filed by the Company for the year ending December 31, 2000.

SINCE DECEMBER 31, 2000, OUR CASH AND CASH EQUIVALENTS HAVE BEEN DECLINING AND THE PROPORTION OF OUR ACCOUNTS RECEIVABLE OVER 90 DAYS OLD HAVE BEEN INCREASING AND, AS A RESULT, OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents have decreased from $26.8 million at December 31, 2000 to $23.2 million at June 30, 2001. As of March 31, 2001 cash and cash equivalents had declined to $17.1 million principally due to the net loss incurred during the first quarter of 2001. During the second quarter ended June 30, 2001, cash and cash equivalents rose approximately $6.0 million to $23.1 million primarily as a result of the sales of the Impresa and PFW product lines. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2001, the Company may be required to take further actions to align its operating expenses such as additional reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, the Company has in prior quarters violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations and renegotiated with its lender to revise the financial covenants to reduce the thresholds required by the EBITDA and the tangible net worth covenants. No such violations occurred in the second quarter of 2001. However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants or be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced since December 31, 1999 an increase in the proportion of accounts receivable over 90 days old. Although such proportion of accounts receivables over 90 days old remained level from the first to second quarters 2001, if the Company is not successful in the future in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, which excludes receivables over ninety days old.

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

- The number, timing and significance of new product announcements by the Company and its competitors

- The Company's ability to introduce and market new and enhanced versions of its products on a timely basis

-    The level of product and price competition

-    Changes in operating expenses of the Company

-    Changes in average selling prices

Additionally, the Company noted a trend during the last several quarters of lengthening sales cycles for some of its products as existing and prospective customers transition to the purchase of the Company's integrated and comprehensive e-Business suite of products. The Company is unable to determine at this point in time how long this trend will continue and whether it will diminish in the future. In addition, the Company historically records a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

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

Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The Company from time to time is notified by some of its customers of errors in its various product lines, including its e by Epicor products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power which is expected to increase during the current summer months. In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

WE MAY PURSUE STRATEGIC ACQUISITIONS, INVESTMENTS, AND RELATIONSHIPS AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND TECHNOLOGIES.

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

The Company distributes products through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusive of other competing product lines. The immediate result of this change was that as of September 1, 2000 the number of Company's VARs selling the e by Epicor product line domestically was approximately cut in half from 102 to 45. VAR sales for the period ended September 30, 2000 decreased from the quarter ended June 30, 2000. However, the Company was unable to determine how much of this drop in sales revenue, if any, was attributable to the change in the VAR program as opposed to other independent factors. Subsequently, VAR sales have fluctuated from quarter to quarter with VAR sales for the quarter ended December 31, 2000 increasing over the prior quarter, while VAR sales for the quarter ended March 31, 2001 decreased from the previous quarter. For the quarter ended June 30, 2001, VAR sales generally increased over the previous quarter. Thus, the long term impact of this change in the VAR channel to the Company's performance is as of yet undetermined as is whether the Company's ability to generate license revenue from its e by Epicor products will prove to be adversely or favorably impacted, which would effect the Company's consolidated results of operations and cash flows.

There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THE SALE OF ENTERPRISE APPLICATION SOFTWARE AND RELATED SUPPORT SERVICES AND IF THOSE SALES SUFFER, OUR BUSINESS WILL BE NEGATIVELY IMPACTED.

The Company derives its revenue from the sale of its various ERP application software packages and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. For example, the industry for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Similarly, in the first half of 2001, the industry for ERP applications continued to be negatively impacted by the domestic economic slowdown. Other such events may include:

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

IF THIRD PARTIES INFRINGE OUR INTELLECTUAL PROPERTY, WE MAY EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY.

The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. From time to time, the Company does take legal action against third parties whom the company believes are infringing upon the Company's intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products.

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

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of August 2, 2001, the Company had 44,232,925 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

In July 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds under the term loan. To date, the Company has not borrowed any amounts against the revolving line of credit. The interest rate on the term loan is based on the prime rate plus 3%. On the revolving line of credit, the Company has the option to pay interest at a variable rate equal to either the prime rate or at LIBOR plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. As a result, the Company's interest expense associated with these borrowings will vary with market rates. The Company had approximately $7.2 million in variable rate debt outstanding at June 30, 2001. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $71,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 30.1% of the Company's total revenues for the six months ended June 30, 2001 and 27.6% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

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

In November 1998, a securities class action lawsuit was filed in the United States District Court for the Southern District of California against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint is purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleges that defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company is named as a defendant solely as DataWorks' successor, and is not alleged to have taken part in the alleged misconduct. No damage amount is specified in the complaint. The action is in the early stages of litigation, no trial date is set, and defendants' motion to dismiss the second amended consolidated complaint remains pending. The Company believes there is no merit to this lawsuit and intends to continue to defend against it vigorously. Ultimate outcome of these suits or any potential loss is not presently determinable.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse impact on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2001, the Company held its annual meeting of stockholders. At this meeting 35,967,888 shares of Common Stock were available for voting and 953,050 shares of Series C Preferred Stock (on an as-converted basis) were available for voting. Each share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

At the meeting, L. George Klaus, Donald R. Dixon, Thomas F. Kelly and Charles M. Boesenberg were elected as directors of the Company by the Common and Series C stockholders. All shares of Series C Preferred Stock voted in favor of all of the nominated directors. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

              NAME                  VOTES FOR        WITHHELD AUTHORITY
         L. George Klaus            34,309,084           1,658,804
         Donald R. Dixon            35,217,784             750,104
         Thomas F. Kelly            35,221,188             746,700
         Charles M. Boesenberg      35,221,731             745,157

With respect to the proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ended December 31, 2001, 35,444,316 shares of Common Stock and 953,050 shares of Series C Preferred Stock (on an as-converted basis) voted in favor of the proposal, 367,752 shares of Common Stock voted against, and 155,820 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.74  Amendment to Loan and Security Agreement dated May 21, 2001

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EPICOR SOFTWARE CORPORATION
                                      -------------------------------
                                              (Registrant)


Date:  August 14, 2001                /s/ Lee Kim
                                      -------------------------------
                                      Lee Kim
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.74          Amendment to Loan and Security Agreement dated May 21, 2001

