Form 10-Q
period 2001-09-30
EPICOR SOFTWARE CORP
filed 2001-11-14
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 6, 2001, there were 44,181,291 shares of common stock outstanding.

                                 FORM 10-Q INDEX


                                                                              Page
                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2001
        (unaudited) and December 31, 2000                                       3

        Condensed Consolidated Statements of Operations
        and Comprehensive Operations (unaudited) for the Three Months
        and Nine Months Ended September 30, 2001 and 2000                       4

        Condensed Consolidated Statements of Cash Flows
        (unaudited) for the Nine Months Ended September 30, 2001 and 2000       5

        Notes to Unaudited Condensed Consolidated Financial Statements          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              12

Item 3. Quantitative and Qualitative Disclosures About Market Risk             25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      26

Item 6. Exhibits and Reports on Form 8-K                                       26

SIGNATURE                                                                      27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                           EPICOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2001          2000
                                                                           -------------   ------------
       ASSETS                                                               (Unaudited)
       Current assets:
         Cash and cash equivalents                                           $  23,279      $  26,825
         Accounts receivable, net                                               36,251         60,424
         Prepaid expenses and other current assets                               5,741          5,831
                                                                             ---------      ---------
            Total current assets                                                65,271         93,080

       Property and equipment, net                                               7,042         12,086
       Software development costs, net                                           3,640          6,748
       Intangible assets, net                                                   14,575         19,118
       Other assets                                                              2,800          3,755
                                                                             ---------      ---------
       Total assets                                                          $  93,328      $ 134,787
                                                                             =========      =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable                                                    $   7,497      $  11,177
         Accrued expenses                                                       28,427         33,343
         Current portion of long-term debt                                       3,682          4,666
         Accrued restructuring costs                                             3,402            539
         Deferred revenue                                                       37,642         45,374
                                                                             ---------      ---------
            Total current liabilities                                           80,650         95,099
                                                                             ---------      ---------
       Long-term debt, less current portion                                      2,805          5,621
                                                                             ---------      ---------
       Contingencies

       Stockholders' equity:
         Preferred stock                                                         7,501          7,501
         Common stock                                                               44             41
         Additional paid-in capital                                            244,806        240,824
         Less: unamortized stock compensation expense                           (2,019)            --
         Less: notes receivable from officers for issuance of
           restricted stock                                                     (9,905)        (9,969)
         Accumulated other comprehensive loss                                   (3,371)        (3,182)
         Accumulated deficit                                                  (227,183)      (201,148)
                                                                             ---------      ---------
            Total stockholders' equity                                           9,873         34,067
                                                                             ---------      ---------
       Total liabilities and stockholders' equity                            $  93,328      $ 134,787
                                                                             =========      =========


     See accompanying notes to condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ------------------------      ------------------------
                                                            2001           2000           2001           2000
                                                         ---------      ---------      ---------      ---------
Revenues:
   Software license fees                                 $   8,772      $  16,356      $  34,373      $  57,361
   Services                                                 28,924         34,528         94,911        105,638
   Other                                                       871          1,043          2,496          3,024
                                                         ---------      ---------      ---------      ---------
     Total revenues                                         38,567         51,927        131,780        166,023

Cost of revenues                                            18,546         28,316         61,694         82,349
                                                         ---------      ---------      ---------      ---------
Gross profit                                                20,021         23,611         70,086         83,674

Operating expenses:
   Sales and marketing                                      13,091         17,558         44,899         57,356
   Software development                                      5,617          6,565         19,965         19,638
   General and administrative                                6,655         11,944         34,147         43,578
   Stock based compensation expense                            286             --            984             --
   Restructuring charges and other                              --             --          7,610           (700)
   Gain on sales of product lines                           (1,513)            --        (11,880)            --
                                                         ---------      ---------      ---------      ---------
     Total operating expenses                               24,136         36,067         95,725        119,872
                                                         ---------      ---------      ---------      ---------
Loss from operations                                        (4,115)       (12,456)       (36,198)      (25,639)
Other income (expense), net                                   (379)           159           (396)           824
                                                         ---------      ---------      ---------      ---------
Loss before income taxes                                    (4,494)       (12,297)       (26,035)       (35,374)
Provision for income taxes                                      --             --             --             --
                                                         ---------      ---------      ---------      ---------
Net loss                                                 $  (4,494)     $ (12,297)     $ (26,035)     $ (35,374)
                                                         =========      =========      =========      =========
Unrealized net loss on foreign currency translation
   adjustments                                                (186)          (959)          (189)        (1,885)
                                                         ---------      ---------      ---------      ---------
Total comprehensive loss                                 $  (4,680)     $ (13,256)     $ (26,224)     $ (37,259)
                                                         =========      =========      =========      =========
Net loss per share - basic                               $   (0.11)     $   (0.30)     $   (0.62)     $   (0.85)
Net loss per share - diluted                             $   (0.11)     $   (0.30)     $   (0.62)     $   (0.85)

Weighted average common shares outstanding - basic          42,058         41,450         41,842         41,394
Weighted average common shares outstanding - diluted        42,058         41,450         41,842         41,394

     See accompanying notes to condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
OPERATING ACTIVITIES
Net loss                                                          $(26,035)     $(35,374)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                   10,957        12,866
    Stock based compensation expense                                   984            --
    Write-down of capitalized software development costs             1,026         5,337
    Provision for doubtful accounts                                  8,831        17,065
    Restructuring charges and other                                  7,610          (700)
    Gain on sales of product lines                                 (11,880)           --
    Changes in operating assets and liabilities:
         Accounts receivable                                        13,780        (2,946)
         Prepaid expenses and other current assets                    (190)          931
         Other assets                                                  955           403
         Accounts payable                                           (3,680)       (4,971)
         Accrued expenses                                           (5,517)       (6,369)
         Accrued restructuring costs                                (3,027)       (5,022)
         Deferred revenue                                           (4,548)        4,989
                                                                  --------      --------
Net cash used in operating activities                              (10,734)      (13,791)

INVESTING ACTIVITIES
Proceeds from sales of product lines                                11,413            --
Proceeds from sale or maturity of short-term investments                --        12,114
Purchases of property and equipment                                 (1,420)       (4,615)
Capitalized software development costs                                  --        (5,486)
                                                                  --------      --------
Net cash provided by investing activities                            9,993         2,013

FINANCING ACTIVITIES
Proceeds from exercise of common stock options                           1         2,240
Common stock issued under the Employee Stock Purchase Plan             880         1,165
Common stock issued under Stock Option Exchange Program                  2            --
Principal payments received on notes receivable from officers           64         1,181
Proceeds from term loan                                                 --        10,000
Principal payments on long-term debt                                (3,800)         (702)
                                                                  --------      --------
Net cash (used in) provided by financing activities                 (2,853)       13,884

Effect of exchange rate changes on cash                                 48          (977)
                                                                  --------      --------
Net decrease in cash and cash equivalents                           (3,546)        1,129
Cash and cash equivalents at beginning of period                    26,825        18,221
                                                                  --------      --------
Cash and cash equivalents at end of period                        $ 23,279      $ 19,350
                                                                  ========      ========


     See accompanying notes to condensed consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments except for the write-down of capitalized software development costs as discussed below - see Write-Down of Capitalized Software Development Costs) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted the provisions of SAB 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares of non-vested restricted stock. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,232,353 and 1,526,914 have been excluded from diluted weighted average common shares for the three month and nine month periods ended September 30, 2001 as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                ----------------------      ----------------------
                                                  2001          2000          2001          2000
                                                --------      --------      --------      --------
Net loss                                        $ (4,494)     $(12,297)     $(26,035)     $(35,374)

Basic and Diluted:
Weighted average common shares outstanding        44,132        41,450        44,044        41,394
Weighted average common shares of
   non-vested restricted stock                    (2,074)           --        (2,202)           --
                                                --------      --------      --------      --------
Shares used in the computation of basic and
   diluted net loss per share                     42,058        41,450        41,842        41,394
                                                ========      ========      ========      ========
Net loss per share - basic and diluted          $  (0.11)     $  (0.30)     $  (0.62)     $  (0.85)
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

Operating segment data for the three months and nine months ended September 30, 2001 and 2000 is as follows (in thousands):


                                           Software
                                           Licenses     Services       Other        Total
                                           --------     --------     --------     --------
Three months ended September 30, 2001:
Revenues                                   $  8,772     $ 28,924     $    871     $ 38,567
Cost of revenues                              3,510       14,451          585       18,546
                                           --------     --------     --------     --------
Gross Profit                               $  5,262     $ 14,473     $    286     $ 20,021
                                           ========     ========     ========     ========

Three months ended September 30, 2000:
Revenues                                   $ 16,356     $ 34,528     $  1,043     $ 51,927
Cost of revenues                             10,028       17,736          552       28,316
                                           --------     --------     --------     --------
Gross Profit                               $  6,328     $ 16,792     $    491     $ 23,611
                                           ========     ========     ========     ========

Nine months ended September 30, 2001:
Revenues                                   $ 34,373     $ 94,911     $  2,496     $131,780
Cost of revenues                             12,771       47,278        1,645       61,694
                                           --------     --------     --------     --------
Gross Profit                               $ 21,602     $ 47,633     $    851     $ 70,086
                                           ========     ========     ========     ========

Nine months ended September 30, 2000:
Revenues                                   $ 57,361     $105,638     $  3,024     $166,023
Cost of revenues                             20,814       59,671        1,864       82,349
                                           --------     --------     --------     --------
Gross Profit                               $ 36,547     $ 45,967     $  1,160     $ 83,674
                                           ========     ========     ========     ========

The following schedule presents the Company's operations by geographic area for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

                               United        Australia/                                      Latin
                               States           Asia          Europe          Canada        America       Consolidated
                               ------           ----          ------          ------        -------       ------------
Three months ended
September 30, 2001:

Revenues                     $  26,619       $   2,321      $   6,713       $   2,217      $     697       $  38,567
Operating income (loss)         (5,279)            244           (109)          1,319           (290)         (4,115)
Identifiable assets             62,767           8,115         16,934           4,807            705          93,328

Three months ended
September 30, 2000:

Revenues                     $  38,545       $   2,640      $   7,985       $   2,227      $     530       $  51,927
Operating income (loss)         (6,063)             40         (3,479)            976         (3,930)        (12,456)
Identifiable assets             98,877           7,006         22,560           3,881             96         132,420


                               United        Australia/                                      Latin
                               States           Asia          Europe          Canada        America       Consolidated
                               ------           ----          ------          ------        -------       ------------
Nine months ended
September 30, 2001:

Revenues                     $  91,799       $   7,605      $  22,433       $   7,606      $   2,337       $ 131,780
Operating income (loss)        (21,151)             78         (8,916)          5,013           (663)        (25,639)
Identifiable assets             62,767           8,115         16,934           4,807            705          93,328

Nine months ended
September 30, 2000:

Revenues                     $ 123,299       $   8,746      $  24,389       $   7,628      $   1,961       $ 166,023
Operating income (loss)        (27,294)          1,332         (8,999)          3,600         (4,837)        (36,198)
Identifiable assets             98,877           7,006         22,560           3,881             96         132,420



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


In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial statements. The Company had no goodwill amortization during the three and nine months ended September 30, 2001.


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its consolidated financial statements.


Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its consolidated financial statements.


RESTRUCTURING CHARGES AND OTHER

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of September 30, 2001, these terminations were completed. The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2001. Although the closure and consolidation efforts are expected to be substantially complete by the end of fiscal 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective non-cancelable term of the leases expire.

The following table summarizes the activity in the Company's reserves associated with its restructuring (in thousands):


                                                  Balance at          2001                            Balance at
                                                 December 31,    Restructuring         Cash         September 30,
                                                     2000           Charges          Payments            2001
                                                     ----           -------          --------            ----
Separation costs for terminated employees          $    --          $ 2,288          $(2,068)          $   220
Facilities closing and downsizing                       --            3,439             (812)            2,627
Other costs                                             --              163               (1)              162

Facilities closing and downsizing - 1999,
  1998, 1997, and 1996 restructuring                   539               --             (146)              393
                                                   -------          -------          -------           -------
Accrued restructuring costs                        $   539          $ 5,890          $(3,027)          $ 3,402
                                                   =======          =======          =======           =======


During the quarter ended June 30, 2001, an additional charge of $1,720,000 is included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

The remaining restructuring reserves from prior periods of $393,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective non-cancelable term of the leases expire.

During 2000, the Company determined $700,000 of the 1999 restructuring reserves were not needed. This was the result of the Company's ability to close certain of its facilities for less than the originally estimated amount. No other adjustments have been made to the restructuring liabilities as of September 30, 2001.

CREDIT FACILITY

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (9.0% at September 30, 2001). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of September 30, 2001, the Company has borrowing capacity of $6.0 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of September 30, 2001 the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

WRITE-DOWN OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During the first quarter of 2001, the Company determined that the carrying value of its capitalized software development costs related to localized products marketed in Europe as well as a component of one of its manufacturing products exceeded their net realizable value. Accordingly, a charge of approximately $1,000,000 was included in cost of revenues for the first quarter of 2001 for the write-down of these capitalized costs to their estimated net realizable value.

During the third quarter of 2000, the Company determined that the carrying value of its capitalized software development cost related to localized products marketed in Latin America and continental Europe exceeded its net realizable value. Accordingly, a charge of $5,300,000 is included in cost of revenues for the three and nine months ended September 30, 2000 for the write-down of these capitalized costs to their estimated net realizable value.

STOCK OPTION EXCHANGE PROGRAM

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company's common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three and nine months ended September 30, 2001 the Company recorded compensation expense of $286,000 and $984,000, respectively, related to restricted stock. The Company will record future compensation expense of up to $2,019,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date based upon the quoted market price of the Company's common stock, for the plan participants as of September 30,2001. Compensation expense to be charged to operations for the remainder of 2001, 2002, 2003, 2004 and 2005 approximates $235,000, $932,000, $432,000, $387,000, and $33,000, respectively, assuming all remaining restricted stock grants vest.

The breakdown of the compensation charge for the three and nine months ended September 30, 2001 by the Company's operating functions is as follows:

                                                  Three Months       Nine Months
                                                      ended             ended
                                                  September 30,     September 30,
                                                      2001              2001
                                                      ----              ----
             Cost of revenues                       $ 53,000          $151,000
             Sales and marketing                     104,000           247,000
             Software development                     20,000            76,000
             General and administrative              109,000           510,000
                                                    --------          --------
                Total compensation expense          $286,000          $984,000
                                                    ========          ========


SALES OF PRODUCT LINES

In April 2001, the Company sold the assets of its Impresa for MRO product line, which primarily consisted of accounts receivable and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa for MRO product line were assumed by the buyer. This resulted in an after tax gain of approximately $1,683,000 for the quarter ended June 30, 2001. In September 2001, the Company received final cash consideration of $1,513,000 for this sale, resulting in an after tax gain of $1,513,000 for the quarter ended September 30, 2001. These gains are included in gains on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the Impresa for MRO product line were not material to the Company's results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows ("PFW") product line, which primarily consisted of account receivable, inventory, and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. The sale resulted in an after tax gain of approximately $8,684,000 for the quarter ended June 30, 2001 and is included in gain on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the PFW product line were not material to the Company's results of operations.

CONTINGENCIES

In August 1999, DataWorks Corporation, a company acquired by Epicor on December 31, 1998, filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of software by DataWorks to AAR in 1997. AAR counterclaimed against Data Works alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The Company paid this amount during the quarter ended March 31, 2001.

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

Restructuring Charges and Other

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of September 30, 2001, these terminations were completed. The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2001. Although the closure and consolidation efforts are expected to be substantially complete by the end of fiscal 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective non-cancelable term of the leases expire. The Company believes the restructuring obligations will be funded from existing cash reserves, working capital and operations.

The following table summarizes the activity in the Company's reserves associated with its restructuring (in thousands):


                                                 Balance at          2001                            Balance at
                                                December 31,     Restructuring        Cash          September 30,
                                                    2000            Charges         Payments            2001
                                                    ----            -------         --------            ----
Separation costs for terminated employees          $    --          $ 2,288          $(2,068)          $   220
Facilities closing and downsizing                       --            3,439             (812)            2,627
Other costs                                             --              163               (1)              162

Facilities closing and downsizing - 1999,
  1998, 1997, and 1996 restructuring                   539               --             (146)              393
                                                   -------          -------          -------           -------
Accrued restructuring costs                        $   539          $ 5,890          $(3,027)          $ 3,402
                                                   =======          =======          =======           =======


During the quarter ended June 30, 2001, an additional charge of $1,720,000 is included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company expects the restructuring will provide approximately $6.0 million to $7.0 million in cost savings per quarter for the remainder of 2001.

The remaining restructuring reserves from prior periods of $393,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective non-cancelable term of the leases expire.

During 2000, the Company determined $700,000 of the 1999 restructuring reserves were not needed. This was the result of the Company's ability to close certain of its facilities for less than the originally estimated amount. No other adjustments have been made to the restructuring liabilities as of September 30, 2001.

Sales of Product Lines

In April 2001, the Company sold the assets of its Impresa for MRO product line, which primarily consisted of accounts receivable and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa for MRO product line were assumed by the buyer. This resulted in an after tax gain of approximately $1,683,000 for the quarter ended June 30, 2001. In September 2001, the Company received final cash consideration of $1,513,000 for this sale, resulting in an after tax gain of $1,513,000 for the quarter ended September 30, 2001. These gains are included in gains on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the Impresa for MRO product line were not material to the Company's results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows ("PFW") product line, which primarily consisted of account receivable, inventory, and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. The sale resulted in an after tax gain of approximately $8,684,000 for the quarter ended June 30, 2001 and is included in gain on sales of product lines in the accompanying Condensed Consolidated Statements of Operations. The operations of the PFW product line were not material to the Company's results of operations.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of the Company's results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 (in millions except percentages):

                                  Three Months Ended September 30,               Nine Months Ended September 30,
                             ----------------------------------------       ----------------------------------------
                              2001       2000     Change $    Change %       2001       2000     Change $    Change %
                              ----       ----     --------    --------       ----       ----     --------    --------
Revenues:
   Software license fees     $  8.8     $ 16.4     $ (7.6)      (46.4)%     $ 34.4     $ 57.4     $(23.0)      (40.1)%
   Services                    28.9       34.5       (5.6)      (16.2)%       94.9      105.6      (10.7)      (10.2)%
   Other                        0.9        1.0       (0.1)      (16.4)%        2.5        3.0       (0.5)      (17.5)%
                             ------     ------     ------      ------       ------     ------     ------      ------
     Total revenues            38.6       51.9      (13.3)      (25.7)%      131.8      166.0      (34.2)      (20.6)%

As a percentage of
revenues:
   License fees                22.7%      31.5%                               26.1%      34.6%
   Services                    75.0%      66.5%                               72.0%      63.6%
   Other                        2.3%       2.0%                                1.9%       1.8%
                             ------     ------                              ------     ------
     Total revenues           100.0%     100.0%                              100.0%     100.0%

Gross profit                 $ 20.0     $ 23.6     $ (3.6)      (15.2)%     $ 70.1     $ 83.7     $(13.6)      (16.2)%
   As a percentage of
   revenues                    51.9%      45.5%                               53.2%      50.4%

Sales and marketing          $ 13.1     $ 17.6     $ (4.5)      (25.4)%     $ 44.9     $ 57.4     $(12.5)      (21.7)%
   As a percentage of
   revenues                    33.9%      33.8%                               34.1%      34.5%

Software development         $  5.6     $  6.6     $ (1.0)      (14.4)%     $ 20.0     $ 19.6     $  0.4         1.7%
   As a percentage of
   revenues                    14.6%      12.6%                               15.2%      11.8%

General and administrative   $  6.7     $ 11.9     $ (5.2)      (44.3)%     $ 34.1     $ 43.6     $ (9.5)      (21.6)%
   As a percentage of
   revenues                    17.3%      23.0%                               25.9%      26.2%


Revenues

License fees revenues decreased substantially both in absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. This decrease is due largely to an accelerated downturn in the North American economy. The Company believes that these economic conditions are causing businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales. The Company anticipates that these economic conditions could continue to affect demand for eBusiness and enterprise applications throughout the remainder of the year.

Services revenues consist of fees from consulting, software maintenance, and related services. For the three and nine months ended September 30, 2001, the Company had a decrease in consulting revenues of $2.9 million and $8.6 million, respectively, as compared to the same periods of 2000. This decrease is largely due to fewer implementation projects as a result of the decreased software license fees revenues. The previously discussed sale of the Impresa product line in the second quarter of 2001 also resulted in a decrease in consulting revenues of approximately $1.1 million and $2.7 million for the three and nine month periods ended September 30, 2001.

For the three months ended September 30, 2001 the Company had a decrease in maintenance revenues of $2.7 million, as compared to the same period in 2000. Approximately $1.7 million of this decrease is due to the previously discussed sales of the Company's PFW and Impresa product lines in the second quarter of 2001. The remaining decrease in maintenance revenues is a result of the significant slowdown in the economy over the past year. For the nine months ended September 30, 2001 the Company had a decrease in maintenance revenues of $1.9 million, as compared to the same period in 2000. The impact of the sales of the Company's PFW and Impresa product lines on maintenance revenues for the nine month period ended September 30, 2001 compared to the same period of 2000 is a decrease of approximately $2.5 million. Had the product lines not been sold, maintenance revenues for the nine months ended September 30, 2001 as compared to the same period of 2000 would have increased.

As a percentage of revenues, service revenues increased for both the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000. These increases are due primarily to the significant decreases in license fees revenues and the decrease in the total revenue base. The Company anticipates that services revenues will continue to be negatively impacted by a decrease in the related software license revenues and the sale of the PFW and Impresa product lines for the remainder of 2001.

Other revenues consist primarily of third-party hardware and forms sales. The decrease in other revenues in absolute dollars for the three and nine months ended September 30, 2001 as compared with the same periods in 2000 is due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees.

International revenues were $11.9 million and $13.4 million in the third quarter of 2001 and 2000, representing 31.0% and 25.8%, respectively, of total revenues. International revenues were $40.0 million and $42.7 million for the nine months ended September 30, 2001 and 2000, representing 30.3% and 25.7%, respectively, of total revenues. The increase in international revenues as a percentage of total revenues for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily attributable to the decrease in North American revenues resulting from the economic downturn. The Company believes the North American economic downturn has not significantly impacted international markets. With sales offices located in Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consists of royalties paid for licensed software incorporated into the Company's products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization and write-down of capitalized software development costs; and the amortization of acquired intangible assets. A charge of approximately $1.0 million is included in cost of revenues for the first quarter of 2001 to write-down capitalized software development costs related to localized products marketed in Europe and a component of one of the Company's manufacturing products to estimated net realizable value. Additionally, a charge of approximately $5.3 million is included in cost of revenues for the third quarter of 2000 to write-down to estimated realizable value capitalized software development costs related to localized products marketed in Latin America and continental Europe.

The decline in gross profit in absolute dollars for the three and nine months ended September 30, 2001 as compared to the same period in 2000 is primarily due to the decrease in total revenues. Gross profit percentage for the quarter ended September 30, 2001 compared to the same period in 2000 increased. However, excluding the $5.3 million charge for the previously discussed write-down of capitalized software costs for the third quarter of 2000, gross profit percentage would have been 55.8% during the three months ended September 30, 2000. The decrease in gross profit margin (excluding the write-down) is due to the decrease in software license fees and the fixed nature of the certain cost of revenues, specifically amortization of capitalized software development costs and acquired intangible assets of approximately $2.0 million per quarter. The Company will continue in future periods to assess the recoverability of the amounts recorded for capitalized software costs and acquired intangible assets.

For the nine months ended September 30, 2001 and 2000, gross profit as a percentage of revenues exclusive of the previously discussed write-downs of capitalized software costs would have been 54.0% and 53.6%, respectively. This increase is due to a decrease in the professional services cost base as a result of the previously discussed 2001 restructuring and an increase in the utilization rate of professional services personnel in 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars for the three and nine months ended September 30, 2001 compared to the same periods of 2000 is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructuring, and lower commissions expense resulting from decreased software license fees revenue. Additionally, during the three and nine month period ended September 30, 2001, the Company decreased its advertising and related costs as compared to the same period in 2000 as a result of its measures to decrease overall costs. The Company expects sales and marketing expenses to remain at these reduced levels for the remainder of 2001 due largely to the second quarter 2001 restructuring and continued cost control measures.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop the Company's products and third party development costs for the localization and translation of certain of the Company's products for foreign markets. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established. Costs that do not qualify for capitalization are charged to software development expense when incurred. During the three and nine months ended September 30, 2000, the Company capitalized $1.5 million and $5.5 million, respectively, of software development costs. No such costs were capitalized during the three and nine months ended September 30, 2001.

The decrease in software development expenses for the three months ended September 30, 2001 as compared to the same period of 2000 is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructuring, the previously discussed sales of the Company's PFW and Impresa product lines and the Company's efforts to move certain software development activities to lower-cost offshore locations. The increase in gross software development expenses for the nine months ended September 30, 2001 as compared to the same period of 2000 is attributable to the previously discussed absence of capitalized software development costs in 2001. The increase in software development costs as a percentage of revenues for the three and nine months ended September 30, 2001 as compared to the same periods in the prior year is due to the decline in the Company's revenue base. The Company expects software development expenses for the remainder of 2001 to remain at current levels due to the second quarter 2001 restructuring, continued shifting to offshore development and continued cost control measures.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions. The decrease in absolute dollars and as a percentage of revenues in general and administrative expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructuring and a decrease in the Company's provision for doubtful accounts as a result of improved collection efforts in 2001.

The Company expects general and administrative expenses to remain at or near third quarter levels for the remainder of 2001, due largely to the second quarter 2001 restructuring and continued cost control measures.

Liquidity and Capital Resources

The following table summarizes the Company's cash and cash equivalents, working capital deficit and cash flows as of and for the nine months ended September 30, 2001 (in millions):

                                                       September 30,
                                                           2001
                                                           ----
  Cash and cash equivalents                             $     23.3
  Working capital deficit                                    (15.4)
  Net cash used in operating activities                      (10.7)
  Net cash provided by investing activities                   10.0
  Net cash used in financing activities                       (2.9)


As of September 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $23.3 million. The Company used $10.7 million in cash for operating activities during the nine month period ended September 30, 2001 primarily to fund its operations. As part of the $10.7 million in operating cash outlays in the nine months ended September 30, 2001, the Company paid $2.0 million in settlement of the previously discussed AAR lawsuit, $2.9 million for severance costs, lease terminations and other costs related to the 2001 restructuring and $0.1 million for lease payments related to the prior year restructurings. At September 30, 2001, the Company has $3.4 million in cash obligations for severance costs, lease terminations and other costs related to the Company's restructurings and $1.4 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements. The Company believes these obligations will be funded from existing cash reserves, working capital, operations and its credit facility.

The Company's principal investing activities for the nine month period ended September 30, 2001 included proceeds from the sales of product lines of $11.4 million and capital expenditures of $1.4 million.

Financing activities for the nine months ended September 30, 2001 included payments of $3.8 million made against the Company's debt obligations. In addition, cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.9 million.

On July 26, 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (9.0% at September 30, 2001). The revolving line of credit expires in August 2003, bears interest at a variable rate equal to either the prime rate or at LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of September 30, 2001, the Company has borrowing capacity of $6.0 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of September 30, 2001 the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company had taken steps to reduce its operating expenses as part of its December 1999 and April 2001 restructurings, both of which included a reduction in workforce and facilities consolidation and closure. Based on the savings generated from the April 2001 restructuring and cash received for the sales of the Company's PFW and Impresa product lines, the Company was cash flow positive in the second and third quarter of 2001. The Company expects to remain cash flow positive in the fourth quarter of 2001.

As of September 30, 2001, the Company had cash and cash equivalents of $23.3 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $6.0 million. The

Company is dependent upon its ability to generate cash flows from software license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations in the future, the Company may be required to take further cost-cutting measures and reorganization actions.

The Company reported net losses for the three and nine months ended September 30, 2001 of $4.5 million and $25.6 million, respectively. For the three months ended September 30, 2001, the loss was partially offset by gains on the sales of product lines of $1.5 million. For the nine months ended September 30, 2001, the loss included a $7.6 million restructuring charge partially offset by $11.9 million from gains on sales of product lines. Had the Company not had these nonrecurring items, the net loss for the three and nine months ended September 30, 2001 would have been $6.0 million and $30.3 million, respectively. While management's goal is to continue to reduce and eliminate losses and maintain profitability, there can be no assurance that the Company's restructuring and other cost control actions will enable the Company to achieve operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial statements. The Company had no goodwill amortization for the three and nine months ended September 30, 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its consolidated financial statements.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS - SAFE HARBOR.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) severance costs and a substantial amount of the facilities costs will be paid out by the end of 2001, (ii) the restructuring obligations will be funded from existing cash reserves, working capital and operations, (iii) the restructuring will provide approximately $6.0 million to $7.0 million in cost savings per quarter for the remainder of 2001, (iv) the Company's software license revenue will continue to be impacted in 2001 by current software market conditions and economic uncertainties, (v) services revenues will continue to be negatively impacted by a decrease in the related software license revenues and the sale of the PFW and Impresa product lines for the remainder of 2001, (vi) 2001 international revenues will continue to represent a significant portion of total revenues, (vii) operating expenses will remain at or near third quarter levels in 2001 due to the second quarter 2001 restructuring and other cost control measures, (viii) the Company will maintain positive cash flow in the fourth quarter of 2001, and (ix) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors including the factors listed at pages 19 to 25. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2001, and its Annual Report on Form 10-K filed by the Company for the year ending December 31, 2000.

SINCE DECEMBER 31, 2000, OUR CASH AND CASH EQUIVALENTS HAVE DECLINED AND THE PROPORTION OF OUR ACCOUNTS RECEIVABLE OVER 90 DAYS OLD HAS INCREASED AND, AS A RESULT, OUR DOUBTFUL ACCOUNTS RESERVE MAY NOT BE SUFFICIENT, WE MAY NOT BE ABLE TO COLLECT THE AGED ACCOUNTS AND WE MAY NEED TO RAISE ADDITIONAL CASH.

The Company's cash and cash equivalents have decreased from $26.8 million at December 31, 2000 to $23.3 million at September 30, 2001. As of March 31, 2001 cash and cash equivalents had declined to $17.1 million principally due to the net loss incurred during the first quarter of 2001. During the second and third quarters ended June 30, 2001 and September 30, 2001, cash and cash equivalents rose approximately $6.0 million to $23.1 and $23.3 million, respectively, primarily as a result of the sales of the Impresa and PFW product lines. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2001, the Company may be required to take further actions to realign its operating expenses such as additional reductions in work force or other expense cutting measures. In addition, although the Company has obtained a bank line of credit, the Company has in prior quarters violated the EBITDA and the tangible net worth covenants included in the terms of the credit agreement. The Company received waivers from its lender for these violations and renegotiated the financial covenants to reduce the thresholds required by the EBITDA and the tangible net worth covenants. The Company complied with the revised covenants in the third quarter of 2001. However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants or be able to secure additional funding or, if secured, on favorable terms. The Company has also experienced since December 31, 1999 an increase in the proportion of accounts receivable over 90 days old. Although such proportion of accounts receivables over 90 days old did not change significantly from the first through third quarters 2001, if the Company is not successful in the future in collecting a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to the bank credit facility. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, which excludes receivables over ninety days old.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS OUR SHARE PRICE MAY DECREASE.

The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

- The demand for the Company's products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions

-     Changes in accounting policies, including revenue recognition policies

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

The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire e-Business software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support e-Business, existing products may become obsolete and unmarketable. Development of new technologies may also cause the Company to change how it licenses or prices its products, possibly adversely impacting the Company's revenues and operating results. The Company's future business, operating results and financial condition will depend on its ability to:

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in the State of California were subjected to electrical blackouts during the recent summer months as a consequence of a shortage of available electrical power. It is possible that we could again be subject to such blackouts in the future. In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. In addition, terrorist acts or acts of war may cause damage or disruption to the Company, its employees, facilities, suppliers, distributors and VARs, and customers, which could have a material adverse effect on the Company's operations and financial results. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

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

The Company distributes products through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. In May 2000, the Company announced that effective September 1, 2000 in the United States it would only allow its e by Epicor product line to be resold by VARs who offer such product line exclusive of other competing product lines. The immediate result of this change was that as of September 1, 2000 the number of Company's VARs selling the e by Epicor product line domestically was approximately cut in half from 102 to 45. VAR sales for the period ended September 30, 2000 decreased from the quarter ended June 30, 2000. However, the Company was unable to determine how much of this drop in sales revenue, if any, was attributable to the change in the VAR program as opposed to other independent factors. Subsequently, VAR sales have fluctuated from quarter to quarter since the exclusivity announcement For the quarter ended September 30, 2001, VAR sales decreased over the previous quarter. Thus, the long term impact of this change in the VAR channel to the Company's performance is as of yet undetermined as is whether the Company's ability to generate license revenue from its e by Epicor products will prove to be adversely or favorably impacted, which would effect the Company's consolidated results of operations and cash flows.

There can be no assurance that the direct sales force will not lead to conflicts with the Company's VAR channels.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THE SALE OF ENTERPRISE APPLICATION SOFTWARE AND RELATED SUPPORT SERVICES AND IF THOSE SALES SUFFER, OUR BUSINESS WILL BE NEGATIVELY IMPACTED.

The Company derives its revenue from the sale of its various ERP application software packages and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would materially and adversely affect the Company's business, results of operations and performance. For example, the industry for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Similarly, in the first three quarters of 2001, the industry for ERP applications continued to be negatively impacted by the domestic economic slowdown. Other such events may include:

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

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of November 6, 2001, the Company had 44,181,291 shares of common stock outstanding. There are presently 95,305 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents. At September 30, 2001 the Company had $23.3 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $129,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

In July 2000, the Company entered into a $30.0 million senior credit facility with a financial institution comprised of a $10.0 million term loan and a $20.0 million revolving line of credit. On August 8, 2000, the Company received the $10.0 million proceeds under the term loan. To date, the Company has not borrowed any amounts against the revolving line of credit. The interest rate on the term loan is based on the prime rate plus 3%. On the revolving line of credit, the Company has the option to pay interest at a variable rate equal to either the prime rate or at LIBOR plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. As a result, the Company's interest expense associated with these borrowings will vary with market rates. The Company had approximately $6.4 million in variable rate debt outstanding at September 30, 2001. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $71,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 30.3% of the Company's total revenues for the nine months ended September 30, 2001 and 27.8% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.



PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In August 1999, DataWorks Corporation, a company acquired by Epicor on December 31, 1998, filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,200,000. The Company paid this amount during the quarter ended March 31, 2001.

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

      (a)   Exhibits

      (b)   Reports on Form 8-K

            None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EPICOR SOFTWARE CORPORATION
                                                    (Registrant)


Date: November 14, 2001              /s/ Lee Kim
                                     -------------------------------------------
                                         Lee Kim
                                         Senior Vice President and Chief
                                         Financial Officer