Form 10-Q/A
period 2001-09-30
EPICOR SOFTWARE CORP
filed 2001-11-20
CIK 891178

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

Epicore Software Corporation is filing this Amendment on Form 10-Q/A to correct
Part I, Item 1, Financial Statements. The Condensed Consolidated Statements of Operations and Comprehensive Operations (unaudited) for the Three Months and Nine Months ended September 30, 2001 and 2000 included in Item 1, Part I had a typographical error on the line "Loss from operations" for the nine months ended September 30, 2001 and 2000. The loss from operations for the nine months ended September 30, 2001 and 2000 was reported as $36,198 (in thousands) and $25,639 (in thousands), respectively. The loss from operations for the nine months ended September 30, 2001 and 2000 should have been $25,639 (in thousands) and $36,198 (in thousands), respectively.

Set forth below is a corrected Part I, Item 1, Financial Statements.

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

                           EPICOR SOFTWARE CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)



                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ------------------------      ------------------------
                                                            2001           2000           2001           2000
                                                         ---------      ---------      ---------      ---------
Revenues:
   Software license fees                                 $   8,772      $  16,356      $  34,373      $  57,361
   Services                                                 28,924         34,528         94,911        105,638
   Other                                                       871          1,043          2,496          3,024
                                                         ---------      ---------      ---------      ---------
     Total revenues                                         38,567         51,927        131,780        166,023

Cost of revenues                                            18,546         28,316         61,694         82,349
                                                         ---------      ---------      ---------      ---------
Gross profit                                                20,021         23,611         70,086         83,674

Operating expenses:
   Sales and marketing                                      13,091         17,558         44,899         57,356
   Software development                                      5,617          6,565         19,965         19,638
   General and administrative                                6,655         11,944         34,147         43,578
   Stock based compensation expense                            286             --            984             --
   Restructuring charges and other                              --             --          7,610           (700)
   Gain on sales of product lines                           (1,513)            --        (11,880)            --
                                                         ---------      ---------      ---------      ---------
     Total operating expenses                               24,136         36,067         95,725        119,872
                                                         ---------      ---------      ---------      ---------
Loss from operations                                        (4,115)       (12,456)       (25,639)       (36,198)
Other income (expense), net                                   (379)           159           (396)           824
                                                         ---------      ---------      ---------      ---------
Loss before income taxes                                    (4,494)       (12,297)       (26,035)       (35,374)
Provision for income taxes                                      --             --             --             --
                                                         ---------      ---------      ---------      ---------
Net loss                                                 $  (4,494)     $ (12,297)     $ (26,035)     $ (35,374)
                                                         =========      =========      =========      =========
Unrealized net loss on foreign currency translation
   adjustments                                                (186)          (959)          (189)        (1,885)
                                                         ---------      ---------      ---------      ---------
Total comprehensive loss                                 $  (4,680)     $ (13,256)     $ (26,224)     $ (37,259)
                                                         =========      =========      =========      =========
Net loss per share - basic                               $   (0.11)     $   (0.30)     $   (0.62)     $   (0.85)
Net loss per share - diluted                             $   (0.11)     $   (0.30)     $   (0.62)     $   (0.85)

Weighted average common shares outstanding - basic          42,058         41,450         41,842         41,394
Weighted average common shares outstanding - diluted        42,058         41,450         41,842         41,394


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
                                                   =======          =======          =======           =======



During the quarter ended June 30, 2001, an additional charge of $1,720,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

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

                                             EPICOR SOFTWARE CORPORATION
                                                    (Registrant)



Date: November 20, 2001              /s/ Lee Kim
                                     -------------------------------------------
                                         Lee Kim
                                         Senior Vice President and Chief
                                         Financial Officer