Form 10-K
period 2001-12-31
EPICOR SOFTWARE CORP
filed 2002-04-01
CIK 891178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO _________

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

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock, par value $.001 per share
                                                                 Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $79,773,558 (computed using the closing sales price of $2.35 per share of Common Stock on March 15, 2002 as reported by the Nasdaq National Market). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 15, 2002 was 44,814,605.

                              ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise and eBusiness software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company's business solutions are focused on the midmarket, which generally includes companies between $10 million and $500 million in annual revenues. Epicor's solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus differentiates the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. By automating and integrating information and critical business processes across their entire value chain, midmarket companies can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today's increasingly global economy.

The Company's products integrate back office applications for manufacturing, distribution and accounting with front office applications for sales, marketing and customer service and support. Epicor also provides integrated eCommerce capabilities that allow companies to leverage the power of the Internet to allow their organization to further extend beyond the traditional "four walls" of their enterprise, and further integrate their operations with their customers, suppliers and partners.

The Company offers solutions in the following areas:

    - Customer Relationship Management (CRM) - Epicor's award-winning customer relationship management solution enables small and midsize enterprises to manage their entire customer lifecycle. Epicor's CRM solution enables businesses to gather, organize, track and share prospect, customer, competitor and product information, to boost revenues and increase customer satisfaction.

    - Services and Distribution - Epicor's solutions for services and distribution companies are focused on delivering a complete, end-to-end enterprise and eBusiness solution. The distribution suite automates customer acquisition and order management through to warehouse fulfillment, accounting and customer service. Epicor's professional services automation (PSA) solution provides service organizations with the tools to improve staff utilization, optimize resources and increase cash flow. The services and distribution suite includes integrated front office, back office, business intelligence, and collaborative commerce solutions tailored for specific vertical industries including financial services, professional services, hospitality, not for profit, software & computer services, sports & recreation, and wholesale distribution.

    - Manufacturing - Epicor's manufacturing solutions provide integrated ERP and eBusiness solutions for make-to-order and mixed-mode manufacturers. The Company's solutions are designed to meet the challenges of today's manufacturing environment typified by short product lifecycles, constant process improvement and mass customization. The Company's products have been designed for specific types of manufacturers -- from a small job shop to a manufacturer of complex make-to-order components. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, capital equipment, electronics and aerospace.

    - Supply Chain - Epicor's supply chain management solutions enable midmarket companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners. From business-to-business eCommerce applications for advanced planning and scheduling to warehouse management, forecasting and fulfillment, Epicor offers solutions that improve operational performance, while strengthening relationships across the supply chain to increase customer value.

The Company's software products incorporate a significant number of features localized to address international market opportunities, including support for multiple languages, multiple currencies and accounting for value-added taxation
(VAT) and goods and services taxation (GST).

The Company offers consulting, training and support services to supplement the use of its software products by its customers. Midmarket companies require cost effective systems that have broad functionality, yet are rapidly implemented, easily adapted and highly configurable to their unique business requirements.

The Company was incorporated in Delaware in November 1987 under the name Platinum Holdings Corporation. In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation. The Company has fourteen operating subsidiaries worldwide.

BACKGROUND

Epicor designs its products and services primarily for midmarket companies, which generally consist of companies with annual revenues between $10 million and $500 million, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. These rapidly growing organizations number in the hundreds of thousands worldwide. In the past, midmarket companies were underserved by traditional financial and ERP systems that had originally been designed for larger corporations. These enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install and maintain. Further, the complexity of the infrastructure and on going maintenance to support these systems, often required a centralized deployment model. This limited access to critical data to the organization's management information services (MIS) department, which then limited timely availability of information to decision makers, managers and key employees. Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

The explosion of enterprise business applications began as an extension of the corporate reengineering efforts of the early 1990s and the emergence of new technology paradigms, including client/server computing. The dramatic scalability, supportability and performance improvements made possible by client/server and other open systems technologies based on Unix, Microsoft Windows NT and Microsoft SQL Server, allowed many organizations to leverage this technology and implement enterprise business applications for the first time. As Fortune 1000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand in the small to mid-size enterprise (SME) market for enterprise-wide software applications that integrated business processes and information. At first, only larger organizations had the technological expertise, budget and ability to support the lengthy implementations typified by the early solutions.

While SMEs understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their own quest to boost productivity and profits as well as gain a competitive advantage, mid-sized companies increasingly turned to integrated application software to automate and link their business processes. Due to the midmarket's unique business constraints of limited budgets and limited implementation timeframes, "best-of-breed" solutions and after-market application integrations were far too cumbersome and costly to be an effective enterprise solution. Midmarket companies required highly functional software applications that leveraged the new advances in client/server software technology to deliver a truly integrated and enterprise-wide solution in a cost effective manner.

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

With respect to technology, mid-sized companies are practical consumers. Mid-sized companies generally do not take risks on cutting-edge technology, but instead typically select affordable, proven solutions. The last decade's dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice(R), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Fortune 1000 corporations. Microsoft has quickly become the fastest growing technology platform, attracting midmarket companies with its features, familiarity and ease-of-use.

The development of cost-effective infrastructures has increased the mid-sized companies investment in enterprise applications. Epicor's product offerings, product development efforts and services are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

Overall, the demand for enterprise applications continues to be very strong. AMR Research, Inc., an industry research organization, projects that the enterprise commerce management application market will grow 23% annually for the next several years, reaching more than $101 billion by 2005, up from just $36 billion in 2000.

TECHNOLOGY STRATEGY

The Company's technology strategy is to develop leading enterprise and eBusiness software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including Internet, intranet and extranet access). As the Company continues to deliver eBusiness and enterprise application solutions, it is increasingly looking to exploit new tools and standards for the Web to meet the needs of today's distributed Web Services world, which increasingly melds computing and communication paradigms as one across multiple devices. Businesses increasingly need to utilize a multi-channel world - the Internet, wireless, mobile, voice response, and personal digital assistants (PDA) to support business "anytime, anywhere". Epicor's enterprise as well as eCommerce applications continue to transition to smaller business components that will support true multi-channel eBusiness and collaborative commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company's customers. Today, the Company's core product architecture incorporates the following:

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, yet integrated enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company's eBackOffice Distribution and Financials applications (formerly Platinum ERA) use the Microsoft SQL Server.NET Enterprise Server relational database management system (RDBMS). The Company has focused the development of its e by Epicor product line using Microsoft's industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. Vantage, one of Epicor's manufacturing solutions, is designed for Progress Software Corporation's Progress RDBMS, but it is also available on the Microsoft SQL Server.NET Enterprise Server platform. The Company's Clientele suite leverages both the Microsoft Access and Microsoft SQL Server.NET Enterprise Server databases. The Company's Avante product leverages open database technology from IBM Corporation and its Vista product is built on Microsoft's FoxPro database and is also available on the Microsoft SQL Server. The Company has chosen these open databases in order to maximize the throughput of its customers' transactions, to provide realistic models of business data and to maximize price and performance under the budget constraints of its customer base.

Advanced Networking/Connectivity

The Company's products are designed to operate on local area networks (LAN), wide area networks (WAN), the Internet (including intranets and extranets) as well as through mobile and remote dial-up connections. The Company supports popular industry-standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes. The Company's connectivity and networking support offers advanced features such as: (i) concurrent access to data and critical functions for all network users; (ii) a high degree of fault tolerance;
(iii) high levels of security; (iv) a wide range of options for configuring different users on the network; (v) remote access and data processing; and (vi) mobile computing.

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. All of the Company's product lines incorporate the popular Microsoft Windows graphical user interface
(GUI). The Company's GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. The Company's products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. The Company delivers user interfaces based upon today's single document interface (SDI) standards.

Powerful Application Development Tools

The Company provides comprehensive, ground-up application development, extension and customization capabilities for its e by Epicor, Avante, Clientele, Vantage, and Vista product lines. To accomplish this, the

Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name changes to building an integrated custom application.

The eBackOffice Financials Customization Workbench is a software development kit that enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The intuitive Windows interface of the visual forms designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and ActiveX Automation support enables all eBackOffice product suites to exchange and integrate with external COM-enabled Microsoft Windows applications. The Customization Workbench includes technical reference guides and entity relationship diagrams, a COM integration kit and certain report script source code. The Company has licensed Microsoft's Visual Basic for Applications (VBA) and has incorporated it in the Customization Workbench to allow customers to further tailor the applications to their specific needs. The Company is also part of Microsoft's Visual Studio for Applications (VSA) initiative, a component of the overall .NET initiative to provide server side Web customization.

The eBackOffice Distribution Customization Workbench employs PowerBuilder from Sybase, Inc. to enable customers and authorized resellers to extend the standard product. In environments that require complex extensions, integrations or significant product variations, the Company offers complete customization services through its professional services group.

In addition to its Windows-based client, the Company provides the eCommerce StoreFront, a Web-based application built using Microsoft technologies to provide electronic commerce functionality on top of the same Microsoft database platform and also leveraging Microsoft Commerce Server 2000.Net Enterprise Server.

The Clientele suite uses a proprietary forms package to build and modify the user interface for both rich client and Web browser interfaces. This suite also includes Clientele Basic to enable users and consultants to tailor the behavior and processing of the Clientele application suite to meet their specific business needs. The Clientele suite offers additional applications designed to extend the suite's functionality, including Conductor, Connector and ClienteleNet. Conductor provides workflow routing and rules capabilities that allow any user, no matter where they are, to receive messages and tasks from the front office system. Connector enables remote sites and traveling sales and support representatives to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road. ClienteleNet provides customer self-service functionality and uses Microsoft's Active Server Pages to allow users to customize the pages they present to their customers. The Clientele suite is available completely web-enabled as well as in a traditional client-server environment.

To minimize cost and support issues for its manufacturing customers, the Company has tightly integrated its database and development environments. Avante was developed using an object-based development tool, Avante Tools, that utilizes a graphical development tool set. Through Avante Tools, the Company is able to support products across multiple operating systems from a single object code library. Vantage is written in the Progress 4GL, which provides a powerful, graphical development tool set. Vantage supports two database options: Progress RDBMS and Microsoft SQL Server. Vista provides VB Forms, a powerful form designer tool that supports user-definable screen generation.

Additionally, the Company offers a variety of Internet-based solutions, including powerful, interactive enterprise portals that allow customers, suppliers and employees to access relevant information from both within the enterprise (account information, support activity, orders, etc) and from external sources (industry information, news feeds, weather, etc). Epicor's flexible, role-based portals incorporate powerful personalization and content aggregation tools to enhance information self-service and improve inter- and extra-enterprise wide collaboration. By opening up data over the Web through personalized enterprise portals, Epicor's customers are able to provide better service and build stronger relationships with business partners to improve overall business performance.

Technical Architecture Strategy

The Company's technology direction currently embraces the Microsoft .NET Platform for XML-based Web services. Through .NET, which is the next generation of Microsoft's Distributed interNet Applications Architecture (DNA) and component object model (COM), the Company will be able to provide comprehensive support for Web services deployment and Enterprise Application Integration
(EAI). With .NET and the emerging standards for data exchange such as XML, Epicor will be able to provide increased access to information both within and between organizations -- no matter where their offices or employees are located. This technology strategy can enable the

Company's development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product's target market. As a Microsoft Certified Partner and an early adopter of the .NET Platform, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers.

PRODUCTS

The Company designs, develops, markets and supports enterprise and eBusiness software applications that provide midmarket organizations with highly functional, technically advanced business solutions. The Company's products are aligned according to the markets that they serve - Customer Relationship Management (Clientele), Distribution and Services (e by Epicor) and Manufacturing and Supply Chain (Avante, Vantage, Vista).

Customer Relationship Management - Clientele

Clientele is an integrated, web-based customer relationship management solution designed to meet the needs of rapidly growing, small and mid-sized organizations. Clientele allows organizations to support and manage their most important asset -- their customers. Clientele enables businesses to easily gather, track, organize and share customer information to boost revenues and increase customer service levels. Clientele combines employee applications such as opportunity management with customer applications, such as web-based order entry/inquiry to give companies and customers a true, up-to-the-minute picture of their relationship. Clientele spans the barriers between traditional front office and back office operations to provide marketing, sales force automation, customer service, support, and internal help desk functionality.

Clientele Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information. Clientele Sales and Marketing provides contact, lead, opportunity and account management in one complete package. Clientele Customer Support manages the support requirements of an organization's external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. Clientele HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

Clientele is designed to easily connect remote sites and laptop users to centralized information. Data can be synchronized and exchanged between sites, as well as between individual sites, remote users and a central database. ClienteleNet provides access and self-service for customers over the Internet via secure, web application.

Distribution and Services - e by Epicor

e by Epicor (incorporates products formerly named Platinum ERA and Clientele), an integrated, customer-centric suite of client/server ERP software applications, is designed to meet the unique business needs of mid-sized companies worldwide (including divisions and subsidiaries of larger corporations). e by Epicor includes the following components: eFrontOffice, eBackOffice (Financials, Distribution, People/Human Resources, Warehouse Management, Assembly), eCommerce Suite, ePortal, eIntelligence, and eIndustry.

e by Epicor is typically targeted to either a distribution or service-based business with revenues between $10 million and $500 million. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation. The product is optimized for use with the Microsoft Windows NT/2000 operating system and the Microsoft SQL Server relational database. e by Epicor minimizes the complexities of client/server installation by providing the user with installation wizards that help configure the Microsoft SQL Server database based upon information provided by the installer. As previously indicated, e by Epicor was designed for the Microsoft Windows NT server platform and runs on Windows NT 95/98/2000 client platforms. e by Epicor supports various industry standard technologies including, Microsoft's Message Queue Server, Transaction Server and COM+ architecture along with eXtensible Markup Language
(XML) documents to improve componentization and support reliable integration between applications and distributed servers. Microsoft's Visual Basic for Applications (VBA) is also included to enhance customization and allow easy integration with third party applications. In addition, eBackOffice is a 32-bit client and, in order to fully utilize the capabilities of the client/server model of computing, it is optimized for the Microsoft SQL Server database. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scaleable high performance.

eFrontOffice (powered by Clientele) provides integrated customer relationship management capabilities that are tightly integrated with the eBackOffice applications. This integrated approach to CRM enables companies to have a 360 degree view of their customer relationships. eFrontOffice Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information. eFrontOffice Sales and Marketing provides contact, lead, opportunity and account management in one package. eFrontOffice Support manages the support requirements of an organizations external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. eFrontOffice HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

eBackOffice includes financials, distribution, warehouse management, and human resources suites of applications. eBackOffice Financials is an integrated accounting solution that enables a company to automate the financial aspects of their business. eBackOffice Distribution is a comprehensive solution designed to improve the efficiency and responsiveness of a company's operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory and order entry. The customer-centric focus of eBackOffice enables companies to respond quickly to customer demands and improve customer service. The integration of eBackOffice Financials and Distribution with the rest of the e by Epicor suite ensures that a company's entire enterprise is synchronized -- from the customer to the warehouse to the supplier. Presently the following back office financial and distribution applications are generally available in version 7.2: System Manager, General Ledger with FRx, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, LockBox, Allocations, Budget Manager, Sales Order Processing, Purchasing, Distribution, Assembly and Customization Workbench.

eBackOffice Warehouse (eWarehouse) extends the distribution functionality for the eBackOffice product. It includes two applications: Data Collection Suite and the Management and Fulfillment Suite. These applications are tightly integrated with the Epicor eBackOffice Distribution suite so that information is available real-time. eWarehouse provides wireless shop floor data collection, the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, and additional warehouse management capabilities. With the eWarehouse solution in place, a company is able to streamline order fulfillment, closely track inventory, and prioritize resources on the shop floor.

eBackOffice People (ePeople) provides a human resources and payroll solution. It consists of the following applications: HRMS/Payroll - Client and Server, Web - Manager and Employee Self Service, Business Intelligence. The Company's ePeople, powered by UltiPro, offers greater total business value by allowing a company to streamline human resource and payroll processes, easily report on and analyze key business metrics, and provide Web-based self-service to empower everyone in its organization. The solution delivers critical business value, increasing efficiency and allowing the entire workforce to focus on key company objectives. The business intelligence tools enable strategic analysis of key business trends for better planning and informed decision-making. ePeople is available as a common component with the following Epicor product families: e by Epicor, Vantage, and Avante. It is also available to companies looking for an HRMS/Payroll solution as the first step in building their enterprise solution.

eIntelligence is an integrated decision support suite and complete set of tools that allows a company to strategically analyze the data available throughout e by Epicor. eIntelligence comprises the following components: Decision Store (data warehousing), Analytics (packaged analyses that drive strategic insights), Budgeting, Reporting, and Agents.

eCommerce Suite includes eCommerce StoreFront and eProcurement. The eCommerce Suite enables companies to participate in a broad range of eCommerce activities, from posting product catalogs to selling products through an electronic storefront to linking with online marketplaces. Whether the focus is on consumers or businesses, the goal is more efficient transactions and more effective experiences. Electronically connecting customers with suppliers saves time and money, ultimately creating substantial business improvements and stronger customer relationships.

The eCommerce StoreFront enables Epicor's customers to sell products and services over the Web, providing consumers and trading partners a convenient, open location for making purchases. By supporting both business-to-business and business-to-consumer activity, the eCommerce StoreFront is a versatile eBusiness engine that can handle all of a company's requirements. Through StoreFront companies can rapidly and cost effectively introduce new products, enter new markets, or simply provide electronic access to a catalog of standard products, which can free up their salespeople to focus on closing more complex transactions. Most importantly, the business data entered over the Internet is captured and used by the other Epicor applications. In today's market, an integrated product that supports all aspects of the customer experience is critical.

ePortal is a Web-based, self-service solution designed to help customers access relevant information from both within the enterprise (such as account information, support activity) and from external sources (industry information, news feeds, weather, etc). ePortal consists of the ePortal Enterprise Information Server, possessing the Company's powerful Stargate Engine at its heart, and which is then enriched by content specific information packs called ePortals (Customer ePortal, Supplier ePortal, Employee ePortal). ePortal provides a compelling gateway to users to all of the information they require to carry out their jobs more effectively and assist them with decision support. ePortal makes use of a personalization paradigm to allow each user's experience to be tailored to their specific role by filtering out "information overload". ePortal can also be used to host key business metrics from Epicor eIntelligence, described as XML Active Books.

eIndustry is a series of products and application extensions that provide functionality and industry best practices for specific target industries. Historically, large enterprise application vendors have created vertical industry applications and practices designed for the Fortune 1000, in industries such as automotive, retail, government and healthcare. However, for the midmarket companies in these sectors, these vertical offerings are often too expensive and overly complex for their requirements. More importantly, many midmarket companies are not necessarily part of a traditional vertical market, but rather have unique processes, best practices and highly specialized functionality that are critical to their success. Through eIndustry, Epicor provides focused solutions and services designed specifically for the unique requirements of target industries. Customers benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution.

Since specific industries maintain common requirements, eIndustry solutions enable customers to leverage not only a solution tailored to the unique needs of their market, but also focused industry expertise through the Company's Professional Services organization. eIndustry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Today, the Company is targeting industry sectors including: software and computer services, wholesale distribution, hospitality, financial services, professional services, capital equipment, metal fabrication and precision machining.

eIndustry includes PSA solutions with an integrated end-to-end solution for service-based businesses. Epicor eProject is at the core of the Company's PSA solution and provides professional services organizations with the tools to improve staff efficiency, utilization and visibility to optimize resources and increase cash flow, ultimately assisting professional services organizations in translating time to the bottom line. eProject supports time and expense management, project planning, resource allocation, billing, commissions, collections, and payroll. Even sales and support are integrated to ensure maximum productivity. Flexible budgeting, reporting and analysis help support fast, informed business decisions. With support for mobile and remote users, the field has access to the critical information they need to be productive wherever they are, resulting in more profitable engagements. As with all eIndustry solutions, the comprehensive integration provided by e by Epicor provides professional service companies the tools to manage their entire value chain from sale through to successful delivery.

Manufacturing and Supply Chain

The Company's manufacturing applications include Avante, Vantage, and Vista. The Company also offers an advanced planning and scheduling application, eScheduling.

Avante is a fully integrated ERP solution that provides both a complete front and back office business performance solution to tie together every aspect of a manufacturing operation, from customer relationship management to supply chain management. Avante's capabilities are geared toward high growth, midrange manufacturers of discrete, highly engineered products with complex manufacturing requirements in eight principal industries: industrial equipment, computer/office equipment, consumer electronics, instrumentation and controls, medical/dental products, transportation/aerospace products, capital equipment and contract manufacturers. Avante combines ease-of-use with advanced functionality and technology to provide manufacturers of discrete, complex products with an affordable and comprehensive business performance solution. Avante has the flexibility that discrete manufacturers in make-to-stock and mixed-mode environments require. Built on proven technologies, Avante is a cost-effective and rapidly deployable solution that has the built-in flexibility midmarket manufacturers need to meet the challenges of constant production process improvements, global sourcing and mass customization.

Avante is comprised of groups of modules that comprehensively support a manufacturing company's business process. These modules provide and integrate feature-rich applications for front and back office, are built upon a common set of design and development standards and tools, which share a common database architecture. Presently the following applications are presently generally available in Avante version 9.2: Accounts Payable, General

Ledger, Accounts Receivable, Inventory Management, Asset Management, Job Order Tracking, Barcode Document Manager, Master Production Scheduling, Bills of Material, Material Requirements Planning, Capacity Requirements Planning, Multi-Plant Planning, Cost Accounting, Product Costing, Cash Management, Purchasing, Distribution Requirements Planning, Quality Management, Equipment Maintenance & Repair, Return Material Tracking, Estimating & Quotations, Sales Order Processing, Executive Information System, Shop Floor Control, Focus Factory Management, Work Centers & Routings, Expert Product Configurator, Service Suite, Front Office, Decision Support, Material Real Time Tracking , Barcode Shipping, Shop Floor Control/Time & Attendance, Advanced Planning and Scheduling, Human Resources, Payroll, Sales Analysis DataMart, and Operational Data Store. Avante is highly modular in nature and can be scaled from small to large configurations on a variety of platforms supporting the Microsoft NT and UNIX operating systems. This enterprise-wide system can be implemented in a variety of multi-currency, multi-company and multi-plant environments networked through client and host-based configurations. Avante also includes front office applications through its integration with eFrontOffice.

Vantage is an integrated, Windows-based ERP solution that meets the dynamic requirements of custom manufacturing operations in make-to-order (MTO), configure-to-order (CTO) and job shop manufacturers. Vantage is an easy-to-use, yet comprehensive solution that enables manufacturers to make the most of their expanding resources through its powerful tools for quoting, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage is comprised of more than 20 fully integrated business modules and offers a complete solution, from front office functionality including sales force automation and customer support to a complete eBusiness suite including an online storefront and portal. Vantage provides strong scheduling and online information access capabilities. With its graphical scheduling tools and "what if" simulation, Vantage enables users to create and execute realistic production schedules, based on the available resources, and react quickly and efficiently to schedule changes. Vantage supports both custom and standard part orders, product configuration and multilevel assemblies. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers in the $10 to $500 million revenue range.

Vantage is comprised of groups of modules that can be differently configured to comprehensively support a customer's business processes. The following applications are presently generally available in Vantage version 5.1: Quote Management, Order Management, Product Configuration, Job Management, MRP, Advanced Bill of Materials, Visual Scheduling, Advanced Planning and Scheduling, Data Collection, Advanced Material Management, Quality Assurance, Multi-Site Management, Field Service, Document Management, Inventory Management, Shipping\Receiving, Purchasing RFQ Management, Purchasing Management, Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, ShopVision Executive Query, Enterprise Business Intelligence, Customer Portal, Vantage StoreFront, EDI, and Tools. Vantage also supports front office applications through its integration with eFrontOffice.

Vista is a Windows-based desktop business management system specifically designed for needs of small job shops and the MTO departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates 15 core business modules and features. WebTracker, a business-to-business eCommerce application that allows companies to link their Vista database to the Internet to provide customers with online access to real-time account information, including all open orders, shipments, invoices, and payments. Vista incorporates the DesignWare feature which permits users to, among other things, define their own screens, add fields, change colors, hide fields, change grid sizes and drag choices from menus to the desktop. Vista is comprised of groups of modules that can be configured to support a customer's business processes.

eBackOffice Scheduling (formerly Epicor APS and C-Way) is an advanced planning and scheduling solution designed to help manufacturers realize shorter lead times, accurate real-time order promising and smaller inventories. eScheduling allows a company to create and maintain schedules that coordinate all aspects of its manufacturing environment, based upon their unique business practices and customer needs. eScheduling is designed as a real-time system --there are no overnight batch processes to run-- which removes delays between collecting and actually using information. This ensures that schedules include the most up-to-date information. eScheduling provides forward and backward scheduling capabilities, as well as minimum WIP, rule- and dynamic constraint-based scheduling and dispatching. eScheduling can be used as a standalone product, or as a powerful enhancement to the scheduling capabilities included in Epicor's manufacturing solutions including Avante and Vantage.

Other Products

The Company serves as an original equipment manufacturer vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of solutions requested by customers of Avante, the Company resells third party computer hardware systems and related peripherals. The Company does not carry inventory of computer hardware.

PROFESSIONAL SERVICES, TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

The Company's professional services organizations, including those within the product lines, provide consulting services to customers in the implementation of the Company's software products, as well as custom software development, education, training and other consulting and programming services. These professional services are rendered in both domestic and international markets. Professional services are generally provided on a time and materials basis, although the Company does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company's products and provides a key market differentiator over its competition.

The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its World Wide Web site. Telephone support is available five days a week during normal business hours on a nearly worldwide basis. The Company also believes customer satisfaction can be maintained by ensuring that its VARs, distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end users. The Company offers comprehensive training, telephone consultation and product support for its VARs, distributors and Authorized Consultants. Training courses are held regularly in major cities worldwide.

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

MARKETING, SALES AND DISTRIBUTION

The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and Authorized Consultants who market the Company's products on a nonexclusive basis. The Company's products are sold to and used by a broad customer base, including manufacturing, distribution, hospitality, service organizations, computer/Internet software, healthcare, government entities, educational institutions and other users. The Company sells its e by Epicor product suite through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company sells its Clientele product through an internal telesales organization, a direct sales force and through a network of VARs. The Avante and Vantage products are presently sold by direct sales forces. The Vista product is sold through a dedicated telesales organization. The Avante, Vantage and Vista products are sold in certain international locations through VARs and distributors. The Company's field sales organizations are generally organized on a geographic basis.

The Company's network of VARs and Authorized Consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company's products as a condition of being authorized by the Company to sell its products. The Company's VARs include consulting groups and resellers, the majority of which provide computer installations, systems integration and consulting services to organizations. The Company's Authorized Consultants generally are not resellers of the Company's products, but professional firms who offer implementation services and product support to end users. The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company's marketing, sales and distribution efforts.

To support the Company's network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with the VARs growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Ireland, Mexico, Germany, France, Sweden, the Netherlands, Australia, New Zealand, Canada, Hong Kong, Singapore, Taiwan, and Argentina to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East predominately through third-party distributors and dealers.

Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

The Company also provides access to its solutions through application hosting, which allows customers to access the software over the Internet. Through Epicor eCentre, customers purchase the infrastructure and system support on a monthly basis through leading global infrastructure providers like IBM Corporation. Hosting provides a deployment alternative to companies who do not want to invest in the hardware, IT personnel or technology infrastructure necessary to support a premise-based software deployment. By hosting the software through Epicor eCentre, a company can free up critical capital resources, both intellectual and monetary, and focus on their core business operations.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCE

The Company plans to continue addressing the needs of midmarket users of client/server enterprise software by continuing to develop high quality software products that feature advanced technologies. See "Certain Factors That May Affect Future Results -- Forward Looking Statements -- Safe Harbor." The Company's technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation's recommended technical architecture. In particular, the Company believes that it remains an industry leader in designing and developing products for operation on LANs/WANs and Microsoft's SQL Server database. The Company has also been a pioneer in the use of GUIs with integrated business application software. Currently, the Company continues to pursue object-oriented methodologies and Web Services-based applications that simplify the development, maintenance, deployment and customization of its products. Accordingly, the Company's tools offer a high degree of customization for its products.

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) develop additional eBusiness and web-based applications supporting both business-to-business and business-to-consumer solutions, (iii) develop integration to vertical market trading exchanges, business communities or other eBusiness market places, and (iv) develop and/or acquire new applications or modules that build upon the Company's business application strategy. See "Certain Factors That May Affect Future Results - Forward Looking Statements - Safe Harbor."

The Company's technical strategy for its e by Epicor suite of applications is centered on the Microsoft .NET Platform to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including thin-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure to take business to the Internet by leveraging key Microsoft technologies such Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provides a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. In 2001, Epicor was among the first early adopters invited by Microsoft into the Visual Studio for Applications (VSA) initiative for middle-tier XML Web Service customization, a key component of Microsoft's Visual Studio .NET and at the heart of the Microsoft .NET Platform. See "Certain Factors That May Affect Future Results - Forward Looking Statements - Safe Harbor."

The Company translates and localizes certain of its products, either directly or through outside contractors, for sale in Europe, Latin America and Asia.

Rapid technological advances and changes in customer requirements characterize the computer software industry. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of eBusiness and Collaborative Commerce (c-Commerce). In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company's results of operations.

The Company's future business is dependent on the execution of the strategy that is in place to target the client/server and eBusiness enterprise software needs of mid-sized businesses. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

COMPETITION

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company's product offerings that are targeted at the same markets. In addition, a number of companies offer a "best-of-breed," or point solution, similar or competitive to a portion of the Company's enterprise business application suite. Some of the Company's existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations. In addition, potential customers may increasingly demand that certain of the Company's enterprise systems incorporate certain RDBMS software offered by competing products, but not currently supported by the Company's products.

The Company believes that it competes in two enterprise business applications markets: emerging enterprises and midmarket enterprises. The Company defines emerging enterprises as rapidly growing businesses under $25 million in annual revenues. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Emerging enterprises generally lack dedicated information technology management resources and require solutions that do not require a high level of ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and telesales persons with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, and availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $10 million and $500 million. Although the Company does not actively target larger, Fortune 1000 corporations with its enterprise business applications, it encounters competitors from this market segment who are increasingly targeting mid-sized enterprises. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in "off-the-shelf" applications. These businesses require applications that are easy to implement, customize, manage and use as well as being affordable. Mid-sized enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for

Microsoft SQL Server based solutions and the e by Epicor, Clientele, and Vantage product lines are well positioned to address this requirement. The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing midmarket companies with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the midmarket and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs in the area of eBusiness and c-Commerce and incorporate those technologies and application functionality that will meet the challenges posed by competitors' innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company's primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including J.D. Edwards, Oracle Corporation, PeopleSoft, Inc. and SAP AG, (ii) mid-range ERP vendors, including Lawson Corporation and Navision, and (iii) established "best-of-breed" or point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd., Microsoft Great Plains Business Solutions, Scala, Inc., Systems Union, Ltd., Solomon Software (now owned by Microsoft Corporation), and Geac for financial accounting; MAPICS, Inc., QAD, Inc., IFS, FrontStep Inc., Lilly Software and Made2Manage, Inc. for manufacturing; and Onyx Software Corporation, Siebel System, Inc., Pivotal Software, Inc., FrontRange Solutions, Inc., and Best Software, Inc. (formerly
Sage) for sales force automation and customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings and level of product integration provide a significant competitive advantage.

In the first half of 2001, Microsoft completed the acquisition of Great Plains Software, Inc. Now a division of Microsoft, Great Plains is focused on providing business solutions to small and mid-sized companies. From a competitive perspective, the Company believes that Microsoft will be most competitive in financials and business management applications at the lower end of its market. The Company believes that it can continue to competitively differentiate itself based on the depth of its product offering, which includes manufacturing, distribution, eBusiness and customer relationship management (CRM).

INTELLECTUAL PROPERTY

The Company regards its software as proprietary, in that title to and ownership of the software generally resides exclusively with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third-parties will not copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. To date, the Company has not relied on patent protection for its software products. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products.

The Company's software products are generally licensed to end users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization's internal business purposes and the end user is generally not permitted to sublicense or transfer the products. The Company licenses its Clientele, Vista, Vantage and e by Epicor (when sold through VARs and distributors) product lines pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third parties.

The source code for the Avante and, in certain cases, Vantage products historically has been licensed to customers to enable them to customize the software to meet particular requirements. The standard customer license contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

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

EMPLOYEES

As of December 31, 2001, the Company had 973 full-time employees, including 179 in product development, 151 in support services, 260 in professional services, 184 in sales, 58 in marketing and 141 in administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD LOOKING STATEMENTS - SAFE HARBOR.

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company's expectation that (i) severance costs and a substantial amount of the facilities costs will be paid out by the end of 2002, (ii) restructuring obligations will be funded from existing cash reserves, operations and its credit facility, (iii) the 2001 restructurings will provide approximately $10 million in quarterly cost savings as compared to the first quarter of 2001, (iv) the Company's software license revenue will increase slightly in 2002, as the economy begins to recover, with total revenues approximately flat year over year due to the anticipated lag in the recovery of the consulting component of services revenues, (v) the 2002 international revenues will continue to represent a significant portion of total revenues, (vi) operating expenses will remain at or near 2001 levels in 2002 due to the 2001 restructurings and other cost control measures, (vii) the Company will maintain positive cash flow for the year ending December 31, 2002, (viii) the Company will be able to develop and implement new technologies, including web based technologies, and meet the needs of its midmarket users, and (ix) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 14 to 21. Because of these and other factors that may affect the Company's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2002.

SINCE DECEMBER 31, 2000, OUR CASH AND CASH EQUIVALENTS AND WORKING CAPITAL HAVE DECLINED. WE MAY NOT BE ABLE TO COLLECT AGED ACCOUNTS RECEIVABLE AND WE MAY NEED TO RAISE ADDITIONAL CASH TO FUND OUR WORKING CAPITAL REQUIREMENTS.

The Company's cash and cash equivalents have decreased from $26.8 million at December 31, 2000 to $24.4 million at December 31, 2001. The Company's working capital has declined from a working capital deficit at December 31, 2000 of $2.0 million to a working capital deficit at December 31, 2001 of $16.2 million. If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2002, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. In addition, although the Company currently has in place a bank line of credit, the Company has in prior quarters violated the financial covenants included in the terms of that credit agreement. The Company received waivers from its lender for these violations and renegotiated the financial covenants to reduce the thresholds required for compliance with the covenants. The Company complied with the revised covenants in the third and fourth quarters of 2001. However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants in the future. Should such violations occur, there can be no assurance that the Company would be able to secure alternative funding or, if secured, on favorable terms. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. Although the proportion of accounts receivables over 90 days old has decreased since the end of 2000, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to its current bank credit facility. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND IF WE FAIL TO MEET EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS OUR SHARE PRICE MAY DECREASE.

The Company's quarterly operating results have fluctuated in the past. The Company's operating results may fluctuate in the future as a result of many factors that may include:

- The demand for the Company's products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions

-     Fluctuations in the length of the Company's sales cycles

-     Changes in accounting standards, including revenue recognition standards

-     The size and timing of orders for the Company's products

- The number, timing and significance of new product announcements by the Company and its competitors

- The Company's ability to introduce and market new and enhanced versions of its products on a timely basis

-     The level of product and price competition

-     Changes in operating expenses of the Company

-     Changes in average selling prices

In addition, the Company has historically realized a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

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

The market for the Company's software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire eBusiness software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support eBusiness, existing products may become obsolete and unmarketable. Development of new technologies may also cause the Company to change how it licenses or prices its products, possibly adversely impacting the Company's revenues and operating results. Such emerging licensing models include subscription based licensing in which the licensee essentially rents the software for a defined period of time as opposed to the current perpetual license model. The Company's future business, operating results and financial condition will depend on its ability to:

-     Enhance its existing products

- Develop, deliver and achieve market acceptance of new and/or improved products that address the increasingly sophisticated needs of its customers, particularly in the areas of eBusiness and eCommerce

-     Develop products for additional platforms

- Effectively train its sales force to sell an integrated suite of eBusiness products

-     Effectively recognize and implement emerging industry standards and models

Further, if the Company fails to respond to technological advances, emerging industry standards, including licensing models, and end-user requirements, or experiences any significant delays in product development or introduction, the Company's competitive position and revenues could be adversely affected. The Company's success will depend on its ability to continue to develop and successfully introduce new products and services, including those in the eBusiness arena. The Company cannot assure you that it will successfully develop and market such new and/or improved products on a timely basis, if at all. In developing new products, the Company may encounter software errors or failures that force the delay in the commercial release of the new products. Any such delay or failure to develop could have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE OUR REPUTATION AS WELL AS CAUSE LOST REVENUE, DELAYS IN COLLECTING ACCOUNTS RECEIVABLE, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The Company from time to time is notified by some of its customers of errors in its various product lines. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the database platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in California were subjected to an increased probability of rolling electrical blackouts during the summer of 2001 as a consequence of a shortage of available electrical power. It is possible that we could again be subject to such blackouts in the future. In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. In addition, terrorist acts or acts of war may cause damage or disruption to the Company, its employees, facilities, suppliers, distributors and VARs, and customers, which could have a material adverse effect on the Company's operations and financial results. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

REVENUE RECOGNITION ACCOUNTING STANDARDS AND INTERPRETATIONS MAY CHANGE, CAUSING THE COMPANY TO RECOGNIZE LOWER REVENUES.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." The Company adopted SOP 97-2, as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted SAB 101 during the fourth quarter of fiscal 2000.

The accounting profession and the SEC continue to discuss certain provisions of SOP 97-2, SAB 101 and other revenue recognition standards and related interpretations with the objective of providing additional guidance on potential application of the standards and interpretations. These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in the Company's current revenue accounting practices, which could cause the Company to recognize lower revenues. As a result, the Company may need to change its business practices.

WE MAY PURSUE STRATEGIC ACQUISITIONS, INVESTMENTS, AND RELATIONSHIPS. WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND TECHNOLOGIES.

As part of its business strategy, the Company intends to continue to expand its product offerings to include application software products that are complementary to its existing ERP applications, particularly in the areas of eBusiness and eCommerce. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include the following:

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

-     Undiscovered software errors in the third party product

-     Difficulties in selling the third party product

-     Difficulties in providing satisfactory support for the third party product

-     Potential infringement claims from the use of the third party product

-     Discontinuation of third party product lines

WE RELY IN PART, ON DISTRIBUTORS AND VARS TO SELL OUR PRODUCTS. DISRUPTIONS TO THESE CHANNELS WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR PRODUCTS.

The Company distributes products through a direct sales force as well as through VARs and distributors. The Company's distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. If the Company's VARs or authorized consultants cease distributing or recommending the Company's products or emphasize competing products, the Company's results of operations could be materially and adversely affected. The Company recently announced that effective February 1, 2002, the Company's e by Epicor VAR program would no longer require VARs to sell the Company's products exclusive of competing product lines. The Company is currently in the process of implementing this change to its VAR program. The long term impact of this change in the VAR channel to the Company's performance is as of yet undetermined, as is whether the Company's ability to generate license revenue from its e by Epicor products will prove to be adversely or favorably impacted, which would effect the Company's consolidated results of operations and cash flows.

There can be no assurance that having a direct sales force will not lead to conflicts with the Company's VAR channels.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM THE SALE OF ENTERPRISE APPLICATION SOFTWARE AND RELATED SUPPORT SERVICES. IF THOSE SALES SUFFER, OUR BUSINESS WILL BE NEGATIVELY IMPACTED.

The Company derives its revenue from the sale of its various ERP application software packages and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would have a material adverse affect on the Company's business, results of operations and performance. For example, the market for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Similarly, in 2001, the market for ERP applications continued to be negatively impacted by the domestic economic slowdown. Other such events may include:

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

-     Support the Company's product lines

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

The Company's development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in a client/server computing environment. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. The Company believes that the environment for application software is continuing to change from client/server to a web-based environment to facilitate eBusiness. If the Company fails to respond effectively to evolving requirements of this market, the Company's business, financial condition, results of operations and cash flows will be materially and adversely affected.

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

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

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

-     Changes in regulatory requirements

-     Tariffs and other barriers

-     Unfavorable intellectual property laws

-     Fluctuating exchange rates

-     Difficulties in staffing and managing foreign sales and support operations

-     Longer accounts receivable payment cycles

-     Potentially adverse tax consequences, including repatriation of earnings

-     Development and support of localized and translated products

-     Lack of acceptance of localized products in foreign countries

-     Burdens of complying with a wide variety of foreign laws

-     Effects of high local wage scales and other expenses

-     Shortage of skilled personnel required for the local operation

-     Euro adoption

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

In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers and distributors to enable them to customize the software to meet their particular requirements or translate or localize the products for resale in foreign countries, as the case may be. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers or distributors will take adequate precautions to protect the Company's source code or other confidential information.

SUBSTANTIAL SALES OF OUR STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of March 15, 2002, the Company had 44,814,605 shares of common stock outstanding as well as 63,535 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company's Common Stock.

THE MARKET FOR OUR STOCK IS VOLATILE AND FLUCTUATIONS IN OPERATING RESULTS, CHANGES IN EARNINGS ESTIMATES BY ANALYSTS AND OTHER FACTORS COULD NEGATIVELY AFFECT OUR STOCK'S PRICE.

The market prices for securities of technology companies, including the Company, have been quite volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, Nasdaq or other regulatory entities, and other events or factors may have a significant impact on the market price of the Company's Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of the Company's Common Stock.

Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2.  PROPERTIES

The Company leases approximately 175,000 square feet of office space in Irvine, California located in five buildings. The majority of the leases expire in April 2004. Of the total space, approximately 22,000 square feet is on the market to be sublet to third parties. The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. In addition, the Company leases approximately 173,000 square feet of office space in San Diego, California. The lease expires in August 2009. Approximately 116,000 square feet of the San Diego facility is currently sublet to three third parties. The Company also leases approximately 47,000 square feet of office space in Minneapolis, Minnesota. The lease expires in March 2007. The principal activities in San Diego and Minneapolis are sales, development, consulting and customer support.

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

ITEM 3.  LEGAL PROCEEDINGS

In August 1999, DataWorks Corporation, which was acquired by the Company in December 1998, filed for arbitration against AAR Corporation (AAR) with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The settlement was charged to operations in 2000. The Company paid this settlement in 2001.

In December 1998, Alyn Corporation (Alyn) filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The settlement was charged to operations in 1999. The Company paid this amount during the first half of 2000.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California (the Court) against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint was purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleged that the defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company was named as a defendant solely as DataWorks' successor, and was not alleged to have taken part in the alleged misconduct. No damage amount was specified in the complaint. On January 31, 2002, the Court issued an order granting the defendants' motion to dismiss the complaint with prejudice as to all claims and defendants. Subsequently, the plaintiffs appealed the dismissal. The Company believes there is no merit to this lawsuit or to the appeal and intends to continue to defend against it vigorously. The ultimate outcome of this suit or any potential loss is not presently determinable and no amount has been recorded in the consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET VALUE OF COMMON STOCK

The Company's Common Stock was traded on the over-the-counter market (The Nasdaq National Market) under the symbol PSQL until May 3, 1999 and under the symbol EPIC subsequent to that date. The following table sets forth the range of high and low sale prices for the Company's Common Stock for the periods indicated.

        Fiscal Year ended December 31, 1999:             High        Low

        1st Quarter                                   $   13.69   $   5.88
        2nd Quarter                                   $    8.13   $   6.06
        3rd Quarter                                   $    7.28   $   3.56
        4th Quarter                                   $    6.78   $   4.09

        Fiscal Year ended December 31, 2000:

        1st Quarter                                   $   10.88   $   3.75
        2nd Quarter                                   $    8.38   $   2.31
        3rd Quarter                                   $    4.91   $   2.65
        4th Quarter                                   $    3.56   $    .66

        Fiscal Year ended December 31, 2001:

        1st Quarter                                   $    2.13   $    .81
        2nd Quarter                                   $    1.71   $    .69
        3rd Quarter                                   $    1.49   $    .80
        4th Quarter                                   $    1.72   $    .65


There were approximately 1,468 security holders of record as of March 15, 2002. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000, have been derived from audited consolidated financial statements included elsewhere in this Report. The consolidated statement of operations data presented below for the six months ended December 31, 1998 and fiscal years ended June 30, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999 and 1998 and at June 30, 1998 and 1997, are derived from audited consolidated financial statements that are not included in this report (in thousands, except per share amounts).



                                                                                      As of or for
                                  As of or for      As of or for      As of or for      the six
                                 the year ended    the year ended    the year ended   months ended     As of or for the fiscal
                                  December 31,      December 31,      December 31,    December 31,       year ended June 30,
                                      2001               2000             1999            1998           1998         1997
                                 --------------    ---------------   --------------   -------------   ----------   -----------
                                       (4)              (3)             (1)(2)           (1)(2)                        (2)

Total revenues                     $   171,011      $   219,768      $   258,176      $    63,716    $    98,488   $    60,751

Net income (loss)                  $   (28,730)     $   (40,735)     $   (50,633)     $    (2,056)   $    13,347   $    (4,408)

Diluted earnings (loss)
per share                          $     (0.69)     $     (0.98)     $     (1.25)     $     (0.07)   $      0.45   $     (0.20)

Diluted shares                          41,929           41,409           40,605           28,373         29,716        21,758

Total assets                       $    86,771      $   134,787      $   170,177      $   212,277    $    67,988   $    43,156

Long-term debt, less current
portion                            $     2,229      $     5,621      $       520      $     1,116    $        35   $       277

Net stockholders' equity           $     7,171      $    34,067      $    71,806      $   117,995    $    34,910   $    15,587


(1) Effective December 31, 1998, the Company acquired DataWorks Corporation. The Company's Consolidated Balance Sheet data includes DataWorks' consolidated balance sheet as of December 31, 1998. The Company's Consolidated Statement of Operations do not include the revenues and expenses of DataWorks until the year ended December 31, 1999. See Note 3 of Notes to Consolidated Financial Statements.

(2) For the year ended December 31, 1999, loss from operations included restructuring charges of $9,975,000 recorded relative to the Company's restructuring activities, related charges aggregating $7,713,000 recorded in cost of license fees and general and administrative expenses to reflect the write down of certain operating assets, and a litigation charge of $1,800,000. For the six months ended December 31, 1998 and the year ended June 30, 1997, loss from operations included $5,950,000 and $1,600,000 of charges for restructuring, respectively. See Notes 1, 3 and 6 of Notes to Consolidated Financial Statements.

(3) For the year ended December 31, 2000, loss from operations included a charge of $5,337,000 recorded in cost of license fees related to the write-down of capitalized software development costs, provision for doubtful accounts of $18,480,000 and a $2,000,000 litigation charge. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(4) For the year ended December 31, 2001, loss from operations included gain from sales of product lines of $11,880,000, provision for doubtful accounts of $10,108,000, restructuring charges of $9,658,000 and a charge of $1,500,000 recorded in cost of revenues, related to the write-down of capitalized development costs and reduction in the carrying value of certain intangible assets. See Notes 1, 3 and 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

The Company designs, develops, markets and supports integrated enterprise business software solutions for use by mid-sized companies, as well as divisions and subsidiaries of larger corporations worldwide. These integrated solutions address customers' requirements in the areas of customer relationship management, financials, distribution, manufacturing and eBusiness. The Company's business solutions are focused on the midmarket, which generally includes companies between $10 million and $500 million in annual revenues. The Company's products and services are sold worldwide by its direct sales force and an authorized network of VARs, distributors and Authorized Consultants.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company's software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. The Company's accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

    - The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

    -   Availability of products to be delivered

    -   Time period over which services are to be performed

    -   Creditworthiness of the customer

    - The complexity of customizations to the Company's software required by service contracts

    - The sales channel through which the sale is made (direct, VAR, distributor, etc.)

    -   Discounts given for each element of a contract

    - Any commitments made as to installation or implementation "go live" dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company's future operating results.

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2001. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater then the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse impact on our operating results for the periods in which such additional expense occurs.

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as a large decrease in revenues or the discontinuation of a particular product line could require future write-downs in the Company's capitalized software development costs and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

Intangible Assets

The Company's intangible assets were recorded as a result of an acquisition in December 1998 and represent acquired technology and customer base. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company's intangibles assets and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

RESTRUCTURING CHARGES AND OTHER

The following table summarizes the activity in the Company's reserves associated with its restructurings (in thousands):



                                             Separation                      Remaining
                                               costs                          accrual
                                           for terminated   Facilities      from prior                         Total
                                            employees and   closing and   periods -- 1998,     Asset       restructuring
                                             contractors    downsizing     1997 and 1996     impairment        costs
                                           --------------   -----------   ----------------   ----------    -------------
Balance at December 31, 1998               $          -    $          -    $      7,957    $          -    $      7,957
1999 restructuring charges and other              2,072           4,756               -           3,325          10,153 (1)
Write-down of intangible assets                       -               -               -          (3,325)         (3,325)
Cash payments                                       (67)            (44)         (6,772)              -          (6,883)
                                           ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                      2,005           4,712           1,185               -           7,902

Write-off of fixed assets                             -          (1,435)              -               -          (1,435)
Reversal of facility accrual                          -            (700)              -               -            (700)
Cash payments                                    (2,005)         (2,373)           (850)              -          (5,228)
                                           ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000                          -             204             335               -             539

2001 restructuring charges and other              4,271           3,654               -           1,733           9,658
Write-down of intangible assets                       -               -               -          (1,733)         (1,733)
Cash payments                                    (2,745)         (1,582)           (147)              -          (4,474)
                                           ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001               $      1,526    $      2,276    $        188    $          -    $      3,990
                                           ============    ============    ============    ============    ============

        (1) Also included in the 1999 restructuring charges and other is the reversal of $178,000 of the December 31, 1998 DataWorks merger-related accrual as a result of lower than anticipated severance and facilities closing costs in the Sweden and Netherlands offices.

2001 Restructurings

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of December 31, 2001, these terminations were completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure. In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended December 31, 2001. As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company. As of December 31, 2001, 152 of these terminations were completed. The remaining 10 terminations, which are from all functional areas of the Company, will be completed by July 31, 2002. The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2002. The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

Although the closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the year ended December 31, 2001, an additional charge of $1,733,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The Company expects that the 2001 restructurings will provide approximately $10 million in quarterly cost savings during 2002, as compared to the first quarter of 2001.

The remaining restructuring reserves from prior periods of $188,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable term of the leases expire.

1999 Restructuring

In December 1999, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included refocusing development activities of certain product lines on sales to current users of these products as opposed to new customers; termination of plans to market certain products in selected international markets; organizing into product lines with profit and loss responsibilities; reducing the workforce; and closing or significantly reducing the size of various offices worldwide. In connection with this reorganization, the Company incurred various charges totaling $9,975,000 during the year ended December 31, 1999.

As part of the restructuring, 130 employees or 11% of the Company's workforce across all functional areas of the Company were terminated and non-strategic offices were closed or consolidated. In addition, the Company recorded a charge of $3,325,000 to write-down impaired intangible assets from businesses acquired prior to 1999 to their fair values.

The Company's 1999 restructuring resulted in or contributed to the recording of additional reserves and write-downs of prepaid software licenses, capitalized software development costs and other assets due to change in product focus and reorganization. These charges of $2,713,000 and $5,000,000 are included in cost of license fees and general and administrative expenses, respectively, in the accompanying Consolidated Statement of Operations for 1999.

During 2000, the Company determined that $700,000 of the reserves recorded as part of the 1999 restructuring were not needed. This was the result of the Company's ability to close certain facilities for less than the amount originally estimated. This amount has been accounted for as a reduction of restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.

SALES OF PRODUCT LINES

In April 2001, the Company sold the assets of its Impresa for MRO (Impresa) product line, which primarily consisted of intellectual property, accounts receivable, customer lists, contracts and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa product line were assumed by the buyer. In September 2001, the Company received $1,513,000 in cash, as final consideration for this sale. This sale resulted in an after tax gain of $3,196,000 and is included in gain on sales of product lines in the Consolidated Statement of Operations for the year ended December 31, 2001. The operations of the Impresa product line were not material to the Company's results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows (PFW) product line, which primarily consisted of intellectual property, accounts receivable, inventories, customer lists, contracts and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. This sale resulted in an after tax gain of approximately $8,684,000 and is included in gain on sales of product lines in the Consolidated Statement of Operations for the year ended December 31, 2001. The operations of the PFW product line were not material to the Company's results of operations.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

The following table summarizes certain aspects of Epicor's results of operations for the year ended December 31, 2001 compared to the year ended December 31, 2000 (in millions, except percentages):

                                            December 31,                        Change
                                    ----------------------------     ----------------------------
                                        2001            2000              $                %
                                    ------------    ------------     ------------    ------------
Revenues:
   License fees                     $       45.1    $       75.8     $      (30.7)          (40.5)%
   Consulting                               48.5            60.5            (12.0)          (19.8)%
   Maintenance                              74.2            79.3             (5.1)           (6.5)%
   Other                                     3.2             4.2             (1.0)          (22.5)%
                                    ------------    ------------     ------------    ------------
     Total revenues                 $      171.0    $      219.8     $      (48.8)          (22.2)%

Percentage of total revenues:
   License fees                             26.4%           34.5%
   Consulting                               28.3%           27.5%
   Maintenance                              43.4%           36.1%
   Other                                     1.9%            1.9%
                                    ------------    ------------
     Total revenues                        100.0%          100.0%

Gross profit                        $       91.0    $      115.6     $      (24.6)          (21.3)%
   Percentage of total revenues             53.2%           52.6%

Sales and marketing                 $       56.3    $       76.2     $      (19.8)          (26.0)%
   Percentage of total revenues             32.9%           34.7%

Software development                $       25.1    $       26.4     $       (1.2)           (4.7)%
   Percentage of total revenues             14.7%           12.0%

General and administrative          $       40.7    $       53.1     $      (12.5)          (23.5)%
   Percentage of total revenues             23.8%           24.2%

Restructuring charges and other     $        9.7    $       (0.7)    $       10.4        (1,479.7)%
   Percentage of total revenues              5.6%           (0.3)%

Litigation charge                   $          -    $        2.0     $       (2.0)              -
   Percentage of total revenues                -             0.9%

Gain on sales of product lines      $       11.9    $          -     $       11.9               -
   Percentage of total revenues              6.9%              -

Revenues

License fee revenues decreased in absolute dollars and as a percentage of revenues for the year ended December 31, 2001 as compared to 2000. This decrease is due largely to an accelerated downturn in the North American economy. The Company believes that these economic conditions are causing businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales. The Company expects a slight increase in software license revenues for 2002, as the economy begins to recover, with total revenues approximately flat year over year due to the anticipated lag in the recovery of consulting revenues.

Consulting revenues decreased in absolute dollars for the year ended December 31, 2001 as compared to 2000. This decrease is mainly due to fewer implementation projects as a result of decreased license fee revenues. Furthermore, the sale of the Impresa product line in the second quarter of 2001 resulted in a decrease in consulting revenues of approximately $3.5 million.

Maintenance revenues decreased in absolute dollars for the year ended December 31, 2001, as compared to 2000, primarily due to the sales of the Company's PFW and Impresa product lines.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars for the year ended December 31, 2001, as compared to 2000, is due to a decrease in third-party hardware sales directly attributable to the decrease in software license fees.

International revenues were $53.0 million and $56.9 million in the years ended December 31, 2001 and 2000, respectively, representing 31.0% and 25.9%, respectively, of total revenues. The increase in international revenues as a percentage of total revenues is primarily attributable to the decrease in North American revenues resulting from the economic downturn. The Company believes the North American economic downturn has not significantly impacted international markets. With sales offices located in Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consist primarily of royalties paid for third-party software incorporated into the Company's products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization and write-down of capitalized software development costs; and the amortization and write-down of acquired intangible assets. A charge of approximately $1.0 million is included in cost of revenues for 2001 to write-down capitalized software development costs due to the Company's decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company's manufacturing products. Furthermore, in 2001, the Company wrote-off $0.5 million of acquired work force costs purchased as part of the Company's 1998 acquisition of DataWorks. Based on the decline in revenue from the former DataWorks product lines since the acquisition and the significant decrease in the size of the acquired workforce, the Company believes that as of December 31, 2001, this asset was impaired. A charge of approximately $5.3 million is included in cost of revenues for 2000 to write-down to estimated realizable value capitalized software development costs related to localized products with lower than originally anticipated future revenues marketed in Latin America and continental Europe.

The decline in gross profit in absolute dollars for the year ended December 31, 2001, as compared to 2000, is primarily due to the decrease in total revenues. Gross profit percentage for the year ended December 31, 2001, as compared to 2000, increased. However, excluding the $5.3 million charge for the write-down of capitalized software costs, the 2000 gross profit margin would have been 55.0%. Excluding the $1.0 million and $0.5 million charges in 2001 as discussed above, the 2001 gross profit margin would have been 54.1%. The decrease in gross profit margin (excluding the write-down) is due to the decrease in software license fees and the fixed nature of the certain costs of revenues, specifically amortization of capitalized software development costs and acquired intangible assets of approximately $2.0 million per quarter. The Company will continue in future periods to assess the recoverability of the amounts recorded for capitalized software costs and acquired intangible assets.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars and as a percentage of total revenues for the year ended December 31, 2001, compared to 2000, is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, and lower commissions expense resulting from decreased software license fees revenues. Additionally, during the year ended December 31, 2001, the Company decreased its advertising and related costs, as compared to 2000, as a result of its efforts to decrease overall costs. The Company expects sales and marketing expenses to be lower in 2002 due to the 2001 restructurings and cost savings measures implemented during 2001.

Software Development

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company's products, as well as fees paid to outside consultants. Software development costs are accounted for in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs between the time that technological feasibility is established and the time that the product is ready for general release. Costs that do not qualify for capitalization are charged to software development expense when incurred. For the year ended December 31, 2000, the Company capitalized $7.0 million of software development costs. For the year ended December 31, 2001, no software development costs were capitalized because the time period between technological feasibility and general release decreased significantly compared to prior years, such that for all software product releases during 2001 that time period was insignificant. Capitalized software development costs include both internally generated development costs for development of the Company's future product releases and third party development costs related to the localization and translation of certain of the Company's products for foreign markets.

The decrease in software development costs for the year ended December 31, 2001 as compared to 2000, is largely due to the decrease in salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, the sales of the PFW and Impresa product lines and the Company's efforts to move certain software development activities to lower-cost offshore locations. The increase in software development costs as a percentage of total revenues for the year ended December 31, 2001, as compared to 2000, is due to the decrease in license fee revenues. The Company expects software development expenses to be lower in 2002 due to the 2001 restructurings and cost saving measures implemented in 2001.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company's executive, financial, human resources and information services functions and includes bad debt expense. The decrease in absolute dollars and as a percentage of total revenues in general and administrative expenses for the year ended December 31, 2001, as compared to 2000, is due to the decrease in the costs of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings and a decrease in the provision for doubtful accounts as a result of improved collection efforts in 2001. The Company expects general and administrative expenses to decrease in 2002 due to decreased bad debt expense, the 2001 restructurings and continued cost saving measures.

Litigation Charge

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The settlement was charged to operations in 2000. The Company paid the settlement during the quarter ended March 31, 2001.

Provision for Income Taxes

The Company recorded no provision during 2001 and 2000. The effective tax rate during these periods was 0%. During these periods, the effective tax rate was lower than the statutory U.S. federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. Due to the historical losses incurred by the Company for 2001 and prior years, and the uncertainty as to profits in the future, management cannot conclude that realization of the Company's net deferred tax asset is more likely than not. Accordingly, as of December 31, 2001, the Company has provided a valuation allowance on 100% of its deferred tax asset. Any realization of the Company's net deferred tax asset will reduce the Company's effective tax rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholders' equity.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

The following table summarizes certain aspects of Epicor's results of operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 (in millions, except percentages):

                                             December 31,                      Change
                                    -----------------------------    ----------------------------
                                        2000             1999             $               %
                                    ------------     ------------    ------------    ------------
Revenues:
   License fees                      $      75.8      $      94.3     $     (18.5)          (19.6)%
   Consulting                               60.5             84.9           (24.5)          (28.8)%
   Maintenance                              79.3             72.9             6.5             8.9 %
   Other                                     4.2              6.1            (1.9)          (31.5)%
                                    ------------      -----------    ------------     -----------
     Total revenues                  $     219.8      $     258.2     $     (38.4)          (14.9)%

Percentage of total revenues:
   License fees                             34.5%            36.5%
   Consulting                               27.5%            32.9%
   Maintenance                              36.1%            28.2%
   Other                                     1.9%             2.4%
                                    ------------      -----------
     Total revenues                        100.0%           100.0%

Gross profit                         $     115.6      $     135.6     $     (20.0)          (14.8)%
   Percentage of total revenues             52.6%            52.5%

Sales and marketing                  $      76.2      $      89.6     $     (13.4)          (15.0)%
   Percentage of total revenues             34.7%            34.7%

Software development                 $      26.4      $      29.7     $      (3.4)          (11.3)%
   Percentage of total revenues             12.0%            11.5%

General and administrative           $      53.1      $      55.6     $      (2.4)           (4.4)%
   Percentage of total revenues             24.2%            21.5%

Restructuring charges and other      $      (0.7)     $      10.0     $     (10.7)         (107.0)%
   Percentage of total revenues             (0.3)%            3.9%

Litigation charge                    $       2.0      $       1.8     $       0.2             11.1%
   Percentage of total revenues              0.9%             0.7%

Provision for income taxes           $         -      $       0.8     $      (0.8)               -
   Percentage of total revenues                -              0.3%


Revenues

License fee revenues decreased in absolute dollars and as a percentage of revenues for the year ended December 31, 2000 as compared to the same period of 1999. Overall license revenues were impacted by a slow recovery of the enterprise software market following the transition to the Year 2000. Additionally, the Company experienced decreases in license revenues from one of its product lines. This decrease was primarily a result of the Company's decision to focus sales of the Avante product line on its installed base of customers, rather than on new customers and the Company's decision to focus corporate marketing resources primarily on the e by Epicor product line. Sales of the e by Epicor product line were negatively impacted by the transition of the Company's sales force to the Company's new suite-based sales strategy as well as an extended sales cycles as customers continued to transition to the purchase of integrated and comprehensive eBusiness suites.

The decrease in consulting revenues in absolute dollars and as a percentage of total revenues for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was attributable to fewer implementation projects as a result of decreased license fee revenues.

Maintenance services revenues increased in absolute dollars for the year ended December 31, 2000 as compared to the same period of 1999 due to the growth of the Company's installed base of customers.

The decrease in other revenues in absolute dollars for the year ended December 31, 2000 as compared to 1999 was directly related to the decrease in the license fee revenues for the Avante product, because all hardware sales were directly attributable to that product line.

International revenues were $56.9 million and $72.1 million in the years ended December 31, 2000 and 1999, respectively, representing 25.9% and 27.9%, respectively, of total revenues. The decreases in absolute dollars and as a percentage of total revenues was primarily attributable to decreased international sales of the Avante product line, which were residually impacted by the Company's decision to focus North American sales on existing customers as opposed to sales to new customers.

Gross Profit

The decline in gross profit in absolute dollars for the year ended December 31, 2000 as compared to 1999 was due to the following factors: (i) a charge of $5.3 million in third quarter of 2000 to write-down to estimated realizable value capitalized software development costs related to localized products marketed in Latin America and continental Europe and (ii) the decreases in license fee and service revenues. Gross profit percentage for the year ended December 31, 2000 as compared to 1999 remained constant. However, excluding the $5.3 million charge for the write-down of capitalized software costs, the 2000 gross profit margin would have been 55.0%. In 1999 there was a similar charge for the write-down of capitalized software costs and prepaid licenses in the amount of $2.7 million. Excluding this charge in 1999, the gross profit margin would have been 53.6%. The increase in the gross profit margin, as adjusted, was due to a decrease in the professional services cost base and an increase in the utilization rate of the professional services personnel during the year ended December 31, 2000.

Sales and Marketing

The decrease in absolute dollars for the year ended December 31, 2000 compared to 1999 was primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of a reduction in sales personnel from the 1999 restructuring as well as reductions related to a reorganization of the Company's sales force from a product line orientation to a geographic orientation. Additionally, during the year ended December 31, 2000, the Company decreased its advertising and related costs as compared to 1999. This decrease was due to initial costs incurred in 1999 related to the renaming of the Company and release of the e by Epicor product, both of which required additional advertising and related expenditures. Such initial efforts and additional expenditures were substantially completed by 2000.

Software Development

For the years ended December 31, 2000 and 1999, the Company capitalized $7.0 million and $6.0 million, respectively, of software development costs. Capitalized software development costs include both internally generated development costs for development of future product releases and third party development costs related to the localization and translation of certain of the Company's products for foreign markets.

Gross software development expenditures were $33.4 million and $35.8 million or 15.2% and 13.8% of total revenues in 2000 and 1999, respectively, before capitalization of software development costs. The decrease in gross software development costs for the year ended December 31, 2000, as compared to 1999, was largely due to a decrease in salaries, benefits and other headcount related expenses as a result of a reduction in software development personnel from the 1999 restructuring, as well as employee attrition. Additionally, the decrease in software development costs was attributable to spending in 1999 for Year 2000 remediation costs in the amount of $2.0 million. These costs were not incurred in 2000. The increase in software development costs as a percentage of revenues for the year ended December 31, 2000, as compared to 1999, was due to the decrease in the Company's revenue base for the same period.

General and Administrative

The decrease in absolute dollars in general and administrative expenses for the year ended December 31, 2000, as compared to 1999, was due to a decrease in the costs of salaries, benefits and other headcount related expenses as a result of a reduction in general and administrative personnel from the 1999 restructuring, employee attrition and the reduction of the general and administrative cost structure.

In 2000, the Company changed its methodology for the calculation of its allowance for doubtful accounts. The Company's previous methodology was based primarily on estimates of collectibility for specific accounts with significant past due balances. Where this method did not automatically consider an account to be uncollectible based on age, age was a factor considered. Under the new methodology, age was the key determinant of the level of allowance required. Provisions for doubtful accounts receivable were $18.5 million and $14.4 million in 2000 and 1999, respectively.

As a percentage of revenue, general and administrative expenses increased for the year ended December 31, 2000 as compared to 1999 as a result of the decline in the Company's revenue base.

Litigation Charge

In August 1999, DataWorks filed for arbitration against AAR Corporation with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The settlement was charged to operations in 2000. The Company paid the settlement during the quarter ended March 31, 2001.

In December 1998, Alyn Corporation filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The settlement was charged to operations in 1999. The Company paid the settlement amount during the first half of 2000.

Provision for Income Taxes

The Company recorded no provision during 2000 and $0.8 million during 1999. The effective tax rate during these periods was 0% and 1.5%, respectively. During these periods, the effective tax rate was lower than the statutory federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses. As of December 31, 2000, the Company has provided a valuation allowance on 100% of its deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's cash and cash equivalents, working capital deficit, long-term debt and cash flows as of and for the year ended December 31, 2001 (in millions):

     Cash and cash equivalents                                   $    24.4
     Working capital deficit                                         (16.2)
     Long-term debt, net of current portion                            2.2
     Net cash used in operating activities                            (9.0)
     Net cash provided by investing activities                         9.8
     Net cash used in financing activities                            (3.4)

As of December 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $24.4 million. The Company used $9.0 million in cash for operating activities during the year ended December 31, 2001 primarily to fund its operations. As part of the $9.0 million in operating cash outlays during the year ended December 31, 2001, $2.0 million was paid in settlement of the AAR arbitration, $4.3 million for severance costs, lease terminations and other costs related to the 2001 restructurings and $0.1 million for lease payments related to the prior year restructurings. At December 31, 2001, the Company has $4.0 million in cash obligations for severance costs, lease terminations and other costs related to the Company's restructurings and $1.3 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

The Company's principal investing activities for the year ended December 31, 2001 included proceeds from the sales of the Impresa and PFW product lines of $11.4 million and capital expenditures of $1.6 million. For fiscal 2002, the Company anticipates capital spending on property and equipment will remain at 2001 levels, and these expenditures will be funded from existing cash reserves, operations and its credit facility.

Financing activities for the year ended December 31, 2001 included payments of $4.4 million made against the Company's term loan obligation. In addition, cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.9 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (7.75% at December 31, 2001). The revolving line of credit, which expires in August 2003, bears interest at a variable rate equal to either the prime rate or LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined in the credit agreement. To date, the Company has not borrowed any amounts against the revolving line of credit. As of December 31, 2001, the Company has borrowing capacity of $7.9 million under this revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of December 31, 2001, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company's significant contractual obligations or commercial commitments consist of the aforementioned credit facility and revolving line of credit and the Company's operating leases for office facilities and equipment. The credit facility and operating leases will require cash payments of $14.0 million in 2002, $11.6 million in 2003, $7.0 million in 2004, $5.6 million in 2005, $5.1 million in 2006 and $17.7 million thereafter. The Company does not have any off-balance sheet arrangements that could significantly reduce its liquidity.

The Company has taken steps to reduce its operating expenses as part of its December 1999, April 2001 and December 2001 restructurings, all of which included a reduction in workforce and facilities consolidation and closure. Based on the savings generated from the 2001 restructurings and cash received for the sales of the Company's PFW and Impresa product lines, the Company was cash flow positive in the second, third and fourth quarters of 2001. The Company expects to remain cash flow positive for the year ending December 31, 2002.

As of December 31, 2001, the Company had cash and cash equivalents of $24.4 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $7.9 million. The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2002 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions.

The Company reported net loss for the year ended December 31, 2001 of $28.7 million. The loss included a $9.7 million restructuring charge offset by $11.9 million from gains on sales of product lines. Had the Company not incurred these items, the net loss for the year ended December 31, 2001 would have been $30.9 million. While management's goal is to continue to reduce and eliminate losses and achieve profitability, there can be no assurance that the Company's restructuring and other cost control actions will enable it to achieve operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

Related Party Transaction

In December 2001, the Company entered into a management retention agreement with its Chief Executive Officer (CEO) which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provides for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement. Among other things, the agreement provides that in the event of a Change in Control during the CEO's employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company will be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness. In the event of such forgiveness, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness. As of December 31, 2001, the balance of the CEO's indebtedness to the Company was $7,353,000.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of the adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and other intangible assets with indefinite lives, will cease upon adoption of this statement. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its consolidated financial statements because as of December 31, 2001, the Company had no goodwill or other intangible assets with indefinite lives recorded in its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not believe this statement will have a material impact on its consolidated financial statements.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by Accounting Principles Board No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents. At December 31, 2001 the Company had $24.4 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $245,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company's interest expense associated with its term loan and revolving credit facility will vary with market rates. The Company had approximately $5.9 million in variable rate debt outstanding at December 31, 2001. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $38,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 31.0% of the Company's total revenues for the year ended December 31, 2001 and 28.6% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                                                      Page
                                                                                                                      ----

Financial Statements:

     Report of Independent Auditors - Deloitte & Touche LLP........................................................... 38

     Report of Independent Auditors - Ernst & Young LLP............................................................... 39

     Consolidated Balance Sheets as of December 31, 2001 and  2000.................................................... 40

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....................... 41

     Consolidated Statements of Stockholders' Equity and Comprehensive Operations
         for the years ended December 31, 2001, 2000 and 1999......................................................... 42

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....................... 43

     Notes to Consolidated Financial Statements....................................................................... 44

Financial Statement Schedule:

     Schedule II -- Valuation and Qualifying Accounts................................................................. 66

     All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT AUDITORS - DELOITTE & TOUCHE LLP

To the Board of Directors and Stockholders of Epicor Software Corporation:

We have audited the accompanying consolidated balance sheet of Epicor Software Corporation and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive operations, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 2001. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2001 consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic 2001 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 6, 2002, except for Note 15, as to which the date is March 27, 2002

               REPORT OF INDEPENDENT AUDITORS - ERNST & YOUNG LLP

The Board of Directors and Stockholders
Epicor Software Corporation

We have audited the accompanying consolidated balance sheet of Epicor Software Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive operations and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended December 31, 2000 and 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicor Software Corporation as of December 31, 2000, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ Ernst & Young LLP



Orange County, California
January 26, 2001

                           EPICOR SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                     DECEMBER 31,
                                                                              ----------------------------
                                         ASSETS                                   2001            2000
                                                                              ------------    ------------
Current assets:
  Cash and cash equivalents                                                   $     24,435    $     26,825
  Accounts receivable, net of allowance for doubtful accounts
     of $8,266 and $24,242 as of December 31, 2001 and 2000, respectively           31,382          60,424
  Prepaid expenses and other current assets                                          5,322           5,831
                                                                              ------------    ------------
        Total current assets                                                        61,139          93,080

Property and equipment, net                                                          6,263          12,086
Software development costs, net of accumulated amortization
    of $9,876 and $8,460 as of December 31, 2001 and 2000, respectively              2,946           6,748
Intangible assets, net                                                              12,560          19,118
Other assets                                                                         3,863           3,755
                                                                              ------------    ------------
                                                                              $     86,771    $    134,787
                                                                              ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $      6,542    $     11,177
  Accrued compensation and payroll taxes                                             8,916          12,045
  Other accrued expenses                                                            16,350          22,119
  Current portion of long-term debt                                                  3,655           4,666
  Accrued restructuring costs                                                        3,990             539
  Deferred revenue                                                                  37,918          44,553
                                                                              ------------    ------------
        Total current liabilities                                                   77,371          95,099

Long-term debt, net of current portion                                               2,229           5,621

Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized,
       95,305 shares issued and outstanding                                          7,501           7,501
   Common stock, $0.001 par value, 60,000,000 shares authorized,
       44,134,057 and 41,471,399 shares issued and outstanding as of
       December 31, 2001 and 2000, respectively                                         44              41
  Additional paid-in capital                                                       244,771         240,824
  Less: unamortized stock compensation expense                                      (1,711)              -
  Less: notes receivable from officers for issuance of restricted stock            (10,292)         (9,969)
  Accumulated other comprehensive loss                                              (3,264)         (3,182)
  Accumulated deficit                                                             (229,878)       (201,148)
                                                                              ------------    ------------
        Net stockholders' equity                                                     7,171          34,067
                                                                              ------------    ------------
                                                                              $     86,771    $    134,787
                                                                              ============    ============

        See accompanying notes to the consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                    YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
Revenues:
   License fees                                           $     45,101    $     75,820    $     94,344
   Consulting                                                   48,474          60,455          84,917
   Maintenance                                                  74,219          79,342          72,853
   Other                                                         3,217           4,151           6,062
                                                          ------------    ------------    ------------
Total revenues                                                 171,011         219,768         258,176

Cost of revenues:
  License fees                                                  16,965          25,392          18,015
  Consulting                                                    40,094          52,731          75,191
  Maintenance                                                   20,946          23,738          26,158
  Other                                                          2,021           2,331           3,238
                                                          ------------    ------------    ------------
Total cost of revenues                                          80,026         104,192         122,602
                                                          ------------    ------------    ------------

Gross profit                                                    90,985         115,576         135,574

Operating expenses:
  Sales and marketing                                           56,335          76,154          89,592
  Software development                                          25,122          26,370          29,722
  General and administrative                                    40,673          53,137          55,579
  Restructuring charges and other                                9,658            (700)          9,975
  Gain on sales of product lines                               (11,880)              -               -
  Litigation                                                         -           2,000           1,800
                                                          ------------    ------------    ------------
Total operating expenses                                       119,908         156,961         186,668
                                                          ------------    ------------    ------------

Loss from operations                                           (28,923)        (41,385)        (51,094)

Other income (expense):
  Interest income                                                1,261             961           2,031
  Interest expense                                              (1,100)           (627)           (534)
  Other                                                             32             316            (286)
                                                          ------------    ------------    ------------
Other income, net                                                  193             650           1,211
                                                          ------------    ------------    ------------

Loss before income taxes                                       (28,730)        (40,735)        (49,883)
Provision for income taxes                                           -               -             750
                                                          ------------    ------------    ------------
Net loss                                                  $    (28,730)   $    (40,735)   $    (50,633)
                                                          ============    ============    ============

Net loss per share - basic and diluted                    $      (0.69)   $      (0.98)   $      (1.25)

Weighted average common shares outstanding - basic
    and diluted                                                 41,929          41,409          40,605


          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                               Series C                                                       Unamortized
                                           Preferred Stock               Common Stock          Additional        Stock
                                       -------------------------   ------------------------      Paid in      Compensation
                                         Shares        Amount        Shares        Amount        Capital        Expense
                                       -----------   -----------   -----------   -----------   -----------    -----------
Balance December 31, 1998                   95,305   $     7,501    40,196,832   $        40   $   232,042    $         -

Net loss
Foreign currency
  translation adjustment
Proceeds from note
  receivable from officer
Acceleration of options in
  connection with severance
  agreements                                                                                         2,385
Employee stock purchases                                               369,396             1         1,745
Exercise of stock options                                              281,934                       1,364
                                       -----------   -----------   -----------   -----------   -----------    -----------
Balance December 31, 1999                   95,305   $     7,501    40,848,162   $        41   $   237,536    $         -


Net loss
Foreign currency
  translation adjustment
Return of restricted stock                                             (30,000)                       (120)
Proceeds from note receivable
Employee stock purchases                                               296,223                       1,164
Exercise of stock options                                              357,014                       2,244
                                       -----------   -----------   -----------   -----------   -----------    -----------
Balance December 31, 2000                   95,305   $     7,501    41,471,399   $        41   $   240,824    $         -


Net loss
Foreign currency
  translation adjustment
Issuance of restricted stock                                         2,644,537             3         3,964         (3,964)
Stock compensation expense                                                                                          1,193
Redemption of unvested
  restricted stock from
  terminated employees                                                (709,466)           (1)       (1,060)         1,060
Proceeds from notes
  receivable from officers
Compensation expense related to
  notes receivable from officers                                                                       162
Interest accrued on notes
  receivable from officers
Employee stock purchases                                               716,819             1           879
Exercise of stock options                                               10,768                           2
                                       -----------   -----------   -----------   -----------   -----------    -----------
Balance December 31, 2001                   95,305   $     7,501    44,134,057   $        44   $   244,771    $    (1,711)
                                       ===========   ===========   ===========   ===========   ===========    ===========


                                          Notes       Accumulated
                                        Receivable       Other                          Net        Comprehensive
                                           From      Comprehensive    Accumulated   Stockholders'     Income
                                         Officers        Loss           Deficit        Equity         (Loss)
                                        -----------  -------------    -----------   ------------   ------------
Balance December 31, 1998               $   (11,563) $        (245)   $  (109,780)  $    117,995

Net loss                                                                  (50,633)       (50,633)   $   (50,633)
Foreign currency
  translation adjustment                                    (1,345)                       (1,345)        (1,345)
Proceeds from note
  receivable from officer                       294                                          294
Acceleration of options in
  connection with  severance
  agreements                                                                               2,385
Employee stock purchases                                                                   1,746
Exercise of stock options                                                                  1,364
                                        -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999               $   (11,269)   $    (1,590)   $  (160,413)   $    71,806    $   (51,978)
                                                                                                    ===========

Net loss                                                                  (40,735)       (40,735)   $   (40,735)
Foreign currency
  translation adjustment                                    (1,592)                       (1,592)        (1,592)
Return of restricted stock                      120                                            -
Proceeds from note receivable                 1,180                                        1,180
Employee stock purchases                                                                   1,164
Exercise of stock options                                                                  2,244
                                        -----------    -----------    -----------    -----------    -----------
  Balance December 31, 2000             $    (9,969)   $    (3,182)   $  (201,148)   $    34,067    $   (42,327)
                                                                                                    ===========

Net loss                                                                  (28,730)       (28,730)   $   (28,730)
Foreign currency
  translation adjustment                                       (82)                          (82)           (82)
Issuance of restricted stock                                                                   3
Stock compensation expense                                                                 1,193
Redemption of unvested
  restricted stock from
  terminated employees                                                                        (1)
Proceeds from notes
  receivable from officers                      127                                          127
Compensation expense related to
  notes receivable from officers                                                             162
Interest accrued on notes
  receivable from officers                     (450)                                        (450)
Employee stock purchases                                                                     880
Exercise of stock options                                                                      2
                                        -----------    -----------    -----------    -----------    -----------
Balance December 31, 2001               $   (10,292)   $    (3,264)   $  (229,878)   $     7,171    $   (28,812)
                                        ===========    ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                           EPICOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2001            2000            1999
                                                           ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                                   $    (28,730)   $    (40,735)   $    (50,633)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                  14,106          17,039          18,277
  Stock based compensation expense                                1,257               -               -
  Provision for doubtful accounts                                10,108          18,480          14,412
  Write-down of capitalized software development costs            1,026           5,337               -
  Impairment of intangible and other long lived assets              499               -           4,291
  Restructuring charges and other                                 9,658            (700)          9,975
  Gain on sales of product lines                                (11,880)              -               -
  Interest accrued on notes receivable from officers               (450)              -               -
  Accrued litigation                                                  -           2,000           1,800
  Changes in operating assets and liabilities:
     Accounts receivable                                         17,372          (3,173)         (2,638)
     Prepaid expenses and other current assets                      229           3,153           3,113
     Other assets                                                  (108)            227           3,735
     Accounts payable                                            (4,636)         (2,182)         (3,561)
     Accrued restructuring costs                                 (4,474)         (5,228)        (14,778)
     Accrued expenses, compensation and payroll taxes            (9,499)         (4,001)          8,760
     Deferred revenue                                            (3,450)          6,318           1,414
                                                           ------------    ------------    ------------
Net cash used in operating activities                            (8,972)         (3,465)         (5,833)

INVESTING ACTIVITIES
Proceeds from sales of product lines                             11,413               -               -
Purchases of property and equipment                              (1,600)         (5,135)        (11,392)
Capitalized software development costs                                -          (7,026)         (6,032)
Purchase of short-term investments                                    -               -         (20,970)
Proceeds from sale or maturity of short-term investments              -          12,154          39,327
Other                                                                 -               -            (560)
                                                           ------------    ------------    ------------
Net cash provided by (used in) investing activities               9,813              (7)            373

FINANCING ACTIVITIES
Proceeds from long term debt                                          -          10,000               -
Payments on long term debt                                       (4,403)         (1,577)           (868)
Proceeds from exercise of stock options                               2           2,244           1,364
Proceeds from employee stock purchases                              880           1,164           1,746
Net proceeds from issuance of restricted stock                        2               -               -
Proceeds from notes receivable from officers                        127           1,180               -
                                                           ------------    ------------    ------------
Net cash (used in) provided by financing activities              (3,392)         13,011           2,242
Effect of exchange rates on cash                                    161            (935)           (736)
                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents             (2,390)          8,604          (3,954)
Cash and cash equivalents at beginning of year                   26,825          18,221          22,175
                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year                   $     24,435    $     26,825    $     18,221
                                                           ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
        Interest                                           $      1,100    $        627    $        534
                                                           ============    ============    ============
        Net income tax (refunds) payments                  $       (399)   $        303    $      1,012
                                                           ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Epicor Software Corporation, a Delaware corporation, and its subsidiaries design, develop, market and support integrated enterprise business software solutions for use by mid-size businesses worldwide. The Company also offers support, consulting and education services in support of its customers' use of its software products. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, cash flows used to evaluate the recoverability of the Company's long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with a wide-ranging set of standards and interpretations of those standards under accounting principles generally accepted in the United States of America, consisting principally of:

    - Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants (AICPA)

    - AICPA SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,"

    - Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued by the United States Securities and Exchange Commission

The Company enters into contractual arrangements with end users of its products that may include software licenses, maintenance services, consulting services, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations on the part of the Company remain.

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the "residual method" as allowed under SOP 98-9 in accounting for any element of an arrangement that remains undelivered.

License Revenues: Amounts allocated to software license revenues are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for these services as well as training are generally recognized as the services are performed.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2001. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

PROPERTY AND EQUIPMENT

Equipment, furniture, fixtures and leasehold improvements are recorded at cost. The Company depreciates equipment, furniture and fixtures using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or the remaining term of the lease.

SOFTWARE DEVELOPMENT COSTS

Software development costs are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years. In addition to internally generated software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs within software development costs. Amortization of software development costs is included in cost of license fees and totaled $2,634,000 for the year ended December 31, 2001, $2,547,000 for the year ended December 31, 2000, and $1,964,000 for the year ended December 31, 1999.

Capitalized software development costs are stated at the lower of amortized cost or net realizable value. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.

In 2001, the Company determined that the carrying value of certain capitalized software development costs exceeded net realizable value. This determination related to certain localized products marketed in Europe, due to the Company's decision to discontinue marketing such localized products, and to a component of one of its manufacturing products, due to declining revenues related to such component. Accordingly, a charge of approximately $1,000,000 was included in cost of revenues for the year ended December 31, 2001 to reflect the write-down of these capitalized costs.

In 2000, the Company determined that the carrying value of certain capitalized software development costs exceeded net realizable value. This determination related to certain localized products marketed in Latin America and continental Europe due to lower than originally anticipated future revenues from these products. Accordingly, a charge of $5,337,000 is included in cost of license fees for year ended December 31, 2000, to reflect the write-down of these capitalized costs.

In 1999, the Company recorded a charge of $930,000 to reduce the carrying value of capitalized software costs to realizable value as a result of a change in market focus of one of its manufacturing product lines. This charge was included in cost of license fees for the year ended December 31, 1999.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over the estimated economic life of the asset. Amortization of intangible assets is primarily included in cost of license fees and totaled $6,053,000 for the year ended December 31, 2001, $6,637,000 for the year ended December 31, 2000 and $7,374,000 for the year ended December 31, 1999. In 2001, the Company wrote-off $0.5 million of acquired workforce costs purchased as part of the Company's 1998 acquisition of DataWorks. Based on the decline in revenue from the former DataWorks product lines since the acquisition and the significant decrease in the size of the acquired workforce, the Company believes that as of December 31, 2001, this asset was impaired. In 1999, the Company recorded a charge of $3,325,000 to reduce the carrying value of certain intangible assets due to the change in market focus of one of its manufacturing product lines. This charge was included in cost of license fees for the year ended December 31, 1999 (Note
3).

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

ADVERTISING COSTS

The Company expenses production costs of advertising upon the first showing of the advertisement. Other advertising costs are expensed as incurred. Advertising expense totaled $1,967,000 for the year ended December 31, 2001, $2,035,000 for the year ended December 31, 2000, and $3,960,000 for the year ended December 31, 1999.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is the respective local country's currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive loss and realized transaction gains and losses are recorded in results of operations. For the years ended December 31, 2001, 2000 and 1999, foreign currency transaction gains and losses were insignificant.

CONCENTRATION OF CREDIT RISKS

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate from the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2001.

Receivables from VARs, software distributors and end users are generally unsecured.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the period, excluding shares of non-vested restricted stock. Diluted net loss per share is computed by dividing net loss for the year by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,728,222, 1,289,704 and 1,424,487 for the years ended December 31, 2001, 2000 and 1999, respectively, have been excluded from diluted earnings per share as the effect would be anti-dilutive.

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

                                                                  Years Ended December 31,
                                                       --------------------------------------------
                                                          2001             2000           1999
                                                       ------------    ------------    ------------
       Net Loss                                         $   (28,730)    $   (40,735)    $   (50,633)

       Basic and Diluted:

       Weighted average common shares outstanding            44,071          41,409          40,605

       Weighted average common shares of non-vested
           restricted stock                                  (2,142)              -               -
                                                       ------------    ------------    ------------
       Shares used in the computation of basic and
           diluted net loss per share                        41,929          41,409          40,605
                                                       ============    ============    ============
       Net loss per share - basic and diluted           $     (0.69)    $     (0.98)    $     (1.25)
                                                       ============    ============    ============

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

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

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss and other specified components. For the Company, the only other component of total comprehensive loss is the change in the cumulative foreign currency translation adjustments recorded in stockholders' equity.

FINANCIAL CONDITION

The Company has reported annual net losses and negative cash flows from operations since 1999. During that period, the Company's balance of cash, cash equivalents and short-term investments has decreased from $30.4 million at December 31, 1998 to $24.4 million at December 31, 2001 and the Company's working capital has declined from a working capital deficit of $2.0 million at December 31, 2000 to a working capital deficit of $16.2 million at December 31, 2001. The Company has taken steps to reduce its operating expenses as part of its December 1999, April 2001 and December 2001 restructurings (see Note 3), all of which included reductions in workforce and facilities consolidation and closure. Based on the savings generated from the 2001 restructurings and cash received from the sales of the Company's PFW and Impresa product lines (see Note
5), the Company
generated positive cash flow in the second, third and fourth quarters of 2001. Considering current cash reserves and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. However, the Company is dependent upon its ability to generate positive cash flows from license fees, providing services to customers and other operating revenues, as well as collection of the related accounts receivable, in order to maintain current liquidity levels. If the Company is not successful in achieving targeted 2002 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of the adoption of SFAS No. 133 for one year. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and other intangible assets with indefinite lives, will cease upon adoption of this statement. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its consolidated financial statements because as of December 31, 2001, the Company had no goodwill or other intangible assets with indefinite lives recorded in its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not believe this statement will have a material impact on its consolidated financial statements.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by Accounting Principles Board No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported in previous periods to conform with the current period presentation.

NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following summarizes the components of property and equipment (in thousands):

                                                                 December 31,
                                                        ----------------------------
                                                            2001             2000
                                                        ------------    ------------
               Computer equipment                       $     33,269    $     32,369
               Furniture, fixtures and equipment               5,900           6,148
               Leasehold improvements                          6,905           7,251
                                                        ------------    ------------
                                                              46,074          45,768
               Less accumulated depreciation
                          and amortization                   (39,811)        (33,682)
                                                        ------------    ------------
                                                        $      6,263    $     12,086
                                                        ============    ============


The following summarizes the components of intangible assets (in thousands):




                                                 December 31,
                                        ----------------------------
                                            2001            2000            Amortizable Life in Years
                                        ------------    ------------        -------------------------
        Acquired technology             $     19,274    $     19,838                  5
        Customer base                          8,730           8,730                  7
        Assembled workforce                        -           1,570                  4
                                        ------------    ------------
                                              28,004          30,138
        Accumulated amortization             (15,444)        (11,020)
                                        ------------    ------------
                                        $     12,560    $     19,118
                                        ============    ============

NOTE 3.  ACQUISITIONS AND RESTRUCTURINGS

ACQUISITIONS

On December 31, 1998, the Company acquired DataWorks Corporation (DataWorks), a publicly held developer of manufacturing ERP solutions. As consideration for the acquisition, the Company issued 11,739,459 shares of common stock to former stockholders of DataWorks. The acquisition was accounted for as a purchase and, accordingly, the operating results and financial position of DataWorks are included in the Company's consolidated financial statements beginning on the effective date of the acquisition.

RESTRUCTURING CHARGES AND OTHER

The following table summarizes the activity in the Company's reserves associated with its restructurings (in thousands):


                                                                            Remaining
                                         Separation costs                    accrual
                                          for terminated    Facilities      from prior                         Total
                                          employees and    closing and    periods -- 1998,    Asset        restructuring
                                           contractors      downsizing     1997 and 1996    impairment         costs
                                          -------------    ------------   ---------------  ------------    ------------
Balance at December 31, 1998              $           -    $          -   $       7,957    $          -    $      7,957
1999 restructuring charges and other              2,072           4,756               -           3,325          10,153 (1)
Write-down of intangible assets                       -               -               -          (3,325)         (3,325)
Cash payments                                       (67)            (44)         (6,772)              -          (6,883)
                                          -------------    ------------   -------------    ------------    ------------
Balance at December 31, 1999                      2,005           4,712           1,185               -           7,902

Write-off of fixed assets                             -          (1,435)              -               -          (1,435)
Reversal of facility accrual                          -            (700)              -               -            (700)
Cash payments                                    (2,005)         (2,373)           (850)              -          (5,228)
                                          -------------    ------------   -------------    ------------    ------------
Balance at December 31, 2000                          -             204             335               -             539

2001 restructuring charges and other              4,271           3,654               -           1,733           9,658
Write-down of intangible assets                       -               -               -          (1,733)         (1,733)
Cash payments                                    (2,745)         (1,582)           (147)              -          (4,474)
                                          -------------    ------------   -------------    ------------    ------------
Balance at December 31, 2001              $       1,526    $      2,276   $         188    $          -    $      3,990
                                          =============    ============   =============    ============    ============

        (1) Also included in the 1999 restructuring charges and other is the reversal of $178,000 of the December 31, 1998 DataWorks merger-related accrual as a result of lower than anticipated severance and facilities closing costs in the Sweden and Netherlands offices.

2001 Restructurings

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of December 31, 2001, these terminations were completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure. In connection with this restructuring, the Company recorded an additional restructuring charge of $2,035,000 during the fourth quarter ended December 31, 2001. As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company. As of December 31, 2001, 152 of these terminations were completed. The remaining 10 terminations, which are from all functional areas of the Company, will be completed by July 31, 2002. The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2002.

Although the closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the year ended December 31, 2001, an additional charge of $1,733,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

The remaining restructuring reserves from prior periods of $188,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable term of the leases expire.

1999 Restructuring

In December 1999, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included refocusing development activities related to certain product lines on sales to current users of these products as opposed to new customers; termination of plans to market certain products in selected international markets; organizing certain product lines into profit and loss responsibilities; reducing the workforce; and closing or significantly reducing the size of various offices worldwide. In connection with this reorganization, the Company incurred various charges totaling $9,975,000 during the year ended December 31, 1999.

As part of the restructuring, 130 employees or 11% of the Company's workforce across all functional areas of the Company were terminated and non-strategic offices were closed or consolidated. In addition, the Company recorded a charge of $3,325,000 to write-down impaired intangible assets from businesses acquired prior to 1999 to their fair values.

The Company's 1999 restructuring resulted in or contributed to the recording of additional reserves and write-downs of prepaid software licenses, capitalized software development costs and other assets due to change in product focus and reorganization. These charges of $2,713,000 and $5,000,000 are included in cost of license fees and general and administrative expenses, respectively in the accompanying Consolidated Statement of Operations.

During 2000, the Company determined that $700,000 of the reserves recorded as part of the 1999 restructuring were not needed. This was the result of the Company's ability to close certain facilities for less than the amount originally estimated. This amount has been accounted for as a reduction of restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.

NOTE 4. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consists of the following: (in thousands)

                                               December 31,
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------
          Term loan                    $      5,555    $      8,611
          Other                                 329           1,676
                                       ------------    ------------
                                              5,884          10,287
          Less current portion               (3,655)         (4,666)
                                       ------------    ------------
          Total long-term debt         $      2,229    $      5,621
                                       ============    ============


On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. The term loan is due in 36 equal monthly installments, plus interest at the prime rate plus 3% (7.75% at December 31, 2001). The revolving line of credit expires in August 2003 and it bears interest at a variable rate equal to either the prime rate or LIBOR, at the Company's option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company's results of operations. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of December 31, 2001, the Company has borrowing capacity $7.9 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company's assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of December 31, 2001, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

Maturities of long-term debt are as follows: (in thousands)

          Years ended December 31,
          ------------------------
          2002                                $   3,655
          2003                                    2,150
          2004                                       79
                                              ---------
          Total                               $   5,884
                                              =========

NOTE 5.  SALES OF PRODUCT LINES

In April 2001, the Company sold the assets of its Impresa for MRO (Impresa) product line, which primarily consisted of intellectual property, accounts receivable, customer lists, contracts and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa product line were assumed by the buyer. In September 2001, the Company received $1,513,000 in cash, as final consideration for this sale. This sale resulted in an after tax gain of $3,196,000 and is included in gain on sales of product lines in the Consolidated Statement of Operations for the year ended December 31, 2001. The operations of the Impresa product line were not material to the Company's results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows (PFW) product line, which primarily consisted of intellectual property, accounts receivable, inventories, customer lists, contracts and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. This sale resulted in an after tax gain of approximately $8,684,000 and is included in gain on sales of product lines in the Consolidated Statement of Operations for the year ended December 31, 2001. The operations of the PFW product line were not material to the Company's results of operations.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2014. The following is a schedule of future minimum lease payments under operating leases and future noncancellable sublease income (in thousands):


                                                                      Future         Net Future
                                              Future Minimum      Noncancellable    Minimum Lease
     Years Ending December 31,                Lease Payments      Sublease Income     Payments
     ------------------------------           --------------      ---------------   ------------
     2002                                       $     10,705      $      3,813      $      6,892
     2003                                              9,726             3,342             6,384
     2004                                              7,041             3,200             3,841
     2005                                              5,595             1,968             3,627
     2006                                              5,053             1,645             3,408
     Thereafter                                       17,711             5,340            12,371
                                                ------------      ------------      ------------
                                                $     55,831      $     19,308      $     36,523
                                                ============      ============      ============

Rental expense under operating leases, net of sublease income, was $6,902,000 for the year ended December 31, 2001, $7,102,000 for the year ended December 31, 2000 and $8,478,000 for the year ended December 31, 1999.

TAX LIABILITY

The Company has recorded a liability of $1,452,000 related to international employment tax issues, which is included in other accrued expenses in the accompanying consolidated balance sheet. The Company is currently in negotiations with the local taxing authority and anticipates settling this matter in 2002. While the Company believes this accrual to be appropriate and adequate, any difference between the settlement amount and the recorded liability will be reflected in the Company's consolidated financial statements at the time of settlement.

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

LITIGATION

In August 1999, DataWorks filed for arbitration against AAR Corporation (AAR) with the American Arbitration Association in Denver, Colorado. The arbitration arose out of the development, licensing and sale of Impresa for MRO software by DataWorks to AAR in 1997. AAR counterclaimed against DataWorks alleging breach of contract. In January 2001, the Company settled this matter by agreeing to pay AAR $2,000,000. The settlement was charged to operations in 2000. The Company paid this settlement in 2001.

In December 1998, Alyn Corporation (Alyn) filed a lawsuit against DataWorks in San Diego, California Superior Court arising from the licensing and sale of software by DataWorks to Alyn in December 1996. In March 2000, the Company agreed to pay Alyn $1,800,000 to settle the lawsuit. The settlement was charged to operations in 1999. The Company paid this amount during the first half of 2000.

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California (the Court) against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint was purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleged that the defendants made material misrepresentations and omissions concerning DataWorks' acquisition of Interactive Group, Inc. and demand for DataWorks' products. The Company was named as a defendant solely as DataWorks' successor, and was not alleged to have taken part in the alleged misconduct. No damage amount was specified in the complaint. On January 31, 2002, the Court issued an order granting the defendants' motion to dismiss the complaint with prejudice as to all claims and defendants. Subsequently, the plaintiffs appealed the dismissal. The Company believes there is no merit to this lawsuit or to the appeal and intends to continue to defend against it vigorously. The ultimate outcome of this suit or any potential loss is not presently determinable and no amount has been recorded in the consolidated financial statements.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7. INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

                                         Years Ended December 31,
                                 ------------------------------------------
                                     2001           2000           1999
                                 ------------   ------------   ------------
Current:
 Federal                         $          -   $          -   $          -
 State                                      -              -              -
 Foreign                                    -              -            750
                                 ------------   ------------   ------------
Total                            $          -   $          -   $        750
                                 ============   ============   ============


The loss before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

                                          Years Ended December 31,
                               --------------------------------------------
                                   2001            2000            1999
                               ------------    ------------    ------------
Federal                        $    (12,231)   $    (19,463)   $    (27,673)
Foreign                             (16,499)        (21,272)        (22,210)
                               ------------    ------------    ------------
Total                          $    (28,730)   $    (40,735)   $    (49,883)
                               ============    ============    ============

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34 percent to the consolidated loss before income taxes as follows (in thousands):

                                                                   Years Ended December 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
Benefit computed at statutory rates                       $     (9,768)   $    (13,850)   $    (16,960)
Increase resulting from:
  Earnings in jurisdictions taxed at rates
     different from the statutory U.S. federal rate              2,467           7,232           8,301
  Valuation allowance                                            7,027           6,211           8,757
  Other                                                            274             407             652
                                                          ------------    ------------    ------------
Total                                                     $          -    $          -    $        750
                                                          ============    ============    ============

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income taxes assets and liabilities consist of the following (in thousands):

                                                                            December 31,
                                                          --------------------------------------------
                                                               2001            2000            1999
                                                          ------------    ------------    ------------
Net operating loss carryforwards                          $     65,526    $     69,199    $     58,488
Other accruals and reserves                                      5,250           7,849           6,082
Allowance for doubtful accounts                                  1,348           7,623           4,349
Research credit carryforward                                     6,822           5,244           4,855
Accrued restructuring costs                                        708           2,581           6,164
Depreciation                                                     1,714           1,077             891
Software capitalization, net                                      (973)         (1,906)         (2,264)
Purchased intangibles                                           (2,876)         (5,613)         (7,506)
Valuation allowance                                            (77,519)        (86,054)        (71,059)
                                                          ------------    ------------    ------------
  Total                                                   $          -    $          -    $          -
                                                          ============    ============    ============

Due to the operating losses incurred by the Company for 2001 and prior years and the uncertainty as to profits in the future, management cannot conclude that realization of the Company's net deferred tax asset is more likely than not. Accordingly, as of December 31, 2001, the Company has provided a valuation allowance on 100% of the deferred tax asset.

The Company has U.S. federal, state and foreign net operating loss carryforwards as of December 31, 2001 of approximately $116,000,000, $59,000,000 and
$66,000,000, respectively. The federal and state losses expire in the years 2002 through 2022. The state net operating loss carryforwards that expire by 2003 approximate $2,600,000. The foreign losses have no expiration date. In addition, the Company has approximately $6,800,000 of federal and state research and development credit carryforwards that expire in the years 2002 through 2022. The federal research and development credit carryforwards that expire by 2003 approximate $175,000. As of December 31, 2001, the Company has a receivable of approximately $1,000,000 as a result of the carryback of federal net operating losses.

Included in the Company's net operating loss carryforwards are tax deductions relating to the exercise of non-qualified stock options totaling approximately $50,000,000. These losses are fully offset by a valuation allowance. Upon future realization of these deductions, approximately $20 million of the deferred tax asset will be credited directly to stockholders' equity.

NOTE 8.  STOCK PLANS

The Company has a total of eight stock option plans and has reserved a total of 12,025,000 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, directors, consultants, and others with important business relationships with the Company. Stock options are generally granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant.

The Company has an Employee Stock Purchase Plan (the Purchase Plan) authorizing the issuance of up to 2,250,000 shares of common stock to participating employees. The Purchase Plan permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a six-month offering period. As of December 31, 2001, a total of 1,695,487 shares have been issued under this plan.

The following is a summary of activity under the stock option plans:


                                                             Years Ended December 31,
                             ------------------------------------------------------------------------------------------
                                       2001                            2000                          1999
                             ----------------------------   ----------------------------  -----------------------------
                                               Weighted                       Weighted                      Weighted
                                                Average                        Average                       Average
                                               Exercise                       Exercise                      Exercise
                                Options         Price          Options         Price          Options        Price
                             ------------    ------------   ------------    ------------   ------------    ------------
Outstanding,
   beginning of period          8,596,955    $     7.6090      9,856,836    $     8.6607      7,133,089    $    10.3917
Granted                         1,523,880          1.1280      2,066,444          3.9626      5,084,900          6.7296
Exercised                         (10,768)         0.2029       (357,014)         6.2910       (281,934)         4.9691
Expired or canceled            (6,957,679)         7.2555     (2,969,311)         8.6424     (2,079,219)        10.3466
                             ------------                   ------------                   ------------
Outstanding, end of
  period                        3,152,388    $     5.3319      8,596,955    $     7.6090      9,856,836    $     8.6607
                             ============                   ============                   ============

Options exercisable             1,243,580    $    10.4117      3,606,112    $     9.8001      2,694,750    $     9.7285
                             ============                   ============                   ============

The following table summarizes information about stock options outstanding at December 31, 2001:

                                               Outstanding                                     Exercisable
                        ----------------------------------------------------------  -----------------------------------
                                             Weighted Average         Weighted                             Weighted
      Range of               Number             Remaining             Average             Number            Average
   Exercise Prices        Outstanding        Contractual Life      Exercise Price      Exercisable      Exercise Price
----------------------  -----------------  ---------------------   ---------------  -----------------  ----------------
$  0.11 to  1.13                789,384                   9.43     $        1.00             54,072    $         0.90
   1.14 to  1.49                763,640                   9.56              1.17             46,042              1.15
   1.66 to  3.60                130,612                   6.59              2.38             65,100              3.47
   3.66 to  3.94                275,250                   7.88              3.71            133,952              3.70
   4.00 to  5.94                190,825                   8.21              4.27             48,326              4.37
   6.00 to  8.01                 93,483                   7.01              6.74             54,358              6.82
   8.13 to 10.81                131,261                   6.05              9.49            103,486              9.51
  11.44 to 11.63                238,676                   6.20             11.53            204,404             11.53
  12.13 to 27.39                539,257                   6.58             15.38            533,840             15.36
                        ---------------                                             ---------------
                              3,152,388                   8.19     $        5.33          1,243,580    $        10.41
                        ===============                                             ===============



The Company complies with APB No. 25 "Accounting for Stock Issued to Employees" in accounting for stock options issued to employees. Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan. Had compensation costs for the Company's stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                                 Years Ended December 31,
                                                    -------------------------------------------
                                                        2001            2000             1999
                                                    ------------    ------------    -----------
               Net loss as reported                  $  (28,730)     $  (40,735)     $  (50,633)
               Net loss -- pro forma                 $  (28,462)     $  (59,959)     $  (78,066)
               Loss per share as reported            $    (0.69)     $    (0.98)     $    (1.25)
               Loss per share -- pro forma           $    (0.68)     $    (1.45)     $    (1.92)

The fair value of shares has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  Years Ended December 31,
                              --------------------------------------------------------------------------------------------
                                           2001                           2000                            1999
                              ----------------------------    ----------------------------    ----------------------------
                                  Stock                           Stock                           Stock
                                 Option         Purchase         Option         Purchase         Option         Purchase
                                  Plans           Plan            Plans           Plan            Plans           Plan
                              ------------    ------------    ------------    ------------    ------------    ------------
Expected life (years)              4.0             0.5             3.9             0.6             4.0             0.5
Risk-free interest rate            4.1%            3.5%            6.4%            6.2%            6.3%            4.7%
Volatility                         1.4             1.4             1.3             1.3             0.9             0.9
Dividend rate                      0.0%            0.0%            0.0%            0.0%            0.0%            0.0%


For options granted during the years ended December 31, 2001, 2000 and 1999, the weighted average fair value at date of grant was $0.96, $3.18, and $4.57, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the years ended December 31, 2001, 2000 and 1999, was $0.61, $2.22, and $3.34, per share, respectively.

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company's common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the year ended December 31, 2001, the Company recorded compensation expense of $1,095,000 related to restricted stock. The Company will record future compensation expense of up to $1,711,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date. Compensation expense to be charged to operations in 2002, 2003, 2004 and 2005 approximates $892,000, $415,000,
$372,000, and $32,000 respectively, assuming all restricted stock grants vest.

The stock compensation expense for the year ended December 31, 2001 was charged to the following lines in the Consolidated Statement of Operations:

               Cost of consulting revenues                       $  198,000
               Sales and marketing                                  305,000
               Software development                                  98,000
               General and administrative                           494,000
                                                                 ----------
                  Total compensation expense                     $1,095,000
                                                                 ==========

NOTE 9.  COMMON  STOCK

As of December 31, 2001, the total number of shares of common stock reserved for future issuance is as follows:

               Stock Option Plans                                5,882,500
               Employee Stock Purchase Plan                        554,513
               Series C Preferred Stock                            953,050
                                                                 ---------
                                                                 7,390,063
                                                                 =========


On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the
Plan) that is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20 percent of the Company's then outstanding common stock or commences a tender offer for at least 20 percent of the Company's then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction which the Company is not the surviving corporation or 50 percent or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company, having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20 percent or more of the outstanding shares of the Company's common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends. On October 30, 2001, pursuant to Section 27 of the Plan, the Company's Board of Directors agreed to restate the dividend it had declared under the Plan in an Amended and Restated Preferred Stock Rights Agreement dated November 13, 2001. The Company amended and restated the Plan to provide, among other things, that each right entitles the holder to purchase from the Company one one-hundredths of a share of preferred stock for $8.00 and that the rights will become exercisable ten days after a person or group announces acquisition of 15% or more of the Company's Common Stock or ten days after the commencement of a tender offer that would result in ownership of the offeror of 15% or more of the Company's Common Stock (unless the rights are redeemed by the Company). The rights, which expire on November 13, 2011, may be redeemed by the Company at a price of $0.01 per right.

NOTE 10.  PREFERRED STOCK

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

The holders of the Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be prior and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of December 31, 2001. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive, prior and in preference to any distribution to the common stockholders, an amount per share equal to $78.70. The Preferred Stock have an aggregate liquidation preference of approximately $7,500,000 at December 31, 2001.

NOTE 11.  RELATED PARTY TRANSACTIONS

EMPLOYEE ADVANCES

In May 2000, the Company made retention and incentive loans, totaling $620,000 to several officers of the Company. The promissory notes, made as advances against future incentive compensation and bearing interest at the rate of 6.53% per annum, were originally scheduled to mature on the earlier of the payout of the 2000 incentive compensation to each officer, or February 20, 2001. The due dates of all loans still outstanding as of February 20, 2001 were subsequently extended to February 20, 2002. All loans except two were paid in full by the extended due date. The due dates on the two remaining loan balances aggregating $162,000, after applying the 2000 and 2001 incentive compensation to each officer in February 2001 and 2002, have been extended to June 30, 2002 and February 20, 2003. Unpaid accrued interest from the inception of the notes to February 20, 2001 was forgiven, while interest on the notes for the period from February 2001 to February 2002 was accrued at 6.53%. Interest shall continue to accrue at 6.53% until notes are paid off in full.

RESTRICTED STOCK

In February 1996, the Company's Chief Executive Officer purchased 2,000,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured five-year full recourse promissory note in the principal amount of $3,500,000, bearing interest at 6% per annum. The Company also loaned to the Chief Executive Officer $3,500,000 pursuant to an unsecured five-year full recourse promissory note, bearing interest at the rate of 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above. In April 1998, the Board of Directors forgave any interest on such notes. In February 2001, the Company extended the due date on both loans to February 2003. In consideration for the extension, interest accrues on the notes at 6% per annum from the date of the amendment and the principal and interest is due and payable upon maturity of the notes in February 2003. In 2001, the Company recorded interest income of $345,000 related to these notes. Outstanding principal and interest related to these notes was $7,353,000 as of December 31, 2001.

In December 2001, the Company entered into a management retention agreement with its Chief Executive Officer which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provides for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement. Among other things, the agreement provides that in the event of a

Change in Control during the CEO's employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company will be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness. In the event of such forgiveness, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness. As of December 31, 2001, the balance of the CEO's indebtedness to the Company was $7,353,000 as discussed above.

In February 1996, one of the Company's former senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured five-year full recourse promissory note in the principal amount of $875,000, bearing interest at 6% per annum. The Company also loaned to this senior executive officer $875,000 pursuant to an unsecured five-year full recourse promissory note, bearing interest at the rate of 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above. In April 1998, the Board of Directors forgave any interest on such notes. As of December 31, 2000, the repurchase right lapsed with respect to 475,000 of the 500,000 shares, and the 25,000 unvested and unearned shares were returned to the Company. During the years ended December 31, 2001 and 2000, $127,000 and $1,180,000, respectively, was repaid in cash on the promissory notes. In February 2001, the Company extended the due date on the remaining principal balance of the unsecured note to August 2001 and then subsequently on August 7, 2001 extended the then remaining principal balance to February 2002. As part of the extensions, the note bears interest payable monthly at 6% per annum from the date of the first amendment. In 2001, the Company recorded interest income of $8,000 related to this note.

At the original modification date in February 2001, the interest rate in effect for this note was below a market rate of interest; thus, being accounted for as a variable stock award. As a result, during the year ended December 31, 2001, the Company recorded $4,000 of compensation expense related to this note, which was calculated using the Black-Scholes option pricing model. The secured note was fully paid in 2000. Outstanding principal and interest related to the unsecured note was $64,000 as of December 31, 2001. The remaining principal on the note was fully paid in February 2002, however, $8,000 in interest remains payable.

In April 1996, one of the Company's current officers purchased 450,000 shares of restricted stock at a purchase price of $6.25 per share, the then fair market value of the Company's common stock. In payment of one-half of the purchase price, the Company executed a secured five-year promissory full recourse note in the principal amount of $1,406,250 bearing interest at 6% per annum. The Company also loaned to this officer $1,406,250 pursuant to an unsecured five-year full recourse promissory note bearing interest at 6% per annum. This loan was used to fund the restricted stock purchase along with the secured note referenced above. In April 1998, the Board of Directors forgave any and all interest on such notes. As of December 31, 2000, the repurchase right lapsed with respect to 445,000 of the 450,000 shares and the 5,000 unvested and unearned shares were returned to the Company. In February 2001, the Company extended the due date on the remaining principal balance of the secured and unsecured notes to April 2002 and then subsequently on October 30, 2001 extended the notes to February 2003. In consideration for these extensions, the notes bear interest payable quarterly at 6% per annum beginning in April 2001. In 2001, the Company recorded interest income of $97,000 related to these notes.

At the modification date, the interest rate in effect for these notes was below a market rate of interest; thus, being accounted for as a variable stock award. Prior this individual returning to the Company as an employee in October 2001, the Company recorded $158,000 of compensation expense related to this award as a result of the variable nature of this stock award, which was calculated using the Black-Scholes option pricing model. On the date of change in grantee status, there was no intrinsic value related to these notes, and as a result, no additional compensation expense shall be recorded for these notes. Outstanding principal and interest related to these notes was $2,875,000 as of December 31, 2001.

NOTE 12.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first four percent of the eligible employee's deferred compensation contribution (as defined). The Company's contributions to the 401(k) Plan were approximately $950,000 for the year ended December 31, 2001, $1,140,000 for the year ended December 31, 2000, and $820,000 for the year ended December 31, 1999.

NOTE 13.   SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has prepared operating segment information to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company's reportable operating segments include software licenses, consulting, maintenance and other. Other consists primarily of resale of third party hardware and sales of business forms. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the years ended December 30, 2001, 2000 and 1999 is as follows (in thousands):

                                         Software
                                         Licenses      Consulting     Maintenance      Other          Total
                                       ------------   ------------   ------------   ------------   ------------
Year Ended December 31, 2001:
Revenues                               $     45,101   $     48,474   $     74,219   $      3,217   $    171,011
Cost of revenues                             16,965         40,094         20,946          2,021         80,026
                                       ------------   ------------   ------------   ------------   ------------
Gross Profit                           $     28,136   $      8,380   $     53,273   $      1,196   $     90,985
                                       ============   ============   ============   ============   ============

Year Ended December 31, 2000:
Revenues                               $     75,820   $     60,455   $     79,342   $      4,151   $    219,768
Cost of revenues                             25,392         52,731         23,738          2,331        104,192
                                       ------------   ------------   ------------   ------------   ------------
Gross Profit                           $     50,428   $      7,724   $     55,604   $      1,820   $    115,576
                                       ============   ============   ============   ============   ============

Year Ended December 31, 1999:
Revenues                               $     94,344   $     84,917   $     72,853   $      6,062   $    258,176
Cost of revenues                             18,015         75,191         26,158          3,238        122,602
                                       ------------   ------------   ------------   ------------   ------------
Gross Profit                           $     76,329   $      9,726   $     46,695   $      2,824   $    135,574
                                       ============   ============   ============   ============   ============


The following schedule presents the Company's operations by geographic area for the years ended December 31, 2001, 2000 and 1999:

                                         United        Australia                                        Latin
                                         States         and Asia        Europe          Canada         America      Consolidated
                                      ------------    ------------   ------------    ------------   ------------    ------------
Year Ended December 31, 2001:

Total revenues                        $    117,985    $     10,135   $     30,168    $      9,827   $      2,896    $    171,011
Operating income (loss)                    (26,135)            420         (8,165)          6,058         (1,101)        (28,923)
Identifiable assets                         56,800           8,697         16,660           4,024            590          86,771

Year Ended December 31, 2000:

Total revenues                        $    162,883    $     11,681   $     32,490    $     10,154   $      2,560    $    219,768
Operating income (loss)                    (32,143)          1,756        (10,343)          4,668         (5,323)        (41,385)
Identifiable assets                         99,846           8,230         22,019           4,420            272         134,787

Year Ended December 31, 1999:

Total revenues                        $    186,086    $     11,661   $     42,308    $     12,545   $      5,576    $    258,176
Operating income (loss)                    (45,054)            236        (13,334)          6,192            866         (51,094)
Identifiable assets                        123,426           8,126         31,666           6,959              -         170,177


NOTE 14.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected unaudited quarterly information for the Company's last four fiscal quarters. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

                                                         Year 2001 Quarter Ended
                                      -----------------------------------------------------------
                                       December 31    September 30      June 30        March 31
                                      ------------    ------------    ------------   ------------
Total revenues                        $     39,230    $     38,567    $     46,272   $     46,942
Operating (loss) income               $     (3,284)   $     (4,115)   $        549   $    (22,073)
Net (loss) income                     $     (2,695)   $     (4,494)   $        554   $    (22,095)
Earnings per share - diluted          $      (0.06)   $      (0.11)   $       0.01   $      (0.53)
Shares outstanding - diluted                42,186          42,058          42,770         41,676

Significant to the quarterly results of operations for the year ended December 31, 2001 are gain on sales of product lines of $11,880,000 recorded in the second quarter, $8,700,000 of provision for doubtful accounts due to declining economic conditions and write-downs of $1,000,000 relating to capitalized software development costs incurred during the first quarter, restructuring charges totaling $7,610,000 and $2,048,000 incurred in the second and fourth quarters, respectively, and a charge of $500,000 to reduce the carrying value of certain intangibles also incurred in the fourth quarter.

                                                        Year 2000 Quarter Ended
                                      ------------------------------------------------------------
                                       December 31    September 30      June 30         March 31
                                      ------------    ------------    ------------    ------------
Total revenues                        $     53,745    $     51,927    $     57,485    $     56,611
Operating loss                        $     (5,187)   $    (12,456)   $     (9,106)   $    (14,636)
Net loss                              $     (5,361)   $    (12,297)   $     (8,841)   $    (14,236)
Earnings per share - diluted          $      (0.13)   $      (0.30)   $      (0.21)   $      (0.35)
Shares outstanding - diluted                41,453          41,450          41,468          41,262


Significant to the quarterly results of operations for the year ended December 31, 2000 are write-downs of capitalized software development costs totaling $5,337,000 incurred during the third quarter of 2000, and a $2,000,000 litigation charge incurred during the fourth quarter of 2000. The provision for doubtful accounts aggregated $18,480,000 in 2000. The summation of earnings per share does not agree to the loss per share for the year as a result of rounding.

NOTE 15.  SUBSEQUENT EVENTS

On March 27, 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provide for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company's common stock being held in treasury. The total net proceeds from the sale were $316,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002 pursuant to the stock option exchange program executed in January 2001 (see Note 8), and the Company's repurchase of some of the vested shares as consideration for the Company's payment of applicable employee withholding taxes. Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 304(a) of Regulation S-K: The Company had a change in its certifying accountants as previously reported on Form 8-K dated April 10, 2001.

Item 304(b) of Regulation S-K: The Company had no disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 14, 2002 Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 14, 2002 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required here under is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 14, 2002 Annual Meeting of Stockholders entitled "Principle Shareholders."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its May 14, 2002 Annual Meeting of Stockholders entitled "Executive Compensation."

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

               1. Financial Statements

                  See Index to Consolidated Financial Statements at Item 8 on page 37 of this Report.

               2. Financial Statement Schedules

                  See Index to Consolidated Financial Statements at Item 8 on page 37 of this Report.

               3. Exhibits

INDEX TO EXHIBITS

   Exhibit No.                                                    Description                                               LOCATION
   -----------                                                    -----------                                               --------
     2.1     Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI                 (9)
             Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert (Schedules not
             included pursuant to Rule 601(b)(2) of Reg. S-K)

     2.2     Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS                   (11)
             Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve.  (Schedules not
             included pursuant to Rule 601(b)(2) of Reg. S-K)

     2.3     Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks               (14)
             Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

     3.1     Second Restated Certificate of Incorporation of the Company.                                                     (1)

     3.2     Certificate of Amendment to Second Restated Certificate of Incorporation of the Company                          (10)

     3.3     Certificate of Amendment to Second Restated Certificate of Incorporation                                         (10)

     3.4     Amended and Restated Bylaws of the Company, as currently in effect.                                              (8)

     3.6     Specimen Certificate of Common Stock.                                                                            (2)

     4.1     Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating                (4)
             Preferred Stock

     4.2     Amended and Restated Preferred Stock Rights Agreement, dated as of November 13, 2001, between Epicor             (5)
             Software Corporation and Mellon Investor Services LLC, including the form of Rights Certificate and the
             Summary of Rights attached thereto as Exhibits A and B, respectively.

     4.3     Certificate of Designation of Preferences of Series C Preferred Stock                                            (6)

    10.1*    Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock             (2)
             Purchase Plan - 1990 (the "1990 Plan").

    10.2*    Form of Incentive Option Agreement pertaining to the 1990 Plan.                                                  (2)

    10.3*    Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                                         (2)

    10.4*    Form of Restricted Share Agreement pertaining to the 1990 Plan.                                                  (2)

    10.5     Form of Indemnification Agreement for Officers and Directors of the Company.                                     (2)

    10.6     Platinum Software Corporation Employee Stock Purchase Plan, as amended.                                          (2)

    10.10*   1993 Nonqualified Stock Option Plan                                                                              (3)

    10.11*   Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.               (3)

    10.12*   1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.                      (5)

    10.13*   Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                                        (5)

    10.28    Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock           (6)
             Investors

    10.29    Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred            (6)
             Stock Investors

    10.30    Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred          (6)
             Stock Investors

    10.31    Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C               (6)
             Preferred Stock Investors

    10.33*   Employment Offer letter with L. George Klaus dated February 7, 1996.                                             (7)

    10.34*   Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.        (7)

    10.35*   Employment Offer letter with William L. Pieser dated February 7, 1996.                                           (7)

    10.36*   Restricted  Stock  Purchase  Agreement  between the Company and William L. Pieser  dated as of February 7,       (7)
             1996.

    10.42*   Employment Offer letter with Ken Lally dated as of April 1, 1996.                                                (7)

    10.43*   Restricted Stock Purchase Agreement between the Company and Ken Lally dated as of April 10, 1996.                (7)

    10.44*   1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.                                          (12)

    10.45    Platinum Software Corporation Clientele Incentive Stock Plan.                                                    (12)

    10.47*   1997 Nonqualified Stock Option Plan                                                                              (13)

    10.48*   Amended and Restated 1998 Nonqualified Stock Option Plan                                                         (15)

    10.49    Software Distribution License Agreement with FRx Software Corporation, as amended to date                        (15)

    10.50*   Executive  Employment  Agreement,  effective  as of October  13,  1998  between  the Company and Stuart W.       (16)
             Clifton, as amended

    10.51*   Noncompetition Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton             (16)

    10.52*   DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")                                                 (17)

    10.53*   Forms of Incentive Stock Option and Nonstatutory Stock Option under the Equity Plan                              (17)

    10.54*   DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended                                              (18)

    10.55*   Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation ("Sublease")                  (17)

    10.56    First Amendment to Sublease dated December 1, 1994                                                               (17)

    10.57    Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership               (19)

    10.58*   1995 Stock Option Plan, as amended of Interactive (the Interactive Option Plan)                                  (20)

    10.59    Form of Incentive Stock Option Plan under the Interactive Option Plan                                            (21)

    10.60    Warrant to purchase common stock by DataWorks to Cruttenden Roth Incorporated                                    (21)

    10.61    Lease between James S. Hekiman and William  Finard,  as Trustees of the Burlington  Woods Office Trust No.      (21)
             11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991

    10.62*   1997 Nonstatutory Stock Plan of Interactive                                                                     (22)

    10.63    Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998                (23)

    10.64    1999 Merger Transition Stock Option Plan and Form of Nonstatutory Stock Option Agreement                        (24)

    10.65    Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999      (24)

    10.66    Value Added Reseller Agreement with Ardent Software                                                             (24)

    10.67*   1999 Nonstatutory Stock Option Plan                                                                             (25)

    10.68    Bracknell Lease Agreement dated May 19, 1999                                                                    (26)

    10.69*   Employment Offer Letter with Richard L. Roll dated November 16, 1999                                            (27)

    10.70*   Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999                                (27)

    10.71*   Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999                                (27)

    10.72    Loan and Security  Agreement by and among Epicor  Software  Corporation  as borrower and Foothill  Capital      (28)
             corporation as lender dated as of July 26, 2000.

    10.73    Amendment to Loan and Security Agreement dated November 20, 2000                                                (29)

    10.74    Amendment to Loan and Security Agreement dated May 21, 2001                                                     (30)

    10.75*   Amendment to Note Secured by Stock Pledge  Agreement dated February 7, 2001 by and between the Company and
             L. George Klaus

    10.76*   Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus

    10.77*   Management  Retention  Agreement  dated as of  December  17, 2001 by and between the Company and L. George
             Klaus

    16.1     Letter re Change in Certified Auditor                                                                           (31)

    21.1     Subsidiaries of the Company

    23.1     Consent of Independent Auditors -- Deloitte & Touche LLP

    23.2     Consent of Independent Auditors -- Ernst & Young LLP

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

(5) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated November 21, 2001.

(6) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(7) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated November 21, 2001.

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

(29) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(30) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 8-K dated April 16, 2001.

        (b)    Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated April 10, 2001 to report under Item 4 its change in certifying accountants.

        (c)    Exhibits.

               The exhibits required by this Item are listed under Item 14(a).

        (d)    Financial Statement Schedules

               The financial statement schedules required by this Item are listed under Item 14(a).

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Epicor, e by Epicor, Vantage, Avante, Vista, Clientele and Platinum. Epicor, e by Epicor, Vantage, Avante, Vista, and Clientele are trademarks or registered trademarks of the Company. Platinum is a registered trademark of Computer Associates International, Inc. All other product names are trademarks or registered trademarks of their respective companies.

                           EPICOR SOFTWARE CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             Balance at     Provision                      Balance at
                                            Beginning of     for Bad         Amounts        End of
                                               Period         Debt         Written Off      Period
                                            ------------   ------------   ------------    ------------
For the Year Ended December 31, 1999        $     11,795   $     14,412   $     (9,107)   $     17,100

For the Year Ended December 31, 2000        $     17,100   $     18,480   $    (11,338)   $     24,242

For the Year Ended December 31, 2001        $     24,242   $     10,108   $    (26,084)   $      8,266

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2002.

                                                EPICOR SOFTWARE CORPORATION


                                                By: /s/ L. George Klaus
                                                    ----------------------------
                                                     L. George Klaus
                                                     Chairman of the Board and
                                                     Chief Executive Officer

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

         SIGNATURE                                      TITLE                            DATE
         ---------                                      -----                            ----
/s/ L. George Klaus                         Chairman of the Board, President
-------------------------------             and Chief Executive Officer
L. George Klaus                             (Principal Executive Officer)             March 29, 2002


/s/ Lee Kim                                 Senior Vice President and
-------------------------------             Chief Financial Officer
Lee Kim                                     (Principal Financial and
                                            Accounting Officer)                       March 29, 2002

/s/ Charles M. Boesenberg                   Director
-------------------------------
Charles Boesenberg                                                                    March 29, 2002

/s/ Harold D. Copperman                     Director
-------------------------------
Harold D. Copperman                                                                   March 29, 2002

/s/ Donald R. Dixon                         Director
-------------------------------
Donald R. Dixon                                                                       March 29, 2002

/s/ Thomas F. Kelly                         Director
-------------------------------
Thomas F. Kelly                                                                       March 29, 2002

                                 EXHIBIT INDEX



   Exhibit No.                                                    Description                                               LOCATION
   -----------                                                    -----------                                               --------
     2.1     Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI                 (9)
             Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert (Schedules not
             included pursuant to Rule 601(b)(2) of Reg. S-K)

     2.2     Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS                  (11)
             Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve.  (Schedules not
             included pursuant to Rule 601(b)(2) of Reg. S-K)

     2.3     Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks              (14)
             Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)

     3.1     Second Restated Certificate of Incorporation of the Company.                                                     (1)

     3.2     Certificate of Amendment to Second Restated Certificate of Incorporation of the Company                         (10)

     3.3     Certificate of Amendment to Second Restated Certificate of Incorporation                                        (10)

     3.4     Amended and Restated Bylaws of the Company, as currently in effect.                                              (8)

     3.6     Specimen Certificate of Common Stock.                                                                            (2)

     4.1     Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating                (4)
             Preferred Stock

     4.2     Amended and Restated Preferred Stock Rights Agreement, dated as of November 13, 2001, between Epicor             (5)
             Software Corporation and Mellon Investor Services LLC, including the form of Rights Certificate and the
             Summary of Rights attached thereto as Exhibits A and B, respectively.

     4.3     Certificate of Designation of Preferences of Series C Preferred Stock                                            (6)

    10.1*    Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock             (2)
             Purchase Plan - 1990 (the "1990 Plan").

    10.2*    Form of Incentive Option Agreement pertaining to the 1990 Plan.                                                  (2)

    10.3*    Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.                                         (2)

    10.4*    Form of Restricted Share Agreement pertaining to the 1990 Plan.                                                  (2)

    10.5     Form of Indemnification Agreement for Officers and Directors of the Company.                                     (2)

    10.6     Platinum Software Corporation Employee Stock Purchase Plan, as amended.                                          (2)

    10.10*   1993 Nonqualified Stock Option Plan                                                                              (3)

    10.11*   Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.               (3)

    10.12*   1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.                      (5)

    10.13*   Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.                                        (5)

    10.28    Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock           (6)
             Investors

    10.29    Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred            (6)
             Stock Investors

    10.30    Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred          (6)
             Stock Investors

    10.31    Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C               (6)
             Preferred Stock Investors

    10.33*   Employment Offer letter with L. George Klaus dated February 7, 1996.                                             (7)

    10.34*   Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.        (7)

    10.35*   Employment Offer letter with William L. Pieser dated February 7, 1996.                                           (7)

    10.36*   Restricted  Stock  Purchase  Agreement  between the Company and William L. Pieser  dated as of February 7,       (7)
             1996.

    10.42*   Employment Offer letter with Ken Lally dated as of April 1, 1996.                                                (7)

    10.43*   Restricted Stock Purchase Agreement between the Company and Ken Lally dated as of April 10, 1996.                (7)

    10.44*   1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.                                         (12)

    10.45    Platinum Software Corporation Clientele Incentive Stock Plan.                                                   (12)

    10.47*   1997 Nonqualified Stock Option Plan                                                                             (13)

    10.48*   Amended and Restated 1998 Nonqualified Stock Option Plan                                                        (15)

    10.49    Software Distribution License Agreement with FRx Software Corporation, as amended to date                       (15)

    10.50*   Executive  Employment  Agreement,  effective  as of October  13,  1998  between  the Company and Stuart W.      (16)
             Clifton, as amended

    10.51*   Noncompetition Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton            (16)

    10.52*   DataWorks 1995 Equity Incentive Plan, as amended ("Equity Plan")                                                (17)

    10.53*   Forms of Incentive Stock Option and Nonstatutory Stock Option under the Equity Plan                             (17)

    10.54*   DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended                                             (18)

    10.55*   Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation ("Sublease")                 (17)

    10.56    First Amendment to Sublease dated December 1, 1994                                                              (17)

    10.57    Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership              (19)

    10.58*   1995 Stock Option Plan, as amended of Interactive (the Interactive Option Plan)                                 (20)

    10.59    Form of Incentive Stock Option Plan under the Interactive Option Plan                                           (21)

    10.60    Warrant to purchase common stock by DataWorks to Cruttenden Roth Incorporated                                   (21)

    10.61    Lease between James S. Hekiman and William  Finard,  as Trustees of the Burlington  Woods Office Trust No.      (21)
             11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991

    10.62*   1997 Nonstatutory Stock Plan of Interactive                                                                     (22)

    10.63    Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998                (23)

    10.64    1999 Merger Transition Stock Option Plan and Form of Nonstatutory Stock Option Agreement                        (24)

    10.65    Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999      (24)

    10.66    Value Added Reseller Agreement with Ardent Software                                                             (24)

    10.67*   1999 Nonstatutory Stock Option Plan                                                                             (25)

    10.68    Bracknell Lease Agreement dated May 19, 1999                                                                    (26)

    10.69*   Employment Offer Letter with Richard L. Roll dated November 16, 1999                                            (27)

    10.70*   Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999                                (27)

    10.71*   Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999                                (27)

    10.72    Loan and Security  Agreement by and among Epicor  Software  Corporation  as borrower and Foothill  Capital      (28)
             corporation as lender dated as of July 26, 2000.

    10.73    Amendment to Loan and Security Agreement dated November 20, 2000                                                (29)

    10.74    Amendment to Loan and Security Agreement dated May 21, 2001                                                     (30)

    10.75*   Amendment to Note Secured by Stock Pledge  Agreement dated February 7, 2001 by and between the Company and
             L. George Klaus

    10.76*   Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus

    10.77*   Management  Retention  Agreement  dated as of  December  17, 2001 by and between the Company and L. George
             Klaus

    16.1     Letter re Change in Certified Auditor                                                                           (31)

    21.1     Subsidiaries of the Company

    23.1     Consent of Independent Auditors -- Deloitte & Touche LLP

    23.2     Consent of Independent Auditors -- Ernst & Young LLP

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

(5) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated November 21, 2001.

(6) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(7) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A, dated November 21, 2001.

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

(29) Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(30) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31) Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 8-K dated April 16, 2001.