Form 10-Q
period 2002-03-31
EPICOR SOFTWARE CORP
filed 2002-05-15
CIK 891178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-20740

EPICOR SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

195 Technology Drive
Irvine, California 92618-2402
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 585-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

As of May 7, 2002, there were 44,646,666 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1—Financial Statements:

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,564	$24,435
Accounts receivable, net	24,720	31,382
Prepaid expenses and other current assets	4,261	5,322

Total current assets	52,545	61,139
Property and equipment, net	5,310	6,263
Software development costs, net	2,438	2,946
Intangible assets, net	11,282	12,560
Other assets	4,095	3,863

Total assets	$75,670	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,050	$6,542
Accrued expenses	23,363	25,266
Current portion of long-term debt	3,617	3,655
Accrued restructuring costs	2,750	3,990
Deferred revenue	35,084	37,918

Total current liabilities	69,864	77,371

Long-term debt, net of current portion	1,111	2,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock	5,000	7,501
Common stock	45	44
Additional paid-in capital	247,437	244,771
Less: unamortized stock compensation expense	(1,397)	(1,711)
Less: notes receivable from officers for issuance of restricted stock	(10,423)	(10,292)
Accumulated other comprehensive loss	(3,362)	(3,264)
Accumulated deficit	(232,605)	(229,878)

Net stockholders’ equity	4,695	7,171

Total liabilities and stockholders’equity	$75,670	$86,771

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	$8,406	$12,326
Consulting	9,792	14,508
Maintenance	17,141	20,336
Other	645	760

Total revenues	35,984	47,930
Cost of revenues	17,256	23,722

Gross profit	18,728	24,208
Operating expenses:
Sales and marketing	10,722	16,929
Research and development	4,806	8,031
General and administrative	5,918	21,075
Stock based compensation expense	227	246

Total operating expenses	21,673	46,281

Loss from operations	(2,945)	(22,073)
Other income (expense), net	218	(22)

Loss before income taxes	(2,727)	(22,095)
Provision for income taxes	—	—

Net loss	$(2,727)	$(22,095)

Unrealized loss on foreign currency translation adjustments	(98)	(306)

Comprehensive loss	$(2,825)	$(22,401)

Net loss per share – basic and diluted	$(0.06)	$(0.53)
Weighted average common shares outstanding – basic and diluted	43,180	41,676

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(2,727)	$(22,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,853	4,130
Stock based compensation expense	227	246
Write-down of capitalized software development costs and prepaid assets	571	1,026
Provision for doubtful accounts	173	9,926
Interest accrued on notes receivable from officers	(195)	—
Changes in operating assets and liabilities:
Accounts receivable	6,489	6,878
Prepaid expenses and other current assets	490	629
Other assets	(232)	693
Accounts payable	(1,492)	(2,107)
Accrued expenses	(1,903)	(4,910)
Accrued restructuring costs	(1,240)	(101)
Deferred revenue	(2,834)	(1,877)

Net cash provided by (used in) operating activities	180	(7,562)
Investing activities
Purchases of property and equipment	(141)	(691)
Financing activities
Proceeds from exercise of stock options	1	—
Proceeds from employee stock purchases	298	527
Net proceeds from issuance of restricted stock	—	3
Purchase of treasury stock	(362)	—
Proceeds from sale of treasury stock	316	—
Payments on long-term debt	(1,156)	(2,013)
Proceeds from notes receivable from officers	64	—

Net cash used in financing activities	(839)	(1,483)
Effect of exchange rate changes on cash	(71)	(2)

Net decrease in cash and cash equivalents	(871)	(9,738)
Cash and cash equivalents at beginning of period	24,435	26,825

Cash and cash equivalents at end of period	$23,564	$17,087

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior period amounts in the Condensed Consolidated Statement of Operations have been reclassified to conform to the current period presentation.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the write-down of prepaid software royalty and the write-down of capitalized software development costs as discussed below) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Revenue Recognition

The Company recognizes revenue in accordance with a wide-ranging set of standards and interpretations of those standards under accounting principles generally accepted in the United States of America, consisting principally of:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA)
•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,”
•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission

The Company enters into contractual arrangements with end users of its products that may include software licenses, maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations on the part of the Company remain.

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the “residual method” as allowed under SOP 98-9 in accounting for any element of an arrangement that remains undelivered.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares of non-vested restricted stock. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,843,022 and 1,410,446 have been excluded from diluted weighted average common shares for the three months ended March 31, 2002 and 2001, respectively, as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss	$(2,727)	$(22,095)

Basic and diluted:
Weighted average common shares outstanding	44,483	43,739
Weighted average common shares of non-vested restricted stock	(1,303)	(2,063)

Shares used in the computation of basic and diluted net loss per share	43,180	41,676

Net loss per share—basic and diluted	$(0.06)	$(0.53)

Segment Information

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and other. Other consists primarily of resale of third-party hardware and sales of business forms. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended March 31, 2002:
Revenues	$8,406	$9,792	$17,141	$645	$35,984
Cost of revenues	3,591	9,119	4,172	374	17,256

Gross Profit	$4,815	$673	$12,969	$271	$18,728

Three months ended March 31, 2001:
Revenues	$12,326	$14,508	$20,336	$760	$47,930
Cost of revenues	5,294	12,029	5,889	510	23,722

Gross Profit	$7,032	$2,479	$14,447	$250	$24,208

The following schedule presents the Company’s operations by geographic area for the three months ended March 31, 2002 and 2001 (in thousands):

	United States	Australia and Asia	Europe	Canada	Latin America	Consolidated
Three months ended March 31, 2002:
Revenues	$25,326	$2,053	$6,255	$1,902	$448	$35,984
Operating income (loss)	(4,863)	279	651	1,206	(218)	(2,945)
Identifiable assets	44,756	9,345	17,792	3,449	328	75,670
Three months ended March 31, 2001:
Revenues	$34,113	$2,298	$7,856	$2,810	$853	$47,930
Operating income (loss)	(19,035)	87	(4,490)	1,399	(34)	(22,073)
Identifiable assets	73,126	7,953	17,001	4,117	169	102,366

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was adopted on January 1, 2002. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result the Company no longer amortizes goodwill, including goodwill recorded in past business combinations and other intangible assets with indefinite lives. The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements because as of December 31, 2001, the Company had no goodwill or other intangible assets with indefinite lives recorded in its consolidated financial statements.

The following summarizes the components of intangible assets (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$19,146	$12,604	$6,542	$19,146	$11,637	$7,509
Customer base	8,857	4,117	4,740	8,857	3,806	5,051

Total	$28,003	$16,721	$11,282	$28,003	$15,443	$12,560

Amortization expense of intangible assets for the three months ended March 31, 2002 and 2001 was $1,278,000 and $1,511,000. Estimated amortization expense for the remainder of 2002, 2003, 2004 and 2005 approximates $3,900,000, $4,884,000, $1,244,000 and $1,254,000.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by Accounting Principles Board No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations. The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103. The impact of this adoption for the three months ended March 31, 2001 was an increase in consulting revenues and consulting cost of revenues of $986,000 and maintenance revenues and maintenance cost of revenues of $2,000 for the three months ended March 31, 2001. As a result of this adoption, there was an increase in consulting revenues and consulting cost of revenues of $609,000 and maintenance revenues and maintenance cost of revenues of $7,000 for the three months ended March 31, 2002. The adoption of EITF D-103 and the related reclassification did not have an impact on the Company’s net loss or net loss per share.

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Balance at December 31, 2001	Cash Payments	Balance at March 31, 2002
Separation costs for terminated employees and contractors	$1,526	$(1,081)	$445
Facilities closing and downsizing	2,072	(126)	1,946
Remaining restructuring accrual from prior periods – 1999, 1998, 1997 and 1996	392	(33)	359

Accrued restructuring costs	$3,990	$(1,240)	$2,750

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of March 31, 2002, these terminations were completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure. In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended December 31, 2001. As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company. As of March 31, 2002, these terminations were completed.

The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2002. At March 31, 2002, the balance of severance costs represents remaining payments to already terminated employees, ongoing outplacement services and other benefit costs. Although the facility closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the quarters ended June 30, 2001 and December 31, 2001, additional charges of $1,720,000 and $13,000, respectively, were recorded for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

The remaining restructuring reserves from prior periods of $359,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable term of the leases expire.

Credit Facility

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. As of March 31, 2002, the interest rate on the term loan was 9%. The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of March 31, 2002, the Company has borrowing capacity of $4.3 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of March 31, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

Write-Down of Prepaid Software Royalty

During the quarter ended March 31, 2002, the Company determined that the carrying value of certain prepaid software royalties exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated product sales. Accordingly, a charge of approximately $600,000 is included in cost of revenues for the three months ended March 31, 2002 to reflect the write-down of the prepaid software royalty to its estimated net realizable value.

Write-Down of Capitalized Software Development Costs

During the quarter ended March 31, 2001, the Company determined that the carrying value of certain capitalized software development costs exceeded their net realizable value. This determination related to certain localized products marketed in Europe, due to the Company’s decision in the first quarter of 2001 to discontinue marketing such localized products, and to a component of one of its manufacturing products, due to declining revenues related to such component. Accordingly, a charge of approximately $1,000,000 is included in cost of revenues for the three months ended March 31, 2001 to reflect the write-down of these capitalized costs to their estimated net realizable value.

Conversion of Preferred Stock

During the quarter ended March 31, 2002, two preferred shareholders elected to convert 31,770 shares of Series C preferred stock into common stock. The Series C preferred stock converts on a 10 to 1 basis, and therefore, the 31,770 shares of preferred stock were converted into 317,770 shares of common stock of the Company.

Restricted Stock Purchase Agreements

On March 27, 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provide for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury. The total net proceeds from the sale were $316,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002 pursuant to the stock option exchange program executed in January 2001 (see Stock Option Exchange Program below). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Act.

Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three months ended March 31, 2002 and 2001, the Company recorded compensation expense of $227,000 and $246,000, respectively, related to restricted stock. The Company will record future compensation expense of up to $1,397,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date. Compensation expense to be charged to operations for the remainder of 2002, 2003, 2004 and 2005 approximates $629,000, $390,000, $348,000, and $30,000 respectively, assuming all restricted stock grants vest.

The breakdown of the stock based compensation charge for the three months ended March 31, 2002 and 2001 by the Company’s operating functions is as follows:

	Three Months Ended March 31,
	2002	2001
Cost of revenues	$50,000	$45,000
Sales and marketing	57,000	65,000
Research and development	24,000	24,000
General and administrative	96,000	112,000

Total compensation expense	$227,000	$246,000

Sales of Product Lines

In April 2001, the Company sold the assets of its Impresa for MRO (Impresa) product line, which primarily consisted of intellectual property, accounts receivable, customer lists, contracts and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa product line were assumed by the buyer. This resulted in an after tax gain of approximately $1,683,000 included in the results of operations for the quarter ended June 30, 2001. In September 2001, the Company received final cash consideration of $1,513,000 for this sale, resulting in an after tax gain of $1,513,000 included in the results of operations for the quarter ended September 30, 2001. The operations of the Impresa product line were not material to the Company’s results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows (PFW) product line, which primarily consisted of intellectual property, accounts receivable, inventories, customer lists, contracts and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. This sale resulted in an after tax gain of approximately $8,684,000 included in the results of operations for the quarter ended June 30, 2001. The operations of the PFW product line were not material to the Company’s results of operations.

Contingencies

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

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California (the Court) against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint was purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleged that the defendants made material misrepresentations and omissions concerning DataWorks’ acquisition of Interactive Group, Inc. and demand for DataWorks’ products. The Company was named as a defendant solely as DataWorks’ successor, and was not alleged to have taken part in the alleged misconduct. No damage amount was specified in the complaint. On January 31, 2002, the Court issued an order granting the defendants’ motion to dismiss the complaint with prejudice as to all claims and defendants. Subsequently, the plaintiffs appealed the dismissal. The Company believes there is no merit to this lawsuit or to the appeal and intends to continue to defend against it vigorously. The ultimate outcome of this suit or any potential loss is not presently determinable and no amount has been recorded in the consolidated financial statements.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company designs, develops, markets and supports integrated enterprise business software solutions for use by mid-sized companies, as well as divisions and subsidiaries of larger corporations worldwide. These integrated solutions address customers’ requirements in the areas of customer relationship management, financials, distribution, manufacturing and eBusiness. The Company’s business solutions are focused on the midmarket, which generally includes companies between $10 million and $500 million in annual revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of VARs, distributors and authorized consultants.

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

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to Unaudited Condensed Consolidated Financial Statements.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract
•	Availability of products to be delivered
•	Time period over which services are to be performed
•	Creditworthiness of the customer
•	The complexity of customizations to the Company’s software required by service contracts
•	The sales channel through which the sale is made (direct, VAR, distributor, etc.)
•	Discounts given for each element of a contract
•	Any commitments made as to installation or implementation “go live” dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future revenues and operating results.

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater then the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse impact on the Company’s operating results for the periods in which such additional expense occurs.

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as a large decrease in revenues or the discontinuation of a particular product line could require future write-downs in the Company’s capitalized software development costs and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Intangible Assets

The Company’s intangible assets were recorded as a result of an acquisition in December 1998 and represent acquired technology and customer base. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Balance at December 31, 2001	Cash Payments	Balance at March 31, 2002
Separation costs for terminated employees and contractors	$1,526	$(1,081)	$445
Facilities closing and downsizing	2,072	(126)	1,946
Remaining restructuring accrual from prior periods – 1999, 1998, 1997 and 1996	392	(33)	359

Accrued restructuring costs	$3,990	$(1,240)	$2,750

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001.

As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of March 31, 2002, these terminations were completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure. In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended December 31, 2001. As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company. As of March 31, 2002, these terminations were completed.

The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2002. At March 31, 2002, the balance of severance costs represents remaining payments to already terminated employees, ongoing outplacement services and other benefit costs. Although the closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire. The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

For the quarters ended June 30, 2001 and December 31, 2001, additional charges of $1,720,000 and $13,000, respectively, were recorded for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The 2001 restructurings enabled the Company to reduce its recurring quarterly costs and expenses by approximately $10 million in the first quarter of 2002, as compared to the first quarter of 2001. The Company expects that the 2001 restructurings will continue to provide approximately $10 million in quarterly cost savings for the remainder of 2002, as compared to the first quarter of 2001.

The remaining restructuring reserves from prior periods of $359,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable term of the leases expire.

Sales of Product Lines

In April 2001, the Company sold the assets of its Impresa for MRO (Impresa) product line, which primarily consisted of intellectual property, accounts receivable, customer lists, contracts and fixed assets, for approximately $2,900,000 in cash, plus other future consideration. Additionally, certain liabilities of the Impresa product line were assumed by the buyer. This resulted in an after tax gain of approximately $1,683,000 included in the results of operations for the quarter ended June 30, 2001. In September 2001, the Company received final cash consideration of $1,513,000 for this sale, resulting in an after tax gain of $1,513,000 included in the results of operations for the quarter ended September 30, 2001. The operations of the Impresa product line were not material to the Company’s results of operations.

In May 2001, the Company sold the assets of its Platinum for Windows (PFW) product line, which primarily consisted of intellectual property, accounts receivable, inventories, customer lists, contracts and fixed assets, for $7,000,000 in cash. Additionally, certain liabilities of the PFW product line were assumed by the buyer. This sale resulted in an after tax gain of approximately $8,684,000 included in the results of operations for the quarter ended June 30, 2001. The operations of the PFW product line were not material to the Company’s results of operations.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 (in millions, except percentages):

	Three Months Ended March 31,
	2002	2001	Change $	Change %
Revenues:
License fees	$8.4	$12.3	$(3.9)	(31.8)%
Consulting	9.8	14.5	(4.7)	(32.5)%
Maintenance	17.1	20.3	(3.2)	(15.7)%
Other	0.7	0.8	(0.1)	(15.1)%

Total revenues	$36.0	$47.9	$(11.9)	(24.9)%
As a percentage of total revenues:
License fees	23.4%	25.7%
Consulting	27.2%	30.3%
Maintenance	47.6%	42.4%
Other	1.8%	1.6%

Total revenues	100.0%	100.0%
Gross profit	$18.7	$24.2	$(5.5)	(22.6)%
As a percentage of total revenues	52.0%	50.5%
Sales and marketing expense	$10.7	$16.9	$(6.2)	(36.7)%
As a percentage of total revenues	29.8%	35.3%
Research and development expense	$4.8	$8.0	$(3.2)	(40.2)%
As a percentage of total revenues	13.4%	16.8%
General and administrative expense	$5.9	$21.1	$(15.2)	(71.9)%
As a percentage of total revenues	16.4%	44.0%

Revenues

License fee revenues decreased in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2002, as compared to the same period in 2001. This decrease is due largely to an accelerated downturn in the North American economy. The Company believes that these economic conditions are causing businesses, including midmarket businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales. The Company expects license fee revenues to increase during the remainder of 2002 as the economy begins to recover.

Consulting revenues decreased in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2002, as compared to the same period in 2001. This decrease is mainly due to fewer implementation engagements as a result of lower software sales. The previously discussed sale of the Impresa product line in the second quarter of 2001 also resulted in a decrease in consulting revenues of approximately $0.6 million for the three months ended March 31, 2002. The Company expects consulting revenues to remain at or near current levels for the remainder of 2002 due to the fact that consulting revenues lag an increase in license revenues.

Maintenance revenues decreased in absolute dollars for the three months ended March 31, 2002, as compared to the same period of 2001. Approximately $1.8 million of this decrease is due to the sales of the PFW and Impresa product lines in the second quarter of 2001. Although maintenance revenues decreased in absolute dollars, as a percentage of total revenues, maintenance revenues increased. This is primarily due to the decrease in the total revenue base. The Company expects maintenance revenues to remain at or near current levels for the remainder of 2002.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars for the three months ended March 31, 2002, as compared to the same period in 2001, is due to a decrease in third-party hardware sales directly attributable to the decrease in software license fees.

International revenues were $10.7 million and $13.8 million in the first quarter of 2002 and 2001, respectively, representing 29.6% and 28.8%, of total revenues. The increase in international revenues as a percentage of total revenues is primarily attributable to the decrease in North American revenues resulting from the economic downturn. The Company believes the North American economic downturn has not significantly impacted international markets. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Gross Profit

Cost of revenues consist primarily of royalties paid for third-party software incorporated into the Company’s products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization and write-down of capitalized software development costs; the amortization of acquired intangible assets; and the write-down of prepaid software royalties. A charge of approximately $0.6 million is included in cost of revenues for the quarter ended March 31, 2002 to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales. Additionally, a charge of approximately $1.0 million is included in cost of revenues for the quarter ended March 31, 2001 to write-down capitalized software development costs due to the Company’s decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company’s manufacturing products.

The decline in gross profit in absolute dollars for the three months ended March 31, 2002 as compared to the same period in 2001, is primarily due to the decrease in total revenues. However, the gross profit as a percentage of total revenues increased. The increase in gross margin over 2001 is primarily due to improved margins from maintenance revenues as a result of the 2001 restructurings and the Company’s continued cost savings measures, offset by reduced margins from consulting revenues. The reduction in consulting margins is due to the decrease in consulting revenues and the short-term, fixed nature of the underlying service costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2002, compared to the same period in 2001, is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, and lower commissions expense resulting from decreased software license fee revenue. Additionally, during the three month period ended March 31, 2002, the Company decreased its advertising and related costs as compared to the same period in 2001, as a result of the 2001 restructurings and cost savings measures implemented in 2001. The Company expects sales and marketing expenses to remain at these reduced levels for the remainder of 2002.

Research and Development

Research and development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company’s products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. For the three months ended March 31, 2002 and 2001, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the quarters ended March 31, 2002 and 2001, was insignificant. Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

The decrease in research and development expenses in both absolute dollars and as a percentage of revenues, for the three months ended March 31, 2002, as compared to the same period in 2001, is largely due to the decrease in salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, the previously discussed sales of the PFW and Impresa product lines in the second quarter of 2001 and the Company’s efforts to move certain research and development activities to lower-cost offshore locations. The Company expects research and development expenses to remain at these reduced levels for the remainder of 2002, due to the 2001 restructurings and cost savings measures implemented in 2001.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The decrease in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2002, as compared to the same period in 2001, is due to the decrease in the costs of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings and a decrease in the provision for doubtful accounts as a result of improved collection efforts. The Company expects general and administrative expenses to remain at these reduced levels for the remainder of 2002, due to the 2001 restructurings and cost savings measures implemented in 2001.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit, long-term debt and cash flows as of and for the three months ended March 31, 2002 (in millions):

March 31, 2002
Cash and cash equivalents	$23.6
Working capital deficit	(17.3)
Long-term debt, net of current portion	1.1
Net cash provided by operating activities	0.2
Net cash used in investing activities	(0.1)
Net cash used in financing activities	(0.8)

As of March 31, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of $23.6 million. The Company’s operating activities provided $0.2 million in cash during the three months ended March 31, 2002 despite the reported net loss of $2.7 million. This is primarily due to the Company’s ongoing improvements in its accounts receivable collection efforts and the $2.9 million non-cash impact of depreciation and amortization recorded in the first quarter of 2002. At March 31, 2002, the Company has $2.8 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $1.1 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

The Company’s principal investing activities for the three months ended March 31, 2002 included capital expenditures of $0.1 million.

Financing activities for the three months ended March 31, 2002 included payments of $1.2 million made against the Company’s debt obligations and payments of $0.4 million to acquire treasury stock in connection with the stock option exchange program. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.3 million and proceeds from the sale of treasury stock of $0.3 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10.0 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. As of March 31, 2002, the interest rate on the term loan was 9%. The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of March 31, 2002, the Company has borrowing capacity of $4.3 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of March 31, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company has taken steps to reduce its operating expenses as part of its December 1999, April 2001 and December 2001 restructurings, all of which included a reduction in workforce and facilities consolidation and closure. Based on the savings generated from the 2001 restructurings and cash proceeds from the sales of the Company’s PFW and Impresa product lines, the Company generated positive overall cash flow in the second, third and fourth quarters of 2001. The Company expects to generate positive cash flow from operations for the year ended December 31, 2002.

As of March 31, 2002, the Company had cash and cash equivalents of $23.6 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $4.3 million. The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2002 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions.

The Company reported a net loss for the three months ended March 31, 2002 of $2.7 million. While management’s goal is to continue to reduce and eliminate losses and achieve profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to achieve operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was adopted on January 1, 2002. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result the Company no longer amortizes goodwill, including goodwill recorded in past business combinations and other intangible assets with indefinite lives. The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements because as of December 31, 2001, the Company had no goodwill or other intangible assets with indefinite lives recorded in its consolidated financial statements.

The following summarizes the components of intangible assets (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$19,146	$12,604	$6,542	$19,146	$11,637	$7,509
Customer base	8,857	4,117	4,740	8,857	3,806	5,051

Total	$28,003	$16,721	$11,282	$28,003	$15,443	$12,560

Amortization expense of intangible assets for the three months ended March 31, 2002 and 2001 was $1,278,000 and $1,511,000. Estimated amortization expense for the remainder of 2002, 2003, 2004 and 2005 approximates $3,900,000, $4,884,000, $1,244,000 and $1,254,000.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by Accounting Principles Board No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company netted reimbursements received for out-of-pocket expenses against related expense in the statement of operations. The Company adopted EITF D-103 on January 1, 2002 and has reclassified prior period financial statements to conform to the requirements of EITF D-103. The impact of this adoption for the three months ended March 31, 2001 was an increase in consulting revenues and consulting cost of revenues of $986,000 and maintenance revenues and maintenance cost of revenues of $2,000 for the three months ended March 31, 2001. As a result of this adoption, there was an increase in consulting revenues and consulting cost of revenues of $609,000 and maintenance revenues and maintenance cost of revenues of $7,000 for the three months ended March 31, 2002. The adoption of EITF D-103 and the related reclassification did not have an impact on the Company’s net loss or net loss per share.

Certain Factors that May Affect Future Results

Forward Looking Statements—Safe Harbor.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company’s expectation that (i) severance costs and a substantial amount of the facilities costs will be paid out by the end of 2002, (ii) restructuring obligations will be funded from existing cash reserves, operations and its credit facility, (iii) the 2001 restructurings will provide approximately $10 million in quarterly cost savings for the remainder of 2002, as compared to the first quarter of 2001, (iv) license fee revenues will increase during the remainder of 2002 as the economy begins to recover, (v) consulting revenues will remain at or near current levels for the remainder of 2002 due to the fact that consulting revenues lag an increase in license revenues, (vi) maintenance revenues will remain at or near current levels for the remainder of 2002, (vii) 2002 international revenues will remain a significant portion of total revenues, (viii) operating expenses will remain at or near first quarter 2002 levels for the remainder of 2002 due to the 2001 restructurings and cost savings measures implemented in 2001, (ix) the Company will generate positive cash flow from operations for the year ended December 31, 2002, and (x) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 19 to 26. Because of these and other factors that may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its annual report on Form 10-K for the year ended December 31, 2001 at pages 14 to 21 and quarterly reports on Form 10-Q to be filed by the Company during 2002.

Since December 31, 2000, our cash and cash equivalents and working capital have declined. We may not be able to collect aged accounts receivable and we may need to raise additional cash to fund our working capital requirements.

The Company’s cash and cash equivalents have decreased from $24.4 million at December 31, 2001 to $23.6 million at March 31, 2002. The Company’s working capital has declined from a working capital deficit at December 31, 2001 of $16.2 million to a working capital deficit at March 31, 2002 of $17.3 million. If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2002, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. In addition, although the Company currently has in place a bank line of credit, the Company has in prior quarters violated the financial covenants included in the terms of that credit agreement. The Company received waivers from its lender for these violations and renegotiated the financial covenants to reduce the thresholds required for compliance with the covenants. The Company complied with the revised covenants in the first quarter of 2002. However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants in the future. Should such violations occur, there can be no assurance that the Company would be able to secure alternative funding or, if secured, on favorable terms. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. Although the proportion of accounts receivables over 90 days old has decreased since the end of 2000, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to its current bank credit facility. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

Our quarterly operating results are subject to fluctuations and if we fail to meet expectations of securities analysts or investors our share price may decrease.

The Company’s quarterly operating results have fluctuated in the past. The Company’s operating results may fluctuate in the future as a result of many factors that may include:

•	The demand for the Company’s products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions
•	Fluctuations in the length of the Company’s sales cycles
•	Changes in accounting standards, including revenue recognition standards
•	The size and timing of orders for the Company’s products
•	The number, timing and significance of new product announcements by the Company and its competitors
•	The Company’s ability to introduce and market new and enhanced versions of its products on a timely basis
•	The level of product and price competition
•	Changes in operating expenses of the Company
•	Changes in average selling prices

In addition, the Company has historically realized a significant portion of its revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

Due to the above factors, among others, the Company’s revenues will be difficult to forecast. The Company, however, will base its expense levels, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results because a relatively small amount of the Company’s expenses will vary with its revenues in the short run. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company’s operating results will be below the expectations of public market analysts and investors. Such an event would likely have a material adverse effect upon the price of the Company’s Common Stock.

If we fail to rapidly develop and introduce new products and services, we will not be able to compete effectively and our ability to generate revenues will suffer.

The market for the Company’s software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire eBusiness software applications, or applications that enable a customer to engage in commerce or service over the Internet. As companies introduce products that embody new technologies or as new industry standards emerge, such as web-based applications or applications that support eBusiness, existing products may become obsolete and unmarketable. Development of new technologies may also cause the Company to change how it licenses or prices its products, possibly adversely impacting the Company’s revenues and operating results. Such emerging licensing models include subscription based licensing in which the licensee essentially rents the software for a defined period of time as opposed to the current perpetual license model. The Company’s future business, operating results and financial condition will depend on its ability to:

•	Enhance its existing products
•	Develop, deliver and achieve market acceptance of new and/or improved products that address the increasingly sophisticated needs of its customers, particularly in the areas of eBusiness and eCommerce
•	Develop products for additional platforms
•	Effectively train its sales force to sell an integrated suite of eBusiness products
•	Effectively recognize and implement emerging industry standards and models

Further, if the Company fails to respond to technological advances, emerging industry standards, including licensing models, and end-user requirements, or experiences any significant delays in product development or introduction, the Company’s competitive position and revenues could be adversely affected. The Company’s success will depend on its ability to continue to develop and successfully introduce new products and services, including those in the eBusiness arena. The Company cannot assure you that it will successfully develop and market such new and/or improved products on a timely basis, if at all. In developing new products, the Company may encounter software errors or failures that force the delay in the commercial release of the new products. Any such delay or failure to develop could have a material adverse effect on the Company’s business, results of operations and financial condition. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company’s existing products. The Company cannot assure you that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company’s business, operating results and financial condition.

Our software products may contain errors or defects, which could result in the rejection of our products and damage our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

Software products as complex as the ERP products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company, and by current and potential customers, the Company’s products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. The Company from time to time is notified by some of its customers of errors in its various product lines. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, technical problems with the current release of the database platforms on which the Company’s products operate could impact sales of these products, which could have a material adverse effect on the Company’s results of operations.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in California were subjected to an increased probability of rolling electrical blackouts during the summer of 2001 as a consequence of a shortage of available electrical power. It is possible that we could again be subject to such blackouts in the future. In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. In addition, terrorist acts or acts of war may cause damage or disruption to the Company, its employees, facilities, suppliers, distributors and VARs, and customers, which could have a material adverse effect on the Company’s operations and financial results. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

Revenue recognition accounting standards and interpretations may change, causing the Company to recognize lower revenues.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.” The Company adopted SOP 97-2, as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted SAB 101 during the fourth quarter of fiscal 2000.

The accounting profession and the SEC continue to discuss certain provisions of SOP 97-2, SAB 101 and other revenue recognition standards and related interpretations with the objective of providing additional guidance on potential application of the standards and interpretations. These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in the Company’s current revenue accounting practices, which could cause the Company to recognize lower revenues. As a result, the Company may need to change its business practices.

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

As part of its business strategy, the Company intends to continue to expand its product offerings to include application software products that are complementary to its existing ERP applications, particularly in the areas of eBusiness and eCommerce. This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements. The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company. Such risks may include the following:

•	The difficulty of integrating previously distinct businesses into one business unit
•	The substantial management time devoted to such activities
•	The potential disruption of the Company’s ongoing business
•	Undisclosed liabilities
•	Failure to realize anticipated benefits (such as synergies and cost savings)
•	Issues related to product transition (such as development, distribution and customer support)

The Company expects that the consideration it would pay in such future acquisitions would consist of stock, rights to purchase stock, cash or some combination of the aforementioned. If the Company issues stock or rights to purchase stock in connection with these future acquisitions, earnings (loss) per share and then-existing holders of the Company’s Common Stock may experience dilution.

The risks that the Company may encounter in licensing technology from third parties include the following:

•	The difficulty in integrating the third party product with the Company’s products
•	Undiscovered software errors in the third party product
•	Difficulties in selling the third party product
•	Difficulties in providing satisfactory support for the third party product

•	Potential infringement claims from the use of the third party product
•	Discontinuation of third party product lines

We rely in part, on distributors and VARs to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through VARs and distributors. The Company’s distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The Company recently announced that effective February 1, 2002, the Company’s e by Epicor VAR program would no longer require VARs to sell the Company’s products exclusive of competing product lines. The Company is currently in the process of implementing this change to its VAR program. The long term impact of this change in the VAR channel to the Company’s performance is as of yet undetermined, as is whether the Company’s ability to generate license revenue from its e by Epicor products will prove to be adversely or favorably impacted, which would effect the Company’s consolidated results of operations and cash flows.

There can be no assurance that having a direct sales force will not lead to conflicts with the Company’s VAR channels.

We derive a substantial portion of our revenue from the sale of enterprise application software and related support services. If those sales suffer, our business will be negatively impacted.

The Company derives its revenue from the sale of its various ERP application software packages and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would have a material adverse affect on the Company’s business, results of operations and performance. For example, the market for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Similarly, in 2001 and continuing through the first quarter of 2002, the market for ERP applications continued to be negatively impacted by the domestic economic slowdown. Other such events may include:

•	Competition from other products
•	Significant flaws in the Company’s products
•	Incompatibility with third-party hardware or software products
•	Negative publicity or evaluation of the Company or its products
•	Obsolescence of the hardware platforms or software environments in which the Company’s systems run

Our products rely on third party software products and our reputation and results of operations could be adversely affected by our inability to control their operations.

The Company’s products incorporate and use software products developed by other entities. The Company cannot assure you that such third parties will:

•	Remain in business
•	Support the Company’s product lines
•	Maintain viable product lines
•	Make their product lines available to the Company on commercially acceptable terms

Any significant interruption in the supply of such third-party technology could have a material adverse effect on the Company’s business, results of operation, cash flows and financial condition.

The market for web-based development tools, application products and consulting and education services is emerging and it could negatively affect our client/server-based products.

The Company’s development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in a client/server computing environment. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. The Company believes that the environment for application software is continuing to change from client/server to a web-based environment to facilitate eBusiness. If the Company fails to respond effectively to evolving requirements of this market, the Company’s business, financial condition, results of operations and cash flows will be materially and adversely affected.

The continuing impact on the Company of emerging areas such as the Internet, on-line services, eBusiness applications and electronic commerce is uncertain and could negatively impact our business.

There can be no assurance that the Company will be able to continue to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for web-enabled and eBusiness applications, as well as other industry adopted and de facto standards for the Internet, are continuing to evolve rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas. The success of the Company’s product offerings depends, in part, on its ability to continue developing products that are compatible with the Internet.The increased commercial use of the Internet will require substantial modification and customization of the Company’s products and the introduction of new products. The Company may not be able to effectively compete in the Internet-related products and services market.

Critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain partially and/or fully unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, the Company’s business, operating results, cash flows and financial condition could be materially and adversely affected.

The market for our products is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the ERP computer software industry in particular are very competitive and subject to rapid technological change. Many of the Company’s current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company has. A number of companies offer products that are similar to the Company’s products and that target the same markets. In addition, any of these competitors may be able to respond quicker to new or emerging technologies and changes in customer requirements (such as eBusiness and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt quicker than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

We may not be able to maintain and expand our business if we are not able to retain, hire and integrate sufficiently qualified personnel.

The Company’s success depends on the continued service of key management personnel that are not subject to an employment agreement. In addition, the competition to attract, retain and motivate qualified technical, sales and operations personnel is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in research and development and customer support. There is no assurance that the Company can retain its key personnel or attract other qualified personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in international markets. There is no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. International sales are subject to inherent risks, including:

•	Changes in regulatory requirements
•	Tariffs and other barriers
•	Unfavorable intellectual property laws
•	Fluctuating exchange rates
•	Difficulties in staffing and managing foreign sales and support operations
•	Longer accounts receivable payment cycles
•	Potentially adverse tax consequences, including repatriation of earnings
•	Development and support of localized and translated products
•	Lack of acceptance of localized products in foreign countries
•	Burdens of complying with a wide variety of foreign laws
•	Effects of high local wage scales and other expenses
•	Shortage of skilled personnel required for the local operation
•	Euro adoption

Any one of these factors could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. The Company does not have any hedging or similar foreign currency contracts. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

If third parties infringe our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company does take legal action against third parties whom the Company believes are infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

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

In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers and distributors to enable them to customize the software to meet their particular requirements or translate or localize the products for resale in foreign countries, as the case may be. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers or distributors will take adequate precautions to protect the Company’s source code or other confidential information.

Substantial sales of our stock could cause our stock price to decline.

As of May 7, 2002, the Company had 44,646,666 shares of common stock outstanding as well as 63,535 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval.The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company’s Common Stock.

The market for our stock is volatile and fluctuations in operating results, changes in earnings estimates by analysts and other factors could negatively affect our stock’s price.

The market prices for securities of technology companies, including the Company, have been quite volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, Nasdaq or other regulatory entities, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies’ operating performance. These conditions may adversely affect the market price of the Company’s Common Stock.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At March 31, 2002 the Company had $23.6 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $177,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates. The Company had approximately $4.4 million in variable rate debt outstanding at March 31, 2002. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $25,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk.    The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 29.6% of the Company’s total revenues for the three months ended March 31, 2002 and 28.6% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

PART II

OTHER INFORMATION

Item 1—Legal Proceedings

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

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California (the Court) against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint was purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleged that the defendants made material misrepresentations and omissions concerning DataWorks’ acquisition of Interactive Group, Inc. and demand for DataWorks’ products. The Company was named as a defendant solely as DataWorks’ successor, and was not alleged to have taken part in the alleged misconduct. No damage amount was specified in the complaint. On January 31, 2002, the Court issued an order granting the defendants’ motion to dismiss the complaint with prejudice as to all claims and defendants. Subsequently, the plaintiffs appealed the dismissal. The Company believes there is no merit to this lawsuit or to the appeal and intends to continue to defend against it vigorously. The ultimate outcome of this suit or any potential loss is not presently determinable and no amount has been recorded in the consolidated financial statements.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 6—Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date:    May 14, 2002
/S/ LEE KIM
Lee Kim
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)