Form 10-Q
period 2002-06-30
EPICOR SOFTWARE CORP
filed 2002-08-14
CIK 891178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 1, 2002, there were 44,916,906 shares of common stock outstanding.

FORM 10-Q INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations and Comprehensive Operations (unaudited) for the Three Months and Six Months Ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURE		32

PART I

FINANCIAL INFORMATION

Item 1—Financial Statements:

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$29,326	$24,435
Accounts receivable, net	22,469	31,382
Prepaid expenses and other current assets	4,213	5,322

Total current assets	56,008	61,139
Property and equipment, net	4,649	6,263
Software development costs, net	1,975	2,946
Intangible assets, net	10,003	12,560
Other assets	2,937	3,863

Total assets	$75,572	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,986	$6,542
Accrued expenses	24,430	25,266
Current portion of long-term debt	3,603	3,655
Accrued restructuring costs	2,207	3,990
Deferred revenue	35,376	37,918

Total current liabilities	70,602	77,371

Long-term debt, net of current portion	556	2,229

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	5,000	7,501
Common stock	45	44
Additional paid-in capital	247,425	244,771
Less: treasury stock at cost	(39)	—
Less: unamortized stock compensation expense	(1,173)	(1,711)
Less: notes receivable from officers for issuance of restricted stock	(10,570)	(10,292)
Accumulated other comprehensive loss	(2,682)	(3,264)
Accumulated deficit	(233,592)	(229,878)

Net stockholders’ equity	4,414	7,171

Total liabilities and stockholders’equity	$75,572	$86,771

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License fees	$9,250	$13,276	$17,656	$25,602
Consulting	9,731	13,746	19,523	28,254
Maintenance	16,991	19,329	34,132	39,665
Other	835	864	1,480	1,624

Total revenues	36,807	47,215	72,791	95,145
Cost of revenues	14,663	19,179	30,139	40,793
Amortization of intangible assets and capitalized software development costs	1,776	2,178	3,556	4,286

Total cost of revenues	16,439	21,357	33,695	45,079

Gross profit	20,368	25,858	39,096	50,066
Operating expenses:
Sales and marketing	11,273	14,879	21,995	31,808
Research and development	4,543	6,317	9,349	14,348
General and administrative	5,052	6,418	10,970	27,493
Stock based compensation expense	207	452	434	698
Restructuring charges and other	—	7,610	—	7,610
Gain on sales of product lines	—	(10,367)	—	(10,367)

Total operating expenses	21,075	25,309	42,748	71,590

Income (loss) from operations	(707)	549	(3,652)	(21,524)
Other income (expense), net	(280)	5	(62)	(17)

Income (loss) before income taxes	(987)	554	(3,714)	(21,541)
Provision for income taxes	—	—	—	—

Net income (loss)	$(987)	$554	$(3,714)	$(21,541)

Unrealized foreign currency translation gain	681	304	582	1

Comprehensive income (loss)	$(306)	$858	$(3,132)	$(21,540)

Net income (loss) per share—basic	$(0.02)	$.01	$(0.09)	$(0.52)
Net income (loss) per share—diluted	$(0.02)	$.01	$(0.09)	$(0.52)
Weighted average common shares outstanding—basic	43,781	41,789	43,482	41,733
Weighted average common shares outstanding—diluted	43,781	42,770	43,482	41,733

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(3,714)	$(21,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,611	7,745
Stock based compensation expense	434	698
Write-down of capitalized software development costs and prepaid assets	571	1,026
Provision for doubtful accounts	229	9,259
Interest accrued on notes receivable from officers	(341)	—
Restructuring charges and other	—	7,610
Gain on sales of product lines	—	(10,367)
Changes in operating assets and liabilities:
Accounts receivable	9,474	8,869
Prepaid expenses and other current assets	588	398
Other assets	934	785
Accounts payable	(1,677)	(3,870)
Accrued expenses	(1,288)	(6,601)
Accrued restructuring costs	(1,954)	(1,779)
Deferred revenue	(3,118)	(2,630)

Net cash provided by (used in) operating activities	5,749	(10,398)

Investing activities
Proceeds from sales of product lines	—	9,900
Purchases of property and equipment	(380)	(1,124)

Net cash (used in) provided by investing activities	(380)	8,776

Financing activities
Proceeds from exercise of options to purchase common stock	6	—
Proceeds from purchases under employee stock purchase plan	298	527
Net proceeds from issuance of restricted stock	—	2
Purchase of treasury stock	(401)	—
Proceeds from sale of treasury stock	316	—
Proceeds from notes receivable from officers	64	—
Payments on long-term debt	(1,750)	(2,946)

Net cash used in financing activities	(1,467)	(2,417)
Effect of exchange rate changes on cash	989	365

Net increase (decrease) in cash and cash equivalents	4,891	(3,674)
Cash and cash equivalents at beginning of period	24,435	26,825

Cash and cash equivalents at end of period	$29,326	$23,151

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the Company) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

Basic and Diluted Net Loss Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding shares of non-vested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,490,819 for the three month period ended June 30, 2002, and 1,641,376 and 1,171,277 for the six month periods ended June 30, 2002 and 2001, respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(987)	$554	$(3,714)	$(21,541)
Basic:
Weighted average common shares outstanding	44,696	44,256	44,590	43,999
Weighted average common shares of non- vested restricted stock	(915)	(2,467)	(1,108)	(2,266)

Shares used in the computation of basic net income (loss) per share	43,781	41,789	43,482	41,733

Net income (loss) per share—basic	$(0.02)	$0.01	$(0.09)	$(0.52)

Diluted:
Weighted average common shares outstanding	43,781	41,789	43,482	41,733
Convertible preferred stock	—	953	—	—
Common stock equivalents	—	28	—	—

Shares used in the computation of diluted net income (loss) per share	43,781	42,770	43,482	41,733

Net income (loss) per share—diluted	$(0.02)	$0.01	$(0.09)	$(0.52)

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

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

Operating segment data for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended June 30, 2002:
Revenues	$9,250	$9,731	$16,991	$835	$36,807
Cost of revenues	3,278	8,513	4,173	475	16,439

Gross Profit	$5,972	$1,218	$12,818	$360	$20,368

Three months ended June 30, 2001:
Revenues	$13,276	$13,746	$19,329	$864	$47,215
Cost of revenues	3,966	11,389	5,451	551	21,357

Gross Profit	$9,310	$2,357	$13,878	$313	$25,858

Six months ended June 30, 2002:
Revenues	$17,656	$19,523	$34,132	$1,480	$72,791
Cost of revenues	6,869	17,632	8,345	849	33,695

Gross Profit	$10,787	$1,891	$25,787	$631	$39,096

Six months ended June 30, 2001:
Revenues	$25,602	$28,254	$39,665	$1,624	$95,145
Cost of revenues	9,260	23,418	11,341	1,060	45,079

Gross Profit	$16,342	$4,836	$28,324	$564	$50,066

The following schedule presents the Company’s operations by geographic area for the three months and six months ended June 30, 2002 and 2001 (in thousands):

	United States	Australia and Asia	Europe	Canada	Latin America	Consolidated
Three months ended June 30, 2002:
Revenues	$26,055	$2,433	$6,466	$1,460	$393	$36,807
Operating income (loss)	(2,882)	406	1,310	740	(281)	(707)
Identifiable assets	43,827	10,802	18,963	1,730	250	75,572
Three months ended June 30, 2001:
Revenues	$32,957	$3,027	$7,864	$2,580	$787	$47,215
Operating income (loss)	3,163	(253)	(4,317)	2,295	(339)	549
Identifiable assets	68,595	8,027	17,936	5,216	278	100,052

	United States	Australia and Asia	Europe	Canada	Latin America	Consolidated
Six months ended June 30, 2002:
Revenues	$51,381	$4,486	$12,721	$3,362	$841	$72,791
Operating income (loss)	(7,744)	685	1,961	1,945	(499)	(3,652)
Identifiable assets	43,827	10,802	18,963	1,730	250	75,572
Six months ended June 30, 2001:
Revenues	$67,071	$5,324	$15,720	$5,390	$1,640	$95,145
Operating income (loss)	(15,872)	(166)	(8,807)	3,694	(373)	(21,524)
Identifiable assets	68,595	8,027	17,936	5,216	278	100,052

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

The following summarizes the components of intangible assets (in thousands):

	As of June 30, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$19,146	$13,571	$5,575	$19,146	$11,637	$7,509
Customer base	8,857	4,429	4,428	8,857	3,806	5,051

Total	$28,003	$18,000	$10,003	$28,003	$15,443	$12,560

Amortization expense of intangible assets for the three months ended June 30, 2002 and 2001 was $1,278,000 and $1,511,000, respectively, and for the six months ended June 30, 2002 and 2001, amortization expense was $2,557,000 and $3,025,000, respectively. Estimated amortization expense for the remainder of 2002, 2003, 2004 and 2005 approximates $2,622,000, $4,883,000, $1,244,000 and $1,254,000, respectively.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations. The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103. The impact of this adoption for the three and six months ended June 30, 2001 was an increase in consulting revenues and consulting cost of revenues of $944,000 and $1,930,000, respectively. As a result of this adoption, there was an increase in consulting revenues and consulting cost of revenues of $698,000 and $1,307,000 for the three and six months ended June 30, 2002, respectively. The adoption of EITF D-103 and the related reclassification did not have an impact on the Company’s net loss or net loss per share.

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Balance at December 31, 2001	Cash Payments	Balance at June 30, 2002
Separation costs for terminated employees and contractors	$1,526	$(1,507)	$19
Facilities closing and downsizing	2,072	(233)	1,839
Remaining restructuring accrual from prior periods – 1999, 1998, 1997 and 1996	392	(43)	349

Accrued restructuring costs	$3,990	$(1,783)	$2,207

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of June 30, 2002, these terminations were completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure. In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended December 31, 2001. As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company. As of June 30, 2002, these terminations were completed.

The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2002. The severance costs represent remaining payments to already terminated employees, ongoing outplacement services and other benefit costs. Although the facility closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

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

The remaining restructuring reserves from prior periods of $349,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable term of the leases expire.

Credit Facility

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. As of June 30, 2002, the interest rate on the term loan was 9%. The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of June 30, 2002, the Company has borrowing capacity of $4.9 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of June 30, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

Write-Down of Prepaid Software Royalty

During the first quarter of 2002, the Company determined that the carrying value of certain prepaid software royalties exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated product sales. Accordingly, a charge of approximately $600,000 was included in cost of revenues for the first quarter of 2002 to reflect the write-down of the prepaid software royalty to its estimated net realizable value.

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

Conversion of Preferred Stock

During the first quarter of 2002, two preferred shareholders elected to convert 31,770 shares of Series C preferred stock into common stock. The Series C preferred stock converts on a 10 to 1 basis, and therefore, the 31,770 shares of preferred stock were converted into 317,770 shares of common stock of the Company.

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

Treasury Stock

In April 2002, the Company acquired 21,227 shares of treasury stock valued at $1.85 per share as a result of the vesting of shares on April 26, 2002 pursuant to the stock option exchange program executed in January 2001 (see Stock Option Exchange Program below). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of June 30, 2002, these repurchased shares are held in treasury and are available for future reissuance.

Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three months ended June 30, 2002 and 2001, the Company recorded compensation expense of $207,000 and $452,000, respectively, related to restricted stock. For the six months ended June 30, 2002 and 2001, the Company recorded compensation expense of $434,000 and $698,000, respectively. The Company will record future compensation expense of up to $1,173,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date. Compensation expense to be charged to operations for the remainder of 2002, 2003, 2004 and 2005 approximates $415,000, $385,000, $344,000, and $29,000 respectively, assuming all restricted stock grants vest.

The breakdown of the stock based compensation charge for the three and six months ended June 30, 2002 and 2001 by the Company’s operating functions is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Cost of revenues	$47,000	$53,000	$97,000	$98,000
Sales and marketing	58,000	78,000	116,000	143,000
Research and development	23,000	32,000	46,000	56,000
General and administrative	79,000	289,000	175,000	401,000

Total compensation expense	$207,000	$452,000	$434,000	$698,000

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

Contingencies

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California (the Court) against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint was purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleged that the defendants made material misrepresentations and omissions concerning DataWorks’ acquisition of Interactive Group, Inc. and demand for DataWorks’ products. The Company was named as a defendant solely as DataWorks’ successor, and was not alleged to have taken part in the alleged misconduct. No damage amount was specified in the complaint. On January 31, 2002, the Court issued an order granting the defendants’ motion to dismiss the complaint with prejudice as to all claims and defendants. Subsequently, the plaintiffs appealed the dismissal. Effective June 11, 2002, Plaintiff’s appeal was voluntarily dismissed by plaintiff and the securities lawsuit is therefore concluded.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at June 30, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater then the reserves calculated based on historical trends and known customer issues, the Company may be required to record additional bad debt expense which could have a material adverse impact on the Company’s operating results for the periods in which such additional expense occurs.

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as a large decrease in revenues or the discontinuation of a particular product line could require future write-downs of the Company’s capitalized software development costs and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Intangible Assets

The Company’s intangible assets were recorded as a result of an acquisition in December 1998 and represent acquired technology and customer base. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs of the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Balance at December 31, 2001	Cash Payments	Balance at June 30, 2002
Separation costs for terminated employees and contractors	$1,526	$(1,507)	$19
Facilities closing and downsizing	2,072	(233)	1,839
Remaining restructuring accrual from prior periods – 1999, 1998, 1997 and 1996	392	(43)	349

Accrued restructuring costs	$3,990	$(1,783)	$2,207

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001. As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company. As of June 30, 2002, these terminations were completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure. In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended December 31, 2001. As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company. As of June 30, 2002, these terminations were completed.

The Company expects the remaining severance costs and a substantial amount of the facilities costs to be paid out by the end of 2002. The severance costs represent remaining payments to already terminated employees, ongoing outplacement services and other benefit costs. Although the closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire. The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

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

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future. The 2001 restructurings enabled the Company to reduce its recurring quarterly costs and expenses by approximately $10 million in each of the first and second quarters of 2002, as compared to the first quarter of 2001. The Company expects that the 2001 restructurings will continue to provide approximately $10 million in quarterly cost savings for the remainder of 2002, as compared to the first quarter of 2001.

The remaining restructuring reserves from prior periods of $349,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable term of the leases expire.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	2001	Change $	Change %	2002	2001	Change $	Change %
Revenues:
License fees	$9.3	$13.3	$(4.0)	(30.3)%	$17.7	$25.6	$(7.9)	(31.0)%
Consulting	9.7	13.7	(4.0)	(29.2)%	19.5	28.2	(8.7)	(30.9)%
Maintenance	17.0	19.3	(2.3)	(12.1)%	34.1	39.7	(5.6)	(13.9)%
Other	0.8	0.9	(0.1)	(3.4)%	1.5	1.6	(0.1)	(8.9)%

Total revenues	36.8	47.2	(10.4)	(22.0)%	72.8	95.1	(22.3)	(23.5)%
As a percentage of total revenues:
License fees	25.1%	28.1%			24.3%	26.9%
Consulting	26.4%	29.1%			26.8%	29.7%
Maintenance	46.2%	40.9%			46.9%	41.7%
Other	2.3%	1.9%			2.0%	1.7%

Total revenues	100.0%	100.0%			100.0%	100.0%

Amortization of intangible assets and capitalized software development costs	$1.8	$2.2	$(0.4)	(18.5)%	$3.6	$4.3	$(0.7)	(17.0)%
As a percentage of total revenues	4.8%	4.6%			4.9%	4.5%
Gross profit	$20.4	$25.9	$(5.5)	(21.2)%	$39.1	$50.1	$(11.0)	(21.9)%
As a percentage of total revenues	55.3%	54.8%			53.7%	52.6%
Sales and marketing	$11.3	$14.9	$(3.6)	(24.2)%	$22.0	$31.8	$(9.8)	(30.9)%
As a percentage of total revenues	30.6%	31.5%			30.2%	33.4%
Research and development	$4.5	$6.3	$(1.8)	(28.1)%	$9.3	$14.3	$(5.0)	(34.8)%
As a percentage of total revenues	12.3%	13.4%			12.8%	15.1%
General and administrative	$5.1	$6.4	$(1.3)	(21.3)%	$11.0	$27.5	$(16.5)	(60.1)%
As a percentage of total revenues	13.7%	13.6%			15.1%	28.9%
Other income (expense), net	$(0.3)	$0.0	$(0.3)	—	$0.0	$0.0	$0.0	—
As a percentage of total revenues	0.8%	—			—	—

Revenues

License fee revenues decreased in both absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2002, as compared to the same periods in 2001. This decrease is due largely to the downturn in the North American economy. The Company believes that these economic conditions are causing businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales. The Company expects third quarter license fee revenues to be slightly down from that of the second quarter 2002 and fourth quarter license revenues to trend back up, due to normal seasonality of the Company’s software sales.

Consulting revenues decreased in both absolute dollars and as a percentage of total revenues. For the three and six months ended June 30, 2002, the Company had a decrease in consulting revenues of $4.0 million and $8.7 million, respectively, as compared to the same periods of 2001. This decrease is mainly due to fewer implementation engagements as a result of lower software sales. The previously discussed sale of the Impresa product line in the second quarter of 2001 also resulted in a decrease in consulting revenues of approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2002, respectively. The Company expects consulting revenues to remain at or near current levels for the remainder of 2002.

Maintenance revenues decreased in absolute dollars for the three and six months ended June 30, 2002, as compared to the same periods in 2001. This decrease is due to lower new software sales over the last few quarters and the previously discussed sales of the Company’s PFW and Impresa product lines in the second quarter of 2001. The absence of revenues of the two product lines sold in May 2001 resulted in decreases of approximately $1.1 million and $2.8 million for the three and six months ended June 30, 2002, as compared to the same periods in 2001, respectively. Although maintenance revenues decreased in absolute dollars, as a percentage of total revenues, maintenance revenues increased. This is primarily due to the decrease in the total revenue base. The Company expects maintenance revenues to remain at or near current levels for the remainder of 2002.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars for the three and six months ended June 30, 2002, as compared with the same periods in 2001, is due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees.

International revenues were $10.8 million and $14.2 million in the second quarter of 2002 and 2001, representing 29.2% and 30.1%, respectively, of total revenues. International revenues were $21.4 million and $28.0 million for the six months ended June 30, 2002 and 2001 representing 29.4% and 30.0%, respectively, of total revenues. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology and customer base that were recorded as a result of the DataWorks acquisition in December 1998. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the asset. For the three months ended June 30, 2002 and 2001, the Company recorded amortization expense related to intangible assets of $1.3 million and $1.5 million, respectively. For the six months ended June 30, 2002 and 2001, the Company recorded amortization expense related to intangible assets of $2.6 million and $3.0 million, respectively. Amortization of the acquired technology costs will be complete in 2003 and amortization of the customer base will be complete in 2005.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the three months ended June 30, 2002 and 2001, the Company recorded amortization expense related to capitalized software development costs of $0.5 million and $0.7 million, respectively. For the six months ended June 30, 2002 and 2001, the Company recorded amortization expense related to capitalized software development costs of $1.0 million and $1.3 million, respectively. The Company did not capitalize any software development costs for the three or six months ended June 30, 2002, as no costs were eligible for capitalization. Amortization of software development costs that were capitalized prior to 2002 will be complete in 2003.

Gross Profit

Cost of revenues consists of royalties paid for licensed software incorporated into the Company’s products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization and write-down of capitalized software development costs; the amortization of acquired intangible assets; and the write-down of prepaid software royalties. A charge of approximately $0.6 million is included in cost of revenues for the first quarter of 2002 to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales. Additionally, a charge of approximately $1.0 million is included in cost of revenues for the first quarter of 2001 to write-down capitalized software development costs due to the Company’s decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company’s manufacturing products.

The decline in gross profit in absolute dollars for the three and six months ended June 30, 2002, as compared to the same periods in 2001, is primarily due to the decrease in total revenues. However, the gross profit as a percentage of total revenues increased. The increases over the same periods in 2001 are primarily due to improved margins from maintenance revenues as a result of the 2001 restructurings and the Company’s continued cost savings measures, offset by reduced margins from consulting revenues. The reduction in consulting margins is due to the decrease in consulting revenues and the short-term, fixed nature of the underlying service costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in both absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2002, as compared to the same periods of 2001, is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructurings, and lower commissions expense resulting from decreased software license fees revenue. Additionally, during the three and six month periods ended June 30, 2002, the Company decreased its advertising and related costs as compared to the same periods in 2001, as a result of the 2001 restructurings and cost savings measures implemented in 2001. The Company expects sales and marketing expenses to remain at these reduced levels for the remainder of 2002.

Research and Development

Research and development costs consist primarily of compensation of development personnel, related overhead incurred to develop the Company’s products as well as fees paid to outside consultants. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and six months ended June 30, 2002 and 2001, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and six month periods ended June 30, 2002 and 2001, was insignificant. Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

The decrease in software development expenses for the three and six months ended June 30, 2002, as compared to the same periods of 2001, is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, the previously discussed sales of the PFW and Impresa product lines in the second quarter of 2001 and the Company’s efforts to move certain software development activities to lower-cost offshore locations. The Company expects software development expenses for the remainder of 2002 to remain at these reduced levels for the remainder of 2002, due to the 2001 restructurings and cost savings measures implemented in 2001.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The decrease in absolute dollars in general and administrative expenses for the three months ended June 30, 2002, as compared to the same period in 2001, is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructurings and decreased expense related to customer disputes due to the Company’s continued focus and execution on product quality and successful implementations leading to increasing customer satisfaction. For the six months ended June 30, 2002, as compared to the same period of 2001, general and administrative expenses decreased both in absolute dollars and as a percentage of total revenues due to the decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings and a decrease in the Company’s provision for doubtful accounts as a result of improved collection efforts. The Company expects general and administrative expenses to remain at these reduced levels for the remainder of 2002, due to the 2001 restructurings and cost savings measures implemented in 2001.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income, interest expense and gains and losses on foreign currency transactions. For the three months ended June 30, 2002, as compared to the same period in 2001, other income and expense, net decreased due to foreign currency losses of $0.5 million realized in the second quarter of 2002, primarily due to the strengthening of the Euro against the British pound. These losses were offset by a $0.2 million decrease in interest expense due to repayments on the Company’s debt obligations.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit, long-term debt and cash flows as of and for the six months ended June 30, 2002 (in millions):

Cash and cash equivalents	$ 29.3
Working capital deficit	(14.6)
Long-term debt, net of current portion	0.6
Net cash provided by operating activities	5.7
Net cash used in investing activities	(0.4)
Net cash used in financing activities	(1.5)

As of June 30, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of $29.3 million. The Company’s operating activities provided $5.7 million in cash during the six month period ended June 30, 2002 despite the reported net loss of $3.7 million. This is primarily due to the Company’s ongoing improvements in its accounts receivable collection efforts, a $5.6 million non-cash impact of depreciation and amortization recorded in the first half of 2002 and a $1.2 million federal income tax refund received during the second quarter of 2002. At June 30, 2002, the Company has $2.2 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $1.0 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements. The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

The Company’s principal investing activities for the six month period ended June 30, 2002 included capital expenditures of $0.4 million. For the remainder of 2002, the Company anticipates capital spending on property and equipment will remain at current levels, and these expenditures will be funded from existing cash reserves, operations and its credit facility.

Financing activities for the six months ended June 30, 2002 included payments of $1.8 million made against the Company’s debt obligations and payments of $0.4 million to acquire treasury stock in connection with the stock option exchange program. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.3 million and proceeds from the sale of treasury stock of $0.3 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. As of June 30, 2002, the interest rate on the term loan was 9%. The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of June 30, 2002, the Company has borrowing capacity of $4.9 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of June 30, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company had taken steps to reduce its operating expenses as part of its December 1999, April 2001 and December 2001 restructurings, all of which included a reduction in workforce and facilities consolidation and closure. Based on the savings generated from the 2001 restructurings and cash proceeds from the sales of the Company’s PFW and Impresa product lines, the Company generated positive cash flow in the second, third and fourth quarters of 2001. Additionally, in the first and second quarters of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 restructuring, ongoing improvements in its accounts receivable collection efforts, the $5.6 million non-cash impact of depreciation and amortization recorded in 2002 and a $1.2 million federal income tax refund received during the second quarter of 2002. The Company expects to generate positive cash flow from operations for the year ended December 31, 2002.

As of June 30, 2002, the Company had cash and cash equivalents of $29.3 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $4.9 million. The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2002 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions.

The Company reported a net loss for the six months ended June 30, 2002 of $3.7 million. While management’s goal is to continue to reduce and eliminate losses and return to profitability, there can be no assurance that the Company’s restructuring and other cost control actions will enable the Company to achieve operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

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

The following summarizes the components of intangible assets (in thousands):

	As of June 30, 2002			As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$19,146	$13,571	$5,575	$19,146	$11,637	$7,509
Customer base	8,857	4,429	4,428	8,857	3,806	5,051

Total	$28,003	$18,000	$10,003	$28,003	$15,443	$12,560

Amortization expense of intangible assets for the three months ended June 30, 2002 and 2001 was $1,278,000 and $1,511,000, respectively, and for the six months ended June 30, 2002 and 2001, amortization expense was $2,557,000 and $3,025,000, respectively. Estimated amortization expense for the remainder of 2002, 2003, 2004 and 2005 approximates $2,622,000, $4,883,000, $1,244,000 and $1,254,000, respectively.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations. The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103. The impact of this adoption for the three and six months ended June 30, 2001 was an increase in consulting revenues and consulting cost of revenues of $944,000 and $1,930,000, respectively. As a result of this adoption, there was an increase in consulting revenues and consulting cost of revenues of $698,000 and $1,307,000 for the three and six months ended June 30, 2002, respectively. The adoption of EITF D-103 and the related reclassification did not have an impact on the Company’s net loss or net loss per share.

Certain Factors that May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. These statements include the Company’s expectation that (i) severance costs and a substantial amount of the facilities costs will be paid out by the end of 2002, (ii) restructuring obligations will be funded from existing cash reserves, operations and its credit facility, (iii) the 2001 restructurings will provide approximately $10 million in quarterly cost savings for the remainder of 2002, as compared to the first quarter of 2001, (iv) third quarter license fee revenues to be slightly down from that of the second quarter 2002 and fourth quarter license revenues to trend back up due to normal seasonality of the Company’s software sales, (v) consulting revenues will remain at or near current levels for the remainder of 2002, (vi) maintenance revenues will remain at or near current levels for the remainder of 2002, (vii) 2002 international revenues will remain a significant portion of total revenues, (viii) operating expenses will remain at or near 2001 levels in 2002 due to the 2001 restructurings and cost savings measures implemented in 2001, (ix) capital spending on property and equipment will remain at current levels, and these expenditures will be funded from existing cash reserves, operations and its credit facility, (x) the Company will generate positive cash flow from operations for the year ended December 31, 2002, and (xi) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 23 to 30. Because of these and other factors that may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its annul report on Form 10-K for the year ending December 31, 2001 at pages 14 to 21 and quarterly reports on Form 10-Q to be filed by the Company during 2002.

The Company has in the past suffered from decreasing cash reserves and working capital. We may not be able to collect aged accounts receivable and we may need to raise additional cash to fund our working capital requirements.

The Company’s cash and cash equivalents have increased from $24.4 million at December 31, 2001 to $29.3 million at June 30, 2002. The Company’s working capital has improved from a working capital deficit at December 31, 2001 of $16.2 million to a working capital deficit at June 30, 2002 of $14.6 million. However, if the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow during 2002, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. In addition, although the Company currently has in place a bank line of credit, the Company has in prior quarters violated the financial covenants included in the terms of that credit agreement. The Company received waivers from its lender for these prior violations. In addition, the Company renegotiated the financial covenants during the second quarter 2002 to reduce the thresholds required for compliance with the covenants. The Company complied with the revised covenants in the second quarter of 2002. However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants in the future. Should such violations occur, there can be no assurance that the Company would be able to secure alternative funding or, if secured, on favorable terms. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. Although the proportion of accounts receivables over 90 days old has decreased since the end of 2000, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to its current bank credit facility. In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

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

Due to the above factors, among others, the Company’s revenues are difficult to forecast. The Company, however, will base its expense levels, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results because a relatively small amount of the Company’s expenses will vary with its revenues in the short run. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company’s operating results will be below the expectations of public market analysts and investors. Such an event would likely have a material adverse effect upon the price of the Company’s Common Stock.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in California were subjected to an increased probability of rolling electrical blackouts during the summer of 2001 as a consequence of a shortage of available electrical power. It is possible that we could again be subject to such blackouts in the future including during the summer of 2002. In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. The Company also currently contracts with Worldcom/MCI for the majority of its telecommunications services. The recent events surrounding Worldcom, including financial fraud allegations and its bankruptcy filings could possibly result in a disruption of Epicor’s telecommunication capabilities and thus, disrupt Epicor’s business operations. The Company is currently considering its options and developing contingency plans to avoid and/or minimize potential disruptions to its Telecommunication Services. In addition, terrorist acts or acts of war may cause damage or disruption to the Company, its employees, facilities, suppliers, distributors and VARs, and customers, which could have a material adverse effect on the Company’s operations and financial results. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

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

The Company derives its revenue from the sale of its various ERP application software packages and related services. Accordingly, any event that adversely affects fees derived from the sale of such systems would have a material adverse affect on the Company’s business, results of operations and performance. For example, the market for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns. Similarly, in 2001 and continuing through the second quarter of 2002, the market for ERP applications continued to be negatively impacted by the domestic economic slowdown and slow recovery. Other such events may include:

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

As of August 1, 2002, the Company had 44,916,906 shares of common stock outstanding as well as 63,535 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval. The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock. Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of the Company’s Common Stock.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates, and other factors could negatively impact our stock’s price.

The market prices for securities of technology companies, including the Company’s, have been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies’ operating performance. These conditions may adversely affect the market price of the Company’s Common Stock.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At June 30, 2002 the Company had $29.3 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $118,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates. The Company had approximately $3.9 million in variable rate debt outstanding at June 30, 2002. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $15,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk.    The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and Asia. Foreign currency fluctuations may result in foreign exchange gains and losses for non-dollar denominated transactions. These gains and losses could have a material impact on the Company’s results of operations. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 29.4% of the Company’s total revenues for the six months ended June 30, 2002 and 27.9% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

In November 1998, a securities class action was filed in the United States District Court for the Southern District of California (the Court) against DataWorks, certain of its current and former officers and directors, and the Company. The consolidated complaint was purportedly brought on behalf of purchasers of DataWorks stock between October 30, 1997 and July 16, 1998. The complaint alleged that the defendants made material misrepresentations and omissions concerning DataWorks’ acquisition of Interactive Group, Inc. and demand for DataWorks’ products. The Company was named as a defendant solely as DataWorks’ successor, and was not alleged to have taken part in the alleged misconduct. No damage amount was specified in the complaint. On January 31, 2002, the Court issued an order granting the defendants’ motion to dismiss the complaint with prejudice as to all claims and defendants. Subsequently, the plaintiffs appealed the dismissal. Effective June 11, 2002, Plaintiff’s appeal was voluntarily dismissed by plaintiff and the securities lawsuit is therefore concluded.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On May 14, 2002, the Company held its annual meeting of stockholders. At this meeting 35,096,681 shares of Common Stock were available for voting and 381,200 shares of Series C Preferred Stock (on an as-converted basis) were available for voting. Each share of Series C Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

At the meeting, L. George Klaus, Donald R. Dixon, Thomas F. Kelly, Harold D. Copperman and Charles M. Boesenberg were elected as directors of the Company by the Common and Series C stockholders. All shares of Series C Preferred Stock voted in favor of all of the nominated directors. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

Name	Votes For	Withheld Authority

L. George Klaus	32,894,422	2,202,259

Donald R. Dixon	34,347,698	748,983

Thomas F. Kelly	34,348,573	748,108

Harold D. Copperman	34,351,749	744,932

Charles M. Boesenberg	34,351,082	745,599

With respect to the proposal to ratify the appointment of Deloitte & Touché LLP as independent auditors for the fiscal year ended December 31, 2002, 32,375,604 shares of Common Stock and 381,200 shares of Series C Preferred Stock (on an as-converted basis) voted in favor of the proposal, 2,617,574 shares of Common Stock voted against, and 103,503 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

With respect to the proposal to approve the Company’s 2002 Employee Stock Purchase Plan, 32,339,711 shares of Common Stock voted in favor of the proposal, 1,264,543 shares of Common Stock voted against, and 1,492,427 shares of Common Stock and 381,200 shares of Series C Preferred Stock (on an as-converted basis) abstained from voting. There were no broker non-votes on this proposal.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.78	Amendment to Loan and Security Agreement dated June 25, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        EPICOR SOFTWARE CORPORATION
                    (Registrant)

Date: August 14, 2002
/s/ Lee Kim
Lee Kim
Senior Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)