Form 10-Q
period 2002-09-30
EPICOR SOFTWARE CORP
filed 2002-11-15
CIK 891178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of November 8, 2002, there were 44,924,469 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements:

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$28,885	$24,435
Accounts receivable, net	19,311	31,382
Prepaid expenses and other current assets	4,091	5,322

Total current assets	52,287	61,139

Property and equipment, net	4,038	6,263
Software development costs, net	1,425	2,946
Intangible assets, net	8,725	12,560
Other assets	2,885	3,863

Total assets	$69,360	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,606	$6,542
Accrued expenses	23,168	25,266
Current portion of long-term debt	3,279	3,655
Accrued restructuring costs	1,952	3,990
Deferred revenue	34,233	37,918

Total current liabilities	66,238	77,371

Long-term debt, net of current portion	—	2,229

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	5,000	7,501
Common stock	45	44
Additional paid-in capital	247,678	244,771
Less: treasury stock at cost	(65)	—
Less: unamortized stock compensation expense	(955)	(1,711)
Less: notes receivable from officers for issuance of restricted stock	(10,719)	(10,292)
Accumulated other comprehensive loss	(2,852)	(3,264)
Accumulated deficit	(235,010)	(229,878)

Net stockholders’ equity	3,122	7,171

Total liabilities and stockholders’ equity	$69,360	$86,771

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
License fees	$6,772	$8,772	$24,428	$34,373
Consulting	9,115	12,328	28,638	40,582
Maintenance	17,492	17,413	51,624	57,077
Other	574	871	2,055	2,496

Total revenues	33,953	39,384	106,745	134,528

Cost of revenues	13,868	17,207	44,007	57,999
Amortization of intangible assets and capitalized software development costs	1,786	2,156	5,342	6,443

Total cost of revenues	15,654	19,363	49,349	64,442

Gross profit	18,299	20,021	57,396	70,086
Operating expenses:
Sales and marketing	10,732	13,091	32,728	44,899
Research and development	4,540	5,617	13,889	19,965
General and administrative	4,459	6,655	15,429	34,147
Stock based compensation expense	204	286	638	984
Restructuring charges and other	—	—	—	7,610
Gain on sales of product lines	—	(1,513)	—	(11,880)

Total operating expenses	19,935	24,136	62,684	95,725

Loss from operations	(1,636)	(4,115)	(5,288)	(25,639)
Other income (expense), net	218	(379)	156	(396)

Loss before income taxes	(1,418)	(4,494)	(5,132)	(26,035)
Provision for income taxes	—	—	—	—

Net loss	$(1,418)	$(4,494)	$(5,132)	$(26,035)

Unrealized foreign currency translation (loss) gain	(172)	(186)	411	(189)

Comprehensive loss	$(1,590)	$(4,680)	$(4,721)	$(26,224)

Net loss per share – basic and diluted	$(0.03)	$(0.11)	$(0.12)	$(0.62)
Weighted average common shares outstanding – basic and diluted	44,071	42,058	43,681	41,842

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net loss	$(5,132)	$(26,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,193	10,957
Stock based compensation expense	638	984
Write-down of capitalized software development costs and prepaid assets	716	1,026
Provision for doubtful accounts	259	8,831
Interest accrued on notes receivable from officers	(490)	—
Restructuring charges and other	—	7,610
Gain on sales of product lines	—	(11,880)
Changes in operating assets and liabilities:
Accounts receivable	12,551	13,780
Prepaid expenses and other current assets	721	(190)
Other assets	1,032	955
Accounts payable	(3,038)	(3,680)
Accrued expenses	(2,596)	(5,517)
Accrued restructuring costs	(2,230)	(3,027)
Deferred revenue	(4,133)	(4,548)

Net cash provided by (used in) operating activities	6,491	(10,734)
Investing activities
Proceeds from sales of product lines	—	11,413
Purchases of property and equipment	(675)	(1,420)

Net cash provided by (used in) investing activities	(675)	9,993
Financing activities
Proceeds from exercise of options to purchase common stock	6	1
Proceeds from purchases under employee stock purchase plan	565	880
Net proceeds from issuance of restricted stock	—	2
Purchase of treasury stock	(427)	—
Proceeds from sale of treasury stock	316	—
Proceeds from notes receivable from officers	64	64
Payments on long-term debt	(2,629)	(3,800)

Net cash used in financing activities	(2,105)	(2,853)
Effect of exchange rate changes on cash	739	48

Net increase (decrease) in cash and cash equivalents	4,450	(3,546)
Cash and cash equivalents at beginning of period	24,435	26,825

Cash and cash equivalents at end of period	$28,885	$23,279

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

The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2002.  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share.”  Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares of non-vested restricted stock.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive.  Common equivalent shares of 958,570 and 1,232,353 for the three month periods ended September 30, 2002 and 2001, respectively, and 1,433,997 and 1,526,914 for the nine month periods ended September 30, 2002 and 2001, respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(1,418)	$(4,494)	$(5,132)	$(26,035)
Basic and Diluted:
Weighted average common shares outstanding	44,837	44,132	44,674	44,044
Weighted average common shares of non-vested restricted stock	(766)	(2,074)	(993)	(2,202)

Shares used in the computation of basic and diluted net loss per share	44,071	42,058	43,681	41,842

Net loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.12)	$(0.62)

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include license fees, consulting, maintenance and other.  Other consists primarily of resale of third-party hardware and sales of business forms.  Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	License Fees	Consulting	Maintenance	Other	Total

Three months ended September 30, 2002:
Revenues	$6,772	$9,115	$17,492	$574	$33,953
Total cost of revenues	3,200	7,880	4,216	358	15,654

Gross Profit	$3,572	$1,235	$13,276	$216	$18,299

Three months ended September 30, 2001:
Revenues	$8,772	$12,328	$17,413	$871	$39,384
Total cost of revenues	3,510	10,046	5,222	585	19,363

Gross Profit	$5,262	$2,282	$12,191	$286	$20,021

	License Fees	Consulting	Maintenance	Other	Total

Nine months ended September 30, 2002:
Revenues	$24,428	$28,638	$51,624	$2,055	$106,745
Total cost of revenues	10,068	25,513	12,561	1,207	49,349

Gross Profit	$14,360	$3,125	$39,063	$848	$57,396

Nine months ended September 30, 2001:
Revenues	$34,373	$40,582	$57,077	$2,496	$134,528
Total cost of revenues	12,771	33,464	16,562	1,645	64,442

Gross Profit	$21,602	$7,118	$40,515	$851	$70,086

The following schedule presents the Company’s operations by geographic area for the three months and nine months ended September 30, 2002 and 2001 (in thousands):

	United States	Australia and Asia	Europe	Canada	Latin America	Consolidated

Three months ended September 30, 2002:
Revenues	$23,703	$2,006	$6,463	$1,385	$396	$33,953
Operating income (loss)	(3,806)	264	1,463	681	(238)	(1,636)
Identifiable assets	37,642	10,478	19,681	1,209	350	69,360

Three months ended September 30, 2001:
Revenues	$27,417	$2,340	$6,713	$2,217	$697	$39,384
Operating income (loss)	(5,279)	244	(109)	1,319	(290)	(4,115)
Identifiable assets	62,767	8,115	16,934	4,807	705	93,328

Nine months ended September 30, 2002:
Revenues	$75,085	$6,492	$19,184	$4,747	$1,237	$106,745
Operating income (loss)	(11,551)	949	3,424	2,627	(737)	(5,288)
Identifiable assets	37,642	10,478	19,681	1,209	350	69,360

Nine months ended September 30, 2001:
Revenues	$94,489	$7,663	$22,433	$7,606	$2,337	$134,528
Operating income (loss)	(21,151)	78	(8,916)	5,013	(663)	(25,639)
Identifiable assets	62,767	8,115	16,934	4,807	705	93,328

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

The following summarizes the components of intangible assets (in thousands):

	As of September 30, 2002			As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$19,146	$14,529	$4,617	$19,146	$11,637	$7,509
Customer base	8,857	4,749	4,108	8,857	3,806	5,051

Total	$28,003	$19,278	$8,725	$28,003	$15,443	$12,560

Amortization of intangible assets for the three months ended September 30, 2002 and 2001 was $1,278,000 and $1,511,000, respectively, and for the nine months ended September 30, 2002 and 2001, amortization expense was $3,835,000 and $4,537,000, respectively.  Estimated amortization expense for the remainder of 2002, 2003, 2004 and 2005 approximates $1,344,000, $4,883,000, $1,244,000 and $1,254,000, respectively.

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

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations.  Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations.  The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103.  The impact of adopting EITF D-103 was an increase in consulting revenues and a corresponding increase in cost of consulting revenues by $817,000 and $2,747,000 for the three and nine months ended September 30, 2001, respectively.  There was also an increase in maintenance revenues and a corresponding increase in cost of maintenance revenues by $1,000 for the nine months ended September 30, 2001.  For the three and nine months ended September 30, 2002, consulting revenues and cost of consulting revenues increased by $595,000 and $1,902,000, respectively, and maintenance revenues and cost of maintenance revenues increased by $14,000 and $22,000, respectively, as a result of this adoption.  The adoption of EITF D-103 and the related reclassifications have no impact on the Company’s net loss or net loss per share.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and downsizing	Remaining accrual from prior periods – 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs

Balance at December 31, 2000	$—	$—	$539	$—	$539

2001 restructuring charges and other	4,271	3,654	—	1,733	9,658
Write-down of intangible assets	—	—	—	(1,733)	(1,733)
Cash payments	(2,745)	(1,582)	(147)	—	(4,474)

Balance at December 31, 2001	$1,526	$2,072	$392	$—	$3,990

Cash payments	(1,508)	(465)	(65)	—	(2,038)

Balance at December 31, 2002	$18	$1,607	$327	$—	$1,952

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001.  As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company.  All these terminations have been completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure.  In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended December 31, 2001.  As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company.  All these terminations have been completed.

The Company expects the remaining severance costs and a substantial amount of the facilities costs related to the April 2001 and December 2001 restructurings to be paid out by the end of 2002.  The severance costs represent remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.  Although the facility closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

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

The remaining restructuring reserves from prior periods of $327,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable terms of the leases expire.

Credit Facility

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit.  In August 2000, the Company received the $10 million proceeds from the term loan.  The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%.  As of September 30, 2002, the interest rate on the term loan was 9%.  The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined.  To date, the Company has not borrowed any amounts against the revolving line of credit facility.  As of September 30, 2002, the Company has borrowing capacity of $3.8 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth.  As of September 30, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

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

Write-Down of Capitalized Software Development Costs

During the third quarter of 2002, the Company determined that the carrying value of its capitalized software development costs related to localized products marketed in continental Europe exceeded its net realizable value.  Accordingly, a charge of approximately $100,000 is included in cost of revenues for the third quarter of 2002 for the write-down of these capitalized costs to their estimated net realizable value.

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

Restricted Stock Purchase Agreements

On March 27, 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provided for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury.  The total net proceeds from the sale were $316,000.  The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002, pursuant to the stock option exchange program executed in January 2001 (see Stock Option Exchange Program below).  The

Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes.  Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Act.

Treasury Stock

In April 2002, the Company acquired 21,227 shares of treasury stock valued at $1.85 per share as a result of the vesting of shares on April 26, 2002 pursuant to the stock option exchange program executed in January 2001.  In July 2002, the Company acquired an additional 19,093 shares of treasury stock valued at $1.35 per share as a result of the vesting of shares on July 26, 2002 (see Stock Option Exchange Program below).  The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes.  As of September 30, 2002, these repurchased shares are held in treasury and are available for future reissuance.

Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock.  All employees who accepted the offer received one share of restricted stock for every two options exchanged.  The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange.  Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001.  For the three months ended September 30, 2002 and 2001, the Company recorded compensation expense of $204,000 and $286,000, respectively, related to restricted stock.  For the nine months ended September 30, 2002 and 2001, the Company recorded compensation expense of $638,000 and $984,000, respectively.  The Company will record future compensation expense of up to $955,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date.  Compensation expense to be charged to operations for the remainder of 2002, 2003, 2004 and 2005 approximates $206,000, $380,000, $340,000, and $29,000 respectively, assuming all restricted stock grants vest.

The breakdown of the stock based compensation charge for the three and nine months ended September 30, 2002 and 2001 by the Company’s operating functions is as follows:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Cost of revenues	$45,000	$53,000	$142,000	$151,000
Sales and marketing	58,000	104,000	173,000	247,000
Research and development	22,000	20,000	69,000	76,000
General and administrative	79,000	109,000	254,000	510,000

Total compensation expense	$204,000	$286,000	$638,000	$984,000

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

Contingencies

The Company is subject to legal proceedings and claims in the normal course of business.  The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events

In October 2002, the Company signed a definitive asset purchase agreement with Clarus Corporation to acquire the assets related to certain product lines of Clarus, including procurement, sourcing, settlement and analytics written on Microsoft platforms.  The purchase price of these assets is $1 million, payable in cash upon closing of the transaction.  The assets to be acquired consist of intellectual property, customer lists, contracts, inventories and fixed assets related to the core products.  Additionally, the Company will assume certain liabilities related to the products acquired.  The transaction is expected to close in the fourth quarter of this year, subject to Clarus shareholder approval.

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities.  In connection with this restructuring, the Company expects to incur charges in the range of $3.0 million to $5.0 million in the fourth quarter of 2002.  Approximately $1.2 million of this charge is related to severance costs incurred as a result of the reduction in force, with the remainder related to the facilities consolidation.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company designs, develops, markets and supports integrated enterprise business software solutions for use by mid-sized companies, as well as divisions and subsidiaries of larger corporations worldwide.  These integrated solutions address customers’ requirements in the areas of customer relationship management, financials, distribution, manufacturing and eBusiness.  The Company’s business solutions are focused on the midmarket, which generally includes companies between $10 million and $500 million in annual revenues.  The Company also offers support, consulting and education services in support of its customers’ use of its software products.  The Company’s products and services are sold worldwide by its direct sales force and a network of VARs, distributors and authorized consultants.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer.  The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor.  The Company believes no significant concentrations of credit risk existed at September 30, 2002.  Receivables from customers are generally unsecured.  The Company continuously monitors its customer account balances and actively pursues collections on past due balances.  The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues.  If actual bad debts are greater then the reserves calculated based on historical trends and known customer issues, the Company may be required to record additional bad debt expense which could have a material adverse impact on the Company’s operating results for the periods in which such additional expense occurs.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of an acquisition in December 1998 and represent acquired technology and customer base.  These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable.  Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs of the Company’s intangible assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and downsizing	Remaining accrual from prior periods – 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs

Balance at December 31, 2000	$—	$—	$539	$—	$539

2001 restructuring charges and other	4,271	3,654	—	1,733	9,658
Write-down of intangible assets	—	—	—	(1,733)	(1,733)
Cash payments	(2,745)	(1,582)	(147)	—	(4,474)

Balance at December 31, 2001	$1,526	$2,072	$392	$—	$3,990
Cash payments	(1,508)	(465)	(65)	—	(2,038)

Balance at December 31, 2002	$18	$1,607	$327	$—	$1,952

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or reduction in size of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001.  As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company.  All these terminations have been completed.

In December 2001, the Company underwent another restructuring to further reduce its cost structure.  In connection with this restructuring, the Company recorded a restructuring charge of $2,035,000 during the quarter ended

December 31, 2001.  As part of this restructuring, the Company terminated 162 employees or approximately 15% of the workforce from all functional areas of the Company.  All these terminations have been completed.

The Company expects the remaining severance costs and a substantial amount of the facilities costs related to the April and December 2001 restructurings to be paid out by the end of 2002.  The severance costs represent remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.  Although the closure and consolidation efforts were substantially completed as of the end of 2001, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.  The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

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

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities.  The Company believes this restructuring will enable the Company to reduce its recurring quarterly costs and expenses by approximately $3.0 million to $4.0 million beginning with the first quarter of 2003. Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future.

The remaining restructuring reserves from prior periods of $327,000 relate primarily to lease commitments on which the Company will continue to make payments until the respective noncancelable terms of the leases expire.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002	2001	Change $	Change %	2002	2001	Change $	Change %

Revenues:
License fees	$6.8	$8.8	$(2.0)	(22.8)%	$24.4	$34.3	$(9.9)	(28.9)%
Consulting	9.1	12.3	(3.2)	(26.1)%	28.6	40.6	(12.0)	(29.4)%
Maintenance	17.5	17.4	0.1	0.5%	51.6	57.1	(5.5)	(9.6)%
Other	0.6	0.9	(0.3)	(34.1)%	2.1	2.5	(0.4)	(17.7)%

Total revenues	34.0	39.4	(5.4)	(13.8)%	106.7	134.5	(27.8)	(20.7)%
As a percentage of total revenues:
License fees	20.0%	22.3%			22.9%	25.6%
Consulting	26.8%	31.3%			26.8%	30.2%
Maintenance	51.5%	44.2%			48.4%	42.4%
Other	1.7%	2.2%			1.9%	1.8%

Total revenues	100.0%	100.0%			100.0%	100.0%

Amortization of intangible assets and capitalized software development costs	$1.8	$2.2	$(0.4)	(17.2)%	$5.3	$6.4	$(1.1)	(17.1)%
As a percentage of total revenues	5.3%	5.5%			5.0%	4.8%
Gross profit	$18.3	$20.0	$(1.7)	(8.6)%	$57.4	$70.1	$(12.7)	(18.1)%
As a percentage of total revenues	53.9%	50.8%			53.8%	52.1%
Sales and marketing	$10.7	$13.1	$(2.4)	(18.0)%	$32.7	$44.9	$(12.2)	(27.1)%
As a percentage of total revenues	31.6%	33.2%			30.7%	33.4%
Research and development	$4.5	$5.6	$(1.1)	(19.2)%	$13.9	$20.0	$(6.1)	(30.4)%
As a percentage of total revenues	13.4%	14.3%			13.0%	14.8%
General and administrative	$4.5	$6.7	$(2.2)	(32.8)%	$15.4	$34.1	$(18.7)	(54.3)%
As a percentage of total revenues	13.7%	17.6%			15.1%	26.1%
Other income (expense), net	$0.2	$(0.4)	$0.6	157.5%	$0.2	$(0.4)	$0.6	139.4%
As a percentage of total revenues	0.6%	—			0.1%	—

Revenues

License fee revenues decreased in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2002, as compared to the same periods in 2001.  This decrease is due largely to the downturn in the economy.   The Company believes that these economic conditions are causing businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales.  The Company expects revenues for the fourth quarter of 2002 to be flat to slightly higher than those in the third quarter of 2002, based on the fact that the fourth quarter has historically been seasonally strongest for the Company as opposed to the third quarter being seasonally weakest.

Consulting revenues decreased in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2002, as compared to the same periods in 2001.  This decrease is mainly due to fewer implementation engagements as a result of lower software sales.  The previously discussed sale of the Impresa product line in the second quarter of 2001 also resulted in a decrease in consulting revenues of approximately $0.7 million for the nine months ended September 30, 2002.  The Company expects consulting revenues to remain at or near current levels for the fourth quarter of 2002.

Maintenance revenues for the three months ended September 30, 2002, increased slightly as compared to the same period in 2001, as the Company experienced high maintenance renewal rates.  However, for the nine months ended September 30, 2002, maintenance revenues decreased as compared to the same period in 2001.  This decrease is due to lower new software sales over the last few quarters and the previously discussed sales of the Company’s PFW and Impresa product lines in the second quarter of 2001.   The absence of revenues of the two product lines sold in May 2001 resulted in decreases of approximately $2.8 million for the nine months ended September 30, 2002, as compared to the same period in 2001.  Although maintenance revenues decreased in absolute dollars, as a percentage of total revenues, maintenance revenues increased for the three and nine months ended September 30, 2002.  This is primarily due to the decrease in the total revenue base.  The Company expects maintenance revenues to remain at or near current levels for the fourth quarter of 2002.

Other revenues consist primarily of resale of third-party hardware and sales of business forms.  The decrease in other revenues in absolute dollars for the three and nine months ended September 30, 2002, as compared with the same periods in 2001, is due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees.

International revenues were $10.3 million and $12.0 million in the third quarter of 2002 and 2001, representing 30.2% and 31.0%, respectively, of total revenues.  International revenues were $31.7 million and $40.0 million for the nine months ended September 30, 2002 and 2001 representing 29.7% and 30.3%, respectively, of total revenues.  The decrease in international revenues in absolute dollars for the three and nine months ended September 30, 2002 is primarily due to the previously discussed economic downturn.  With sales offices located in Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology and customer base that were recorded as a result of the DataWorks acquisition in December 1998.  The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the asset.  For the three months ended September 30, 2002 and 2001, the Company recorded amortization expense related to intangible assets of $1.3 million and $1.6 million, respectively.  For the nine months ended September 30, 2002 and 2001, the Company recorded amortization expense related to intangible assets of $3.8 million and $4.5 million, respectively.  Amortization of the acquired technology costs will be complete in 2003 and amortization of the customer base will be complete in 2005.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years.  For the three months ended September 30, 2002 and 2001, the Company recorded amortization expense related to capitalized software development costs of $0.5 million and $0.6 million, respectively.  For the nine months ended September 30, 2002 and 2001, the Company recorded amortization expense related to capitalized software development costs of $1.5 million and $1.9 million, respectively.  The Company did not capitalize any software development costs for the three or nine months ended September 30, 2002, as no costs were eligible for capitalization.  Amortization of software development costs that were capitalized prior to 2002 will be complete in 2003.

Gross Profit

Cost of revenues consists of royalties paid for licensed software incorporated into the Company’s products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization and write-down of capitalized software development costs; the amortization of acquired intangible assets; and the write-down of prepaid software royalties.  A charge of approximately $0.1 million is included in cost of revenues for the third quarter of 2002 to write-down certain capitalized software costs to their estimated net realizable value.  A charge of approximately $0.6 million is included in cost of revenues for the first quarter of 2002 to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales.  Additionally, a charge of approximately $1.0 million is included in cost of revenues for the first quarter of 2001 to write-down capitalized software development costs due to the Company’s decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company’s manufacturing products.

The decline in gross profit in absolute dollars for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, is primarily due to the decrease in total revenues.  However, the gross profit as a percentage of total revenues increased.  The increases over the same periods in 2001 are primarily due to improved margins from maintenance revenues as a result of the 2001 restructurings and the Company’s continued cost savings measures.  This increase is offset by a reduction in consulting margins, which is due to the decrease in consulting revenues and the short-term, fixed nature of the underlying service costs.  It is further offset by a reduction in the software license margins, which is due to the decrease in software license fees and the fixed nature of certain cost of revenues, specifically amortization of capitalized software development costs and acquired intangible assets of approximately $1.8 million per quarter.  The Company will continue in future periods to assess the recoverability of the amounts recorded for capitalized software costs and acquired intangible assets.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses.  The decrease in both absolute dollars for the three and nine months ended September 30, 2002, as compared to the same periods of 2001, is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructurings, and lower commissions expense resulting from decreased software license fee revenue.  Additionally, during the three and nine month periods ended September 30, 2002, the Company decreased its advertising and related costs as compared to the same periods in 2001, as a result of the 2001 restructurings and cost savings measures implemented in 2001.  The Company expects sales and marketing expenses to be lower in the fourth quarter as compared to those in the third quarter primarily due to the restructuring actions taken by the Company in the fourth quarter of 2002.

Research and Development

Research and development costs consist primarily of compensation of development personnel, related overhead incurred to develop the Company’s products as well as fees paid to outside consultants.  Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred.  During the three and nine months ended September 30, 2002 and 2001, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and nine month periods ended September 30, 2002 and 2001, was insignificant.  Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

The decrease in software development expenses for the three and nine months ended September 30, 2002, as compared to the same periods of 2001, is due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, the previously discussed sales of the PFW and Impresa product lines in the second quarter of 2001 and the Company’s efforts to move certain software development activities to lower-cost offshore locations.  The Company expects software development expenses to be lower in the fourth quarter as compared to those in the third quarter primarily due to the restructuring actions taken by the Company in the fourth quarter of 2002.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions.  The decrease in absolute dollars and as a percentage of revenues in general and administrative expenses for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the previously discussed 2001 restructurings. Also, for the nine months ended September 30, 2002, as compared to the same period in 2001, there was a significant decrease in the Company’s provision for doubtful accounts as a result of improved collection efforts in 2002.  The Company expects general and administrative expenses to be lower in the fourth quarter than those in the third quarter primarily due to the restructuring actions taken by the Company in the fourth quarter of 2002.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income, interest expense and gains and losses on foreign currency transactions.  For the three months ended September 30, 2002, as compared to the same period in 2001, other income and expense, net increased due to a decrease foreign currency losses and a decrease in interest expense due to repayments on the Company’s debt obligations.  For the nine months ended September 30, 2002, as compared to the same period in 2001, other income and expense, net increased due to a decrease in interest expense due to repayments on the Company’s debt obligations, offset by increased foreign currency losses during 2002, primarily due to the strengthening of the Euro against the British pound.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and cash flows as of and for the nine months ended September 30, 2002 (in millions):

Cash and cash equivalents	$28.9
Working capital deficit	(14.0)
Net cash provided by operating activities	6.5
Net cash used in investing activities	(0.7)
Net cash used in financing activities	(2.1)

As of September 30, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of  $28.9 million.  The Company’s operating activities provided $6.5 million in cash during the nine month period ended September 30, 2002 despite the reported net loss of $5.1 million.  This is primarily due to the Company’s ongoing improvements in its accounts receivable collection efforts, a $8.2 million non-cash impact of depreciation and amortization recorded in the first nine months of 2002 and a $1.2 million federal income tax refund received during the second quarter of 2002.  At September 30, 2002, the Company has $2.0 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and  $1.0 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements.  The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

The Company’s principal investing activities for the nine month period ended September 30, 2002 included capital expenditures of $0.7 million. For the remainder of 2002, the Company anticipates capital spending on property and equipment will remain at current levels, and these expenditures will be funded from existing cash reserves, operations and its credit facility.

Financing activities for the nine months ended September 30, 2002 included payments of $2.6 million made against the Company’s debt obligations and payments of $0.4 million to acquire treasury stock in connection with the stock option exchange program.  Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.6 million and proceeds from the sale of treasury stock of $0.3 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit.  In August 2000, the Company received the $10 million proceeds from the term loan.  The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%.  As of September 30, 2002, the interest rate on the term loan was 9%.  The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined.  To date, the Company has not borrowed any amounts against the revolving line of credit facility.  As of September 30, 2002, the Company has borrowing capacity of $3.8 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth.  As of September 30, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company had taken steps to reduce its operating expenses as part of its December 1999, April 2001 and December 2001 restructurings, all of which included a reduction in workforce and facilities consolidation and closure.  Based on the savings generated from the 2001 restructurings and cash proceeds from the sales of the Company’s PFW and Impresa product lines, the Company generated positive cash flow in the second, third and fourth quarters of 2001.  Additionally, in the first, second and third quarters of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 restructurings, the ongoing improvements in its accounts receivable collection efforts and a $1.2 million federal income tax refund received during the second quarter of 2002.

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to further reduce its cost structure through a reduction in force of approximately 15% and consolidation of its facilities.  In connection with this restructuring, the Company expects additional cash usage in the fourth quarter of approximately $1.0 million due to severance charges.  However, excluding the cash impact of this restructuring, the Company expects continued positive cash flow from operations for the year ended December 31, 2002.

In October 2002, the Company signed a definitive agreement with Clarus Corporation to acquire certain of Clarus’ enterprise products, including procurement, sourcing, settlement and analytics written on Microsoft platforms.  This all-cash transaction is expected to close in the fourth quarter resulting in a cash payment of $1.0 million to Clarus.

As of September 30, 2002, the Company had cash and cash equivalents of $28.9 million.  In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $3.8 million. The Company is dependent upon its ability to generate cash flows from software license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels.  If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations in the future, the Company may be required to take further cost-cutting measures and reorganization actions.

The Company reported a net loss for the nine months ended September 30, 2002 of $5.1 million. While management’s goal is to continue to reduce and eliminate losses and maintain profitability, there can be no assurance that the Company’s restructuring and other cost control actions will enable the Company to achieve operating profitability.  Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.

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

The following summarizes the components of intangible assets (in thousands):

	As of September 30, 2002			As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$19,146	$14,529	$4,617	$19,146	$11,637	$7,509
Customer base	8,857	4,749	4,108	8,857	3,806	5,051

Total	$28,003	$19,278	$8,725	$28,003	$15,443	$12,560

Amortization of intangible assets for the three months ended September 30, 2002 and 2001 was $1,278,000 and $1,511,000, respectively, and for the nine months ended September 30, 2002 and 2001, amortization expense was $3,835,000 and $4,537,000, respectively.  Estimated amortization expense for the remainder of 2002, 2003, 2004 and 2005 approximates $1,344,000, $4,883,000, $1,244,000 and $1,254,000, respectively.

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

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations.  Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations.  The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103.  The impact of adopting EITF D-103 was an increase in consulting revenues and a corresponding increase in cost of consulting revenues by $817,000 and $2,747,000 for the three and nine months ended September 30, 2001, respectively.  There was also an increase in maintenance revenues and a corresponding increase in cost of maintenance revenues by $1,000 for the nine months ended September 30, 2001.  For the three and nine months ended September 30, 2002, consulting revenues and cost of consulting revenues increased by $595,000 and $1,902,000, respectively, and maintenance revenues and cost of maintenance revenues increased by $14,000 and $22,000, respectively, as a result of this adoption.  The adoption of EITF D-103 and the related reclassifications have no impact on the Company’s net loss or net loss per share.

Certain Factors that May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements.  These statements include the Company’s expectation that (i) severance costs will be paid out by the end of 2002, (ii) restructuring obligations will be funded from existing cash reserves, operations and its credit facility, (iii) fourth quarter of 2002 revenues will be flat to slightly higher than those in the third quarter 2002, (iv) consulting revenues will remain at or near current levels for the fourth quarter of 2002, (v) maintenance revenues will remain at or near current levels for the fourth quarter of 2002, (vi) 2002 international revenues will remain a significant portion of total revenues, (vii)  operating expenses will be lower in the fourth quarter as compared to those in the third quarter, (viii) capital spending on property and equipment will remain at current levels, and these expenditures will be funded from existing cash reserves, operations and its credit facility, (ix) excluding the cash impact of the fourth quarter 2002 restructuring, the Company will generate positive cash flow from operations for the year ended December 31, 2002, (x) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months, and (xi) the fourth quarter 2002 restructuring will enable the Company to reduce quarterly costs and expenses by $3.0 million to $4.0 million beginning with the first quarter of 2003.  Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 23 to 30.  Because of these and other factors that may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its annual report on Form 10-K for the year ending December 31, 2001 at pages 14 to 21 and quarterly reports on Form 10-Q to be filed by the Company during 2002.

The Company has in the past suffered from decreasing cash reserves and working capital. We may not be able to collect aged accounts receivable and we may need to raise additional cash to fund our working capital requirements.

The Company’s cash and cash equivalents have increased from $24.4 million at December 31, 2001 to $28.9 million at September 30, 2002.  The Company’s working capital has improved from a working capital deficit at December 31, 2001 of $16.2 million to a working capital deficit at September 30, 2002 of $14.0 million.  However, the Company has continued to experience reduced revenues and operating losses.  As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities.  If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding.  In addition, although the Company currently has in place a bank line of credit, the Company has in prior quarters violated the financial covenants included in the terms of that credit agreement.  The Company received waivers from its lender for these prior violations.  In addition, the Company renegotiated the financial covenants during the second quarter 2002 to reduce the thresholds required for compliance with the covenants.  The Company complied with the revised covenants in the third quarter of 2002.  However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants in the future.  Should such violations occur, there can be no assurance that the Company would be able to secure alternative funding or, if secured, on favorable terms.  Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old.  Although the proportion of accounts receivables over 90 days old has decreased since the end of 2000, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to its current bank credit facility.  In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.  A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults.  We do not carry earthquake insurance and do not fund for earthquake-related losses.  Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events.  Our facilities in California were subjected to an increased probability of rolling electrical blackouts during the summer of 2001 as a consequence of a shortage of available electrical power.  It is possible that we could again be subject to such blackouts in the future.  In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. The Company also currently contracts with Worldcom/MCI for the majority of its telecommunications services.  The recent events surrounding Worldcom, including financial fraud allegations and its bankruptcy filings could possibly result in a disruption of Epicor’s telecommunication capabilities and thus, disrupt Epicor’s business operations.   The Company continues to consider its options and develop contingency plans to avoid and/or minimize potential disruptions to its Telecommunication Services.   In addition, terrorist acts or acts of war may cause damage or disruption to the Company, its employees, facilities, suppliers, distributors and VARs, and customers, which could have a material adverse effect on the Company’s operations and financial results. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

Revenue recognition accounting standards and interpretations may change, causing the Company to recognize lower revenues.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.”  The Company adopted SOP 97-2, as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” as of July 1, 1998.  In December 1998, the AICPA issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”  The Company adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, “Revenue

Recognition in Financial Statements” (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure.  The Company adopted SAB 101 during the fourth quarter of fiscal 2000.

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

The Company distributes products through a direct sales force as well as through VARs and distributors.  The Company’s distribution channel includes distributors, VARs and authorized consultants, which consist primarily of professional firms.  If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected.  Effective February 1, 2002, the Company’s e by Epicor VAR program  no longer required VARs to sell the Company’s products exclusive of competing product lines.  The Company is completing the process of implementing this change to its VAR program.  The long term impact of this change in the VAR channel to the Company’s performance is as of yet undetermined, as is whether the Company’s ability to generate license revenue from its e by Epicor products will prove to be adversely or favorably impacted, which would affect the Company’s consolidated results of operations and cash flows.

There can be no assurance that having a direct sales force will not lead to conflicts with the Company’s VAR channels.

We derive a substantial portion of our revenue from the sale of enterprise application software and related support services.  If those sales suffer, our business will be negatively impacted.

The Company derives its revenue from the sale of its various ERP application software packages and related services.  Accordingly, any event that adversely affects fees derived from the sale of such systems would have a material adverse affect on the Company’s business, results of operations and performance.  For example, the market for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns.  Similarly, in 2001 and continuing through the third quarter of 2002, the market for ERP applications continued to be negatively impacted by the domestic economic slowdown and slow recovery.  Other such events may include:

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

As of November 8, 2002, the Company had 44,924,469 shares of common stock outstanding as well as 61,735 shares of Series C Preferred Stock outstanding.  Each share of Series C Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval.   The holders of the Series C Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C Preferred Stock.  Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans.  As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future.  Sales of substantial amounts of such shares could adversely affect the market price of the Company’s Common Stock.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents.  At September 30, 2002 the Company had $28.9 million in cash and cash equivalents.  Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $72,000 on an annual basis, and likewise decrease our earnings and cash flows.  The Company does not use derivative financial instruments in its investment portfolio.  The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.  The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates.  The Company had approximately $3.3 million in variable rate debt outstanding at September 30, 2002.  Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $10,000 on an annual basis, and likewise decrease our earnings and cash flows.  The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk.  The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and Asia. Foreign currency fluctuations may result in foreign exchange gains and losses for non-dollar denominated transactions.  These gains and losses could have a material impact on the Company’s results of operations.  The Company does not have any hedging or similar foreign currency contracts.  International revenues represented 29.7% of the Company’s total revenues for the nine months ended September 30, 2002 and 29.1% of revenues were denominated in foreign currencies.  Significant currency fluctuations may adversely impact foreign revenues.

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject to legal proceedings and claims in the normal course of business.  The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

EPICOR SOFTWARE CORPORATION

(Registrant)

Date: November 14, 2002	/s/ Lee Kim

Lee Kim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, L. George Klaus, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Epicor Software Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ L. George Klaus

L. George Klaus Chief Executive Officer

I, Lee Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Epicor Software Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Lee Kim

Lee Kim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)