Form 10-K
period 2002-12-31
EPICOR SOFTWARE CORP
filed 2003-03-31
CIK 891178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-20740

EPICOR SOFTWARE CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $45,764,657 computed using the closing sales price of $1.56 per share of Common Stock on June 28, 2002 as reported by the Nasdaq National Market).  Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 4, 2003 was 42,592,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise and eBusiness software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company’s business solutions are focused on the midmarket, which generally includes companies between $10 million and $500 million in annual revenues. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus differentiates the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies.  By automating and integrating information and critical business processes across their entire value chain, midmarket companies can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products integrate back office applications for manufacturing, distribution and accounting with front office applications for sales, marketing and customer service and support.  Epicor also provides integrated eCommerce capabilities that allow companies to leverage the power of the Internet to allow their organization to further extend beyond the traditional “four walls” of their enterprise, and further integrate their operations with their customers, suppliers and partners.

The Company offers solutions in the following areas:

•

Customer Relationship Management (CRM) – Epicor’s award-winning customer relationship management solution enables small and midsize enterprises to manage their entire customer lifecycle.  Epicor’s CRM solution enables businesses to gather, organize, track and share prospect, customer, competitor and product information, to boost revenues and increase customer satisfaction.

•

Services and Distribution – Epicor’s solutions for services and distribution companies are focused on delivering a complete, end-to-end enterprise and eBusiness solution.  The distribution suite automates customer acquisition and order management through to warehouse fulfillment, accounting and customer service.  Epicor’s enterprise services automation (ESA) solution provides service organizations with the tools to improve staff utilization, optimize resources and increase cash flow. The services and distribution suite includes integrated front office, back office, business intelligence, and collaborative commerce solutions tailored for specific vertical industries including financial services, professional services, hospitality, not-for-profit, software & computer services, sports & recreation, and wholesale distribution.

•

Manufacturing  - Epicor’s manufacturing solutions provide integrated ERP and eBusiness solutions for make-to-order and mixed-mode manufacturers.  The Company’s solutions are designed to meet the challenges of today’s manufacturing environment typified by short product lifecycles, constant process improvement and mass customization.  The Company’s products have been designed for specific types of manufacturers – from a small job shop to a large manufacturer of complex make-to-order components.  The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, capital equipment, electronics and aerospace.

•

Supply Chain – Epicor’s supply chain management solutions enable midmarket companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners.  From business-to-business eCommerce applications for advanced planning and scheduling to warehouse management, forecasting and fulfillment, Epicor offers solutions that improve operational performance, while strengthening relationships across the supply chain to increase customer value.

•

Supplier Relationship Management – Epicor’s supplier Relationship Management solutions include applications for strategic sourcing, eProcurement and online invoicing and payment (settlement).  These solutions enable an organization to dramatically reduce costs by driving inefficiencies out of the procurement process. They provide a complete Web-based, buy-side commerce solution that can be rapidly deployed standalone or as part of an integrated enterprise solution.

The Company’s software products incorporate a significant number of features localized to address international market opportunities, including support for multiple languages, multiple currencies and accounting for value-added taxation (VAT) and goods and services taxation (GST).

The Company offers consulting, training and support services to supplement the use of its software products by its customers. Midmarket companies require cost effective systems that have broad functionality, yet are rapidly implemented, easily adapted and highly configurable to their unique business requirements.

The Company was incorporated in Delaware in November 1987 under the name Platinum Holdings Corporation.  In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation.  The Company has ten active operating subsidiaries worldwide.

Background

Epicor designs its products and services primarily for midmarket companies, which generally consist of companies with annual revenues between $10 million and $500 million, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million.  These rapidly growing organizations number in the hundreds of thousands worldwide. In the past, midmarket companies were underserved by traditional financial and ERP systems that had originally been designed for larger corporations. These enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install and maintain.  Further, the complexity of the infrastructure and on going maintenance to support these systems often required a centralized deployment model.  This limited access to critical data to the organization’s management information services (MIS) department, which then limited timely availability of information to decision makers, managers and key employees.  Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

Beginning in the early 1990s, as Fortune 1000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand in the small to mid-size enterprise (SME) market for enterprise-wide software applications that integrated business processes and information.  At first, only larger organizations had the technological expertise, budget and ability to support the lengthy implementations typified by the early solutions.

While SMEs understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their own quest to boost productivity and profits as well as gain a competitive advantage, mid-sized companies increasingly turned to integrated application software to automate and link their business processes. Due to the midmarket’s unique business constraints of limited budgets and limited implementation timeframes, “best-of-breed” solutions and after-market application integrations were far too complex and costly to be an effective enterprise solution.

Enterprise applications employed by mid-sized companies are required to satisfy business and technology requirements that are significantly different from those found in Fortune 1000 organizations.  As a group, mid-sized companies face tremendous global competitive pressures as they compete for business against larger corporations, other mid-sized competitors and smaller start-ups.  They understand the need to remain close to their customers and suppliers, and to make the most effective use of relatively limited resources.  Mid-sized companies demand a quick return on technology investments and require that solutions be affordable not only to acquire and implement, but also to maintain and support throughout their entire operational life span.

With respect to technology, mid-sized companies are practical consumers.  Mid-sized companies generally do not take risks on cutting-edge technology, but instead typically select affordable, proven solutions.  The last decade’s dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market.  Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice®, a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Fortune 1000 corporations.  Microsoft has quickly become the fastest growing technology platform, attracting midmarket companies with its features, familiarity and ease-of-use.

The development of cost-effective infrastructures has increased the mid-sized companies investment in enterprise applications. Epicor’s product offerings, product development efforts and services are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

Overall, the demand for enterprise applications continues to be strong.  AMR Research, Inc., an industry research organization, projects that the enterprise applications market (defined by AMR Research to include enterprise resource planning, customer relationship management, supply chain management, procurement, product lifecycle management, and exchange platforms) will grow 13% annually for the next several years, to $70 billion by 2006, up from just $38 billion in 2001.

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance and other. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Epicor has provided a breakdown of our sales in Note 14 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s sales by geographic region is incorporated herein by reference to Note 14 of the “Notes to Consolidated Financials Statements” under Item 8 “Financial Statements Supplementary Data.”

Technology Strategy

The Company’s technology strategy is to develop leading enterprise and eBusiness software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including Internet, intranet and extranet access).  As the Company continues to deliver eBusiness and enterprise application solutions, it is increasingly focused on leveraging new technology platforms and standards, like Web services, which support the integration of computing and communication paradigms as one across multiple devices. For businesses to compete in today’s increasingly real-time world, they need to adopt an infrastructure, that can integrate - the Internet, wireless, mobile, voice response, and personal digital assistants (PDA) to support business “anytime, anywhere.”  Computing architectures like Microsoft.NET, allow Epicor’s enterprise solutions to continue to transition to Web services, and support commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers.  Today, the Company’s core product architecture incorporates the following:

Web Services

The Company is increasingly using Web services to enable our solutions to be integrated with other applications more easily and to support the increased need for collaboration in today’s Internet-based world.  Web services are self-describing, software components that allow the creation of applications that can be programmed and published over the Web.  Since Web services are portable and interoperable and because they are not vendor specific, they are rapidly becoming the de facto way to integrate disparate systems and applications.  Epicor has standardized its Web services development on the Microsoft .NET Framework.  The Company’s Clientele CRM .NET suite has been rearchitected for Web services and the e by Epicor suite leverages Web services to make it easier to integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, yet integrated, enterprise business applications.  This open database orientation is based on widely accepted database management systems.  The Company’s eBackOffice Distribution and Financials applications (formerly Platinum ERA) use the Microsoft SQL Server.NET Enterprise Server relational database management system (RDBMS).  The Company has focused the development of its e by Epicor product line using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics.  Vantage, one of Epicor’s manufacturing solutions, is designed for Progress Software Corporation’s Progress RDBMS, but it is also available on the Microsoft SQL Server.NET Enterprise Server platform. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server.NET Enterprise Server databases.  The Company’s Avanté product leverages open database technology from IBM Corporation and the Vista product is built on Microsoft’s FoxPro database and is also available on  Microsoft SQL Server. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget constraints of its customer base.

Advanced Networking/Connectivity

The Company’s products are designed to operate on local area networks (LAN), wide area networks (WAN), the Internet (including intranets and extranets) as well as through mobile and remote dial-up connections.  The Company supports popular industry-standard networking protocols such as TCP/IP, Novell IPX/SPX and Microsoft NETBEUI/Named Pipes.  The Company’s connectivity and networking support offers advanced features such as: (i) concurrent access to data and critical functions for all network users; (ii) a high degree of fault tolerance; (iii) high levels of security; (iv) a wide range of options for configuring different users on the network; (v) remote access and data processing; and (vi) mobile computing.

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products.  All of the Company’s product lines incorporate the popular Microsoft Windows graphical user interface (GUI).  The Company’s GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software.  The Company’s products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation.  The Company delivers user interfaces based upon today’s single document interface (SDI) standards.  As the model for distributed computing continues to evolve through the advent of Internet technologies, the Company offers additional client deployment models, including thin-client, browser-based and mobile client access.

Powerful Application Development Tools

The Company provides comprehensive, ground-up application development, extension and customization capabilities for its e by Epicor, Avanté, Clientele, Vantage, and Vista product lines.  To accomplish this, the Company provides extensive, integrated application development environments for these product lines.  These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application.  Although a high degree of customization is supported, the Company attempts to minimize customization to its products through its verticalization, high functionality and focus on industry best practices.

The eBackOffice Financials Customization Workbench is a software development kit that enables customers and authorized resellers to build comprehensive software solutions that augment the standard product.  The intuitive Windows interface of the visual forms designer provides a powerful tool to modify and extend the functionality of standard applications.  In addition, industry-standard Visual Basic macro language and ActiveX Automation support enables all eBackOffice product suites to exchange and integrate with external COM-enabled Microsoft Windows applications.  The Customization Workbench includes technical reference guides and entity relationship diagrams, a COM integration kit and certain report script source code.  The Company has licensed Microsoft’s Visual Basic for Applications (VBA) and has incorporated it in the Customization Workbench to allow customers to further tailor the applications to their specific needs. The Company is also part of Microsoft’s Visual Studio for Applications (VSA) initiative, a component of the overall .NET initiative to provide server side Web customization.

The eBackOffice Distribution Customization Workbench employs PowerBuilder from Sybase, Inc. to enable customers and authorized resellers to extend the standard product.  In environments that require complex extensions, integrations or significant product variations, the Company offers complete customization services through its professional services group.

In addition to its Windows-based client, the Company provides the eCommerce StoreFront, Sourcing and eProcurement.  These Web-based applications were built using Microsoft technologies to provide electronic commerce functionality on top of the same Microsoft database platform and also leveraging Microsoft Commerce Server 2000.Net Enterprise Server.

The Clientele 7.x suite uses a proprietary forms package to build and modify the user interface for both rich client and Web browser interfaces.  This suite also includes Clientele Basic to enable users and consultants to tailor the behavior and processing of the Clientele application suite to meet their specific business needs.  The Clientele suite offers additional applications designed to extend the suite’s functionality, including Conductor, Connector and ClienteleNet.  Conductor provides workflow routing and rules capabilities that allow any user, no matter where they are, to receive messages and tasks from the front office system.  Connector enables remote sites and traveling sales and support representatives to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road.  ClienteleNet provides customer self-service functionality and uses Microsoft’s Active Server Pages to allow users to customize the pages they present to their customers. The Clientele suite is available completely Web-enabled as well as in a traditional client-server environment.

The Clientele CRM.NET suite uses Microsoft Visual Studio .NET as its standard customization tool and can support changes using any of the .NET-compatible programming languages.  The enhanced customization model supports the development of new functionality by inheriting from existing forms and Web services templates.  This allows custom enhancements and extensions to be isolated from source code; so future upgrades and migrations do not overwrite customizations.

To minimize cost and support issues for its manufacturing customers, the Company has tightly integrated its database and development environments.  Avanté was developed using an object-based development tool, Avanté Tools, that utilizes a graphical development tool set.  Through Avanté Tools, the Company is able to support products across multiple operating systems from a single object code library.  Vantage is written in the Progress 4GL, which provides a powerful, graphical development tool set.  Vantage and Vista support two database options:  Progress RDBMS and Microsoft SQL Server.  Vista provides VB Forms, a powerful form designer tool that supports user-definable screen generation.

Additionally, the Company offers a variety of Internet-based solutions, including powerful, interactive enterprise portals that allow customers, suppliers and employees to access relevant information from both within the enterprise (account information, support activity, orders, etc) and from external sources (industry information, news feeds, weather, etc). Epicor’s flexible, role-based portals incorporate powerful personalization and content aggregation tools to enhance information self-service and improve inter- and extra-enterprise wide collaboration. By opening up data over the Web through personalized enterprise portals, Epicor’s customers are able to provide better service and build stronger relationships with business partners to improve overall business performance.

Technical Architecture Strategy

The Company’s technology direction currently embraces the Microsoft .NET Framework for XML-based Web services.  Through .NET, which is the next generation of Microsoft’s Distributed interNet Applications Architecture (DNA) and component object model (COM), the Company will be able to provide comprehensive support for Web services deployment and Enterprise Application Integration (EAI).  With .NET and the emerging standards for data exchange such as XML, Epicor will be able to provide increased access to information both within and between organizations – no matter where their offices or employees are located. This technology strategy can enable the Company’s development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product’s target market.  As a Microsoft Global Gold Certified Partner and an early adopter of the .NET Platform, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers.

Products

The Company designs, develops, markets and supports enterprise and eBusiness software applications that provide midmarket organizations with highly functional, technically advanced business solutions.  The Company’s products are aligned according to the markets that they serve – Customer Relationship Management (Clientele), Distribution and Services (e by Epicor) and Manufacturing and Supply Chain (Avanté, Vantage, Vista).

Customer Relationship Management – Clientele

Clientele is an integrated, Web-based customer relationship management solution designed to meet the needs of rapidly growing, small and mid-sized organizations.  Clientele allows organizations to support and manage their most important asset – their customers.  Clientele enables businesses to easily gather, track, organize and share customer information to boost revenues and increase customer service levels.  Clientele combines employee applications such as opportunity management with customer applications, such as web-based order entry/inquiry to give companies and customers a true, up-to-the-minute picture of their relationship.  Clientele spans the barriers between traditional front office and back office operations to provide marketing, sales force automation, customer service, support, and internal help desk functionality.

Clientele Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information.  Clientele Sales and Marketingprovides contact, lead, opportunity and account management in one complete package. Clientele Customer Support manages the support requirements of an organization’s external customers andprovides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution.  Clientele HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

Clientele is designed to easily connect remote sites and laptop users to centralized information.  Data can be synchronized and exchanged between sites, as well as between individual sites, remote users and a central database.  ClienteleNet provides access and self-service for Clientele 7.x customers over the Internet via secure, web application.

In September 2002, the Company began delivering Clientele Customer Support 8.0, its first applications architected specifically for the Microsoft .NET Framework. Employing native Web services and XML throughout, Clientele Customer Support 8.0 supports easier and faster integration to external applications, providing better collaboration and interaction with partners, customers and suppliers. Clientele Customer Support 8.0 uses Microsoft Visual Studio .NET as its standard customization tool, to minimize proprietary development learning curves.

The Clientele Self-Service Portal enables customers to submit support calls as well as check on the status of existing calls, view their detailed product information and returned merchandise authorizations, or drill down into the usage and adjustment details of their service agreements directly over the Web.  The Clientele Self-Service Portal is a companion product for Clientele CRM.NET suite.

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

e by Epicor is typically targeted to either a distribution or service-based business with revenues between $10 million and $500 million.  These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation.  The product is optimized for use with the Microsoft Windows NT/2000 operating system and the Microsoft SQL Server relational database.  e by Epicor leverages XML Web services to enable more robust integration with other applications within and external to the enterprise.  In addition to the availability of XML Web services, e by Epicor supports various industry standard technologies including, Microsoft Message Queue Services, Transaction Services and COM+ architecture, which along with XML documents, improve componentization and support reliable message-based integration between applications and distributed servers.  Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and allow easy integration with third party applications.  In addition, eBackOffice is a 32-bit client that has been optimized for the Microsoft SQL Server database in order to fully utilize the capabilities of the client/server model of computing.  This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scaleable high performance.

eFrontOffice provides integrated customer relationship management capabilities that are tightly integrated with the eBackOffice applications.  This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships.  eFrontOffice Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information.  eFrontOffice Sales and Marketingprovides contact, lead, opportunity and account management in one package. eFrontOffice Support manages the support requirements of an organization’s external customers andprovides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution.  eFrontOffice HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management. eFrontOffice is the integrated version of the Company’s Clientele product suite.

eBackOffice includes financials, distribution, warehouse management, and human resources suites of applications.  eBackOffice Financials is an integrated accounting solution that enables a company to automate the financial aspects of their business.  eBackOffice Distribution is a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations.  It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory and order entry.  The customer-centric focus of eBackOffice enables companies to respond quickly to customer demands and improve customer service.  The integration of eBackOffice Financials and Distribution with the rest of the e by Epicor suite ensures that a company’s entire enterprise is synchronized -- from the customer to the warehouse to the supplier.  Presently the following back office financial and distribution applications are generally available in version 7.3: System Manager, General Ledger with FRx, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import

Manager, Credit and Collections, LockBox, Allocations, Budget Manager, Sales Order Processing, Purchasing, Distribution, Assembly and Customization Workbench.

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

eBackOffice People (ePeople) provides a human resources and payroll solution.  It consists of the following applications:  HRMS/Payroll - Client and Server, Web - Manager and Employee Self Service, Business Intelligence.  The Company’s ePeople, powered by UltiPro, offers greater total business value by allowing a company to streamline human resource and payroll processes, easily report on and analyze key business metrics, and provide Web-based self-service to empower everyone in its organization. The solution delivers critical business value providing users the ability to increase efficiency and allowing the entire workforce to focus on key company objectives. The business intelligence tools enable strategic analysis of key business trends for better planning and informed decision-making. ePeople is available as a common component with the following Epicor product families: e by Epicor, Vantage, and Avanté. It is also available to companies looking for an HRMS/Payroll solution as the first step in building their enterprise solution.

eIntelligence is an integrated decision support suite and complete set of tools that allows a company to strategically analyze the data available throughout e by Epicor. eIntelligence comprises the following components:  Decision Store (data warehousing), Analytics (packaged analyses that drive strategic insights), Budgeting, Reporting, and Agents.

eCommerce Suite includes eCommerce StoreFront, Sourcing, eProcurement and Invoice Presentment and Payment. The eCommerce Suite enables companies to participate in a broad range of eCommerce activities, from posting product catalogs to selling products through an electronic storefront to linking with online marketplaces. Whether the focus is on consumers or businesses, the goal is more efficient transactions and more effective experiences. Electronically connecting customers with suppliers saves time and money, ultimately creating substantial business improvements and stronger customer relationships.

The eCommerce StoreFront enables Epicor’s customers to sell products and services over the Web, providing consumers and trading partners a convenient, open location for making purchases. By supporting both business-to-business and business-to-consumer activity, the eCommerce StoreFront is a versatile eBusiness engine that can handle all of a company’s requirements. Through StoreFront companies can rapidly and cost effectively introduce new products, enter new markets, or simply provide electronic access to a catalog of standard products, which can free up their salespeople to focus on closing more complex transactions. Most importantly, the business data entered over the Internet is captured and used by the other Epicor applications.  In today’s market, an integrated product that supports all aspects of the customer experience is critical.

Sourcing provides a comprehensive solution to take strategic control of sourcing, purchasing and selling activities from complex auctioning and dynamic pricing to optimizing trading partners, terms, goods and services.  Epicor Sourcing provides a highly configurable framework with the flexibility to rapidly deploy collaborative RFP/RFI/RFQ (RFx) and comprehensive forward and reverse auction capabilities. Sourcing streamlines manual process, to rapidly locate, source, and transact with qualified business partners and eliminate the inefficiencies in the procurement process for direct, indirect and spot purchasing.

eProcurement enables the streamlined integration of  the entire procurement process.  It provides employee-direct purchasing, catalog management, supplier management and policy enforcement.  This integrated Web commerce application enables organizations to gain and improve control of operational resources by leveraging Web technology to connect large populations of frontline employees, management and suppliers.  eProcurement provides a complete planning, execution and analysis system, designed to reduce costs, increase agility, and perform predictably.  eProcurement facilitates a true trading network, allowing buyers and suppliers to maintain control over their trading relationships and provides a virtual and agile bridge between buyers and suppliers.

ePortal is a Web-based, self-service solution designed to help customers access relevant information from both within the enterprise (such as account information, support activity) and from external sources (industry information, news feeds, weather, etc).  ePortal consists of the ePortal Enterprise Information Server, possessing the Company’s powerful Stargate Engine at its heart, and which is then enriched by content specific information packs called ePortals (Customer ePortal, Supplier ePortal, Employee ePortal).  ePortal provides a compelling gateway to users to all of the information they require to carry out their jobs more effectively and assist them with decision support.  ePortal makes use of a personalization paradigm to allow each user’s experience to be tailored to their specific role by filtering out “information overload”.  ePortal can also be used to host key business metrics from Epicor eIntelligence, described as XML Active Books.

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

Since specific industries maintain common requirements, eIndustry solutions enable customers to leverage not only a solution tailored to the unique needs of their market, but also focused industry expertise through the Company’s Professional Services organization.  eIndustry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Today, the Company is targeting industry sectors including: software and computer services, wholesale distribution, hospitality, financial services, professional services, capital equipment, metal fabrication and precision machining.

eIndustry includes an ESA solution with an integrated end-to-end solution for service-based businesses. Epicor eProject is at the core of the Company’s ESA solution and provides professional services organizations with the tools to improve staff efficiency, utilization and visibility to optimize resources and increase cash flow, ultimately assisting professional services organizations in translating time to the bottom line. eProject supports time and expense management, project planning, resource allocation, billing, commissions, collections, and payroll.  Even sales and support are integrated to ensure maximum productivity. Flexible budgeting, reporting and analysis help support fast, informed business decisions. With support for mobile and remote users, the field has access to the critical information they need to be productive wherever they are, resulting in more profitable engagements. As with all eIndustry solutions, the comprehensive integration provided by e by Epicor provides professional service companies the tools to manage their entire value chain from sale to successful delivery.

Manufacturing and Supply Chain

The Company’s manufacturing applications include Avanté, Vantage, and Vista.  The Company also offers an advanced planning and scheduling application, eScheduling.

Avanté is a fully integrated ERP solution that provides both a complete front and back office business performance solution to tie together every aspect of a manufacturing operation, from customer relationship management to supply chain management.  Avanté’s capabilities are geared toward high growth, midrange manufacturers of discrete, highly engineered products with complex manufacturing requirements in eight principal industries: industrial equipment, computer/office equipment, consumer electronics, instrumentation and controls, medical/dental products, transportation/aerospace products, capital equipment and contract manufacturers. Avanté combines ease-of-use with advanced functionality and technology to provide manufacturers of discrete, complex products with an affordable and comprehensive business performance solution.  Avanté has the flexibility that discrete manufacturers in make-to-stock and mixed-mode environments require.  Built on proven technologies, Avanté is a cost-effective and rapidly deployable solution that has the built-in flexibility midmarket manufacturers need to meet the challenges of constant production process improvements, global sourcing and mass customization.

Avanté is comprised of groups of modules that comprehensively support a manufacturing company’s business process.  These modules provide and integrate feature-rich applications for front and back office, and are built upon a common set of design and development standards and tools, which share a common database architecture. The following applications are presently generally available in Avanté version 9.2: Accounts Payable, General Ledger, Accounts Receivable, Inventory Management, Asset Management, Job Order Tracking, Barcode Document Manager, Master Production Scheduling, Bills of Material, Material Requirements Planning, Capacity Requirements Planning, Multi-Plant Planning, Cost Accounting, Product Costing, Cash Management, Purchasing, Distribution Requirements Planning, Quality Management, Equipment Maintenance & Repair, Return Material Tracking,

Estimating & Quotations, Sales Order Processing, Executive Information System, Shop Floor Control, Focus Factory Management, Work Centers & Routings, Expert Product Configurator, Service Suite, Front Office, Decision Support, Material Real Time Tracking, Barcode Shipping, Shop Floor Control/Time & Attendance, Advanced Planning and Scheduling, Human Resources, Payroll, Sales Analysis DataMart, and Operational Data Store. Avanté is highly modular in nature and can be scaled from small to large configurations on a variety of platforms supporting the Microsoft NT and UNIX operating systems.  This enterprise-wide system can be implemented in a variety of multi-currency, multi-company and multi-plant environments networked through client and host-based configurations.  Avanté also includes front office applications through its integration with eFrontOffice.

Vantage is an integrated, Windows-based ERP solution that meets the dynamic requirements of custom manufacturing operations in make-to-order (MTO), configure-to-order (CTO) and job shop manufacturers.  Vantage is an easy-to-use, yet comprehensive solution that enables manufacturers to make the most of their expanding resources through its powerful tools for quoting, visual scheduling, job tracking and costing, as well as shop floor data collection.  Vantage is comprised of more than 25 fully integrated business modules and offers a complete solution, from front office functionality including sales force automation and customer support to a complete eBusiness suite including an online storefront and portal.  Vantage provides strong scheduling and online information access capabilities.  With its graphical scheduling tools and “what if” simulation, Vantage enables users to create and execute realistic production schedules, based on the available resources, and react quickly and efficiently to schedule changes. Vantage supports both custom and standard part orders, product configuration and multilevel assemblies. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers in the $10 to $500 million revenue range.

Vantage is comprised of groups of modules that can be differently configured to comprehensively support a customer’s business processes.  The following applications are presently generally available in Vantage version 5.2: Customer Connect, Supplier Connect, Marketing, Sales, Support, Quote Management, Order Management, Product Configuration, Material Requirements Planning, Scheduling, Advanced Planning & Scheduling, Multi-Site Management, Job Management, Advanced Bill of Materials, Data Collection, Quality Assurance, Field Service, Document Management, Advanced Material Management, Inventory Management, Shipping/Receiving, Supplier Relationship Management, Purchase Management, Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, FRx, Active Planner, Dynamic Query, and ShopVision.

Vista is an enterprise software solution specifically designed for needs of small job shops and the MTO departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products.  Vista fully integrates over 20 business modules:  Customer Connect, EDI, Contact Management, Quotes, Orders, Shipping/Receiving, Jobs, Scheduling, Data Collection, Quality Assurance, Advanced Bill of Materials, Document Management, Inventory, Purchasing, Advanced Inventory Management, Purchasing RFQ, Accounts Receivable, Accounts Payable, General Ledger, Payroll, Currency Management, and Vista DashboardTM

Epicor eScheduling (formerly Epicor APS and C-Way) is an advanced planning and scheduling solution designed to help manufacturers realize shorter lead times, accurate real-time order promising and smaller inventories. eScheduling allows a company to create and maintain schedules that coordinate all aspects of its manufacturing environment, based upon its unique business practices and customer needs. eScheduling is designed as a real-time system --there are no overnight batch processes to run— which removes delays between collecting and actually using information.  This ensures that schedules include the most up-to-date information.  eScheduling provides forward and backward scheduling capabilities, as well as minimum WIP, rule- and dynamic constraint-based scheduling and dispatching.  eScheduling can be used as a standalone product, or as a powerful enhancement to the scheduling capabilities included in Epicor’s manufacturing solutions including Avanté and Vantage.

Other Products

The Company serves as an original equipment manufacturer vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies.  In addition, in certain cases, as part of solutions requested by customers of Avanté, the Company resells third party computer hardware systems and related peripherals.  The Company does not carry inventory of computer hardware.

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organizations, including those within the product lines, provide consulting services to customers in the implementation of the Company’s software products, as well as custom software development, education, training and other consulting and programming services.  These professional services are rendered in both domestic and international markets.  Professional services are generally provided on a time and materials basis, although the Company does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones.  The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over its competition.

The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction.  The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its Web site.  Telephone support is available five days a week during normal business hours on a nearly worldwide basis, with extended hours and emergency support additionally available.  The Company also believes customer satisfaction can be maintained by ensuring that its Value Added Resellers (VARs), distributors and Authorized Consultants are able to effectively provide front-line technical support and assistance to end users.  The Company offers comprehensive training, telephone consultation and product support for its VARs, distributors and Authorized Consultants.  Training courses are held regularly in major cities worldwide.

The Company’s software maintenance programs are the customer’s sole avenue for product updates and technical support.  The annual maintenance fee is generally a percentage of the then current list price of the software purchased.  Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades.  Revenue from these software maintenance agreements is recognized ratably over the maintenance period.  The Company provides a warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from three months to one year.

Marketing, Sales and Distribution

The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and Authorized Consultants who market the Company’s products on a nonexclusive basis.  The Company’s products are sold to and used by a broad customer base, including manufacturing, distribution, hospitality, service organizations, computer/Internet software, healthcare, government entities, educational institutions and other users.  The Company sells its e by Epicor product suite through a hybrid channel that includes a direct sales force as well as a network of VARs.  The Company sells its Clientele product through an internal telesales organization, a direct sales force and through a network of VARs.  The Avanté and Vantage products are presently sold by direct sales forces.  The Vista product is sold through a dedicated telesales organization.  The Avanté, Vantage and Vista products are sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

The Company’s network of VARs and Authorized Consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company’s products as a condition of being authorized by the Company to sell its products.  The Company’s VARs include consulting groups and resellers, the majority of which provide software and hardware installation, systems integration and consulting services to organizations.  The Company’s Authorized Consultants generally are not resellers of the Company’s products, but professional firms who offer implementation services and product support to end users.  The Company believes that its Authorized Consultants are product influencers and are a valuable part of the Company’s marketing, sales and distribution efforts.

To support the Company’s network of VARs and Authorized Consultants, the Company provides experienced personnel who are specifically tasked with the VARs growth and support.  These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

In recognition of international opportunities for its software products, the Company has committed resources to an international sales and marketing effort.  The Company has established subsidiaries in the United Kingdom, Mexico, Sweden, Australia, New Zealand, Canada, Hong Kong, Singapore, Taiwan, and Argentina to further such sales and marketing efforts.  The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East predominately through third-party distributors and dealers.

The Company translates and localizes certain of its products, either directly or through outside contractors, for sale in Europe, Latin America and Asia.

Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no backlog.  Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is neither significant nor meaningful.

The Company also provides access to its solutions through application hosting, which allows customers to access the software over the Internet. Through Epicor eCentre, customers purchase the infrastructure and system support on a monthly basis through leading global infrastructure providers like IBM Corporation.  Hosting provides a deployment alternative to companies who do not want to invest in the hardware, IT personnel or the technology infrastructure necessary to support a premise-based software deployment.  By hosting the software through Epicor eCentre, a company can free up critical capital resources, both intellectual and monetary, and focus on its core business operations.

Product Development and Quality Assurance

The Company plans to continue addressing the needs of midmarket users of client/server and Web-based enterprise software by continuing to develop high quality software products that feature advanced technologies.  See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”  The Company’s technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks.  The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation’s recommended technical architecture.  In particular, the Company believes that it remains an industry leader in designing and developing products for operation Microsoft’s platforms, including the .NET Framework.  The Company has also been a pioneer in the use of browsers and GUIs with integrated business application software.  Currently, the Company continues to pursue object-oriented methodologies and Web services-based applications that simplify the development, maintenance, deployment and customization of its products.

The Company intends to continue to invest in product development.  In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) increasingly leverage Web services and the Microsoft .NET Framework, (iii) develop additional eBusiness and Web-based applications supporting both business-to-business and business-to-consumer solutions, (iv) develop integration to vertical market trading exchanges, business communities or other eBusiness marketplaces, and (v) develop and/or acquire new applications or modules that build upon the Company’s business application strategy.  See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

The Company’s technical strategy for its e by Epicor and Clientele suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services.  This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including thin-client, browser-based and mobile clients.  More importantly, this architecture provides the infrastructure to take business to the Internet by leveraging key Microsoft technologies such as Microsoft  Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provides a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. In 2001, Epicor was among the first early adopters invited by Microsoft into the Visual Studio for Applications (VSA) initiative for middle-tier XML Web Service customization, a key component of Microsoft’s Visual Studio .NET and at the heart of the Microsoft .NET Framework.  In 2002, the Company participated with Microsoft in the launch of the Web Services Interoperability Organization (WS-I.org) to promotestandards for interoperability and accelerate the adoption and deployment of Web services.  The Company also became one of the only U.S.-based enterprise software vendors to achieve the Microsoft Global Gold Certified Partner for Software Products and  was the first vendor to release an enterprise application fully re-architected for the Microsoft .NET Framework.  See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

Rapid technological advances and changes in customer requirements characterize the computer software industry.  The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance.  In particular, the Company believes it must continue to respond quickly to users’ needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of eBusiness and Collaborative Commerce (c-Commerce).  In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements.  There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company’s results of operations.

The Company’s future business is dependent on the execution of the strategy that is in place to target the client/server and eBusiness enterprise software needs of mid-sized businesses.  Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company’s results of operations.  In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

Competition

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities.  A number of companies offer enterprise application suites similar to the Company’s product offerings that are targeted at the same markets.  In addition, a number of companies offer a “best-of-breed,” or point solution, similar to or competitive with a portion of the Company’s enterprise business application suite.  Some of the Company’s existing competitors, as well as a number of new potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company.  There can be no assurance that competitors will not develop products that are superior to the Company’s products or that achieve greater market acceptance.  The Company’s future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company’s results of operations.  In addition, potential customers may increasingly demand that certain of the Company’s enterprise systems incorporate certain RDBMS software offered by competing products, but not currently supported by the Company’s products.

The Company believes that it competes in two enterprise business applications markets: emerging enterprises and midmarket enterprises.  The Company defines emerging enterprises as rapidly growing businesses under $25 million in annual revenues.  Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in “off-the-shelf” applications.  These businesses require applications that are easy to implement, customize, manage and use as well as affordable.  Emerging enterprises generally lack dedicated information technology management resources and require solutions that do not require a high level of ongoing maintenance and support for their continued operation.  Products in this market are principally sold through VARs and telesales persons with the purchasing decision often influenced by professionals providing consulting services.  The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price and quality.  The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $10 million and $500 million.  Although the Company does not actively target larger, Fortune 1000 corporations with its enterprise business applications, it encounters competitors from this market segment who are increasingly targeting mid-sized enterprises.  Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business than can be found in “off-the-shelf” applications.  These businesses require applications that are easy to implement, customize, manage and use as well as being affordable.  Mid-sized enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation.  The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors.  Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the e by Epicor, Clientele, and Vantage product lines are well positioned to address this requirement.  The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing midmarket companies with comprehensive, integrated enterprise business applications.  However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the midmarket and are beginning to offer complete or partial enterprise business applications to this market.  In order to compete in the future, the Company must respond effectively to customer needs in the area of eBusiness and e-Commerce and incorporate those technologies and application functionality that will meet the challenges posed by competitors’ innovations.  To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive.  There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary in size, target markets and overall product scope.  The Company’s primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including J.D. Edwards, Oracle Corporation, PeopleSoft, Inc. and SAP AG, (ii) mid-range ERP vendors, including Lawson Corporation, IFS, and Microsoft Business Solutions (includes Great Plains and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., Scala, Inc., Systems Union, Ltd., Solomon Software (now owned by Microsoft Corporation), and Geac for financial accounting; QAD, Inc., FrontStep Inc. (now owned by MAPICS, Inc.), Lilly Software and Made2Manage, Inc. for manufacturing; and Onyx Software Corporation, Siebel System, Inc., Pivotal Software, Inc., FrontRange Solutions, Inc., Salesforce.com and Best Software, Inc. (formerly Saleslogix) for sales force automation, customer service and support.  While these competitors offer dedicated applications, the Company believes that its broader product offerings and level of product integration provide a significant competitive advantage.

In the second half of 2002, Microsoft completed the acquisition of Navision.  Navision, together with Microsoft Great Plains, forms Microsoft Business Solutions. This division within Microsoft is focused on providing business solutions to small and mid-sized companies.  From a competitive perspective, the Company believes that Microsoft will be most competitive in financials and business management applications at the lower end of its market.  The Company believes that it can continue to competitively differentiate itself based on the depth of its product offerings.

Intellectual Property

The Company regards its software as proprietary, in that title to and ownership of the software generally resides exclusively with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software.  Despite these precautions, there can be no assurance unauthorized third-parties will not copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary.  To date, the Company has not relied on patent protection for its software products.  While the Company’s competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors such as the knowledge, ability and experience of the Company’s personnel, name recognition and ongoing product development and support.  There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competitors will not independently develop software products that are substantially equivalent or superior to the Company’s software products.

The Company’s software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization’s internal business purposes and the end user is generally not permitted to sublicense or transfer the products.  The Company licenses its Clientele, Vista, Vantage and e by Epicor (when sold through VARs and distributors) product lines pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.  In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.  Certain components of the Company’s products are licensed from third parties.

The source code for the Avanté and, in certain cases, Vantage products historically has been licensed to customers to enable them to customize the software to meet particular requirements.  The standard customer license contains a confidentiality clause protecting the products.  In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees.  However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software programs will increasingly become subject to infringement claims.  There can be no assurance that third-parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Production

The principal materials and components used in the Company’s software products include computer media, including disks and CD-ROMs, and user manuals.  For each product, the Company prepares a master software disk or CD-ROM, user manuals, which may be in printed form or distributed on a CD-ROM, and packaging.  Substantially all of the Company’s disk and CD-ROM duplication is performed by third-party vendors, using disks and blank CD-ROMs acquired from various sources.  Outside sources print the Company’s packaging and related materials to the Company’s specifications.  Portions of the completed packages are assembled by third-party vendors.  To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

Employees

As of February 4, 2003, the Company had 799 full-time employees, including 160 in product development, 162 in support services, 187 in professional services, 130 in sales, 49 in marketing and 111 in administration.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that employee relations are good.

Certain Factors That May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements.  These statements include the Company’s expectation that (i) the Company will continue to focus on and continue to develop products, which leverage emerging and industry standard technologies, (ii) the Company believes that it can continue to competitively differentiate itself in the market, (iii) the Company will continue to provide service and support to the majority of Clarus installed customers, (iv) the Clarus acquisition will enable the Company to focus on cross-selling and leverage its experience to deliver an expanded suite of SRM capabilities, (v) restructuring obligations will be funded from existing cash reserves, operations or its credit facility, (vi) the 2002 restructuring will provide approximately $3 million to $4 million in quarterly cost savings as compared to the third quarter of 2002, (vii) the Company’s software license revenues for 2003 will be slightly down due to the anticipated lag in the recovery of IT spending and continued global economic and geopolitical uncertainties, (viii) the 2003 international revenues will continue to represent a significant portion of total revenues, (ix) software development expenses and general and administrative expenses will remain flat in 2003, (x) all other operating expenses will decrease in 2003 due to the 2002 restructuring and continued cost savings measures, (xi) capital expenditures for 2003 will remain at 2002 levels and these expenditures will be funded from existing cash reserves, operations or its credit facility, (xii) the Company will maintain positive cash flow from operations for the year ending December 31, 2003, and (xiii) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.  Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 16 to 22.  Because of these and other factors that may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2003.

Our operating cash flows are subject to fluctuation, primarily related to our ability to timely collect accounts receivable and to achieve targeted revenues and expenses.  Negative fluctuations in operating cash flows may require us to seek additional cash sources to fund our working capital requirements.

The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $31.3 million at December 31, 2002.  The Company has continued to experience decreasing revenues and continued operating losses.  As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities.  If the Company is not successful in achieving targeted revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding.  In addition, although the Company currently has in place a bank line of credit, the Company has in prior quarters violated the financial covenants included in the terms of that credit agreement.  The Company received waivers from its lender for these prior violations.  In addition, the Company renegotiated the financial covenants during the second quarter of 2002 to reduce the thresholds required for compliance with the covenants.  The Company has since complied with the revised covenants.  However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants in the future.  Should such violations occur, there can be no assurance that the Company would be able to secure alternative funding or, if secured, on acceptable terms.  Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old.  If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to its current bank credit facility.  In addition, should the Company not reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

Our quarterly operating results are subject to fluctuations and if we fail to meet expectations of securities analysts or investors our share price may decrease.

The Company’s quarterly operating results have fluctuated in the past.  The Company’s operating results may fluctuate in the future as a result of many factors that may include:

•	The demand for the Company’s products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions
•	Fluctuations in the length of the Company’s sales cycles
•	Changes in accounting standards, including revenue recognition standards
•	The size and timing of orders for the Company’s products
•	The number, timing and significance of new product announcements by the Company and its competitors
•	The Company’s ability to introduce and market new and enhanced versions of its products on a timely basis
•	The level of product and price competition
•	Changes in operating expenses of the Company
•	Changes in average selling prices
•	Fluctuations in maintenance renewal rates by current customers
•	The demand for the Company’s consulting services

In addition, the Company has historically realized a significant portion of its software license revenues in the final month of any quarter with a concentration of such revenues recorded in the final ten business days of that month.

Due to the above factors, among others, the Company’s revenues are difficult to forecast.  The Company, however, will base its expense levels, in significant part, on its expectations of future revenue.  As a result, the Company expects its expense levels to be relatively fixed in the short term.  The Company’s failure to meet revenue expectations could adversely affect operating results.  Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results because a relatively small amount of the Company’s expenses will vary with its revenues in the short run.  As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance.  Due to the foregoing factors, it is likely that in some future quarter the Company’s operating results will be below the expectations of public market analysts and investors.  Such an event would likely have an adverse effect upon the price of the Company’s Common Stock.

If we fail to rapidly develop and introduce new products and services, we will not be able to compete effectively and our ability to generate revenues will suffer.

The market for the Company’s software products is subject to ongoing technological developments, evolving industry standards and rapid changes in customer requirements.  The Company believes the Internet is transforming the way businesses operate and the software requirements of customers.  Specifically, the Company believes that customers desire eBusiness software applications, or applications that enable a customer to engage in commerce or service over the Internet.  As companies introduce products that embody new technologies, including Microsoft.NET or Java, or as new industry standards emerge, such as web services-based applications, existing products may become obsolete and unmarketable.  Development of new technologies may also cause the Company to change how it licenses or prices its products, possibly adversely impacting the Company’s revenues and operating results.  Such emerging licensing models include hosting as well as subscription-based licensing, in which the licensee essentially rents the software for a defined period of time, as opposed to the current perpetual license model.  The Company’s future business, operating results and financial condition will depend on its ability to:

•	Enhance its existing products
•	Develop, deliver and achieve market acceptance of new and/or improved products that address the increasingly sophisticated needs of its customers
•	Develop products for additional platforms or technologies
•	Effectively train its sales force to sell an integrated suite of eBusiness products
•	Effectively recognize and implement emerging industry standards and models

Further, if the Company fails to respond to technological advances, emerging industry standards, including licensing models, and end-user requirements, or experiences any significant delays in product development or introduction, the Company’s competitive position and revenues could be adversely affected.  The Company’s success will depend on its ability to continue to develop and successfully introduce new products and services, including those in the eBusiness arena.  The Company cannot assure you that it will successfully develop and market such new and/or improved products on a timely basis, if at all.  Additionally, developing new products, the Company may encounter software errors or failures that force the delay in the commercial release of the new products.  Any such delay or failure to develop could have a material adverse effect on the Company’s business, results of operations and financial condition.  From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company’s existing products.  The Company cannot make assurances that such announcements will not cause customers to delay or alter their purchasing decisions, which could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.  A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults.  We do not carry earthquake insurance and do not fund for earthquake-related losses.  Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events.  Our facilities in California were subjected to an increased probability of rolling electrical blackouts during the summers of 2001 and 2002 as a consequence of a shortage of available electrical power.  It is possible that we could again be subject to such blackouts in the future.  In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. The Company also currently contracts with Worldcom/MCI for the majority of its telecommunications services.  The recent events surrounding Worldcom, including financial fraud allegations and its bankruptcy filing could possibly result in a disruption of Epicor’s telecommunication capabilities and thus, disrupt Epicor’s business operations. The Company continues to consider and implement its options and develop contingency plans to avoid and/or minimize potential disruptions to its telecommunication services.  In addition, terrorist acts or acts of war may cause damage or disruption to the Company, its employees, facilities, suppliers, distributors and VARs, and customers, which could have a material adverse effect on the Company’s operations and financial results. We do not carry financial reserves against business interruptions and although we do carry business interruption insurance limited to special causes of loss, if a business interruption occurs, our business could be seriously harmed.

Revenue recognition accounting standards and interpretations may change, causing us to recognize lower revenues.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.”  The Company adopted SOP 97-2, as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2” as of July 1, 1998.  In December 1998, the AICPA issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  The Company adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure.  The Company adopted SAB 101 during the fourth quarter of fiscal 2000.

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

As part of its business strategy, the Company may expand its product offerings to include application software products that are complementary to its existing ERP applications, particularly in the areas of eBusiness and eCommerce or may gain access to established customer bases into which the Company can sell its current products.  This strategy may involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements.  The risks commonly encountered in the acquisitions of businesses would accompany any future acquisitions or investments by the Company.  Such risks may include the following:

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

The risks that the Company may encounter in acquiring or licensing technology from third parties include the following:

•	The difficulty in integrating the third party product with the Company’s products
•	Undiscovered software errors in the third party product
•	Difficulties in selling the third party product
•	Difficulties in providing satisfactory support for the third party product
•	Potential infringement claims from the use of the third party product
•	Discontinuation of third party product lines

We rely, in part, on distributors and VARs to sell our products.  Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

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

The Company derives its revenue from the sale of its various ERP application software packages and related services.  Accordingly, any event that adversely affects fees derived from the sale of such systems would have a material adverse affect on the Company’s business, results of operations and performance.  For example, the market for ERP applications was negatively impacted in 1999 and the first half of 2000 by Year 2000 concerns.  Similarly, in 2001 and continuing through the fourth quarter of 2002, the market for ERP applications continued to be negatively impacted by the domestic economic slowdown.  Other such events may include:

•	Competition from other products
•	Flaws in the Company’s products
•	Incompatibility with third-party hardware or software products
•	Negative publicity or evaluation of the Company or its products
•	Obsolescence of the hardware platforms or software environments in which the Company’s systems run

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in international markets. There is no assurance that the Company will maintain or expand its international sales.  If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected.  International sales are subject to inherent risks, including:

•	Changes in regulatory requirements
•	Tariffs and other barriers
•	Differing intellectual property and labor laws
•	Fluctuating exchange rates
•	Difficulties in staffing and managing foreign sales and support operations
•	Longer accounts receivable payment cycles
•	Potentially adverse tax consequences, including repatriation of earnings
•	Development and support of localized and translated products
•	Lack of acceptance of localized products in foreign countries
•	Burdens of complying with a wide variety of foreign laws
•	Effects of high local wage scales and other expenses
•	Shortage of skilled personnel required for the local operation
•	Euro adoption

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition.  A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies.  The Company does not have any hedging or similar foreign currency contracts.  Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

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

As of March 4, 2003, the Company had 42,592,025 shares of common stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively.  Each share of Series C and D Preferred Stock is convertible into ten shares of common stock, as adjusted for stock dividends, combinations or splits at the option of the holder and is entitled to vote with the holders of common stock on an as-converted basis on all matters presented for shareholder approval.   The holders of the Series C and D Preferred Stock have the right to cause the Company to register the sale of the shares of common stock issuable upon conversion of the Series C and D Preferred Stock.  Also, the Company has a substantial number of options or shares issuable to employees under employee option, stock grant, or restricted stock grant plans.  As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future.  Sales of substantial amounts of such shares could adversely affect the market price of the Company’s Common Stock.

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

Item 2.  PROPERTIES

The Company leases approximately 122,000 square feet of office space in Irvine, California located in four buildings.  The majority of the leases expire in April 2004.  Of the total space, approximately 22,000 square feet is on the market to be sublet to third parties.  The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support.  In addition, the Company leases approximately 173,000 square feet of office space in San Diego, California.  The lease expires in August 2009.  Approximately 116,000 square feet of the San Diego facility is currently sublet to four third parties. The Company also leases approximately 34,000 square feet of office space in Minneapolis, Minnesota.  The lease expires in March 2007.  The principal activities in San Diego and Minneapolis are sales, development, consulting and customer support.

In addition to the locations listed above the Company leases other offices for sales, service, product development, and administration in various locations worldwide. The Company is continually evaluating its facilities for cost effectiveness and suitability for purpose and will adjust its facilities portfolio to fit the needs of the Company at any point in time.   However, the Company believes its current facilities are suitable for their respective uses and adequate for the Company’s needs.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.  MARKET VALUE OF COMMON STOCK

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol EPIC.  The following table sets forth the range of high and low sales prices for the Company’s Common Stock for the periods indicated.

	High	Low

Fiscal Year ended December 31, 2000:
1st Quarter	$10.88	$3.75
2nd Quarter	$8.38	$2.31
3rd Quarter	$4.91	$2.65
4th Quarter	$3.56	$0.66
Fiscal Year ended December 31, 2001:
1st Quarter	$2.13	$0.81
2nd Quarter	$1.71	$0.69
3rd Quarter	$1.49	$0.80
4th Quarter	$1.72	$0.65
Fiscal Year ended December 31, 2002:
1st Quarter	$2.80	$1.48
2nd Quarter	$2.32	$1.52
3rd Quarter	$1.60	$0.93
4th Quarter	$1.70	$0.86

There were approximately 1,461 security holders of record as of March 4, 2003.  The Company believes there are a substantially greater number of beneficial holders.  The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

The following table sets forth certain information, as of December 31, 2002, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans.  The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies, which originally granted those options.  Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2002, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securites Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders (1)	593,022	$2.01	2,069,542	(3)

Equity compensation plans not approved by shareholders (2)	703,263	$3.76	2,146,690

Total	1,296,285	$2.89	4,216,232

(1)          Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan) and 2002 Employee Stock Purchase Plan (the Purchase Plan).

(2)          Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan and 1999 Merger Transition Nonstatutory Stock Option Plan.

(3)          This number includes 1,054,507 shares of common stock reserved for issuance under the Purchase Plan, 65,785 shares available for issuance under the 1994 Plan, and 949,250 shares available for issuance under the 1999 Plan.  It does not include shares under the 1990 Plan, which was terminated in 2000. No new options can be granted under the 1990 Plan.

(4)          The table does not include information for equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies that originally established those plans. As of December 31, 2002, a total of 152,168 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $20.65 per share. No additional options may be granted under those assumed plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan).  The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant.  The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised.  The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability.  The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs.  In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation.  There are 1,275,000 shares of common stock reserved under the 1993 Plan, and 44,795 shares remain for future issuance.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan).  The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant.  The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised.  The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs.  In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price.  There are 500,000 shares of common stock reserved under the 1996 Plan, and 80,861 shares remain for future issuance.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan).  The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant.  The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised.  The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs.  In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 500,000 shares of common stock reserved under the 1997 Plan, and 66,043 shares remain for future issuance.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan).  The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares.  The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant.  The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised.  The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs.  In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 3,000,000 shares of common stock reserved under the 1998 Plan, and 1,164,566 shares remain for future issuance.

1999 Merger Transition Nonstatutory Stock Option Plan

In February 1999, the Board of Directors approved the 1999 Merger Transition Nonqualified Stock Option Plan (the Transition Plan).  The Transition Plan provides for the grant of nonqualified stock options to officers, employees, directors and consultants at the fair market value of our common stock as of the date of grant.  However, option grants to individuals at the level of vice-president or higher are limited to former DataWorks employees as an essential inducement to their entering into an employment agreement with us.  The plan administrator determines, on a grant-by-grant basis, when options granted under the Transition Plan may be exercised.  The Transition Plan provides that vested options may generally be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability.  The Transition Plan generally permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness or consideration received by us under a “cashless exercise” program.  In the event of our change in control (including our merger with or into another corporation, or our sale of substantially all of our assets), the Transition Plan provides that each outstanding option will fully vest and become exercisable.  There are 900,000 shares of common stock reserved under the Transition Plan, and 790,425 shares remain for future issuance.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.  The following selected consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data at December 31, 2002 and 2001, have been derived from audited consolidated financial statements included elsewhere in this Annual Report.  The consolidated statement of operations data presented below for the year ended December 31, 1999 and the six months ended December 31, 1998 and fiscal year ended June 30, 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 and at June 30, 1998, are derived from audited consolidated financial statements that are not included in this Annual Report (in thousands, except per share amounts).

	As of or for the year ended December 31, 2002	As of or for the year ended December 31, 2001	As of or for the year ended December 31, 2000	As of or for the year ended December 31, 1999	As of or for the six months ended December 31, 1998	As of or for the fiscal year ended June 30, 1998

	(5)	(4)	(3)	(1)(2)	(1)(2)
Total revenues	$143,467	$174,492	$224,155	$261,965	$64,556	$99,447
Net income (loss)	$(7,264)	$(28,730)	$(40,735)	$(50,633)	$(2,056)	$13,347
Diluted earnings (loss) per share	$(0.17)	$(0.69)	$(0.98)	$(1.25)	$(0.07)	$0.45
Diluted shares	43,835	41,929	41,409	40,605	28,373	29,716
Total assets	$73,268	$86,771	$134,787	$170,177	$212,277	$67,988
Long-term debt, less current portion	$—	$2,229	$5,621	$520	$1,116	$35
Net stockholders’ equity	$3,786	$7,171	$34,067	$71,806	$117,995	$34,910

(1) Effective December 31, 1998, the Company acquired DataWorks Corporation.   The Company’s Consolidated Balance Sheet data includes DataWorks’ consolidated balance sheet as of December 31, 1998.  The Company’s Consolidated Statement of Operations does not include the revenues and expenses of DataWorks until the year ended December 31, 1999.

(2) For the year ended December 31, 1999, net loss included restructuring charges of $9,975,000 recorded relative to the Company’s restructuring activities, related charges aggregating $7,713,000 recorded in cost of license fees and general and administrative expenses to reflect the write down of certain operating assets, and a litigation charge of $1,800,000.  For the six months ended December 31, 1998 loss from operations included $5,950,000 of charges for restructuring.

(3) For the year ended December 31, 2000, net loss included a charge of $5,337,000 recorded in cost of license fees related to the write-down of capitalized software development costs, provision for doubtful accounts of $18,480,000 and a $2,000,000 litigation charge.  See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(4) For the year ended December 31, 2001, net loss included gain from sales of product lines of $11,880,000, provision for doubtful accounts of $10,108,000, restructuring charges of $9,658,000 and a charge of $1,500,000 recorded in cost of revenues, related to the write-down of capitalized development costs and reduction in the carrying value of certain intangible assets.  See Notes 1, 3 and 5 of Notes to Consolidated Financial Statements.

(5) For the year ended December 31, 2002, net loss included restructuring charges of $3,891,000, a $4,288,000 settlement charge, a $600,000 charge included in cost of revenues to write-down certain prepaid software royalties, and a $1,000,000 reduction in general and administrative expenses related to the favorable settlement of international payroll tax issues and a $1,200,000 income tax benefit related to adjustments for certain other international tax issues.  See Notes 1, 3, 6 and 7 of Notes to Consolidated Financial Statements.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements.

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future operating results.

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer.  The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor.  The Company believes no significant concentrations of credit risk existed at December 31, 2002.  Receivables from customers are generally unsecured.  The Company continuously monitors its customer account balances and actively pursues collections on past due balances.  The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues.  If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of acquisitions completed in December 1998 and December 2002 and represent acquired technology and customer base.  These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable.  Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1998, 1997 and 1996	Asset impairment	Total restructuring costs

Balance at December 31, 1999	$2,005	$4,712	$1,185	$—	$7,902
Write-off of fixed assets	—	(1,435)	—	—	(1,435)
Reversal of facility accrual	—	(700)	—	—	(700)
Cash payments	(2,005)	(2,373)	(850)	—	(5,228)

Balance at December 31, 2000	—	204	335	—	539

2001 restructuring charges and other	4,271	3,654	—	1,733	9,658
Write-off of fixed assets	—	—	—	(1,733)	(1,733)
Cash payments	(2,745)	(1,582)	(147)	—	(4,474)

Balance at December 31, 2001	1,526	2,276	188	—	3,990

2002 restructuring charges	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007

2002 Restructuring

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to further reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002.  As part of the restructuring, the Company terminated 121 employees or approximately 15% of the workforce from all functional areas of the Company.  As of December 31, 2002, all these terminations have been completed.

The severance costs represent remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.  Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the year ended December 31, 2002, an additional charge of $821,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

Although the Company believes the restructuring activities were necessary, no assurance can be given that the anticipated benefits of the restructuring will be achieved or that similar action will not be required in the future.  The Company expects that the 2002 restructuring will provide approximately $3,000,000 to $4,000,000 in quarterly cost savings during 2003, as compared to the third quarter of 2002.

2001 Restructurings

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or consolidation of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001.  As part of the restructuring, the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company.  All these terminations have been completed.

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

For the year ended December 31, 2001, an additional charge of $1,733,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”  These assets consisted primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

2000 Reversal of Prior Period Reserve

During 2000, the Company determined that $700,000 of the reserves recorded as part of the 1999 restructuring were not needed.  This was the result of the Company’s ability to close certain facilities for less than the amount originally estimated. This amount has been accounted for as a reduction of restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.

Acquisition

In December 2002, Epicor completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the eProcurement, Sourcing, and Settlement solutions, for a cash purchase price of $1 million. The purchase price was paid by Epicor out of working capital and reflects a negotiated price between the parties.  Epicor, which has been engaged in reselling Clarus’ procurement product for more than two years, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers.  The acquisition will enable Epicor to initially focus on cross-selling opportunities and to further leverage its experience in procurement and sourcing, its integration expertise, as well as its .NET architecture to deliver an expanded suite of supplier relationship management capabilities as part of its enterprise suite offering or as a stand-alone offering.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting.  The fair values of the assets acquired and liabilities assumed represent management’s best estimate of current fair values.  The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Transaction costs	296

Total purchase price	$1,296

Fair value of net tangible assets acquired	$790
Assumed liabilities	(542)
Acquired technology	1,048

Net assets acquired	$1,296

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

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2002 compared to the year ended December 31, 2001 (in millions, except percentages):

	December 31,		Change

	2002	2001	$	%

Revenues:
License fees	$34.2	$45.1	$(10.9)	(24.1)%
Consulting	37.4	52.0	(14.6)	(28.1)%
Maintenance	69.3	74.2	(4.9)	(6.6)%
Other	2.6	3.2	(0.6)	(19.3)%

Total revenues	$143.5	$174.5	$(31.0)	(17.8)%
Percentage of total revenues:
License fees	23.9%	25.9%
Consulting	26.0%	29.8%
Maintenance	48.3%	42.5%
Other	1.8%	1.8%

Total revenues	100.0%	100.0%
Amortization of intangible assets and capitalized software development costs	$7.1	$8.6	$(1.5)	(18.3)%
Percentage of total revenues	4.9%	4.9%
Gross profit	$79.1	$91.0	$(11.9)	(13.1)%
Percentage of total revenues	55.1%	52.1%
Sales and marketing	$42.0	$56.3	$(14.3)	(25.4)%
Percentage of total revenues	29.3%	32.3%
Software development	$18.3	$25.1	$(6.8)	(27.2)%
Percentage of total revenues	12.8%	14.4%
General and administrative (including stock based compensation)	$19.2	$40.7	$(21.5)	(52.7)%
Percentage of total revenues	13.4%	23.3%
Restructuring charges and other	$3.9	$9.7	$(5.8)	(59.7)%
Percentage of total revenues	2.7%	5.5%
Settlement of claim	$4.3	$—	$4.3	—
Percentage of total revenues	3.0%	—
Gain on sales of product lines	$—	$11.9	$(11.9)	(100.0)%
Percentage of total revenues	—	6.8%

Revenues

License fee revenues decreased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2002, as compared to 2001.  This decrease is due largely to an accelerated downturn in the economy.  The Company believes that these economic conditions are causing businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales.  The Company expects software license revenues for 2003 to be slightly down due to the anticipated lag in the recovery of IT spending and continued global economic and geopolitical uncertainties.

Consulting revenues decreased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2002, as compared to 2001.  This decrease is mainly due to fewer implementation projects as a result of lower software sales.  Furthermore, the sale of the Impresa product line in the second quarter of 2001 resulted in a decrease in consulting revenues of approximately $0.7 million for the year ended December 31, 2002.

Maintenance revenues decreased in absolute dollars for the year ended December 31, 2002, as compared to 2001, primarily due to lower new software sales in 2002 and the previously discussed sales of the Company’s PFW and Impresa product lines.   The absence of revenues from these two product lines resulted in a decrease of approximately $2.8 million for the year ended December 31, 2002, as compared to 2001.  Although maintenance revenues decreased in absolute dollars, as a percentage of total revenues, maintenance revenues increased for the year ended December 31, 2002.  This is primarily due to the decrease in the total revenue base.

Other revenues consist primarily of resale of third-party hardware and sales of business forms.  The decrease in other revenues in absolute dollars for the year ended December 31, 2002, as compared to 2001, is due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees.

International revenues were $43.8 million and $53.0 million for the years ended December 31, 2002 and 2001, respectively, representing 30.5% and 31.0%, respectively, of total revenues.  The decrease in international revenues in absolute dollars for the year ended December 31, 2002, is primarily due to the previously discussed economic downturn.  With sales offices located in Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology and customer base that were recorded as a result of the DataWorks acquisition in December 1998 and the Clarus asset purchase in December 2002.  The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the asset.  For the years ended December 31, 2002 and 2001, the Company recorded amortization expense related to intangible assets of $5.3 million and $6.0 million, respectively.  Amortization of acquired technology will be complete in 2007 and amortization of the customer base will be complete in 2005.

Amortization of capitalized software development costs is determined on a product-by-product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years.  For the years ended December 31, 2002 and 2001, the Company recorded amortization expense related to capitalized software development costs of $1.8 million and $2.6 million, respectively.  The Company did not capitalize any software development costs for the year ended December 31, 2002, as no costs were eligible for capitalization.  Amortization of software development costs that were capitalized prior to 2002 will be complete in 2003.

Gross Profit

Cost of revenues consists of royalties paid for licensed software incorporated into the Company’s products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization and write-down of capitalized software development costs; the amortization of acquired intangible assets; and the write-down of prepaid software royalties.  Included in cost of revenues for 2002 are charges of approximately $0.1 million to write-down certain capitalized software costs to their estimated net realizable value and approximately $0.6 million to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales.  A charge of approximately $1.0 million is included in cost of revenues for 2001 to write-down capitalized software development costs due to the Company’s decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company’s manufacturing products.

The decline in gross profit in absolute dollars for the year ended December 31, 2002, as compared to the same periods in 2001, is primarily due to the decrease in total revenues.  However, the gross profit as a percentage of total revenues increased.  The increase over 2001 is primarily due to improved margins from maintenance revenues as a result of the 2001 and 2002 restructurings and the Company’s continued cost-savings measures.  This increase is offset by a reduction in consulting margins, which is due to the decrease in consulting revenues and the short-term, fixed nature of the underlying service costs.  It is further offset by a reduction in the software license margins, which is due to the decrease in software license fees and the fixed nature of certain cost of revenues, specifically amortization of capitalized software development costs and acquired intangible assets of approximately $1.7 million per quarter.  The Company will continue in future periods to assess the recoverability of the amounts recorded for capitalized software development costs and acquired intangible assets.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses.  The decrease in absolute dollars and as a percentage of total revenues for the year ended December 31, 2002, compared to 2001, is primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 and 2002 restructurings, and lower commissions expense resulting from decreased software license fees revenues.  Additionally, during the year ended December 31, 2002, the Company decreased its advertising and related costs, as compared to 2001, as a result of its efforts to decrease overall costs.  The Company expects sales and marketing expenses to decrease in 2003 due to the 2002 restructurings and continued cost-savings measures.

Software Development

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company’s products, as well as fees paid to outside consultants.  Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time that technological feasibility is established and the time that the product is ready for general release. Costs that do not qualify for capitalization are charged to software development expense when incurred.  For the years ended December 31, 2002 and 2001, no software development costs were capitalized because the time period between technological feasibility and general release decreased significantly compared to prior years, such that for all software product releases during 2002 and 2001 that time period was insignificant.  Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third-party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

The decrease in software development costs for the year ended December 31, 2002, as compared to 2001, is largely due to the decrease in salaries, benefits and other headcount related expenses as a result of the 2001and 2002 restructurings, the sales of the PFW and Impresa product lines and the Company’s relocation of certain software development activities to lower-cost offshore locations.  The Company expects software development expenses to be flat in 2003.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions and includes bad debt expense.  The decrease in absolute dollars and as a percentage of total revenues in general and administrative expenses for the year ended December 31, 2002, as compared to 2001, is due to the decrease in the costs of salaries, benefits and other headcount related expenses due to the 2001 and 2002 restructurings, the decrease in the provision for doubtful accounts as a result of improved collection efforts in 2002 and a $1.0 million favorable tax settlement related to international employment tax issues in 2002.  The Company expects general and administrative expenses to remain flat in 2003.

Settlement of Claim

In February 2003, a former officer of the Company asserted a claim against the Company alleging constructive termination under his management retention agreement.  The officer alleged that as a result, under the terms of his management retention agreement he was not obligated to repay certain loans made to him by the Company.  The total amount due and payable related to these loans at the time of the claim was approximately $3.0 million.

The Company settled this matter by agreeing to forgo collection of the loan and reimburse the officer for his associated income tax liability in accordance with the provisions of the management retention agreement in exchange for $100,000 in cash, the return of 445,000 shares of common stock securing the note to the Company and a full release of claims.  The market value of the shares at the repayment date was $1.91 per share.  The Company incurred a total charge of approximately $4.3 million to settle this matter, which was charged to operations in 2002.

Provision for Income Taxes

The Company recorded an income tax benefit of $1.2 million in 2002 due to the favorable settlement of a Canadian tax audit and the resolution of other related international tax matters.  The Company recorded no provision during 2001.  The effective tax rate during 2002 was –14.18% and 0% during 2001.  During these periods, the effective tax rate was lower than the statutory U.S. federal income tax rate of 35%, primarily due to the reduction of income taxes payable from the favorable settlement of international tax matters and the inability to record benefits from current net operating losses.  Due to the historical losses incurred by the Company for 2002 and prior years, and the uncertainty as to profits in the future, management cannot conclude that realization of the Company’s net deferred tax asset is more likely than not.  Accordingly, as of December 31, 2002, the Company has provided a valuation allowance on 100% of its deferred tax assets.  Any realization of the Company’s net deferred tax asset will reduce the Company’s effective tax rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholders’ equity.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2001 compared to the year ended December 31, 2000 (in millions, except percentages):

	December 31,		Change

	2001	2000	$	%

Revenues:
License fees	$45.1	$75.8	$(30.7)	(40.5)%
Consulting	52.0	64.9	(12.9)	(19.9)%
Maintenance	74.2	79.3	(5.1)	(6.5)%
Other	3.2	4.2	(1.0)	(22.5)%

Total revenues	$174.5	$224.2	$(49.7)	(22.3)%
Percentage of total revenues:
License fees	25.9%	33.8%
Consulting	29.8%	28.9%
Maintenance	42.5%	35.4%
Other	1.8%	1.9%

Total revenues	100.0%	100.0%
Amortization of intangible assets and capitalized software development costs	$8.6	$8.0	$0.6	7.8%
Percentage of total revenues	4.9%	3.6%
Gross profit	$91.0	$115.6	$(24.6)	(21.3)%
Percentage of total revenues	52.1%	51.6%
Sales and marketing	$56.3	$76.2	$(19.9)	(26.0)%
Percentage of total revenues	32.3%	34.0%
Software development	$25.1	$26.4	$(1.3)	(4.7)%
Percentage of total revenues	14.4%	11.8%
General and administrative (including stock based compensation)	$40.7	$53.1	$(12.4)	(23.5)%
Percentage of total revenues	23.3%	23.7%
Restructuring charges and other	$9.7	$(0.7)	$10.4	(1,479.7)%
Percentage of total revenues	5.5%	(0.3)%
Litigation charge	$—	$2.0	$(2.0)	(100.0)%
Percentage of total revenues	—	0.9%
Gain on sales of product lines	$11.9	$—	$11.9	—
Percentage of total revenues	6.8%	—

Revenues

License fee revenues decreased in absolute dollars and as a percentage of revenues for the year ended December 31, 2001, as compared to 2000.  This decrease was due largely to an accelerated downturn in the North American economy.  The Company believed these economic conditions caused businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which had a negative impact on software sales.

Consulting revenues decreased in absolute dollars for the year ended December 31, 2001, as compared to 2000.  This decrease was mainly due to fewer implementation projects as a result of decreased license fee revenues.  Furthermore, the sale of the Impresa product line in the second quarter of 2001 resulted in a decrease in consulting revenues of approximately $3.5 million.

Maintenance revenues decreased in absolute dollars for the year ended December 31, 2001, as compared to 2000, primarily due to the sales of the Company’s PFW and Impresa product lines.

Other revenues decreased in absolute dollars for the year ended December 31, 2001, as compared to 2000, due to the decrease in third-party hardware sales directly attributable to the decrease in software license fees.

International revenues were $53.0 million and $56.9 million in the years ended December 31, 2001 and 2000, respectively, representing 31.0% and 25.9%, respectively, of total revenues.  The increase in international revenues as a percentage of total revenues was primarily attributable to the decrease in North American revenues resulting from the economic downturn.

Gross Profit

A charge of approximately $1.0 million was included in cost of revenues for 2001 to write-down capitalized software development costs due to the Company’s decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company’s manufacturing products. Furthermore, in 2001, the Company wrote-off $0.5 million of acquired work force costs purchased as part of the Company’s 1998 acquisition of DataWorks.  Based on the decline in revenue from the former DataWorks product lines since the acquisition and the significant decrease in the size of the acquired workforce, the Company believed that as of December 31, 2001, this asset was impaired.  A charge of approximately $5.3 million was included in cost of revenues for 2000 to write-down to estimated realizable value capitalized software development costs related to localized products with lower than originally anticipated future revenues marketed in Latin America and continental Europe.

The decline in gross profit in absolute dollars for the year ended December 31, 2001, as compared to 2000, was primarily due to the decrease in total revenues. Gross profit percentage for the year ended December 31, 2001, as compared to 2000, increased.  However, excluding the $5.3 million charge for the write-down of capitalized software costs, the 2000 gross profit margin would have been 55.0%.  Excluding the $1.0 million and $0.5 million charges in 2001 as discussed above, the 2001 gross profit margin would have been 54.1%.  The decrease in gross profit margin (excluding the write-down) was due to the decrease in software license fees and the fixed nature of the certain costs of revenues, specifically amortization of capitalized software development costs and acquired intangible assets of approximately $2.0 million per quarter.

Sales and Marketing

The decrease in absolute dollars and as a percentage of total revenues for the year ended December 31, 2001, compared to 2000, was primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, and lower commissions expense resulting from decreased software license fees revenues.  Additionally, during the year ended December 31, 2001, the Company decreased its advertising and related costs, as compared to 2000, as a result of its efforts to decrease overall costs.

Software Development

The decrease in software development costs for the year ended December 31, 2001, as compared to 2000, was largely due to the decrease in salaries, benefits and other headcount related expenses as a result of the 2001 restructurings, the sales of the PFW and Impresa product lines and the Company’s efforts to move certain software development activities to lower-cost offshore locations. The increase in software development costs as a percentage of total revenues for the year ended December 31, 2001, as compared to 2000, was due to the decrease in license fee revenues.

General and Administrative

The decrease in absolute dollars and as a percentage of total revenues in general and administrative expenses for the year ended December 31, 2001, as compared to 2000, was due to the decrease in the costs of salaries, benefits and other headcount related expenses as a result of the 2001 restructurings and a decrease in the provision for doubtful accounts as a result of improved collection efforts in 2001.

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

Provision for Income Taxes

The Company recorded no provision during 2001 and 2000.  The effective tax rate during these periods was 0%.  During these periods, the effective tax rate was lower than the statutory U.S. federal income tax rate of 34%, primarily due to the inability to record benefits from current net operating losses.  Accordingly, as of December 31, 2001, the Company provided a valuation allowance on 100% of its deferred tax asset.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and cash flows as of and for the year ended December 31, 2002 (in millions):

Cash and cash equivalents	$31.3
Working capital deficit	(11.7)
Net cash provided by operating activities	10.5
Net cash used in investing activities	(1.8)
Net cash used in financing activities	(3.2)

As of December 31, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of $31.3 million.  The Company’s operations provided $10.5 million in cash during the year ended December 31, 2002 despite the reported net loss of $7.3 million.  This is primarily due to the Company’s ongoing improvements in its accounts receivable collection efforts, a $10.7 million non-cash impact of depreciation and amortization recorded in 2002 and a $1.2 million federal income tax refund received during the year.  At December 31, 2002, the Company has $4.0 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $1.0 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves, operations or its credit facility.

The Company’s principal investing activities for the year ended December 31, 2002 included capital expenditures of $0.8 million and the acquisition of certain of Clarus’ assets for $1.0 million.  For fiscal 2003, the Company anticipates capital spending on property and equipment will remain at 2002 levels, and these expenditures will be funded from existing cash reserves, operations or its credit facility.

Financing activities for the year ended December 31, 2002 included payments of $3.7 million made against the Company’s term loan obligation and payments of $0.4 million to acquire treasury stock in connection with the Company’s stock option exchange program.  Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.6 million and proceeds from the sale of treasury stock of $0.3 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit.  In August 2000, the Company received the $10 million proceeds from the term loan.  The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%.  As of December 31, 2002, the interest rate on the term loan was 9%.  The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined.  To date, the Company has not borrowed any amounts against the revolving line of credit facility.  As of December 31, 2002, the Company has borrowing capacity of $5.4 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth. As of December 31, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

The Company’s significant contractual obligations or commercial commitments consist of the aforementioned credit facility and revolving line of credit and the Company’s operating leases for office facilities and equipment.  As of December 31, 2002, future payments related to contractual obligations and commercial commitments are as follows:

	Amounts Due by Period (in thousands)

	1 Year and Less	2 –3 Years	4 –5 Years	Thereafter	Total

Operating Lease Obligations, Net of Sublease Income	$5,496	$8,584	$7,609	$15,847	$37,536
Credit Facility	2,229	—	—	—	2,229

Total Contractual Obligations	$7,725	$8,584	$7,609	$15,847	$39,765

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

The Company has taken steps to reduce its operating expenses as part of its December 1999, April 2001, December 2001 and October 2002 restructurings, all of which included a reduction in workforce and facilities consolidation and closure.  Based on the savings generated from the 2001 restructurings and cash received for the sales of the Company’s PFW and Impresa product lines, the Company was cash flow positive in the second, third and fourth quarters of 2001.  Additionally, in each quarter of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 and 2002 restructurings, the ongoing improvements in its accounts receivable collection efforts and a $1.2 million federal income tax refund received during 2002.  The Company expects positive cash flow from operations for the year ending December 31, 2003.

As of December 31, 2002, the Company had cash and cash equivalents of  $31.3 million.  In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $5.4 million.  In February 2003, the Company received $3.6 million in cash from the Chief Executive Office (CEO) for repayment of a promissory note and $5.7 million in cash for the sale of 300,000 shares of newly created Series D Preferred Stock.  The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels.  If the Company is not successful in achieving targeted 2003 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding.

The Company reported a net loss for the year ended December 31, 2002 of $7.3 million. While management’s goal is to continue to reduce and eliminate losses and achieve profitability, there can be no assurance that the Company’s restructuring and other cost control actions will enable it to achieve operating profitability.  Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.  However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Related Party Transaction

In December 2001, the Company entered into a management retention agreement with its CEO which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provides for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement.  Among other things, the agreement provides that in the event of a Change in Control during the CEO’s employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company will be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness.   In the event of such forgiveness, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness.  As of December 31, 2002, the balance of the CEO’s indebtedness to the Company was $7,798,000.  In February 2003, this indebtedness was repaid by the CEO with a combination of a cash payment of $3.6 million and the return of the two million shares of common stock.  The market value of the shares on the repayment date was $2.13 per share.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No . 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations and other intangible assets with indefinite lives, ceased upon adoption of this statement.  The adoption of SFAS No. 142 did not have a material impact on the consolidated financial statements, in that the Company has no goodwill or other intangible assets with indefinite lives.

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

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  This new statement also supersedes certain aspects of Accounting Principles Board (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB No. 30).  In addition, more dispositions may qualify for discontinued operations treatment.  The Company adopted  SFAS No. 144 as of January 1, 2002.  The adoption of SFAS No. 144 did not have a  material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations.  Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations.  The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103. The impact of adopting EITF D-103 was an increase in consulting revenues and a corresponding increase in cost of revenues by $2,481,000,  $3,475,000 and $4,682,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  There was also an increase in maintenance revenues and a corresponding increase in cost of revenues of $34,000, $6,000 and $4,000 for the years ended December 31, 2002, 2001 and 2000, respective1y.  The adoption of EITF D-103 and the related reclassifications have no impact on the Company’s net loss or net loss per share.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.”  FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.  The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements.  The Company warrants its media from material defects in material and workmanship under normal use and warrants that the licensed software will perform substantially in accordance with the specification in the documentation ranging from three months to one year depending on the product.  Historical costs related to these warranties have been insignificant and no related warranty accrual is deemed necessary.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (the fair value method).  SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements.  The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002.   The Company has evaluated the provisions of SFAS 148 and these provisions will not have a material adverse impact on its consolidated results of operations and financial position since the Company has not adopted the fair value method.   However, should the Company be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.  See Note 8 of the Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Since we currently have no variable interest entities, we expect that the adoption of the provisions of FIN 46 will not have a material impact on our consolidated results of operations or financial position.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents.  At December 31, 2002 the Company had $31.3 million in cash and cash equivalents.  Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $198,000 on an annual basis, and likewise decrease our earnings and cash flows.  The Company does not use derivative financial instruments in its investment portfolio.  The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.  The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates.  The Company had approximately $2.2 million in variable rate debt outstanding at December 31, 2002.  Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $6,000 on an annual basis, and likewise decrease our earnings and cash flows.  The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk.  The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts.  International revenues represented 30.5% of the Company’s total revenues for the year ended December 31, 2002 and 28.5% of revenues were denominated in foreign currencies.  Significant currency fluctuations may adversely impact foreign revenues.   However, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Financial Statements:

Report of Independent Auditors – Deloitte & Touche LLP	44

Report of Independent Auditors – Ernst & Young LLP	45

Consolidated Balance Sheets as of December 31, 2002 and 2001	46

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	47

Consolidated Statements of Comprehensive Operations for the years ended December 31, 2002, 2001 and 2000	48

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	49

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	50

Notes to Consolidated Financial Statements	51

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	76

All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS – DELOITTE & TOUCHE LLP

To the Board of Directors and Stockholders of
Epicor Software Corporation:

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001.  These financial statements and this financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 13, 2003, except for Note 12, as to which the date is March 18, 2003

REPORT OF INDEPENDENT AUDITORS – ERNST & YOUNG LLP

The Board of Directors and Stockholders
Epicor Software Corporation

We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows of Epicor Software Corporation for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Epicor Software Corporation for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
January 26, 2001

EPICOR SOFTWARE CORPORATION
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$31,313	$24,435
Accounts receivable, net of allowance for doubtful accounts of $5,846 and $8,266 as of December 31, 2002 and 2001, respectively	22,471	31,382
Prepaid expenses and other current assets	3,977	5,322

Total current assets	57,761	61,139
Property and equipment, net	2,972	6,263
Software development costs, net of accumulated amortization of $11,548 and $9,876 as of December 31, 2002 and 2001, respectively	1,007	2,946
Intangible assets, net	8,477	12,560
Other assets	3,051	3,863

	$73,268	$86,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,390	$6,542
Accrued compensation and payroll taxes	8,895	8,916
Other accrued expenses	15,146	16,350
Current portion of long-term debt	2,229	3,655
Accrued restructuring costs	4,007	3,990
Deferred revenue	35,815	37,918

Total current liabilities	69,482	77,371
Long-term debt, net of current portion	—	2,229
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 61,735 and 95,305 shares issued and outstanding as of December 31, 2002 and 2001, respectively	4,859	7,501
Common stock, $0.001 par value, 60,000,000 shares authorized,44,456,173 and 44,134,057 shares issued and outstanding as of December 31, 2002 and 2001, respectively	44	44
Additional paid-in capital	246,936	244,771
Less: treasury stock at cost, 58,347 shares	(87)	—
Less: unamortized stock compensation expense	(723)	(1,711)
Less: notes receivable from officers for issuance of restricted stock	(7,796)	(10,292)
Accumulated other comprehensive loss	(2,305)	(3,264)
Accumulated deficit	(237,142)	(229,878)

Net stockholders’ equity	3,786	7,171

	$73,268	$86,771

See accompanying notes to the consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues:
License fees	$34,216	$45,101	$75,820
Consulting	37,359	51,949	64,838
Maintenance	69,296	74,225	79,346
Other	2,596	3,217	4,151

Total revenues	143,467	174,492	224,155
Cost of revenues:
License fees	6,433	8,331	17,385
Consulting	32,719	43,569	57,114
Maintenance	16,748	20,952	23,742
Other	1,421	2,021	2,331
Amortization of intangible assets and capitalized software development costs	7,055	8,634	8,007

Total cost of revenues	64,376	83,507	108,579

Gross profit	79,091	90,985	115,576
Operating expenses:
Sales and marketing	42,004	56,335	76,154
Software development	18,296	25,122	26,370
General and administrative	18,400	39,416	53,137
Stock based compensation	835	1,257	—
Restructuring charges and other	3,891	9,658	(700)
Settlement of claim	4,288	—	—
Gain on sales of product lines	—	(11,880)	—
Litigation	—	—	2,000

Total operating expenses	87,714	119,908	156,961

Loss from operations	(8,623)	(28,923)	(41,385)
Other income (expense):
Interest income	1,338	1,261	961
Interest expense	(417)	(1,100)	(627)
Other income (expense)	(762)	32	316

Other income, net	159	193	650

Loss before income taxes	(8,464)	(28,730)	(40,735)
Income tax benefit	1,200	—	—

Net loss	$(7,264)	$(28,730)	$(40,735)

Net loss per share – basic and diluted	$(0.17)	$(0.69)	$(0.98)
Weighted average common shares outstanding – basic and diluted	43,835	41,929	41,409

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPEHENSIVE OPERATIONS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Net loss	$(7,264)	$(28,730)	$(40,735)
Foreign currency translation adjustment	959	(82)	(1,592)

Comprehensive loss	$(6,305)	$(28,812)	$(42,327)

See accompanying notes to consolidated financial statements.

Epicor Software Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Series C Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Unamortized Stock Compensation Expense	Notes Receivable From Officers	Accumulated Other Comprehensive Loss	Accumulated Deficit	Net Stockholders’ Equity

	Shares	Amount	Shares	Amount		Shares	Amount

Balance December 31, 1999	95,305	$7,501	40,848,162	$41	$237,536	—	$—	$—	$(11,269)	$(1,590)	$(160,413)	$71,806
Net loss											(40,735)	(40,735)
Foreign currency translation adjustment										(1,592)		(1,592)
Return of restricted stock			(30,000)		(120)				120			—
Proceeds from note receivable from officer									1,180			1,180
Employee stock purchases			296,223		1,164							1,164
Exercise of stock options			357,014		2,244							2,244

Balance December 31, 2000	95,305	$7,501	41,471,399	$41	$240,824	—	$—	$—	$(9,969)	$(3,182)	$(201,148)	$34,067
Net loss											(28,730)	(28,730)
Foreign currency translation adjustment										(82)		(82)
Issuance of restricted stock			2,644,537	3	3,964			(3,964)				3
Stock based compensation expense								1,193				1,193
Redemption of unvested restricted stock from terminated employees			(709,466)	(1)	(1,060)			1,060				(1)
Proceeds from notes receivable from officers									127			127
Compensation expense related to notes receivable from officers					162							162
Interest accrued on notes receivable from officers									(450)			(450)
Employee stock purchases			716,819	1	879							880
Exercise of stock options			10,768		2							2

Balance December 31, 2001	95,305	$7,501	44,134,057	$44	$244,771	—	$—	$(1,711)	$(10,292)	$(3,264)	$(229,878)	$7,171
Net loss											(7,264)	(7,264)
Foreign currency translation adjustment										959		959
Conversion of preferred stock	(33,570)	(2,642)	335,700		2,642							—
Acquisition of treasury stock related to stock option exchange program						216,586	(449)					(449)
Proceeds from sale of treasury stock					(45)	(158,239)	362					317
Issuance of restricted stock			30,000		45			(45)				—
Stock based compensation expense								840				840
Redemption of unvested restricted stock from terminated employees			(146,567)		(198)			193				(5)
Collection of notes receivable from officers									64			64
Interest accrued on notes receivable from officers									(654)			(654)
Employee stock purchases			533,070	1	566							567
Settlement of claim			(445,000)	(1)	(850)				3,086			2,235
Exercise of stock options			14,913		5							5

Balance December 31, 2002	61,735	$4,859	44,456,173	$44	$246,936	58,347	$(87)	$(723)	$(7,796)	$(2,305)	$(237,142)	$3,786

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net loss	$(7,264)	$(28,730)	$(40,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,657	14,106	17,039
Stock based compensation expense	835	1,257	—
Provision for doubtful accounts	120	10,108	18,480
Write-down of capitalized software development costs and prepaid assets	716	1,026	5,337
Impairment of intangible and other long lived assets	—	499	—
Restructuring charges and other	3,891	9,658	(700)
Settlement of claim	4,288	—	—
Gain on sales of product lines	—	(11,880)	—
Interest accrued on notes receivable from officers	(654)	(450)	—
Litigation	—	—	2,000
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	10,269	17,372	(3,173)
Prepaid expenses and other current assets	1,053	229	3,153
Other assets	920	(108)	227
Accounts payable	(3,297)	(4,636)	(2,182)
Accrued expenses, compensation and payroll taxes	(4,331)	(9,499)	(4,001)
Accrued restructuring costs	(3,334)	(4,474)	(5,228)
Deferred revenue	(3,377)	(3,450)	6,318

Net cash provided by (used in) operating activities	10,492	(8,972)	(3,465)
INVESTING ACTIVITIES
Proceeds from sales of product lines	—	11,413	—
Purchases of property and equipment	(803)	(1,600)	(5,135)
Cash paid for acquisition	(1,000)	—	—
Capitalized software development costs	—	—	(7,026)
Proceeds from sale or maturity of short-term investments	—	—	12,154

Net cash provided by (used in) investing activities	(1,803)	9,813	(7)
FINANCING ACTIVITIES
Proceeds from long term debt	—	—	10,000
Payments on long term debt	(3,675)	(4,403)	(1,577)
Proceeds from exercise of stock options	5	2	2,244
Proceeds from employee stock purchases	567	880	1,164
Net proceeds from issuance of restricted stock	—	2	—
Purchase of treasury stock	(449)	—	—
Proceeds from sale of treasury stock	317	—	—
Collections of notes receivable from officers	64	127	1,180

Net cash (used in) provided by financing activities	(3,171)	(3,392)	13,011
Effect of exchange rates on cash	1,360	161	(935)

Net increase (decrease) in cash and cash equivalents	6,878	(2,390)	8,604
Cash and cash equivalents at beginning of year	24,435	26,825	18,221

Cash and cash equivalents at end of year	$31,313	$24,435	$26,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$417	$1,100	$627

Net income tax (refunds) payments	$(1,043)	$(399)	$303

NON CASH ITEMS:
Conversion of preferred stock into common stock	$2,642	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Epicor Software Corporation, a Delaware corporation, and its subsidiaries (Epicor or the Company) design, develop, market and support integrated enterprise business software solutions for use by mid-size businesses worldwide.  The Company also offers support, consulting and education services in support of its customers’ use of its software products.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from these estimates.  Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, cash flows used to evaluate the recoverability of the Company’s long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, and its credit facilities (Note 4).  The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;
•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,”; and
•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission.

The Company enters into contractual arrangements with end users of its products that may include software licenses, maintenance services, consulting services, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence about the value of each element are met and no other significant obligations on the part of the Company remain.

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

Consulting Service Revenues:  Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services.  Revenues for these service, as well as training, are generally recognized as the services are performed.

Maintenance Service Revenues:  Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenues on sales made by the Company’s resellers are generally recognized upon shipment of the Company’s  software to the reseller, when the reseller has an identified end user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer.  The Company also sells its products to Value Added Resellers (VARs) and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor.  The Company believes no significant concentrations of credit risk existed at December 31, 2002.  Receivables from customers are generally unsecured.  The Company continuously monitors its customer account balances and actively pursues collections on past due balances.  The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues.  If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

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

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 86.  Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized.  Amortization of capitalized software development costs commences when the products are available for general release.  Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years.  In addition to internally generated software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs within software development costs.  Amortization of software development costs is included in cost of revenues and totaled $1,764,000 for the year ended December 31, 2002, $2,631,000 for the year ended December 31, 2001, and $2,547,000 for the year ended December 31, 2000.

Capitalized software development costs are stated at the lower of amortized cost or net realizable value.  Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs.  If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.

In 2002, the Company determined that the carrying value of its capitalized software development costs related to localized products marketed in continental Europe exceeded net realizable value.  Accordingly, a charge of approximately $100,000 is included in cost of license fees for the year ended December 31, 2002 for the write-down of these capitalized costs to their estimated net realizable value.

In 2001, the Company determined that the carrying value of certain capitalized software development costs exceeded net realizable value.  This determination related to certain localized products marketed in Europe, due to the Company’s decision to discontinue marketing such localized products, and to a component of one of its manufacturing products, due to declining revenues related to such component.  Accordingly, a charge of approximately $1,000,000 was included in cost of license fees for the year ended December 31, 2001 to reflect the  write-down of these capitalized costs.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated economic life of the asset.  Amortization of intangible assets is primarily included in cost of revenues and totaled $5,291,000 for the year ended December 31, 2002, $6,004,000 for the year ended December 31, 2001, and $6,637,000 for the year ended December 31, 2000.  In 2001, the Company wrote-off $499,000 of acquired workforce costs purchased as part of the Company’s 1998 acquisition of DataWorks.  Based on the decline in revenue from the former DataWorks product lines since the acquisition and the significant decrease in the size of the acquired workforce, the Company believed this asset was impaired as of December 31, 2001.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded SFAS No. 121 and adopted January 1, 2002, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets.  If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

Advertising Costs

The Company expenses production costs of advertising upon the first showing of the advertisement.  Other advertising costs are expensed as incurred.  Advertising expense totaled $1,077,000 for 2002, $1,967,000 for 2001, and $2,035,000 for 2000.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the respective local country’s currency.  Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period.  Translation adjustments are included in accumulated other comprehensive loss and realized transaction gains and losses are recorded in results of operations.  For the year ended December 31, 2002, the Company realized transaction losses of $746,000, included in results of operations, primarily due to the strengthening of the Euro against the British pound.  For the years ended December 31, 2001, and 2000, foreign currency transaction gains and losses were insignificant.

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer.  The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor.  The Company believes no significant concentrations of credit risk existed at December 31, 2002.  Receivables from VARs, software distributors and end users are generally unsecured.

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share.”  Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the period, excluding shares of non-vested restricted stock.  Diluted net loss per share is computed by dividing net loss for the year by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive.  Common equivalent shares of 1,309,010, 1,728,222 and 1,289,704 for the years ended December 31, 2002, 2001 and 2000, respectively, have been excluded from diluted earnings per share as the effect would be anti-dilutive.

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net Loss	$(7,264)	$(28,730)	$(40,735)
Basic and Diluted:
Weighted average common shares outstanding	44,733	44,071	41,409
Weighted average common shares of non-vested restricted stock	(898)	(2,142)	—

Shares used in the computation of basic and diluted net loss per share	43,835	41,929	41,409

Net loss per share – basic and diluted	$(0.17)	$(0.69)	$(0.98)

Income Taxes

The Company uses the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not expected to be realized.

Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations.  Under the provisions of APB 25, compensation expense is determined at the measurement date as the difference between the quoted market price of the stock, less the exercise price of the option, and recognized over the service period.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net loss and other specified components.  For the Company, the only other component of total comprehensive loss is the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted SFAS No.142 as of January 1, 2002. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations and other intangible assets with indefinite lives, ceased upon adoption of this statement.  The adoption of SFAS No. 142 did not have a material impact on the consolidated financial statements, in that the Company has no goodwill or other intangible assets with indefinite lives.

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

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  This new statement also supersedes certain aspects of Accounting Principles Board (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB No. 30).  In addition, more dispositions may qualify for discontinued operations treatment.  The Company adopted  SFAS No. 144 as of January 1, 2002.  The adoption of SFAS No. 144 did not have a  material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF D-103, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket Expenses Incurred,” which requires companies to classify certain reimbursements received for out-of-pocket expenses as revenues in the statement of operations.  Historically, the Company netted reimbursements received for out-of-pocket expenses against the related expense in the statement of operations.  The Company adopted EITF D-103 on January 1, 2002 and has reclassified amounts shown in prior period financial statements to conform to the requirements of EITF D-103. The impact of adopting EITF D-103 was an increase in consulting revenues and a corresponding increase in cost of revenues by $2,481,000,  $3,475,000 and $4,682,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  There was also an increase in maintenance revenues and a corresponding increase in cost of revenues of $34,000, $6,000 and $4,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The adoption of EITF D-103 and the related reclassifications have no impact on the Company’s net loss or net loss per share.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.”  FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.  The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements.  The Company warrants its media from material defects in material and workmanship under normal use and warrants that the licensed software will perform substantially in accordance with the specification in the documentation ranging from three months to one year depending on the product.  Historical costs related to these warranties have been insignificant and no related warranty accrual is deemed necessary.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (the fair value method).  SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements.  The provisions of SFAS 148 are effective in fiscal years ending after December 15, 2002.   The Company has evaluated the provisions of SFAS 148 and these provisions will not have a material adverse impact on its consolidated results of operations and financial position since the Company has not adopted the fair value method.   However, should the Company be required to adopt the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.  See Note 8 of the Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Since we currently have no variable interest entities, we expect that the adoption of the provisions of FIN 46 will not have a material impact on our consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made to amounts reported in previous periods to conform with the current period presentation.

Note 2.  Composition of Certain Financial Statement Captions

The following summarizes the components of property and equipment (in thousands):

	December 31,

	2002	2001

Computer equipment	$14,188	$33,269
Furniture, fixtures and equipment	6,087	5,900
Leasehold improvements	6,054	6,905

	26,329	46,074
Less accumulated depreciation and amortization	(23,357)	(39,811)

	$2,972	$6,263

The following summarizes the components of intangible assets (in thousands):

	As of December 31, 2002			As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$20,322	$15,598	$4,724	$19,274	$11,711	$7,563
Customer base	8,730	4,977	3,753	8,730	3,733	4,997

Total	$29,052	$20,575	$8,477	$28,004	$15,444	$12,560

During 2002, $1,048,000 in acquired technology was added to the Company’s intangible assets due to the Clarus acquisition.   This acquired technology has an amortizable life of 5 years and will be amortized on a straight-line basis.

The acquired technology has an amortizable life of 5 years and the customer  base has an amortizable life of 7 years.  Amortization of intangible assets for the years ended December 31, 2002 and 2001 was $5,291,000 and $6,004,000, respectively.  Estimated amortization expense for 2003, 2004, 2005, 2006 and 2007 is approximately $4,883,000, $1,454,000, $1,463,000,  $210,000 and $191,000, respectively.

Note 3.  Acquisitions and Restructurings

Acquisitions

In December 2002, Epicor completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the eProcurement, Sourcing, and Settlement solutions, for a cash purchase price of $1 million. The purchase price was paid by Epicor out of working capital and reflects a negotiated price between the parties.  Epicor, which has been engaged in reselling Clarus’ procurement product for more than two years, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers.  The acquisition will enable Epicor to initially focus on cross-selling opportunities and to further leverage its experience in procurement and sourcing, its integration expertise, as well as its .NET architecture to deliver an expanded suite of supplier relationship management capabilities as part of its enterprise suite offering or as a stand-alone offering.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting.  The fair values of the assets acquired and liabilities assumed represent management’s best estimate of current fair values.  The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Transaction costs	296

Total purchase price	$1,296

Fair value of tangible assets acquired	$790
Assumed liabilities	(542)
Acquired technology	1,048

Net assets acquired	$1,296

If within one year of the acquisition additional costs are identified in the final formulation of the integration plan, such costs will be accounted for as an adjustment to the allocation of the purchase price.

The pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of certain assets of Clarus Corporation using the purchase method as if it occurred on January 1, 2001. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or results of operations that actually would have been realized had the acquisition occurred during the specified periods. (in thousands, except per share data)

	Year Ended December 31,

	2002	2001

Total revenues	$146,864	$182,957
Net loss	$(16,567)	$(50,678)
Basic and diluted net loss	$(0.38)	$(1.21)

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1998, 1997 and 1996	Asset impairment	Total restructuring costs

Balance at December 31, 1999	$2,005	$4,712	$1,185	$—	$7,902
Write-off of fixed assets	—	(1,435)	—	—	(1,435)
Reversal of facility accrual	—	(700)	—	—	(700)
Cash payments	(2,005)	(2,373)	(850)	—	(5,228)

Balance at December 31, 2000	—	204	335	—	539
2001 restructuring charges and other	4,271	3,654	—	1,733	9,658
Write-off of fixed assets	—	—	—	(1,733)	(1,733)
Cash payments	(2,745)	(1,582)	(147)	—	(4,474)

Balance at December 31, 2001	1,526	2,276	188	—	3,990
2002 restructuring charges	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007

2002 Restructuring

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to further reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002.  As part of the restructuring, the Company terminated 121 employees or approximately 15% of the workforce from all functional areas of the Company.  As of December 31, 2002, all these terminations have been completed.

The severance costs represent remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.  Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the year ended December 31, 2002, an additional charge of $821,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 144.  These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

2001 Restructurings

In April 2001, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a workforce reduction and the closure or consolidation of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $5,890,000 during the quarter ended June 30, 2001.  As part of the restructuring the Company terminated 199 employees or 15% of the workforce from all functional areas of the Company.  All these terminations have been completed.

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

For the year ended December 31, 2001, an additional charge of $1,733,000 was included in restructuring charges and other for the write-down of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 121.  These assets consist primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

2000 Reversal of Prior-Period Reserve

During 2000, the Company determined that $700,000 of the reserves recorded as part of the 1999 restructuring were not needed.  This was the result of the Company’s ability to close certain facilities for less than the amount originally estimated. This amount has been accounted for as a reduction of restructuring and other charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.

Note 4.   Revolving Credit Facility and Long-Term Debt

Long-term debt consists of the following: (in thousands)

	December 31,

	2002	2001

Term loan	$2,222	$5,555
Other	7	329

	2,229	5,884
Less current portion	(2,229)	(3,655)

Total long-term debt	$—	$2,229

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit.  In August 2000, the Company received the $10 million proceeds from the term loan.  The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%.  As of December 31, 2002, the interest rate on the term loan was 9%.  The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined.  To date, the Company has not borrowed any amounts against the revolving line of credit facility.  As of December 31, 2002, the Company has borrowing capacity of $5.4 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets and the Company is required to comply with certain financial covenants and conditions, including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth.  As of December 31, 2002, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended.

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

Note 6.  Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019.  The following is a schedule of future minimum lease payments under operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments

2003	$9,025	$3,529	$5,496
2004	7,451	3,459	3,992
2005	6,605	2,013	4,592
2006	5,844	1,697	4,147
2007	5,208	1,746	3,462
Thereafter	19,919	4,072	15,847

	$54,052	$16,516	$37,536

Rental expense under operating leases, net of sublease income, was $5,753,000 for 2002, $6,902,000 for 2001 and $7,102,000 for 2000.

Tax Liability

As of December 31, 2001, the Company recorded a liability of $1,452,000 related to international employment tax issues, which was included in other accrued expenses in the accompanying consolidated balance sheet.  The Company settled this matter favorably in 2002 resulting in the reversal of $1,000,000 of the liability and a decrease in general and administrative expenses in the accompanying consolidated statement of operations.

Employment Agreement

The Company has entered into an agreement that provides a certain executive officer with compensation totaling 12 month’s base salary and bonus in the event the Company terminates the executive without cause.  The agreement also calls for the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims.  These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses: (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises:  (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license and consulting agreements with its customers, under which the Company may be required to indemnify such customers for Intellectual Property infringement claims, and other claims arising from the Company’s provision of services to such customers.

The terms of such obligations vary.  Generally, a maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated.  Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2002.

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

Note 7.  Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(1,200)	—	—

Total	$(1,200)	$—	$—

The loss before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Federal	$(7,554)	$(12,231)	$(19,463)
Foreign	(910)	(16,499)	(21,272)

Total	$(8,464)	$(28,730)	$(40,735)

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the consolidated loss before income taxes as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Benefit computed at statutory rates	$(2,963)	$(9,768)	$(13,850)
Increase resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	587	2,467	7,232
Settlement of foreign tax matters	(1,200)	—	—
Valuation allowance	2,426	7,027	6,211
Other	(50)	274	407

Total	$(1,200)	$—	$—

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Net operating loss carryforwards	$80,612	$65,526
Other accruals and reserves	3,751	5,250
Allowance for doubtful accounts	1,001	1,348
Research credit carryforward	7,154	6,822
Officer’s claim settlement	1,873	—
Accrued restructuring costs	1,424	708
Depreciation	1,455	1,714
Software capitalization, net	(346)	(973)
Purchased intangibles	(774)	(2,876)
Valuation allowance	(96,150)	(77,519)

Total	$—	$—

The Company has recorded a $1,200,000 income tax benefit for the year ended December 31, 2002.  This benefit is primarily attributable to the favorable settlement of a Canadian tax audit during the year and the resolution of other related foreign tax matters.

Due to the operating losses incurred by the Company for 2002 and prior years and the uncertainty as to profits in the future, management cannot conclude that realization of the Company’s net deferred tax asset is more likely than not.  Accordingly, as of December 31, 2002, the Company has provided a valuation allowance on 100% of the deferred tax asset.

The Company has U.S. federal, state and foreign net operating loss carryforwards as of December 31, 2002 of approximately $147,000,000, $59,000,000 and $93,000,000, respectively.  The federal and state losses expire in the years 2003 through 2023.  The foreign losses have no expiration date.   In addition, the Company has approximately $7,000,000 of federal and state research and development credit carryforwards that expire in the years 2003 through 2023.

Included in the Company’s net operating loss carryforwards are tax deductions relating to the exercise of non-qualified stock options totaling approximately $53,000,000.  These losses are fully offset by a valuation allowance.  Upon future realization of these deductions, approximately $21,000,000 of the deferred tax asset will be credited directly to stockholders’ equity.

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

The Company has an Employee Stock Purchase Plan (the Purchase Plan) authorizing the issuance of up to 1,250,000 shares of common stock to participating employees.  The Purchase Plan permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a six-month offering period, whichever is lower.  As of December 31, 2002, no shares have been issued under this plan.

The following is a summary of activity under the stock option plans:

	Years Ended December 31,

	2002		2001		2000

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of period	3,152,388	$5.3319	8,596,955	$7.6090	9,856,836	$8.6607
Granted	904,500	2.0891	1,523,880	1.1280	2,066,444	3.9626
Exercised	(14,913)	0.3553	(10,768)	0.2029	(357,014)	6.2910
Expired or canceled	(736,204)	8.7435	(6,957,679)	7.2555	(2,969,311)	8.6424

Outstanding, end of period	3,305,771	$3.7104	3,152,388	$5.3319	8,596,955	$7.6090

Options exercisable	1,288,907	$6.7046	1,243,580	$10.4117	3,606,112	$9.8001

The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.75 to 1.13	738,313	8.57	$1.02	224,501	$1.04
1.14 to 1.49	759,692	8.62	1.17	230,863	1.16
1.50 to 3.60	901,616	8.74	2.20	69,291	3.22
3.66 to 3.94	224,076	6.89	3.71	156,040	3.70
4.06 to 5.06	141,175	7.22	4.26	102,488	4.26
6.00 to 7.56	69,616	6.42	6.64	52,741	6.65
8.13 to 10.81	109,332	4.99	10.41	99,657	9.51
11.50 to 11.63	207,821	5.23	11.54	200,571	11.53
12.13 to 27.39	154,130	4.62	21.49	152,755	21.56

	3,305,771	7.90	$3.71	1,288,907	$6.70

The Company complies with APB No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees.  Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan.  Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss as reported	$(7,264)	$(28,730)	$(40,735)
Stock based employee compensation expense determined under fair value based method for all awards	$(1,460)	$268	$(19,224)

Net loss – pro forma	$(8,724)	$(28,462)	$(59,959)

Loss per share as reported	$(0.17)	$(0.69)	$(0.98)
Loss per share – pro forma	$(0.20)	$(0.68)	$(1.45)

The fair value of shares has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2002		2001		2000

	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan

Expected life (years)	4.0	0.5	4.0	0.5	3.9	0.6
Risk-free interest rate	3.1%	1.7%	4.1%	3.5%	6.4%	6.2%
Volatility	1.0	1.0	1.4	1.4	1.3	1.3
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

For options granted during the years ended December 31, 2002, 2001 and 2000, the weighted average fair value at date of grant was $1.42, $0.96, and $3.18, per option, respectively.  The weighted average fair value at date of grant for stock purchase plan shares during the years ended December 31, 2002, 2001, and 2000 was $0.59, $0.61, and $2.22, per share, respectively.

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock.  All employees who accepted the offer received one share of restricted stock for every two options exchanged.  The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange.  Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001.  For the years ended December 31, 2002 and 2001, the Company recorded compensation expense of $835,000 and $1,095,000, respectively, related to restricted stock.  The Company will record future compensation expense of up to $723,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date.  Compensation expense to be charged to operations in 2003, 2004 and 2005 approximates $368,000, $328,000, and $27,000 respectively, assuming all restricted stock grants vest.

The breakdown of the stock based compensation charge for the years ended December 31, 2002 and 2001 by the Company’s operating functions is as follows:

	Year Ended December 31,

	2002	2001

Cost of consulting revenues	$185,000	$198,000
Sales and marketing	226,000	305,000
Software development	91,000	98,000
General and administrative	333,000	656,000

Total compensation expense	$835,000	$1,257,000

Note 9.  Common  Stock

As of December 31, 2002, the total number of shares of common stock reserved for future issuance is as follows:

Stock Option Plans	6,277,981
Employee Stock Purchase Plan	1,250,000
Series C Preferred Stock	617,350

8,145,331

On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that is intended to protect stockholders from unfair takeover practices.  Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan.  The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20% of the Company’s then outstanding common stock or commences a tender offer for at least 20% of the Company’s then outstanding common stock.  In the event the Company is acquired in a merger or other business combination transaction which the Company is not the surviving corporation or 50% or more of its consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company, having a market value equal to two times the exercise price of the right.  If a person or entity were to acquire 20% or more of the outstanding shares of the Company’s common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right.  Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends.

On October 30, 2001, pursuant to Section 27 of the Plan, the Company’s Board of Directors agreed to restate the dividend it had declared under the Plan in an Amended and Restated Preferred Stock Right Agreement dated November 13, 2001.  The Company amended and restated the Plan to provide, among other things, that each right entitles the holder to purchase from the Company one one-hundredth of a share of preferred stock for $8.00 and that the rights will become exercisable ten days after a person or group announces acquisition of 15% or more of the Company’s Common Stock or ten days after the commencement of a tender offer that would result in ownership of the offeror of 15% or more of the Company’s Common Stock (unless the rights are redeemed by the Company). The rights, which expire on November 13, 2011, may be redeemed by the Company at a price of $0.01 per right.

Note 10.  Preferred Stock

The Company’s outstanding Series C preferred stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders.  Such shares automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $25.00 per share.  The holders of Series C preferred stock are entitled to vote with holders of common stock on an as converted basis and have the right to cause the Company to register the sale of shares of common stock issuable upon conversion of the preferred stock.

The holders of the Series C preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available.  Such dividends are required to be prior to and on an equal basis to any dividend which may be declared by the Board of Directors for holders of common stock.  Dividends shall not be cumulative and no dividends have been declared or paid as of December 31, 2002.  In the event of liquidation, dissolution or winding up of the Company, the holders of the Series C preferred stock shall be entitled to receive, prior and in preference to any distribution to the common stockholders, an amount per share equal to $78.70.  The Series C preferred stock has an aggregate liquidation preference of approximately $4,859,000 at December 31, 2002.

During 2002, three Series C preferred shareholders elected to convert 33,570 shares of Series C preferred stock into common stock.  The Series C preferred stock converts on a ten-for-one basis, and therefore, the 33,570 shares of preferred stock were converted into 335,700 shares of common stock of the Company.

On February 13, 2003, the Company completed a private placement of 300,000 shares of newly created Series D preferred stock resulting in gross proceeds to the Company of $5,730,000.  The Company sold the shares, each of which is currently convertible into ten shares of the Company’s common stock, to investment funds affiliated with Trident Capital, a venture capital firm, pursuant to a Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 between the Company and the Trident funds.  The price of the Series D preferred stock was determined to be $19.10, reflecting the Company’s common stock closing price of $1.91 on February 10, 2003, the day preceding the purchase agreement.

The Company’s outstanding Series D preferred stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders.  Such shares automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $5.73 per share and that the Company meets certain other conditions. The holders of Series D preferred stock are entitled to vote with holders of common stock on an as-converted basis and, pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the preferred stock.

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available.  Such dividends are required to be pari passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock.  Dividends shall not be cumulative and no dividends have been declared or paid as of December 31, 2002.  In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10.

Note 11.  Acquisition and Sale of Treasury Stock

During March 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provided for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury.  The total net proceeds from the sale were $317,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002, pursuant to the stock option exchange program executed in January 2001 (see Note 8).  The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes.  Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Exchange Act.

During the remainder of 2002, the Company acquired an additional 58,347 shares of treasury stock valued at $87,000, as a result of the vesting of shares on April 26, July 26, and October 26 of 2002, pursuant to the stock option exchange program executed in January 2001.  The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes.  As of December 31, 2002, these repurchased shares are held in treasury and are available for future reissuance.

Note 12.  Related Party Transactions

Employee Advances

In May 2000, the Company loaned a total of $620,000 to several officers of the Company.  The loans, made as advances against future incentive compensation and bearing a market interest rate of 6.53% per annum, were originally scheduled to mature on the earlier of the payout of the 2000 incentive compensation to each officer, or February 20, 2001.  The due dates of all loan balances still outstanding as of February 20, 2001 after the application of 2000 incentive compensation to the loans were extended to February 20, 2002.  All loans except two were paid in full by the extended due date.  The balance of the two remaining loans is $133,000 as of December 31, 2002.  The Company has recently negotiated repayment on one of the loans with the borrower, whose employment with the Company has terminated, and expects repayment of the outstanding principal by April 30, 2003.  The Company has extended the due date of the remaining loan to February 2004, reduced the interest rate to 4.75%, and is applying a portion of the borrower’s 2003 quarterly incentive compensation to pay down the loan.  The Company considers both remaining loans to be fully collectible.

Restricted Stock

In February 1996, the Company’s CEO purchased 2,000,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock.  As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $3,500,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note also in the principal amount of $3,500,000, bearing interest at the rate of 6% per annum.  In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes.  In February 2001, the Company extended the due date on both loans to February 2003.  In consideration for the extension, interest on the notes was reinstated at a then market rate of 6% per annum from the date of the extension, with principal and interest due and payable upon maturity of the notes in February 2003.  In 2002 and 2001, the Company recorded interest income of $445,000 and $345,000, respectively, related to these notes.

In December 2001, the Company entered into a management retention agreement with its CEO which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provides for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement.  Among other things, the agreement provides that in the event of a Change in Control during the CEO’s employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company, including the promissory notes described above, will be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness.  In the event of forgiveness of the above promissory notes, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness.  Outstanding principal and interest related to these notes was $7,798,000 as of December 31, 2002.  In February 2003, the promissory notes came due and the CEO repaid these notes with a combination of a cash payment of $3,580,000 and the return of the 2,000,000 shares of common stock related to the February 1996 restricted stock agreement.  The market value of the shares on the repayment date was $2.13 per share.

In February 1996, one of the Company’s former senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock.  As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $875,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note, also in the principal amount of $875,000, bearing interest at the rate of 6% per annum.  In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes.  During the years ended December 31, 2002, 2001 and 2000,  $64,000, $127,000 and $1,180,000, respectively, was repaid in cash on the promissory notes.  In February 2001, the Company extended the due date on the remaining principal balance of the unsecured note to August 2001 and then subsequently to February 2002. In consideration for the extensions, the interest was reinstated at a then market rate of 6% per annum from the date of the first amendment.  In 2001, the Company recorded interest income of $8,000 related to this note. Upon the former senior executive’s termination from the Company, the Company was required to account for the restricted stock pursuant to SFAS 123.  As a result, during the year ended December 31, 2001, the Company recorded $4,000 of stock compensation expense related to this note, which was calculated using the Black-Scholes option pricing model.  The secured note was fully paid in 2000.  Outstanding principal and interest related to the unsecured note was $64,000 as of December 31, 2001.  The remaining principal on the unsecured note was fully paid in February 2002, however, $8,000 in interest remains payable.

In April 1996, one of the Company’s former officers purchased 450,000 shares of restricted stock at a purchase price of $6.25 per share, the then fair market value of the Company’s common stock.  As payment for the restricted stock, the Company executed a secured five-year promissory full recourse note in the principal amount of $1,406,250 bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note, also in the principal amount of $1,406,250, bearing interest at 6% per annum.  In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes. As of December 31, 2000, the repurchase right lapsed with respect to 445,000 of the 450,000 shares and the 5,000 unvested and unearned shares were returned to the Company.  In February 2001, the Company extended the due date on the remaining principal balance of the secured and unsecured notes to April 2002 and then subsequently on October 30, 2001 extended the due date to February 2003.  In consideration for these extensions, interest on the notes was reinstated at a then market rate of 6% per annum beginning in April 2001.  In 2002 and 2001, the Company recorded interest income of $209,000 and $97,000, respectively, related to these notes.

In December 2001, the Company entered into a management retention agreement with this officer, which provided for his receipt of certain benefits in the event of a Change in Control of the Company as defined in the management retention agreement.  Among other things, the agreement provided that in the event of a Change in Control during the officer’s employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the officer to the Company, including the promissory notes described above, would be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness.  In the event of forgiveness of the above promissory notes, the officer would be required to forfeit back to the Company any shares of restricted stock held by him as a result of his April 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness.  Outstanding principal and interest related to these notes was $3,087,000 as of December 31, 2002.

 In February 2003, the officer resigned his position and concurrently asserted a claim of constructive termination against the company and claimed that pursuant to the terms of his management retention agreement that the Company should forego collection of the notes and pay the applicable taxes associated with such write-off.  Pursuant to the terms of a subsequently agreed settlement and the terms of the management retention agreement, the former officer agreed to pay the Company $100,000, remit the 445,000 outstanding shares to the Company and executed a full release in return for the Company foregoing collection of the remainder of the notes, payment of the applicable income taxes associated therewith.  The market value of the shares at the repayment date was $1.91 per share.  The Company recorded a charge totaling $4,288,000 in the fourth quarter of 2002 related to the settlement.

During a portion of the time that this officer’s notes and restricted stock were outstanding he was not employed by the Company.  Therefore, the Company was required to account for his restricted stock pursuant to SFAS 123.  Prior to this officer returning to the Company as an employee in October 2001, the Company recorded $158,000 of stock compensation expense related to this note, which was calculated using the Black-Scholes option pricing model.  On the date of change in grantee status, there was no intrinsic value related to these notes, and as a result, no additional compensation expense shall be recorded for these notes.

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 1,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the grant date, the Company will record stock compensation expense totaling $1,549,000 ratably over the vesting period of the restricted stock. The restricted stock will vest at the rate of 100,000 per month beginning in March 2003.

Note 13.  Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions.  Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined).  The Company’s contributions to the 401(k) Plan were approximately $755,000 for the year ended December 31, 2002, $950,000 for the year ended December 31, 2001 and $1,140,000 for the year ended December 31, 2000.

Note 14.  Segment and Geographic Information

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

Operating segment data for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	License Fees	Consulting	Maintenance	Other	Total

Year Ended December 31, 2002:
Revenues	$34,216	$37,359	$69,296	$2,596	$143,467
Total cost of revenues	13,488	32,719	16,748	1,421	64,376

Gross Profit	$20,728	$4,640	$52,548	$1,175	$79,091

Year Ended December 31, 2001:
Revenues	$45,101	$51,949	$74,225	$3,217	$174,492
Total cost of revenues	16,965	43,569	20,952	2,021	83,507

Gross Profit	$28,136	$8,380	$53,273	$1,196	$90,985

Year Ended December 31, 2000:
Revenues	$75,820	$64,838	$79,346	$4,151	$224,155
Total cost of revenues	25,392	57,114	23,742	2,331	108,579

Gross Profit	$50,428	$7,724	$55,604	$1,820	$115,576

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	United States	Australia and Asia	Europe	Canada	Latin America	Consolidated

Year Ended December 31, 2002:
Total revenues	$99,782	$9,078	$25,695	$7,407	$1,505	$143,467
Operating income (loss)	(20,220)	1,761	6,331	4,498	(993)	(8,623)
Identifiable assets	42,621	9,935	17,969	2,338	405	73,268
Year Ended December 31, 2001:
Total revenues	$121,359	$10,242	$30,168	$9,827	$2,896	$174,492
Operating income (loss)	(26,135)	420	(8,165)	6,058	(1,101)	(28,923)
Identifiable assets	56,800	8,697	16,660	4,024	590	86,771
Year Ended December 31, 2000:
Total revenues	$167,532	$11,718	$32,191	$10,154	$2,560	$224,155
Operating income (loss)	(32,143)	1,756	(10,343)	4,668	(5,323)	(41,385)
Identifiable assets	99,846	8,230	22,019	4,420	272	134,787

Note 15.  Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in 2002 and 2001.  The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2002 Quarter Ended

	December 31	September 30	June 30	March 31

Total revenues	$36,723	$33,953	$36,807	$35,984
Gross profit	$21,696	$18,299	$20,368	$18,728
Operating loss	$(3,335)	$(1,636)	$(707)	$(2,945)
Net loss	$(2,132)	$(1,418)	$(987)	$(2,727)
Earnings per share – diluted	$(0.05)	$(0.03)	$(0.02)	$(0.06)
Shares outstanding – diluted	44,293	44,071	43,781	43,180

Significant to the quarterly results of operations for the year ended December 31, 2002 are charges of $600,000 included in cost of license fees to write-down certain prepaid software royalties incurred in the first quarter, charges of $100,000 included in cost of license fees and restructuring charges of $3,891,000, settlement charges of $4,288,000, a $1,000,000 reduction in general and administrative expenses related to the favorable settlement of international payroll tax issues and a $1,200,000 income tax benefit related to adjustments for certain other international tax issues, all incurred in the fourth quarter of 2002.

	Year 2001 Quarter Ended

	December 31	September 30	June 30	March 31

Total revenues	$39,962	$39,384	$47,215	$47,931
Gross profit	$20,898	$20,021	$25,858	$24,208
Operating (loss) income	$(3,284)	$(4,115)	$549	$(22,073)
Net (loss) income	$(2,695)	$(4,494)	$554	$(22,095)
Earnings (loss) per share – diluted	$(0.06)	$(0.11)	$0.01	$(0.53)
Shares outstanding – diluted	42,186	42,058	42,770	41,676

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its May 20, 2003 Annual Meeting of Stockholders entitled “Nominees” and “Other Executive Officers.”

Item 11.  EXECUTIVE COMPENSATION

          The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its May 20, 2003 Annual Meeting of Stockholders entitled “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required here under is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its May 20, 2003 Annual Meeting of Stockholders entitled “Principal Shareholders.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its May 20, 2003 Annual Meeting of Stockholders entitled “Executive Compensation.”

Item 14.  CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)     Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)          The following documents are filed as part of this Report on 10-K:

                         1.   Financial Statements

                               See Index to Consolidated Financial Statements at Item 8 on page 37 of this Report.

                         2.   Financial Statement Schedules

                               See Index to Consolidated Financial Statements at Item 8 on page 37 of this Report.

                         3.   Exhibits

Index to Exhibits

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)
2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(11)
2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(14)
3.1	Second Restated Certificate of Incorporation of the Company.	(1)
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of the Company	(10)
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(10)
3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(8)
3.6	Specimen Certificate of Common Stock.	(2)
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)
3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)
3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)
10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)
10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)
10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)
10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)
10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)
10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)
10.10*	1993 Nonqualified Stock Option Plan	(3)
10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)
10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)
10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)
10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)
10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)
10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)
10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)
10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)
10.35*	Employment Offer letter with William L. Pieser dated February 7, 1996.	(7)
10.36*	Restricted Stock Purchase Agreement between the Company and William L. Pieser dated as of February 7, 1996.	(7)
10.44*	1996 Nonqualified Stock Plan and Form of Nonqualified Option Agreement.	(12)
10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)
10.47*	1997 Nonqualified Stock Option Plan.	(13)
10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)
10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)
10.50*	Executive Employment Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton, as amended.	(16)
10.51*	Noncompetition Agreement, effective as of October 13, 1998 between the Company and Stuart W. Clifton.	(16)
10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)
10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)
10.55*	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)
10.56	First Amendment to Sublease dated December 1, 1994.	(17)
10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)
10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)
10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan	(21)
10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)
10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)
10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)
10.64	1999 Merger Transition Stock Option Plan.	(24)
10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)
10.66	Value Added Reseller Agreement with Ardent Software.	(24)
10.67*	1999 Nonstatutory Stock Option Plan.	(25)
10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)
10.69*	Employment Offer Letter with Richard L. Roll dated November 16, 1999.	(27)
10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)
10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)
10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)
10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)
10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)
10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.
10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.
10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.
10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(32)
10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)
10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors – Deloitte & Touche LLP.
23.2	Consent of Independent Auditors – Ernst & Young LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

99.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99.1

* Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(10)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(13)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(15)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(16)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(17)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(18)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(19)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(22)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(23)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(30)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(34)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated December 23, 2002 to report under Item 2 an acquisition of certain assets of Clarus Corporation.

(c) Exhibits.

The exhibits required by this Item are listed under Item 15(a).

(d) Financial Statement Schedules

The financial statement schedules required by this Item are listed under Item 15(a).

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K:  Epicor, e by Epicor, Vantage, Avanté, Vista, Clientele and Platinum.  Epicor, e by Epicor, Vantage, Avanté, Vista, and Clientele are trademarks or registered trademarks of the Company.  Platinum is a registered trademark of Computer Associates International, Inc.  All other product names are trademarks or registered trademarks of their respective companies.

EPICOR SOFTWARE CORPORATION
 SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision for Bad Debt	Amounts Written Off	Balance at End of Period

For the Year Ended December 31, 2000	$17,100	$18,480	$(11,338)	$24,242
For the Year Ended December 31, 2001	$24,242	$10,108	$(26,084)	$8,266
For the Year Ended December 31, 2002	$8,266	$120	$(2,540)	$5,846

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 28, 2003.

EPICOR SOFTWARE CORPORATION

By:	/s/ L. GEORGE KLAUS

L. George Klaus Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ L. GEORGE KLAUS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

L. George Klaus

/s/ LEE KIM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

Lee Kim

/s/ CHARLES M. BOESENBERG	Director	March 28, 2003

Charles Boesenberg

/s/ HAROLD D. COPPERMAN	Director	March 28, 2003

Harold D. Copperman
/s/ DONALD R. DIXON	Director	March 28, 2003

Donald R. Dixon

/s/ THOMAS F. KELLY	Director	March 28, 2003

Thomas F. Kelly

CERTIFICATIONS

I, L. George Klaus, certify that:

1.	I have reviewed this annual report on Form 10-K of Epicor Software Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

Epicor Software Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Epicor Software Corporation and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to Epicor Software Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of Epicor Software Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Epicor Software Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Epicor Software Corporation’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for Epicor Software Corporation’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Epicor Software Corporation’s internal controls; and

6.

Epicor Software Corporation’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ L. GEORGE KLAUS

L. George Klaus Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Lee Kim, certify that:

1.	I have reviewed this annual report on Form 10-K of Epicor Software Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

Epicor Software Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Epicor Software Corporation and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to Epicor Software Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of Epicor Software Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Epicor Software Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Epicor Software Corporation’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for Epicor Software Corporation’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Epicor Software Corporation’s internal controls; and

6.

Epicor Software Corporation’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ LEE KIM

Lee Kim Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)