Form 10-Q
period 2003-03-31
EPICOR SOFTWARE CORP
filed 2003-05-15
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 5, 2003, there were 43,573,982 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1—Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,358	$31,313
Accounts receivable, net	20,726	22,471
Prepaid expenses and other current assets	3,563	3,977

Total current assets	64,647	57,761

Property and equipment, net	2,599	2,972
Software development costs, net	618	1,007
Intangible assets, net	7,040	8,477
Other assets	2,993	3,051

Total assets	$77,897	$73,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,646	$3,390
Accrued expenses	18,448	24,041
Current portion of long-term debt	1,389	2,229
Current portion of accrued restructuring costs	653	964
Deferred revenue	35,832	35,815

Total current liabilities	58,968	66,439

Long-term portion of accrued restructuring costs	2,814	3,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock	10,422	4,859
Common stock	44	44
Additional paid-in capital	244,461	246,936
Less: treasury stock at cost	(125)	(87)
Less: unamortized stock compensation expense	(1,994)	(723)
Less: notes receivable from officers for issuance of restricted stock	—	(7,796)
Accumulated other comprehensive loss	(1,928)	(2,305)
Accumulated deficit	(234,765)	(237,142)

Net stockholders’ equity	16,115	3,786

Total liabilities and stockholders’ equity	$77,897	$73,268

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
License fees	$7,805	$8,406
Consulting	8,379	9,792
Maintenance	17,603	17,141
Other	545	645

Total revenues	34,332	35,984

Cost of revenues	13,142	15,476
Amortization of intangible assets and capitalized software development costs	1,712	1,780

Total cost of revenues	14,854	17,256

Gross profit	19,478	18,728

Operating expenses:
Sales and marketing	8,159	10,722
Software development	4,767	4,806
General and administrative	4,674	5,745
Provision for doubtful accounts	(1,080)	173
Stock based compensation expense	276	227

Total operating expenses	16,796	21,673

Income (loss) from operations	2,682	(2,945)
Other income (expense), net	(64)	218

Income (loss) before income taxes	2,618	(2,727)
Provision for income taxes	—	—

Net income (loss)	$2,618	$(2,727)

Value of beneficial conversion related to preferred stock	(241)	—

Net income (loss) applicable to common stockholders	$2,377	$(2,727)

Unrealized gain (loss) on foreign currency translation adjustments	377	(98)

Comprehensive income (loss)	$2,754	$(2,825)

Net income (loss) per share applicable to common stockholders:
Basic	$0.06	$(0.06)
Diluted	$0.05	$(0.06)

Weighted average common shares outstanding:
Basic	43,077	43,180
Diluted	46,025	43,180

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$2,618	$(2,727)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,385	2,853
Stock based compensation expense	276	227
Write-down of prepaid assets	—	571
Provision for doubtful accounts	(1,080)	173
Interest accrued on notes receivable from officers	(44)	(195)
Changes in operating assets and liabilities:
Accounts receivable	2,915	6,489
Prepaid expenses and other current assets	412	490
Other assets	37	(232)
Accounts payable	(764)	(1,492)
Accrued expenses	(5,606)	(1,903)
Accrued restructuring costs	(523)	(1,240)
Deferred revenue	(142)	(2,834)

Net cash provided by operating activities	484	180

Investing activities
Purchases of property and equipment	(186)	(141)

Financing activities
Proceeds from exercise of stock options	1	1
Proceeds from employee stock purchase plan	236	298
Net proceeds from issuance of restricted stock	1	—
Purchase of treasury stock	(38)	(362)
Proceeds from sale of treasury stock	—	316
Issuance of preferred stock, net of transaction costs	5,322	—
Principal payments on long-term debt	(840)	(1,156)
Collection of notes receivable from officers	3,580	64

Net cash provided by (used in) financing activities	8,262	(839)
Effect of exchange rate changes on cash	485	(71)

Net increase (decrease) in cash and cash equivalents	9,045	(871)
Cash and cash equivalents at beginning of period	31,313	24,435

Cash and cash equivalents at end of period	$40,358	$23,564

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the write-down of prepaid software royalty during the three months ended March 31, 2002, as discussed in Note 11) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Note 2. Revenue Recognition

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

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the “residual method” as allowed under SOP 98-9 in accounting for any element of an arrangement that remains undelivered.

License Revenues: Amounts allocated to software license revenues are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

Revenues on sales made to the Company’s resellers are recognized upon shipment of the Company’s software to the reseller, when the reseller has an identified end user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. For these arrangements, revenue is recognized on a percentage-of-completion basis. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services.

The Company has recorded unbilled consulting receivables totaling $1,072,000 and $1,208,000 at March 31, 2003 and 2002, respectively. These unbilled receivables represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Note 3. Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding shares of unvested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,843,022 for the three months ended March 31, 2002, have been excluded from diluted earnings per share, as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss) applicable to common stockholders	$2,377	$(2,727)

Basic:
Weighted average common shares outstanding	43,703	44,483
Weighted average common shares of unvested restricted stock	(626)	(1,303)

Shares used in the computation of basic net income (loss) per share	43,077	43,180

Net income (loss) per share applicable to common stockholders—basic	$0.06	$(0.06)

Diluted:
Weighted average common shares outstanding	43,077	43,180
Convertible preferred stock	2,184	—
Common stock equivalents	764	—

Shares used in the computation of diluted net income (loss) per share	46,025	43,180

Net income (loss) per share applicable to common stockholders—diluted	$0.05	$(0.06)

Note 4. Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan. Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) applicable to common stockholders and net income (loss) applicable to common stockholders per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss) applicable to common stockholders as reported	$2,377	$(2,727)

Stock based employee compensation expense determined under fair value based method for all awards	(256)	(446)

Net income (loss) applicable to common stockholders—pro forma	$2,121	$(3,173)

Net income (loss) per share applicable to common stockholders as reported:
Basic	$0.06	$(0.06)
Diluted	$0.05	$(0.06)
Net income (loss) per share applicable to common stockholders—pro forma:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)

The fair value of options and purchase plan shares have been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003		2002
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	3.0	0.5	4.0	0.5
Risk-free interest rate	2.0%	1.2%	3.1%	1.7%
Volatility	1.0	1.0	1.0	1.0
Dividend rate	0.0%	0.0%	0.0%	0.0%

For options granted during the three-month periods ended March 31, 2003 and 2002, the weighted average fair value at date of grant was $1.07 and $1.47, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the three month periods ended March 31, 2003 and 2002 was $0.78, and $ 0.99, per share, respectively.

Note 5. New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and adopted the recognition provisions of FIN No. 45 effective January 1, 2003, and such adoption did not have a material impact on its consolidated financial statements. The Company warrants its media from material defects in material and workmanship under normal use and warrants that the licensed software will perform substantially in accordance with the specification in the documentation ranging from three months to one year depending on the product. Historical costs related to these warranties have been insignificant and no related warranty accrual is deemed necessary.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (the fair value method). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. Effective January 1, 2003, the Company had adopted the provisions of SFAS No. 148 and these provisions did not have a material adverse impact on its consolidated results of operations and financial position since the Company has not adopted the fair value method. However, should the Company be required to adopt or elect the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted FIN No. 46, effective February 1, 2003. The adoption did not have a material impact on its consolidated financial statements as the Company has no variable interest entities.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal years beginning after June 15, 2003. Early adoption is permitted. The Company does not anticipate that the adoption of this EITF will have a material impact on the Company’s consolidated financial statements.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Note 6. Intangible Assets

The following summarizes the components of intangible assets (in thousands):

	As of March 31, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$20,209	$16,611	$3,598	$20,322	$15,598	$4,724
Customer base	8,730	5,288	3,442	8,730	4,977	3,753

Total	$28,939	$21,899	$7,040	$29,052	$20,575	$8,477

Amortization expense of intangible assets for the three months ended March 31, 2003 and 2002 was $1,324,000 and $1,312,000, respectively. Estimated amortization expense for the remainder of 2003, 2004, 2005, 2006 and 2007 approximates $3,911,000, $1,433,000, $1,337,000, $187,000 and $172,000, respectively.

Note 7. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	March 31, 2003	December 31, 2002
Deferred license fees	$995	$1,115
Deferred maintenance	29,852	29,680
Deferred consulting	4,985	5,020

Total	$35,832	$35,815

Deferred software license fees have been deferred because one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance for unspecified software upgrades on a when-and-if available basis and technical support over a specified time and recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed.

Note 8. Segment Information

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

Operating segment data for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	License Fees	Consulting	Maintenance	Other	Total
Three months ended March 31, 2003:

Revenues	$7,805	$8,379	$17,603	$545	$34,332
Cost of revenues	2,982	6,949	4,616	307	14,854

Gross Profit	$4,823	$1,430	$12,987	$238	$19,478

Three months ended March 31, 2002:

Revenues	$8,406	$9,792	$17,141	$645	$35,984
Cost of revenues	3,591	9,119	4,172	374	17,256

Gross Profit	$4,815	$673	$12,969	$271	$18,728

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract. The following schedule presents the Company’s operations by geographic area for the three months ended March 31, 2003 and 2002 (in thousands):

	United States	United Kingdom	Australia and Asia	Canada	Other	Consolidated
Three months ended March 31, 2003:

Revenues	$23,947	$6,229	$1,993	$1,816	$347	$34,332
Operating income (loss)	(461)	1,945	423	1,083	(308)	2,682
Identifiable assets	45,494	17,513	10,872	1,778	2,240	77,897

Three months ended March 31, 2002:

Revenues	$25,326	$5,992	$2,053	$1,902	$711	$35,984
Operating income (loss)	(4,863)	740	279	651	248	(2,945)
Identifiable assets	44,756	15,680	9,345	3,449	2,440	75,670

Note 9. Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods— 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs
Balance at December 31, 2001	$1,526	$2,276	$188	$—	$3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007
Cash payments	(98)	(442)	—	—	(540)

Balance at March 31, 2003	$41	$3,426	$—	$—	$3,467

Less current portion	(41)	(612)	—	—	$(653)

Total long-term restructuring reserve	$—	$2,814	$—	$—	$2,814

2002 Restructuring

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002. This charge represents $1,081,000 for separation costs for terminated employees and contractors and $2,177,000 for the closing and consolidation of certain of the Company’s facilities. The Company terminated 121 employees worldwide or approximately 15% of the workforce from all functional areas of the Company. All terminations have been completed. The balance of severance costs at March 31, 2002 represents remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the year ended December 31, 2002, an additional charge of $821,000 was included in restructuring charges and other for the write-down to fair value of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets consisted primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

Note 10. Credit Facility

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. As of March 31, 2003, the interest rate on the term loan was 9%. The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.

Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of March 31, 2003, the Company has borrowing capacity of $4.9 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving a minimum of earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,256,000 for the twelve month period ending March 31, 2003

•	Achieving a minimum tangible net worth, as defined in the credit agreement of ($3,300,000) at March 31, 2003, and

•	Maintaining the principal balance of the term loan at less than 20% of collections derived from maintenance agreements during the immediately preceding twelve months.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments and disposal of material assets by the Company. As of March 31, 2003, the Company was in compliance with all covenants included in the terms of the credit agreements, as amended.

The current credit facility is scheduled to be paid off and expire in August 2003. The Company does not plan to renew the current credit arrangement.

Note 11. Write-Down of Prepaid Software Royalty

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

Note 12. Issuance of Preferred Stock

On February 13, 2003, the Company completed a private placement of 300,000 shares of newly created Series D preferred stock resulting in gross proceeds to the Company of $5,730,000. The Company sold the shares, each of which is currently convertible into 10 shares of the Company’s common stock, to investment funds affiliated with Trident Capital, a venture capital firm, pursuant to a Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 between the Company and the Trident funds. The price of the Series D preferred stock was determined to be $19.10, reflecting the Company’s common stock closing price of $1.91 on February 10, 2003, the day preceding the purchase agreement.

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

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be pari passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of March 31, 2003. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10.

During the quarter ended March 31, 2003, the Company recorded $241,000 for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock. In connection with this placement, the Company incurred transaction costs of approximately $166,000, which were netted against the gross proceeds.

Note 13. Sale and Acquisition of Treasury Stock

During March 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provided for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury. The total net proceeds from the sale were $317,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002, pursuant to the stock option exchange program executed in January 2001 (see Note 16). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Exchange Act.

In January 2003, the Company acquired an additional 22,308 shares of treasury stock valued at $38,000, as a result of the vesting of shares on January 26, 2003, pursuant to the stock option exchange program executed in January 2001. The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of March 31, 2003, these repurchased shares are held in treasury and are available for future reissuance.

Note 14. Officer Notes Receivable

In February 2003, the promissory notes from the Company’s Chief Executive Officer came due and the principal and interest were repaid with a combination of a cash payment of $3,580,000 and the return of the 2,000,000 shares of common stock related to the February 1996 restricted stock agreement. The market value of the shares on the repayment date was $2.13 per share. These shares were retired and are not available for reissuance.

Note 15. Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 1,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the grant date, the Company will record stock compensation expense totaling $1,549,000 ratably over the vesting period of the restricted stock. The restricted stock will vest at the rate of 100,000 shares per month beginning in March 2003. The Company recorded stock compensation expense of $155,000 during the first quarter of 2003 related to the March vesting.

Note 16. Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three months ended March 31, 2003 and 2002, the Company recorded compensation expense of $121,000 and $227,000, respectively, related to restricted stock issued on the exchange date. The Company will record future compensation expense of up to $600,000 over the vesting period of the restricted shares, which represents the fair market value of the remaining restricted common stock issued on the exchange date. Compensation expense to be charged to operations for the remainder of 2003, 2004 and 2005 approximates $244,000, $326,000, and $30,000 respectively, assuming all restricted stock grants vest.

The breakdown of the stock based compensation charge for the three months ended March 31, 2003 and 2002 by the Company’s operating functions is as follows:

	Three Months Ended March 31,
	2003	2002
Cost of revenues	$27,000	$50,000
Sales and marketing	32,000	57,000
Software development	12,000	24,000
General and administrative	205,000	96,000

Total compensation expense	$276,000	$227,000

Note 17. Acquisitions

In December 2002, the Company completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the Procurement, Sourcing, and Settlement solutions, for a cash purchase price of $1 million. The purchase price was paid by the Company out of working capital and reflects a negotiated price between the parties. The Company, which has been engaged in reselling Clarus’ procurement product for more than two years prior to the acquisition, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers. The Company believes that the acquisition will enable the Company to initially focus on cross-selling opportunities and to further leverage its experience in procurement and sourcing, its integration expertise, as well as its .NET product architecture.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Transaction costs	296

Total purchase price	$1,296

Fair value of tangible assets acquired	$903
Assumed liabilities	(542)
Acquired technology	935

Net assets acquired	$1,296

Note 18. Contingencies

Litigation

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the quarter ended March 31, 2003 is not considered significant to the Company’s financial position, results of operations or cash flows.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies in the planning, management and operation of their businesses. The Company is focused on the mid-market, which includes companies with annual revenues between $10 million and $500 million. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes, and procedures—from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting. By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of Value Added Resellers (VARs), distributors and authorized consultants.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2003. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense or, as occurred in the first quarter of 2003, a reduction of expense.

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

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods— 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs
Balance at December 31, 2001	$1,526	$2,276	$188	$—	$3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007
Cash payments	(98)	(442)	—	—	(540)

Balance at March 31, 2003	$41	$3,426	$—	$—	$3,467

Less current portion	(41)	(612)	—	—	$(653)

Total long-term restructuring reserve	$—	$2,814	$—	$—	$2,814

2002 Restructuring

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to further reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002. This charge represents $1,081,000 for separation costs for terminated employees and contractors and $2,177,000 for the closing and consolidation of certain of the Company’s facilities. The Company terminated 121 employees worldwide or approximately 15% of the workforce from all functional areas of the Company. All of these terminations have been completed. The balance of severance costs at March 31, 2002 represents remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

For the year ended December 31, 2002, an additional charge of $821,000 was included in restructuring charges and other for the write-down to fair value of fixed assets related to assets to be disposed of as a result of the facility closures in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These assets consisted primarily of leasehold improvements and computer equipment related to buildings being vacated or downsized.

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

Acquisition

In December 2002, the Company completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the Procurement, Sourcing, and Settlement solutions, for a cash purchase price of $1 million. The purchase price was paid by the Company out of working capital and reflects a negotiated price between the parties. The Company, which has been engaged in reselling Clarus’ procurement product for more than two years prior to the acquisition, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers. The Company believes that the acquisition will enable the Company to initially focus on cross-selling opportunities and to further enhance its experience in procurement and sourcing, its integration expertise, as well as its .NET product architecture.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition was accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Transaction costs	296

Total purchase price	$1,296

Fair value of tangible assets acquired	$903
Assumed liabilities	(542)
Acquired technology	935

Net assets acquired	$1,296

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 (in millions, except percentages):

	Three Months Ended March 31,
	2003	2002	Change $	Change %
Revenues:
License fees	$7.8	$8.4	$(0.6)	(7.1)%
Consulting	8.4	9.8	(1.4)	(14.4)%
Maintenance	17.6	17.1	0.5	2.7%
Other	0.5	0.7	(0.2)	(15.5)%

Total revenues	$34.3	$36.0	$(1.7)	(4.6)%

As a percentage of total revenues:
License fees	22.7%	23.4%
Consulting	24.4%	27.2%
Maintenance	51.3%	47.6%
Other	1.6%	1.8%

Total revenues	100.0%	100.0%

Amortization of intangible assets and capitalized software development costs	$1.7	$1.8	$(0.1)	(3.8)%
As a percentage of total revenues	5.0%	4.9%

Gross profit	$19.5	$18.7	$0.8	4.0%
As a percentage of total revenues	56.7%	52.0%

Sales and marketing expense	$8.2	$10.7	$(2.5)	(23.9)%
As a percentage of total revenues	23.8%	29.8%

Software development expense	$4.8	$4.8	$—	—%
As a percentage of total revenues	13.9%	13.4%

General and administrative expense, including provision for doubtful accounts	$3.6	$5.9	$(2.3)	(39.3)%
As a percentage of total revenues	10.5%	16.4%

Stock based compensation expense	$0.3	$0.2	$0.1	21.6%
As a percentage of total revenues	0.8%	0.6%

Revenues

License fee revenues decreased in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003, as compared to the same period in 2002. This decrease is attributable to an approximate 7% decline in sales volume that is a result of the continuing downturn in the economy. The Company believes that these economic conditions are causing businesses, including midmarket businesses, to delay capital expenditures and reduce their information technology budgets, which has had a negative impact on software sales. The Company expects license fee and total revenues for the second quarter of 2003 to be flat to slightly up from the first quarter’s revenue levels based on the Company’s current forecast, pipeline and expectation that market conditions will not further deteriorate.

Consulting revenues decreased in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003, as compared to the same period in 2002. This decrease is mainly due to fewer implementation engagements as a result of lower software sales.

Maintenance revenues increased slightly in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003, as compared to the same period of 2002. This increase is primarily due to the continued high renewal rates experienced by the Company’s customer base, especially in Europe.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars for the three months ended March 31, 2003, as compared to the same period in 2002, is due to a decrease in third-party hardware sales directly attributable to the decrease in the sales of the Company’s software products.

International revenues were $10.4 and $10.7 million in the first quarter of 2003 and 2002, respectively, representing 30.2% and 29.6%, of total revenues, respectively. International license revenues decreased $0.2 million quarter over quarter due to the continued economic downturn in international markets. International maintenance revenues increased approximately $0.5 million primarily due to continued high renewal rates in Europe. International consulting revenues declined $0.5 million due to the decrease in license revenues that has resulted in fewer implementation engagements. With sales offices located in Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology and customer base that were recorded as a result of the DataWorks acquisition in December 1998 and the Clarus asset purchase in December 2002. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the asset. For the three months ended March 31, 2003 and 2002, the Company recorded amortization expense related to intangible assets of $1.4 million and $1.3 million, respectively. Amortization of acquired technology will be complete in 2007 and amortization of the customer base will be complete in 2005.

Amortization of capitalized software development costs is determined on a product-by-product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the three months ended March 31, 2003 and 2002, the Company recorded amortization expense related to capitalized software development costs of $0.3 million and $0.5 million, respectively. The Company did not capitalize any software development costs for the three-month periods ended March 31, 2003 and 2002, as no costs were eligible for capitalization. Amortization of software development costs that were capitalized prior to 2002 will be complete in 2003.

Gross Profit

Cost of revenues consist primarily of royalties paid for third-party software incorporated into the Company’s products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization of capitalized software development costs; the amortization of acquired intangible assets; and the write-down of prepaid software royalties. A charge of approximately $0.6 million is included in cost of revenues for the quarter ended March 31, 2002 to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales.

The increase in gross profit in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003, as compared to the same period in 2002, is primarily due to improved margins in both North America and Europe from consulting services. Consulting margins improved as a result of the 2002 restructuring which decreased the underlying service costs of the consulting services in these locales.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in absolute dollars and as a percentage of total revenues for the three months ended March

31, 2003, compared to the same period in 2002, is due to a $0.7 million decrease in the Company’s advertising and related costs in the first quarter of 2003. The remaining decrease is primarily due to a decrease in the cost of salaries, benefits and other headcount-related expenses in North America and Europe as a result of the 2002 restructuring. The Company expects sales and marketing expenses to remain at these reduced levels for the remainder of 2003.

Software Development Expense

Software development expenses consist primarily of compensation of development personnel and related overhead incurred to develop the Company’s products as well as fees paid to outside consultants. The majority of these expenses are incurred in North America and Mexico. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. For the three months ended March 31, 2003 and 2002, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the quarters ended March 31, 2003 and 2002, was insignificant. Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third party development costs related to the localization and translation of the Company’s products for foreign markets.

Software development expenses have remained relatively flat in both absolute dollars and as a percentage of revenues for the three months ended March 31, 2003, as compared to the same period in 2002. Although the software development costs were reduced as part of the 2002 restructuring, the Company added $0.3 million of additional headcount related expenses as part of the Clarus acquisition in December 2002. The Company expects software development expenses to remain flat for the remainder of 2003.

General and Administrative Expense, including Provision for Doubtful Accounts

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The decrease in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2003, as compared to the same period in 2002, is due to the $1.2 million decrease in the provision for doubtful accounts as a result of improved collection performance in 2003 and the remaining decrease is due to the worldwide decrease in the costs of salaries, benefits and other headcount related expenses as a result of the 2002 restructuring. The improved collection performance is due to an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization. The Company expects general and administrative expenses to increase for the remainder of 2003 as compared to the first quarter of 2003 as the Company does not anticipate a similar benefit from the decrease in the provision for doubtful accounts for the remainder of the year.

Stock Based Compensation Expense

Stock based compensation expense is related to restricted stock issued by the Company. Such expense for the first quarter of 2002 was related to restricted stock issued in connection with the Company’s stock option exchange program that was carried out in 2001. Stock based compensation expense in the first quarter of 2003 was related to both restricted stock issued as part of the exchange program and restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 (see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements). The Company expects stock compensation expense to increase by $300,000 in the second quarter of 2003 due to continued vesting of restricted stock issued to the CEO in March 2003. In addition, a proposal has been submitted to the Company’s stockholders for approval at its May 2003 Annual Meeting of Stockholders, approval of which would result in the grant of an additional 2,000,000 shares of restricted stock to the CEO. Should the proposal be approved and the restricted stock granted, stock based compensation expense will increase in future periods in connection with the vesting of these shares of restricted stock. The amount of any such increase in stock based compensation expense will be dependent upon the market value of the Company’s common stock on the date of approval of the proposal by the stockholders.

Provision for Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2003 and 2002. The effective tax rate during these periods was 0%. The effective rate is lower than the statutory US federal income tax rate of 35% primarily due to the inability to record benefits from current net operating losses. The Company has provided a valuation allowance on 100% of its deferred tax assets. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholder’s equity.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the three months ended March 31, 2003 (in millions):

March 31, 2003
Cash and cash equivalents	$40.4
Working capital	5.7
Net cash provided by operating activities	0.5
Net cash used in investing activities	(0.2)
Net cash provided by financing activities	8.3

As of March 31, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $40.4 million. The Company’s operating activities provided $0.5 million in cash during the three months ended March 31, 2003. At March 31, 2003, the Company has $3.5 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.9 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger, which are included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company believes these obligations will be funded from existing cash reserves, operations and its credit facility.

The Company’s principal investing activities for the three months ended March 31, 2003 included capital expenditures of $0.2 million. For the remainder of 2003, the Company anticipates capital spending on property and equipment will remain at current levels, and these expenditures will be funded from existing cash reserves, operations and its credit facility.

Financing activities for the three months ended March 31, 2003 included payments of $0.8 million made against the Company’s debt obligations. Cash provided by financing activities included net proceeds from the issuance of new Series D preferred stock of $5.3 million, the collection of a note receivable from an officer in the amount of $3.6 million and proceeds from stock under the employee stock purchase program in the amount of $0.2 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10 million proceeds from the term loan. The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. As of March 31, 2003, the interest rate on the term loan was 9%. The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. As of March 31, 2003, the Company has borrowing capacity of $4.9 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving a minimum of earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,256,000 for the twelve month period ending March 31, 2003

•	Achieving a minimum tangible net worth, as defined in the credit facility of ($3,300,000) at March 31, 2003, and

•	Maintaining the principal balance of the term loan at less than 20% of collections derived from maintenance agreements during the immediately preceding twelve months.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments and disposal of material assets by the Company. As of March 31, 2003, the Company was in compliance with all covenants included in the terms of the credit agreements, as amended.

The current credit facility is scheduled to be paid off and expire in August 2003. The Company does not plan to renew the current credit arrangement.

The Company has taken steps to reduce its operating expenses as part of its December 1999, April 2001, December 2001 and October 2002 restructurings, all of which included a reduction in workforce and facilities consolidation and closure. In each quarter of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 and 2002 restructurings, the ongoing improvements in its accounts receivable collection efforts and a $1.2 million federal income tax refund received during 2002. The improved collection performance is due to an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization. Furthermore, the Company generated positive cash flow in the first quarter of 2003. The Company expects to generate positive cash flow from operations for the remainder of 2003 due to the considerable expense reduction activities, the Company undertook in 2002 and better collection performance as previously discussed, both of which have contributed to six consecutive quarters of positive operating cash flows.

As of March 31, 2003, the Company had cash and cash equivalents of $40.4 million. In addition, at such date, the Company had borrowing capacity under its $20 million revolving line of credit facility of $4.9 million. The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted 2003 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding.

The Company reported net income applicable to common stockholders for the three months ended March 31, 2003 of $2.4 million. While management’s goal is to achieve profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving line of credit, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and adopted the recognition provisions of FIN No. 45 effective January 1, 2003, and such adoption did not have a material impact on its consolidated financial statements. The Company warrants its media from material defects in material and workmanship under normal use and warrants that the licensed software will perform substantially in accordance with the specification in the documentation ranging from three months to one year, depending on the product. Historical costs related to these warranties have been insignificant and no related warranty accrual is deemed necessary.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (the fair value method). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements Effective January 1, 2003, the Company evaluated the provisions of SFAS No. 148 and these provisions did not have a material adverse impact on its consolidated results of operations and financial position since the Company has not adopted the fair value method. However, should the Company be required to adopt or elect the fair value method in the future, such adoption could have a material impact on our consolidated results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted FIN No. 46 effective February 1, 2003. The adoption did not have a material impact on its consolidated financial statements as the Company has no variable interest entities.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal years beginning after June 15, 2003. Early adoption is permitted. The Company does not anticipate that the adoption of this EITF will have a material impact on the Company’s consolidated financial statements.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Certain Factors that May Affect Future Results

Forward Looking Statements—Safe Harbor.

Certain statements in this Annual Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. These statements include the Company’s expectation that (i) the Company will continue to provide service and support to the majority of Clarus installed customers, (ii) the Clarus acquisition will enable the Company to focus on cross-selling and leverage its experience to deliver an expanded product offering, (iii) restructuring obligations will be funded from existing cash reserves, operations or its credit facility, (iv) the 2002 restructuring will provide approximately $3 million to $4 million in quarterly cost savings as compared to the third quarter of 2002, (v) the Company’s license fees and total revenues for the second quarter of 2003 will be flat to slightly up from the first quarter’s revenue levels, (vi) international revenues will continue to represent a significant portion of total revenues, (vii) sales and marketing expenses will remain at reduced levels for the remainder of 2003, (viii) software development expenses will remain flat for the remainder of 2003, (ix) general and administrative expense will increase for the remainder of 2003 as compared to the first quarter of 2003 as the Company does not anticipate a similar benefit from the decrease in the provision for doubtful accounts for the remainder of the year, (x) stock compensation expense will increase by $300,000 in the second quarter of 2003 due to continued vesting of restricted stock issued to the CEO in March 2003, (xi) stock based compensation will increase in future periods if additional restricted stock is granted to the CEO, (xii) the Company will maintain positive cash flow from operations for the remainder of 2003, and (xiii) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 16 to 22. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its annual report on Form 10-K for the year ended December 31, 2002 at pages 14 to 21 and quarterly reports on Form 10-Q to be filed by the Company during 2003.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. During the two years ended December 31, 2002, operating results have ranged from an operating loss of $22.1 million to operating income of $0.5 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	The demand for the Company’s products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to IT spending

•	Fluctuations in the length of the Company’s sales cycles which may vary depending on the complexity of our products as well as the complexity of the customer’s specific software and service needs

•	Changes in accounting standards, including software revenue recognition standards

•	The size and timing of orders for the Company’s software products and services, which, because many orders are completed in the final days of each quarter, may be delayed to future quarters

•	The number, timing and significance of new software product announcements, both by the Company and its competitors

•	Customers’ unexpected postponement or termination of expected system upgrades or replacement due to a variety of factors including economic conditions, changes in IT strategies or management changes

•	Fluctuations in maintenance renewal rates by existing customers

In addition, the Company has historically realized a significant portion of its software license revenues in the final month of any quarter, with a concentration of such revenues recorded in the final ten business days of that month. Due to the above factors, among others, the Company’s revenues are difficult to forecast. The Company, however, bases its expense levels, including operating expenses and hiring plans, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results because a relatively small amount of the Company’s expenses will vary with its revenues in the short run. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that, as in past quarters, in some future quarter the Company’s operating results will be below the expectations of public market analysts and investors. As in those past quarters, such an event would likely have an adverse effect upon the price of the Company’s Common Stock.

If we fail to rapidly develop and introduce new products and services based upon emerging technologies and platforms, of if the technologies we choose do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be popular in the future. For example, the Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. Recently, the Company has announced its determination to pursue development of several of its primary product lines upon the new Microsoft .NET technology. If the Company cannot develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become a widely accepted industry standard, the ability of the Company’s products to interface to popular third party applications will be negatively impacted and the Company’s competitive position and revenues could be adversely affected.

New software technologies could cause us to alter our business model resulting in adverse affects on our operating results.

Development of new technologies may also cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Emerging licensing models include hosting as well as subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

If the Company fails to respond to emerging industry standards, including licensing models, and end-user requirements the Company’s competitive position and revenues could be adversely affected.

Our increasingly complex software products may contain errors or defects which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

The Company’s software products are made up of increasingly complex computer programs. Software products as complex as the products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, were material technical problems with the current release of the various database and technology platforms on which the Company’s products operate, including Progress, IBM or Microsoft .NET, to occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

A variety of specific business interruptions could adversely affect our business.

A number of particular types of business interruptions could greatly interfere with our ability to conduct business. For example, a substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not fund for earthquake-related losses. In addition, our computer systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Our facilities in California were subjected to an increased probability of rolling electrical blackouts during the summers of 2001 and 2002 as a consequence of a shortage of available electrical power. It is possible that we could again be subject to such blackouts in the future. In the event these blackouts occur or increase in severity, they could disrupt the operations of our affected facilities. The Company also currently contracts with Worldcom/MCI for the majority of its telecommunications services. The recent events surrounding Worldcom, including financial fraud allegations and its bankruptcy filing could possibly result in a disruption of Epicor’s telecommunication capabilities and thus, disrupt Epicor’s business operations. The Company continues to consider and implement its options and develop contingency plans to avoid and/or minimize potential disruptions to its telecommunication services. In addition, the Company does maintain sales operations in Asia, including Taiwan and Hong Kong, as well as Toronto Canada. The recent outbreak of Severe Acute Respiratory Syndrome (SARS) and the accompanying effects on international travel and business may ultimately damage or disrupt the performance of the Company in these areas by limiting the ability of the Company’s employees to travel to affected areas and demonstrate the Company’s products, as well as disrupting the performance of the Company’s employees, facilities, suppliers, distributors and VARs in these areas. As the date hereof, the ultimate effect of SARS, if any, on the Company’s performance cannot be determined.

We may pursue strategic acquisitions, investments, and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies.

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. This strategy has historically and may in the future involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements. The specific risks we commonly encounter in these types of transactions include the following:

•	Difficulty in effectively integrating any acquired technologies or software products into our current products and technologies

•	Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support

•	The possible adverse impact of such acquisitions on existing relationships with third party partners and suppliers of technologies and services

•	The possibility that customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements

•	The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on the Company’s results of operations.

Future acquisitions of technologies or companies, which are paid for partially, or entirely through the issuance of stock or stock rights could prove dilutive to existing shareholders.

Consistent with past experience, the Company expects that the consideration it might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. If the Company issues stock or rights to purchase stock in connection with future acquisitions, earnings (loss) per share and then-existing holders of the Company’s Common Stock may experience dilution.

We rely, in part, on distributors and VARs to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through a distribution channel, which includes distributors, VARs and authorized consultants, consisting primarily of professional firms. During 2002, 18% of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (“CRM”) products through direct sales as well as through the distribution channel. However, the Company is currently creating a distribution channel for certain of its manufacturing product lines not previously sold through VARs. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this increase in the distribution channel to the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 90 days notice. Were our distributors to prove unable to maintain such qualified personnel or were several of the Company’s distributors to terminate their agreements and were the Company unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products as well as purchasing consulting services and renewing their annual maintenance and support contracts.

Historically, approximately 50 to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer so renew or that a customer pay new license fees or service fees to the Company following the initial purchase. As a result, if our existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services from the Company at historical levels, the Company’s revenues and results of operations could be materially impacted.

Our software products incorporate and rely upon third party software products for certain key functionality and our sales revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control these third party operations.

The Company’s products incorporate and rely upon software products developed by several other third party entities such as Microsoft, IBM and Progress. The Company cannot provide assurance that such third parties will:

•	Remain in business

•	Continue to support the Company’s product lines

•	Maintain viable product lines

•	Make their product lines available to the Company on commercially acceptable terms

•	Not make their products available to the Company’s competitors on more favorable terms

Any significant interruption in the supply of such third-party technology could have a material adverse effect on the Company’s business, results of operation, cash flows and financial condition.

The market for Web-based development tools, application products and consulting and education services is emerging, which could negatively affect our client/server-based products.

The Company’s development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in a client/server-computing environment. There can be no assurance that the market for client/server computing will continue to grow, or will not decrease, or that the Company will be able to respond effectively to the evolving requirements of these markets. The Company believes that the environment for application software is continuing to change from client/server to a Web-based environment to facilitate commerce on the Internet. If the Company fails to respond effectively to evolving requirements of this market, the Company’s business, financial condition, results of operations and cash flows will be materially and adversely affected.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the manufacturing, CRM and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company. A number of companies offer products that are similar to the Company’s products and that target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt more quickly than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

We may not be able to maintain and expand our product offerings or business if we are not able to retain, hire and integrate sufficiently qualified personnel.

The Company’s success depends in large part on the continued service of key management personnel that are not subject to an employment agreement. In addition, the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. The Company has at times, including during the rise of the dot coms in the mid to late 1990’s, experienced significant attrition and difficulty in recruiting qualified personnel, particularly in software development and customer support. Additionally, the sudden unexpected loss of such technical personnel such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company can retain its key personnel or attract other qualified key personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During 2002, 30% of total revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the

Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws

•	Lack of experience in a particular geographic market

•	Different and changing regulatory requirements in various countries and regions

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations

•	Fluctuating exchange rates and currency controls

•	Difficulties in staffing and managing foreign sales and support operations

•	Longer accounts receivable payment cycles

•	Potentially adverse tax consequences, including repatriation of earnings

•	Development and support of localized and translated products

•	Lack of acceptance of localized products or the Company in foreign countries

•	Shortage of skilled personnel required for local operations

•	Euro adoption

•	Perceived health (e.g. SARS) or terrorist risks which impact a geographic region and business operations therein

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

The Company considers its proprietary software and the related intellectual property rights in such products to be among its most valuable assets. The Company relies on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company does take legal action against third parties whom the Company believes are infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

Moreover, the Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. The terms of such royalty or license arrangements, if required, may not be favorable to the Company. In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers and distributors to enable them to customize the software to meet their particular requirements or translate or localize the products for resale in foreign countries, as the case may be. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers or distributors will take adequate precautions to protect the Company’s source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which the Company does business or distributes its products do not offer the same level of protection to intellectual property as do the laws of the United States.

Our operating cash flows are subject to fluctuation, primarily related to our ability to timely collect accounts receivable and to achieve anticipated revenues and expenses. Negative fluctuations in operating cash flows may require us to seek additional cash sources to fund our working capital requirements.

During the two-year period ended December 31, 2002, the Company’s quarterly operating cash flows have ranged from negative $13.7 million to positive $10.3 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $40.4 million at March 31, 2003. The Company has however, continued to experience decreasing revenues and, prior to the first quarter of 2003, continued operating losses. As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. In addition, although the Company currently has in place a bank line of credit, the Company has in quarters prior to 2002 violated certain financial covenants included in the terms of that credit agreement. The Company received waivers from its lender prior to 2002 for these prior violations. In addition, the Company renegotiated the financial covenants during the second quarter of 2002 to reduce the thresholds required for future compliance with the covenants. The Company has since complied with the revised covenants. However, if the Company is unable to maintain a positive cash flow or achieve operating profitability, there can be no assurance that the Company will not violate the covenants in the future. Should such violations occur, there can be no assurance that the Company would be able to secure alternative funding on acceptable terms, or at all. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources in addition to its current bank credit facility. In addition, should the Company not be able to maintain or reduce its aged receivables, its ability to borrow against the revolving portion of the credit facility may be severely restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2002, the price of the Company’s common stock has ranged from a low of $0.65 to a high of $10.25. During the quarter ended March 31, 2002, the stock price ranged from a low of $1.23 to a high of $2.95. As of May 5, 2003, the Company had 43,573,982 shares of common stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendation or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If proposed regulations pertaining to accounting treatment for employee stock options are enacted, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock. The Company currently accounts for the issuance of stock options to employees according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities which would require immediate expense recognition for stock options were adopted, the Company might change its current practices with respect to the granting of employee stock options. to reduce the number of stock options granted to employees. Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At March 31, 2003 the Company had $40.4 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $302,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates. The Company had approximately $1.4 million in variable rate debt outstanding at March 31, 2003. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $2,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 30.2% of the Company’s total revenues for the three months ended March 31, 2003 and 28.5% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. For the quarter ended March 31, 2003, the Company realized transaction losses of $236,000 primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves Ireland and the United Kingdom. Given a hypothetical 1% increase in the Euro at March 31, 2003, the realized transaction loss would increase by approximately $82,000 and likewise decrease our earnings and cash flows.

Item 4—Controls and Procedures

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore there were no corrective actions taken.

PART II

OTHER INFORMATION

Item 1—Legal Proceedings

The Company is subject to o legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and it is the opinion of management that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Item 6—Exhibits and Reports on Form 8-K

(a)	Index to Exhibits.

Exhibit Number	Exhibit Description

99.1	Certificate of Epicor Software Corporation Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated February 13, 2003 to report the private placement of 300,000 shares of newly created Series D preferred stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: May 15, 2003	/s/ Lee Kim
Lee Kim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, L. George Klaus, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Epicor Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ L. George Klaus
L. George Klaus Chief Executive Officer

I, Lee Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Epicor Software Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Lee Kim
Lee Kim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)