Form 10-Q
period 2003-06-30
EPICOR SOFTWARE CORP
filed 2003-08-14
CIK 891178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, there were 43,896,130 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$45,152	$31,313
Accounts receivable, net	22,698	22,471
Prepaid expenses and other current assets	3,629	3,977

Total current assets	71,479	57,761

Property and equipment, net	2,236	2,972
Software development costs, net	409	1,007
Intangible assets, net	5,871	8,477
Other assets	3,275	3,051

Total assets	$83,270	$73,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,738	$3,390
Accrued expenses	18,551	24,041
Current portion of long-term debt	555	2,229
Current portion of accrued restructuring costs	2,321	964
Deferred revenue	36,820	35,815

Total current liabilities	61,985	66,439

Long-term portion of accrued restructuring costs	2,187	3,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock	10,423	4,859
Common stock	46	44
Additional paid-in capital	250,725	246,936
Less: treasury stock at cost	(161)	(87)
Less: unamortized stock compensation expense	(7,282)	(723)
Less: notes receivable from officers for issuance of restricted stock	—	(7,796)
Accumulated other comprehensive loss	(1,179)	(2,305)
Accumulated deficit	(233,474)	(237,142)

Net stockholders’ equity	19,098	3,786

Total liabilities and stockholders’ equity	$83,270	$73,268

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
License fees	$9,517	$9,250	$17,322	$17,656
Consulting	8,736	9,731	17,115	19,523
Maintenance	17,958	16,991	35,561	34,132
Other	481	835	1,025	1,480

Total revenues	36,692	36,807	71,023	72,791

Cost of revenues	13,730	14,663	26,871	30,139
Amortization of intangible assets and capitalized software development costs	1,517	1,776	3,229	3,556

Total cost of revenues	15,247	16,439	30,100	33,695

Gross profit	21,445	20,368	40,923	39,096

Operating expenses:
Sales and marketing	8,810	11,273	16,968	21,995
Software development	4,692	4,543	9,460	9,349
General and administrative	4,523	5,001	9,197	10,746
Provision for doubtful accounts	191	51	(889)	224
Stock based compensation expense	815	207	1,091	434
Restructuring charges	1,230	—	1,230	—

Total operating expenses	20,261	21,075	37,057	42,748

Income (loss) from operations	1,184	(707)	3,866	(3,652)
Other income (expense), net	197	(280)	133	(62)

Income (loss) before income taxes	1,381	(987)	3,999	(3,714)
Provision for income taxes	(90)	—	(90)	—

Net income (loss)	$1,291	$(987)	$3,909	$(3,714)

Value of beneficial conversion related to preferred stock	—	—	(241)	—

Net income (loss) applicable to common stockholders	$1,291	$(987)	$3,668	$(3,714)

Unrealized foreign currency translation adjustments	749	681	1,126	582

Comprehensive income (loss)	$2,040	$(306)	$4,794	$(3,132)

Net income (loss) per share applicable to common stockholders:
Basic	$0.03	$(0.02)	$0.09	$(0.09)
Diluted	$0.03	$(0.02)	$0.08	$(0.09)
Weighted average common shares outstanding:
Basic	42,522	43,781	42,798	43,482
Diluted	48,367	43,781	46,882	43,482

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating activities
Net income (loss)	$3,909	$(3,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,491	5,611
Stock based compensation expense	1,091	434
Write-down of capitalized software development costs and prepaid assets	—	571
Provision for doubtful accounts	(889)	229
Interest accrued on notes receivable from officers	(44)	(341)
Restructuring charges	1,230	—
Changes in operating assets and liabilities:
Accounts receivable	1,618	9,474
Prepaid expenses and other current assets	396	588
Other assets	(180)	934
Accounts payable	251	(1,677)
Accrued expenses	(5,822)	(1,288)
Accrued restructuring costs	(778)	(1,954)
Deferred revenue	218	(3,118)

Net cash provided by operating activities	5,491	5,749

Investing activities
Purchases of property and equipment	(502)	(380)

Net cash used in investing activities	(502)	(380)

Financing activities
Proceeds from exercise of stock options	162	6
Proceeds from employee stock purchase plan	236	298
Net proceeds from issuance of restricted stock	3	—
Purchase of treasury stock	(73)	(401)
Issuance of preferred stock, net of transaction costs	5,322	—
Proceeds from sale of treasury stock	—	316
Collection of notes receivable from officers	3,580	64
Principal payments on long-term debt	(1,673)	(1,750)

Net cash provided by (used in) financing activities	7,557	(1,467)
Effect of exchange rate changes on cash	1,293	989

Net increase in cash and cash equivalents	13,839	4,891
Cash and cash equivalents at beginning of period	31,313	24,435

Cash and cash equivalents at end of period	$45,152	$29,326

NON-CASH ITEM:
Common stock received in payment of notes receivable from officers	$4,260	$—

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the write-down of prepaid software royalty during the six months ended June 30, 2002, as discussed in Note 11) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2003.  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Note 2.     Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan.  Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with  Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) applicable to common stockholders and net income (loss) applicable to common stockholders per share would have been as follows (in thousands, except per share amounts):

	Six Months Ended June 30,

	2003	2002

Net income (loss) applicable to common stockholders as reported	$3,668	$(3,714)
Stock based employee compensation expense determined under fair value based method for all awards	(548)	(908)

Net income (loss) applicable to common stockholders – pro forma	$3,120	$(4,622)

Net income (loss) per share applicable to common stockholders as reported:
Basic	$0.09	$(0.09)
Diluted	$0.08	$(0.09)
Net income (loss) per share applicable to common stockholders – pro forma:
Basic	$0.07	$(0.11)
Diluted	$0.07	$(0.11)

The fair value of options and purchase plan shares have been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,

	2003		2002

	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan

Expected life (years)	3.0	0.5	3.0	0.5
Risk-free interest rate	1.5%	0.9%	3.5%	1.8%
Volatility	1.0	1.0	1.0	1.0
Dividend rate	0.0%	0.0%	0.0%	0.0%

For options granted during the six month periods ended June 30, 2003 and 2002, the weighted average fair value at date of grant was $1.68 and  $1.44, per option, respectively.  The weighted average fair value at date of grant for stock purchase plan shares during the six month periods ended June 30, 2003 and 2002 was $0.78, and $0.96, per share, respectively.

Note 3.     Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;
•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;” and
•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission.

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

Consulting Service Revenues:  Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one week to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software.  The Company’s software, as delivered, can be used by the customer for the customer’s purpose upon installation.  Further, implementation and integration services provided are not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code.  Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services.   For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed.  On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements revenue is recognized on a percentage-of-completion basis as measured by costs incurred to date as compared to total estimated costs to be incurred.  In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are met.

The Company has recorded unbilled consulting receivables totaling $798,000 and $723,000 at June 30, 2003 and  December 31, 2002, respectively.  These unbilled receivables represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month.  The Company cuts-off consulting billing on the 15th of each month.

Maintenance Service Revenues:  Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Note 4.     Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings per Share.”  Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding shares of unvested restricted stock.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive.  Common equivalent shares of 1,490,819 for the three month period ended June 30, 2002, and 1,641,376 for the six month period ended June 30, 2002, respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) applicable to common stockholders	$1,291	$(987)	$3,668	$(3,714)

Basic:
Weighted average common shares outstanding	44,611	44,696	44,159	44,590
Weighted average common shares of unvested restricted stock	(2,089)	(915)	(1,361)	(1,108)

Shares used in the computation of basic net income (loss) per share	42,522	43,781	42,798	43,482

Net income (loss) per share applicable to common stockholders - basic	$0.03	$(0.02)	$0.09	$(0.09)

Diluted:
Weighted average common shares outstanding	42,522	43,781	42,798	43,482
Convertible preferred stock	3,617	—	2,901	—
Common stock equivalents	2,228	—	1,183	—

Shares used in the computation of diluted net income (loss) per share	48,367	43,781	46,882	43,482

Net income (loss) per share applicable to common stockholders - diluted	$0.03	$(0.02)	$0.08	$(0.09)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (the fair value method).  SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements.  Effective January 1, 2003, the Company adopted the provisions of SFAS No. 148 and these provisions did not have a material adverse impact on its consolidated results of operations and financial position since the Company has not adopted the fair value method.  However, should the Company be required to adopt or elect the fair value method in the future, such adoption could have a material impact on its consolidated results of operations or financial position.

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

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.  The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•

a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•

a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•

a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.  SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle.  The Company does not expect the adoption of SFAS 150 to have a material impact on the Company’s consolidated financial statements.

Note 6.     Intangible Assets

The following summarizes the components of intangible assets (in thousands):

	As of June 30, 2003			As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$20,348	$17,608	$2,740	$20,322	$15,598	$4,724
Customer base	8,730	5,599	3,131	8,730	4,977	3,753

Total	$29,078	$23,207	$5,871	$29,052	$20,575	$8,477

Amortization expense of intangible assets for the three months ended June 30, 2003 and 2002 was $1,308,000 and $1,278,000, respectively, and for the six months ended June 30, 2003 and 2002, amortization expense was $2,632,000 and $2,557,000, respectively.  Estimated amortization expense for the remainder of 2003, 2004, 2005, 2006 and 2007 approximates $2,568,000, $1,493,000, $1,452,000, $187,000 and $171,000, respectively.

Note 7.     Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of

	June 30, 2003	December 31, 2002

Deferred license fees	$1,096	$1,115
Deferred maintenance	30,322	29,680
Deferred consulting	5,402	5,020

Total	$36,820	$35,815

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

Operating segment data for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total

Three months ended June 30, 2003:
Revenues	$9,517	$8,736	$17,958	$481	$36,692
Cost of revenues	3,246	7,227	4,506	268	15,247

Gross profit	$6,271	$1,509	$13,452	$213	$21,445

Three months ended June 30, 2002:
Revenues	$9,250	$9,731	$16,991	$835	$36,807
Cost of revenues	3,278	8,513	4,173	475	16,439

Gross profit	$5,972	$1,218	$12,818	$360	$20,368

Six months ended June 30, 2003:
Revenues	$17,322	$17,115	$35,561	$1,025	$71,023
Cost of revenues	6,227	14,176	9,122	575	30,100

Gross profit	$11,095	$2,939	$26,439	$450	$40,923

Six months ended June 30, 2002:
Revenues	$17,656	$19,523	$34,132	$1,480	$72,791
Cost of revenues	6,869	17,632	8,345	849	33,695

Gross profit	$10,787	$1,891	$25,787	$631	$39,096

The following schedule presents the Company’s operations by geographic area for the three and six months ended June 30, 2003 and 2002 (in thousands):

	United States	United Kingdom	Australia and Asia	Canada	Other	Consolidated

Three months ended June 30, 2003:
Revenues	$24,771	$6,848	$2,251	$2,500	$322	$36,692
Operating income (loss)	(2,880)	2,353	517	1,593	(399)	1,184
Identifiable assets	54,022	14,496	10,438	1,992	2,322	83,270

Three months ended June 30, 2002:
Revenues	$26,055	$6,260	$2,433	$1,460	$599	$36,807
Operating income (loss)	(2,882)	1,340	406	740	(311)	(707)
Identifiable assets	43,827	16,905	10,802	1,730	2,308	75,572

Six months ended June 30, 2003:
Revenues	$48,719	$13,077	$4,243	$4,315	$669	$71,023
Operating income (loss)	(3,340)	4,298	939	2,675	(706)	3,866
Identifiable assets	54,022	14,496	10,438	1,992	2,322	83,270

Six months ended June 30, 2002:
Revenues	$51,381	$12,253	$4,486	$3,362	$1,309	$72,791
Operating income (loss)	(7,744)	2,082	685	1,945	(620)	(3,652)
Identifiable assets	43,827	16,905	10,802	1,730	2,308	75,572

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 9.     Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs

Balance at December 31, 2001	$1,526	$2,276	$188	$—	$3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007

2003 restructuring charge	—	1,230	—	—	1,230
Cash payments	(100)	(629)	—	—	(729)

Balance at June 30, 2003	$39	$4,469	$—	$—	$4,508

Less current portion	(39)	(2,282)	—	—	$(2,321)

Total long-term restructuring reserve	$—	$2,187	$—	$—	$2,187

2003 Restructuring Charge

During the second quarter of 2003, the Company recorded an additional restructuring charge of $1.2 million related to a facility that is to be consolidated as part of the Company’s 2002 restructuring.  The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of its sublease income and thus recorded an additional charge based on a revised estimate of sublease income.

2002 Restructuring

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.  In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002.  This charge represents $1,081,000 for separation costs for terminated employees and contractors and $2,177,000 for the closing and consolidation of certain of the Company’s facilities.  The Company terminated 121 employees worldwide or approximately 15% of the workforce from all functional areas of the Company.  All terminations have been completed.  The balance of severance costs at June 30, 2003 represents remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility.  The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income.  For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions.  Any future losses or changes in sublease income that is not realized according to the Company’s original estimates, will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred.  Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

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

Note 10.     Credit Facility

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit.  In August 2000, the Company received the $10 million proceeds from the term loan.  The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%.  As of June 30, 2003, the interest rate on the term loan was 9%.  The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined.  To date, the Company has not borrowed any amounts against the revolving line of credit facility.  As of June 30, 2003, the Company has borrowing capacity of $5.4 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants.  Significant financial covenants include:

•	Achieving a minimum of earnings before interest, taxes, depreciation and amortization (EBITDA) of $3,760,000 for the twelve month period ending June 30, 2003,
•	Achieving a minimum tangible net worth, as defined in the credit agreement of ($3,000,000) at June 30, 2003, and
•	Maintaining the principal balance of the term loan at less than 20% of collections derived from maintenance agreements during the immediately preceding twelve months.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments and disposal of material assets by the Company.  As of June 30, 2003, the Company was in compliance with all covenants included in the terms of the credit agreements, as amended.

The current credit facility was paid off on August 1, 2003.  The Company is considering other possible credit facilities, but no determination has yet been made by the Company regarding such arrangements.

Note 11.     Write-Down of Prepaid Software Royalty

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

Note 12.     Issuance of Preferred Stock

On February 13, 2003, the Company completed a private placement of 300,000 shares of newly created Series D preferred stock resulting in gross proceeds to the Company of $5,730,000.  The Company sold the shares, each of which is currently convertible into 10 shares of the Company’s common stock, to investment funds affiliated with Trident Capital (Trident), a venture capital firm, pursuant to a Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 between the Company and Trident.  The price of the Series D preferred stock was determined to be $19.10, reflecting the Company’s common stock closing price of $1.91 on February 10, 2003, the day preceding the purchase agreement.

The Company’s outstanding Series D preferred stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders.  Such shares, once registered, automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $5.73 per share and that the Company meets certain other conditions. The holders of Series D preferred stock are entitled to vote with holders of common stock on an as-converted basis and, pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the preferred stock.  The Company is in the process of registering these shares, however, the registration on Form S-3 is not yet effective.

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available.  Such dividends are required to be pari-passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock.  Dividends shall not be cumulative and no dividends have been declared or paid as of June 30, 2003.  In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari-passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10.

During the first quarter of 2003, the Company recorded $241,000 for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock.  In connection with this placement, the Company incurred transaction costs of approximately $166,000, which were netted against the gross proceeds.

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

In January 2003, the Company acquired an additional 22,308 shares of treasury stock valued at $38,000, as a result of the vesting of shares on January 26, 2003, pursuant to the stock option exchange program executed in January 2001.  In April 2003, an additional 12,225 shares of treasury stock valued at $35,000 were acquired by the Company as a result of the vesting of shares on April 26, 2003.  The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes.  As of June 30, 2003, these repurchased shares are held in treasury and are available for future reissuance.

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

Note 15.     Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock.  The first grant was effective immediately and consisted of 1,000,000 shares.  The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan.  Such stockholder approval was obtained on May 20, 2003.  Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $734,000 and $889,000 for the three and six months ended June 30, 2003, respectively.  Future quarterly stock based compensation expense to be charged to operations for the remainder of 2003, 2004 and 2005 is as follows:

Quarter Ending	Compensation Expense

September 30, 2003	$1,056,000
December 31, 2003	1,056,000
March 31, 2003	591,000
June 30, 2004	591,000
September 30, 2004	591,000
December 31, 2004	591,000
March 31, 2005	591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$6,840,000

Note 16.     Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock.  All employees who accepted the offer received one share of restricted stock for every two options exchanged.  The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange.  Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001.  For the three months ended June 30, 2003 and 2002, the Company recorded compensation expense of $81,000 and $207,000, respectively, related to this restricted stock.  For the six months ended June 30, 2003 and 2002, the Company recorded compensation expense of $202,000 and $434,000, respectively.  The Company will record future stock based compensation expense of up to $443,000 over the vesting period of the restricted shares, which represents the fair market value of the remaining restricted common stock issued on the exchange date.  Stock based compensation expense to be charged to operations for the remainder of 2003, 2004 and 2005 approximates $139,000, $281,000, and $23,000 respectively, assuming all restricted stock grants vest.

The breakdown of the total stock based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO for the three and six months ended June 30, 2003 and 2002 by the Company’s operating functions is as follows:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Cost of revenues	$18,000	$47,000	$45,000	$97,000
Sales and marketing	21,000	58,000	53,000	116,000
Software development	7,000	23,000	19,000	46,000
General and administrative	769,000	79,000	974,000	175,000

Total compensation expense	$815,000	$207,000	$1,091,000	$434,000

Note 17.     Acquisitions

In December 2002, the Company completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the Procurement, Sourcing, and Settlement solutions, for a cash purchase price of $1.0 million. The purchase price was paid by the Company out of working capital and reflects a negotiated price between the parties.  The Company, which has been engaged in reselling Clarus’ procurement product for more than two years prior to the acquisition, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers.  The Company believes that the acquisition will enable the Company to initially focus on cross-selling opportunities and to further leverage its experience in procurement and sourcing, its integration expertise, as well as its .NET product architecture.

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

The terms of such obligations vary.  A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated.  Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements.  These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired.  Historically, the Company has not been obligated to make significant payments for these obligations.  The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2003 is not considered significant to the Company’s financial position, results of operations or cash flows.

Note 19.     Subsequent Events

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash;  $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004.  TDC and T7 are related entities as they are under common ownership.  The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets.  The Company will record these acquisitions as purchases in the third quarter of 2003.

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held ERP provider of manufacturing software solutions for approximately $20.7 million in an all cash transaction.  At the time of the acquisition, ROI had approximately $3.7 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.0 million.  The Company will record the acquisition of ROI as a purchase in the third quarter of 2003.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies in the planning, management and operation of their businesses.  The Company is focused on the mid-market, which includes companies with annual revenues between $10 million and $500 million. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes, and procedures – from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting.  By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products.  The Company’s products and services are sold worldwide by its direct sales force and an authorized network of Value Added Resellers (VARs), distributors and authorized consultants.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer.  The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor.  The Company believes no significant concentrations of credit risk existed at June 30, 2003.  Receivables from customers are generally unsecured.  The Company continuously monitors its customer account balances and actively pursues collections on past due balances.  The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues.  If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs.  Such adjustment could result in additional expense or, as occurred in the first quarter of 2003, a reduction of expense.

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the Company who have a relationship with the customer.  If after a specified number of days, the Company has been unsuccessful in its collection efforts, the Company may turn the account over to a collection agency.  The Company writes-off accounts to its allowance when the Company has determined that collection is not likely.  The factors considered in reaching this determination are (i) the apparent financial condition of the customer, (ii) the success that the Company has had in contacting and negotiating with the customer and (iii) the number of days the account has been with a collection agency.

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

Restructurings

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs

Balance at December 31, 2001	$1,526	$2,276	$188	$—	$3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007

2003 restructuring charge	—	1,230	—	—	1,230
Cash payments	(100)	(629)	—	—	(729)

Balance at June 30, 2003	$39	$4,469	$—	$—	$4,508

Less current portion	(39)	(2,282)	—	—	$(2,321)

Total long-term restructuring reserve	$—	$2,187	$—	$—	$2,187

2003 Restructuring Charge

During the second quarter of 2003, the Company recorded an additional restructuring charge of $1.2 million related to a facility that is to be consolidated as part of the Company’s 2002 restructuring.  The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of its sublease income and thus recorded an additional charge based on a revised estimate of sublease income.

2002 Restructuring

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to further reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002.  This charge represents $1,081,000 for separation costs for terminated employees and contractors and $2,177,000 for the closing and consolidation of certain of the Company’s facilities.  The Company terminated 121 employees worldwide or approximately 15% of the workforce from all functional areas of the Company.  All of these terminations have been completed.  The balance of severance costs at June 30, 2003 represents remaining payments to already terminated employees, ongoing outplacement services and other benefit costs.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility.  The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income.  For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates, will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

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

Acquisition

In December 2002, the Company completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the Procurement, Sourcing, and Settlement solutions, for a cash purchase price of $1.0 million. The purchase price was paid by the Company out of working capital and reflects a negotiated price between the parties.  The Company, which has been engaged in reselling Clarus’ procurement product for more than two years prior to the acquisition, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers.  The Company believes that the acquisition will enable the Company to initially focus on cross-selling opportunities and to further enhance its experience in procurement and sourcing, its integration expertise, as well as its .NET product architecture.

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

Subsequent Events

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash;  $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004.  TDC and T7 are related entities as they are under common ownership.  The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets.  The Company will record these acquisitions as purchases in the third quarter of 2003.

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held ERP provider of manufacturing software solutions for approximately $20.7 million in an all cash transaction.  At the time of the acquisition, ROI had approximately $3.7 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.0 million.  The Company will record the acquisition of ROI as a purchase in the third quarter of 2003.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	Change $	Change %	2003	2002	Change $	Change %

Revenues:
License fees	$9.5	$9.3	$0.2	2.9%	$17.3	$17.7	$(0.4)	(1.9)%
Consulting	8.7	9.7	(1.0)	(10.2)%	17.1	19.5	(2.4)	(12.3)%
Maintenance	18.0	17.0	1.0	5.7%	35.6	34.1	1.4	4.2%
Other	0.5	0.8	(0.3)	(42.4)%	1.0	1.5	(0.5)	(30.7)%

Total revenues	$36.7	$36.8	$(0.1)	(0.3)%	$71.0	$72.8	$(1.8)	(2.4)%
As a percentage of total revenues:
License fees	25.9%	25.1%			24.4%	24.3%
Consulting	23.8%	26.4%			24.1%	26.8%
Maintenance	49.0%	46.2%			50.1%	46.9%
Other	1.3%	2.3%			1.4%	2.0%

Total revenues	100.0%	100.0%			100.0%	100.0%
Amortization of intangible assets and capitalized software development costs	$1.5	$1.8	$(0.3)	(14.6)%	$3.2	$3.6	$(0.4)	(9.2)%
As a percentage of total revenues	4.1%	4.8%			4.5%	4.9%
Gross profit	$21.4	$20.4	$1.0	5.3%	$40.9	$39.1	$1.8	4.7%
As a percentage of total revenues	58.4%	55.3%			57.6%	53.7%
Sales and marketing expense	$8.8	$11.3	$(2.5)	(21.8)%	$17.0	$22.0	$(5.0)	(22.9)%
As a percentage of total revenues	24.0%	30.6%			23.9%	30.2%
Software development expense	$4.7	$4.5	$0.2	3.3%	$9.5	$9.3	$0.2	1.2%
As a percentage of total revenues	12.8%	12.3%			13.3%	12.8%
General and administrative expense, including provision for doubtful accounts	$4.7	$5.1	$(0.4)	(6.7)%	$8.3	$11.0	$(2.7)	(24.3)%
As a percentage of total revenues	12.8%	13.7%			11.7%	15.1%
Stock-based compensation expense	$0.8	$0.2	$0.6	293.7%	$1.1	$0.4	$0.7	151.4%
As a percentage of total revenues	2.2%	0.6%			1.5%	0.6%

Revenues

License fee revenues increased slightly in both absolute dollars and as a percentage of total revenues for the three months ended June 30, 2003, as compared to the same period in 2002.  This increase is primarily the result of an approximate 2% increase in sales volume, which is attributable to the Company’s strong execution across all product groups and regions of the Company’s business.  For the six months ended June 30, 2003, license fee revenue decreased slightly in both absolute dollars and as a percentage of total revenues.  This decrease is the result of an approximate 2% decline in sales volume, which the Company believes is attributable to the downturn in the economy.  The Company expects total revenues for the third and fourth quarters of 2003 to increase with the third quarter acquisition of ROI.

Consulting revenues decreased in both absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003, as compared to the same periods in 2002.  This decrease is mainly due to fewer implementation engagements as a result of lower software sales in the past few quarters.

Maintenance revenues increased in both absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003, as compared to the same periods in 2002.  This increase is primarily due to the continued high renewal rates experienced by the Company’s customer base, especially in Europe.

Other revenues consist primarily of resale of third-party hardware and sales of business forms.  The decrease in other revenues in absolute dollars for the three and six months ended June 30, 2003, as compared with the same periods in 2002, is due to a decrease in third-party hardware sales due to increased competition in the Company’s hardware sales business.

International revenues were $11.9 million and $10.8 million in the second quarter of 2003 and 2002, representing 32.5% and 29.2%, respectively, of total revenues.  International revenues were $22.3 million and $21.4 million for the six months ended June 30, 2003 and 2002 representing 31.4% and 29.4%, respectively, of total revenues.  International license revenues increased $0.2 million quarter over quarter due to the Company’s strong execution across all product groups and regions of the Company’s business.  For the six months ended June 30, 2003, international license revenues decreased $0.1 million, which the Company believes is attributable to the economic downturn in the international markets.  International maintenance revenues increased approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2003, respectively, primarily due to the continued high renewal rates in Europe.  International consulting revenues increased $0.1 million for the three months ended June 30, 2003 and decreased $0.3 million for the six months ended June 30, 2003.  This decrease is primarily due to the previous quarters decreases in license revenues that has resulted in fewer implementation engagements.  With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

The Company’s total revenue per headcount increased from $149,000 to $170,000 for the three months ended June 30, 2003, as compared to the same period of 2002.  For the six months ended June 30, 2003, as compared to the same period of 2002, total revenue per headcount increased from $151,000 to $175,000.  These increases are primarily due to the 2002 restructuring.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology and customer base that were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998 and the Clarus asset purchase in December 2002.  The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the asset.  In each of the three months ended June 30, 2003 and 2002, the Company recorded amortization expense related to intangible assets of $1.3 million.  In each of the six months ended June 30, 2003 and 2002, the Company recorded amortization expense related to intangible assets of $2.6 million.  Amortization of acquired technology will be complete in 2007 and amortization of the customer base will be complete in 2005.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years.  For the three months ended June 30, 2003 and 2002, the Company recorded amortization expense related to capitalized software development costs of $0.2 million and $0.5 million, respectively.  For the six months ended June 30, 2003 and 2002, the Company recorded amortization expense related to capitalized software development costs of $0.6 million and $1.0 million, respectively.  The Company did not capitalize any software development costs for the three or six months ended June 30, 2003, as no costs were eligible for capitalization.  Amortization of software development costs that were capitalized prior to 2002 will be complete in 2003.

Gross Profit

Cost of revenues consists of royalties paid for third-party software incorporated into the Company’s products; costs associated with product packaging, documentation and software duplication; costs of consulting, custom programming, education and support; amortization of capitalized software development costs; the amortization of acquired intangible assets; and the write-down of prepaid software royalties.  A charge of approximately $0.6 million is included in cost of revenues for the first quarter of 2002 to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales.

The increase in gross profit in both absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2003, as compared to the same periods in 2002, is primarily due to improved margins in both North America and Europe from consulting services and software licenses.  Consulting margins improved as a result of the 2002 restructuring which decreased the underlying service costs of the consulting services in these locales.  Margins from software licenses increased due to the decrease in the amortization of certain capitalized software developments costs due to the completion of amortization during the second quarter of 2003.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses.  The decrease in both absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2003, as compared to the same periods of 2002, is due to a decrease in the Company’s advertising and related costs during 2003.  For the three and six month periods ended June 30, 2003, advertising costs decreased $1.1 million and $1.8 million, respectively, as compared to the same periods in 2002.  The remaining decrease is primarily due to a decrease in the cost of salaries, benefits and other headcount-related expenses in North America and Europe as a result of the 2002 restructuring. The Company expects sales and marketing expenses to increase in absolute dollars for the remainder of 2003 due to the third quarter acquisition of ROI.

Software Development Expense

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop the Company’s products as well as fees paid to outside consultants.  The majority of these expenses are incurred in North America and Mexico, where the Company operates a development center.   Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred.  During the three and six months ended June 30, 2003 and 2002, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and six month periods ended June 30, 2003 and 2002, was insignificant.  Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

Software development expenses have increased slightly in both absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2003, as compared to the same periods in 2002.  Although the software development costs were reduced as part of the 2002 restructuring, the Company added $0.3 million of additional quarterly headcount related expenses as part of the Clarus acquisition in December 2002. The Company expects software development expenses to increase in absolute dollars for the remainder of 2003 due to the third quarter acquisition of ROI.

General and Administrative Expense, including Provision for Doubtful Accounts

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions.  The decrease in absolute dollars in general and administrative expenses for the three months ended June 30, 2003, as compared to the same period in 2002, is due to the worldwide decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2002 restructurings.  The decrease for the six months ended June 30, 2003, as compared to the same period in 2002, is due to a $1.1 million decrease in the provision for doubtful accounts with the remaining decrease due to the worldwide decrease in the costs of salaries, benefits and other headcount related expenses as a result of the 2002 restructuring.  During the first quarter of 2003, the Company recognized a $1.1 million benefit to its provision for doubtful accounts due to (i) improved collection performance in 2003 resulting from the collection of several large accounts which had to be reserved for in 2002 because at the time collection of such accounts was not probable and (ii) an overall improvement in the aging of the Company’s receivables as evidenced by a decrease in the percentage of accounts over 90 days from December 31, 2002 to March 31, 2003.  The improved collection performance is the result of an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization.

The Company expects general and administrative expenses to remain flat or increase slightly in absolute dollars for the remainder of 2003 due to the third quarter acquisition of ROI.

Stock Based Compensation Expense

Stock based compensation expense is related to restricted stock issued by the Company.  Such expense for the three and six months ended June 30, 2002 was related to restricted stock issued in connection with the Company’s stock option exchange program that was carried out in 2001.  Stock based compensation expense for the three and six months ended June 30, 2003 was related to both restricted stock issued as part of the exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003 (see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements).   For the three and six month periods ended June 30, 2003 stock based compensation expense related to the restricted shares issued to the Company’s CEO was $734,000 and $889,000, respectively. The increase in the stock based compensation expense for the three and six months ended June 30, 2003, as compared to the same periods in 2002, was due to the additional grants of restricted stock to the Company’s CEO.

Future quarterly stock based compensation expense to be charged to operations for the remainder of 2003, 2004 and 2005 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO is as follows:

Quarter Ending	Compensation Expense

September 30, 2003	$1,056,000
December 31, 2003	1,056,000
March 31, 2003	591,000
June 30, 2004	591,000
September 30, 2004	591,000
December 31, 2004	591,000
March 31, 2005	591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$6,840,000

Provision for Income Taxes

The Company recorded a provision for income taxes during the second quarter of 2003 in the amount of $90,000 and no provision in 2002.  The provision for the second quarter 2003 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward.  The effective tax rate for the six months ended June 30, 2003, was 2%, while the effective rate for the six months ended June 30, 2002 was zero. The effective rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards.  The Company has provided a valuation allowance on 100% of its deferred tax assets.  Any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholder’s equity.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the six months ended June 30, 2003 (in millions):

Cash and cash equivalents	$45.2
Working capital	9.5
Net cash provided by operating activities	5.5
Net cash used in investing activities	(0.5)
Net cash provided by financing activities	7.6

As of June 30, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $45.2 million.  The Company’s operating activities provided $5.5 million in cash during the six months ended June 30, 2003. At June 30, 2003, the Company had $4.5 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.9 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements.  The Company believes these obligations will be funded from existing cash reserves and operations.

The Company’s principal investing activities for the six month period ended June 30, 2003 included capital expenditures of $0.5 million.  For the remainder of 2003, the Company anticipates capital spending on property and equipment will increase and these expenditures will be funded from existing cash reserves and operations.

Financing activities for the six months ended June 30, 2003 included payments of $1.7 million made against the Company’s debt obligations. Cash provided by financing activities included net proceeds from the issuance of new Series D preferred stock of $5.3 million, the collection of a note receivable from an officer in the amount of $3.6 million, proceeds from stock under the employee stock purchase program in the amount of $0.2 million and proceeds from the exercise of employee stock options in the amount of $0.2 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit.  In August 2000, the Company received the $10 million proceeds from the term loan.  The term loan is due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%.  As of June 30, 2003, the interest rate on the term loan was 9%.  The revolving line of credit expires in August 2003, bears interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined.  To date, the Company has not borrowed any amounts against the revolving line of credit facility.  As of June 30, 2003, the Company has borrowing capacity of $5.4 million under its revolving line of credit.

Borrowings under the credit facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants.  Significant financial covenants include:

•	Achieving a minimum of earnings before interest, taxes, depreciation and amortization (EBITDA) of $3,760,000 for the twelve month period ending June 30, 2003,
•	Achieving a minimum tangible net worth, as defined in the credit facility of ($3,000,000) at June 30, 2003, and
•	Maintaining the principal balance of the term loan at less than 20% of collections derived from maintenance agreements during the immediately preceding twelve months.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments and disposal of material assets by the Company.  As of June 30, 2003, the Company was in compliance with all covenants included in the terms of the credit agreements, as amended.

The current credit facility was paid off on August 1, 2003.  The Company is considering other possible credit facilities, but no determination has yet been made by the Company regarding such arrangements.

The Company has taken steps to reduce its operating expenses as part of its December 1999, April 2001, December 2001 and October 2002 restructurings, all of which included a reduction in workforce and facilities consolidation and closure.  In each quarter of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 and 2002 restructurings, the ongoing improvements in its accounts receivable collection efforts and a $1.2 million federal income tax refund received during 2002.  The improved collection performance is due to an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization.  Furthermore, the Company generated positive cash flow in the first and second quarters of 2003.  The Company expects to generate positive cash flow from operations for the remainder of 2003 due to the considerable expense reduction activities the Company undertook in 2002 and better collection performance as previously discussed, both of which have contributed to seven consecutive quarters of positive operating cash flows.

As of June 30, 2003, the Company had cash and cash equivalents of $45.2 million and at such date, had borrowing capacity under its $20 million revolving line of credit facility of $5.4 million. In July 2003, the Company utilized approximately $18.0 million of cash for the previously discussed acquisitions of ROI and of certain assets of TDC and T7.  The Company is dependent upon its ability to generate cash flows from license fees, providing services to its customers and other operating revenues and through collection of its accounts receivable to maintain current liquidity levels.  If the Company is not successful in achieving targeted 2003 revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding.

The Company reported net income applicable to common stockholders for the three and six months ended June 30, 2003 of $1.3 million and $3.7 million, respectively.  While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to maintain operating profitability.  Considering current cash reserves, and other existing sources of liquidity, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months.  However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

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

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.  The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•

a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•

a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•

a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.  SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle.  The Company does not expect the adoption of SFAS 150 to have a material impact on the Company’s consolidated financial statements.

Certain Factors that May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Annual Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements.  These statements include the Company’s expectation that (i) the Company will continue to provide service and support to the majority of Clarus installed customers, (ii) the Clarus acquisition will enable the Company to focus on cross-selling and leverage its experience to deliver an expanded product offering, (iii) restructuring obligations will be funded from existing cash reserves and operations, (iv) the 2002 restructuring will provide approximately $3 million to $4 million in quarterly cost savings as compared to the third quarter of 2002, (v) the Company’s total revenues for the third and fourth quarters of 2003 will increase with the third quarter acquisition of ROI, (vi) international revenues will continue to represent a significant portion of total revenues, (vii) sales and marketing expenses will increase in absolute dollars for the remainder of 2003 due to the third quarter acquisition of ROI, (viii) software development expenses will increase in absolute dollars for the remainder of 2003 due to the third quarter acquisition of ROI, (ix) general and administrative expenses will remain flat or increase slightly in absolute dollars for the remainder of 2003 due to the third quarter acquisition of ROI, (x) the Company’s capital spending on property and equipment will increase for the remainder of 2003 and these expenditures will be funded from existing cash reserves and operations, (xi) the Company will maintain positive cash flow from operations for the remainder of 2003, (xii) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months, (xiii) the adoption of EITF 00-21 and SFAS 149 will not have a material impact on the Company’s consolidated financial statements, and (xiv) current legal proceedings will not have material adverse effect on the Company.  Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 29 to 36.  Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its annual report on Form 10-K for the year ended December 31, 2002 at pages 14 to 21 and quarterly reports on Form 10-Q to be filed by the Company during 2003.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past.  From the first quarter of 2001 through the second quarter of 2003, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $1.3 million.  The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

If we fail to rapidly develop and introduce new products and services based upon emerging technologies and platforms, or if the technologies we choose do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM.  To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance.  However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be popular in the future. For example, the Company believes the Internet is transforming the way businesses operate and the software requirements of customers.  Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet.  Recently, the Company has announced its determination to pursue development of several of its primary product lines upon the new Microsoft .NET technology.  If the Company cannot develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become a widely accepted industry standard, the ability of the Company’s products to interface to popular third party applications will be negatively impacted and the Company’s competitive position and revenues could be adversely affected.

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

The Company distributes products through a direct sales force as well as through a distribution channel, which includes distributors, VARs and authorized consultants, consisting primarily of professional firms.  During 2002, 18% of the Company’s software license revenues were generated by VARs and distributors.  If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected.  Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the distribution channel.  However, the Company is currently creating a distribution channel for certain of its manufacturing product lines not previously sold through VARs.  It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this increase in the distribution channel to the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel.  Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 90 days notice.  Were our distributors to prove unable to maintain such qualified personnel or were several of the Company’s distributors to terminate their agreements and were the Company unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations.  Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products as well as purchasing consulting services and renewing their annual maintenance and support contracts.

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers.  Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer so renew or that a customer pay new license fees or service fees to the Company following the initial purchase.  As a result, if our existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services from the Company at historical levels, the Company’s revenues and results of operations could be materially impacted.

Our software products incorporate and rely upon third party software products for certain key functionality and our revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control or replace these third party products and operations.

The Company’s products incorporate and rely upon software products developed by several other third party entities such as Microsoft, IBM and Progress.  Specifically, the Company’s software products are built and depend upon several underlying and evolving relational database management system platforms including Microsoft SQL Server, Progress OpenEdge and IBM U2.  In the event that these third party products were to become unavailable to the Company or to our customers, either directly from the third party manufacturers or through other resellers of such products, the Company could not readily replace these products with substitute products.  As a result, the Company cannot provide assurance that these third parties will:

•	Remain in business
•	Continue to support the Company’s product lines
•	Maintain viable product lines
•	Make their product lines available to the Company on commercially acceptable terms

•	Not make their products available to the Company’s competitors on more favorable terms

In the long term (i.e. a year or more), an interruption of supply from these vendors could potentially be overcome through migration to another third party supplier or development within the Company.  However, any interruption in the short term could have a significant detrimental effect on the Company’s ability to continue to market and sell those of its products relying on these specific third party products and could have a material adverse effect on the Company’s business, results of operation, cash flows and financial condition.

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

From January 1, 2001 through June 30, 2003, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $6.0 million.  The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $45.2 million at June 30, 2003.  The Company has however, continued to experience decreasing revenues and, prior to the first quarter of 2003, continued operating losses.  As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities.  If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding.  Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old.  These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes.  If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources.  The Company does currently maintain a bank line of credit, but in light of the fact that the Company paid off this credit facility on August 1, 2003, the Company is considering whether or not to let the line of credit expire and/or whether to enter into other possible credit facilities.  No determination has yet been made by the Company regarding such arrangements and, in the event that the Company should determine to let the current line of credit expire, no assurance can be made that the Company will be able to secure alternative funding on acceptable terms in the future, should such funding become necessary.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2002, the price of the Company’s common stock has ranged from a low of $0.65 to a high of $10.25. During the six months ended June 30, 2003, the stock price ranged from a low of $1.23 to a high of $6.18.  As of August 1, 2003, the Company had 43,896,130 shares of common stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile.  Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock.  In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendation or financial estimates by securities analysts than to the companies’ actual operating performance.  Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If proposed regulations pertaining to accounting treatment for employee stock options are enacted, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock.  The Company currently accounts for the issuance of stock options to employees according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  If proposals currently under consideration by accounting standards organizations and governmental authorities which would require immediate expense recognition for stock options were adopted, the Company might change its current practices with respect to the granting of employee stock options to reduce the number of stock options granted to employees.  Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates.   As a result the Company might have to increase cash compensation to these individuals.  Such changes could have a negative impact upon the Company’s earnings.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents.  At June 30, 2003 the Company had $45.2 million in cash and cash equivalents.  Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $225,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows.  The Company does not use derivative financial instruments in its investment portfolio.  The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.  The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates.  The Company had approximately $0.6 million in variable rate debt outstanding at June 30, 2003.  Although the Company has provided quantitative disclosure regarding interest rate risk associated with its term loan and revolving credit facility, such disclosure is no longer meaningful as the loan was paid off on August 1, 2003.  The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk.  The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts.  International revenues represented 31.4% of the Company’s total revenues for the six months ended June 30, 2003 and 29.8% of revenues were denominated in foreign currencies.  Significant currency fluctuations may adversely impact foreign revenues.   For the three months ended June 30, 2003, the Company realized transaction gains of $11,000 and losses of $225,000 for the six months ended June 30, 2003, primarily due to intercompany receivables and payables between subsidiaries.  The most significant of this exposure involves intercompany balances between Ireland and the United Kingdom.  Given a hypothetical decrease of 10% in the Euro against the Great Britain pound, the realized transaction loss would increase by approximately $729,000 at June 30, 2003 and likewise decrease the Company’s earnings and cash flows for the respective periods.  Given a hypothetical increase of 10% in the Euro against the Great Britain pound, the realized transaction loss would decrease by approximately $729,000 at June 30, 2003, and likewise increase the Company’s earnings and cash flows.

Item 4  - Controls and Procedures

(a)          Evaluation of disclosure controls and procedures:

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)          Changes in internal controls over financial reporting:

There was no significant change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4 -  Submission of Matters to a Vote of Security Holders

On May 20, 2003, the Company held its annual meeting of stockholders.  At this meeting 40,525,346 shares of Common Stock, 617,350 shares of Series C Preferred Stock and 3,000,000 shares of Series D Preferred Stock (on an as-converted basis) were available for voting.  Each share of Series C and Series D Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

At the meeting, L. George Klaus, Donald R. Dixon, Thomas F. Kelly and Harold D. Copperman were elected as directors of the Company by the Common and Series C and Series D Preferred stockholders.  All shares of Series C and Series D Preferred Stock voted in favor of all of the nominated directors. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

Name	Votes For	Withheld Authority

L. George Klaus	37,297,994	3,227,352
Donald R. Dixon	38,263,100	2,262,246
Thomas F. Kelly	38,616,291	1,909,055
Harold D. Copperman	38,615,661	1,909,685

With respect to the second proposal to approve the amendment to the Company’s 1999 Nonstatutory Stock Option Plan in order to increase the number of authorized shares by 4,000,000, 18,969,196 shares of Common Stock and all shares of Series C and Series D Preferred Stock (on an as-converted basis) voted in favor of this proposal, 3,418,086 shares of Common Stock voted against, and 1,566,921 shares of Common Stock abstained from voting.  There were no broker non-votes on this proposal.

With respect to the proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ended December 31, 2003, 39,712,124 shares of Common Stock and all shares of Series C and Series D Preferred Stock (on an as-converted basis) voted in favor of this proposal, 727,466 shares of Common Stock voted against, and 85,756 shares of Common Stock abstained from voting.  There were no broker non-votes on this proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Index to Exhibits.

Exhibit Number	Exhibit Description

10.80	Employment Offer Letter with Michael A. Piraino dated April 30, 2003.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Epicor Software Corporation Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated April 23, 2003 to report under Items 7 and 12 the Company’s April 23, 2003 press release announcing the Company’s first quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION

(Registrant)

Date:	August 14, 2003	/s/ MICHAEL A. PIRAINO

Michael A. Piraino
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)