Form 10-Q
period 2003-09-30
EPICOR SOFTWARE CORP
filed 2003-11-13
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐    No  ☒

As of October 30, 2003, there were 44,172,193 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$34,008	$31,313
Accounts receivable, net	23,025	22,471
Prepaid expenses and other current assets	3,804	3,977

Total current assets	60,837	57,761

Property and equipment, net	2,796	2,972
Software development costs, net	200	1,007
Intangible assets, net	14,604	8,477
Goodwill	10,823	—
Other assets	3,285	3,051

Total assets	$92,545	$73,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,502	$3,390
Accrued expenses	22,113	24,041
Current portion of long-term debt	—	2,229
Current portion of accrued restructuring costs	3,124	964
Deferred revenue	37,823	35,815

Total current liabilities	67,562	66,439

Long-term portion of accrued restructuring costs	1,787	3,043

Commitments and contingencies
Stockholders’ equity:
Preferred stock	10,423	4,859
Common stock	46	44
Additional paid-in capital	251,661	246,936
Less: treasury stock at cost	(235)	(87)
Less: unamortized stock compensation expense	(6,126)	(723)
Less: notes receivable from officers for issuance of restricted stock	—	(7,796)
Accumulated other comprehensive loss	(936)	(2,305)
Accumulated deficit	(231,637)	(237,142)

Net stockholders’ equity	23,196	3,786

Total liabilities and stockholders’equity	$92,545	$73,268

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License fees	$9,352	$6,772	$26,674	$24,428
Consulting	10,637	9,115	27,752	28,638
Maintenance	19,797	17,492	55,358	51,624
Other	550	574	1,575	2,055

Total revenues	40,336	33,953	111,359	106,745

Cost of revenues	15,349	13,868	42,220	44,007
Amortization of intangible assets and capitalized software development costs	1,986	1,786	5,215	5,342

Total cost of revenues	17,335	15,654	47,435	49,349

Gross profit	23,001	18,299	63,924	57,396

Operating expenses:
Sales and marketing	10,080	10,732	27,048	32,728
Software development	5,459	4,540	14,919	13,889
General and administrative	4,737	4,351	13,935	15,096
Provision for doubtful accounts	48	108	(841)	333
Stock-based compensation expense	1,125	204	2,216	638
Restructuring charges and other	(292)	—	937	—

Total operating expenses	21,157	19,935	58,214	62,684

Income (loss) from operations	1,844	(1,636)	5,710	(5,288)
Other income, net	112	218	245	156

Income (loss) before income taxes	1,956	(1,418)	5,955	(5,132)
Provision for income taxes	118	—	208	—

Net income (loss)	$1,838	$(1,418)	$5,747	$(5,132)

Value of beneficial conversion related to preferred stock	—	—	(241)	—

Net income (loss) applicable to common stockholders	$1,838	$(1,418)	$5,506	$(5,132)

Unrealized foreign currency translation adjustments	241	(172)	1,367	411

Comprehensive income (loss)	$2,079	$(1,590)	$6,873	$(4,721)

Net income (loss) per share applicable to common stockholders:
Basic	$0.04	$(0.03)	$0.13	$(0.12)
Diluted	$0.04	$(0.03)	$0.11	$(0.12)
Weighted average common shares outstanding:
Basic	43,179	44,071	42,926	43,681
Diluted	50,748	44,071	48,936	43,681

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$5,747	$(5,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,034	8,193
Stock-based compensation expense	2,216	638
Write-down of capitalized software development costs and prepaid assets	—	716
Provision for doubtful accounts	(841)	259
Interest accrued on notes receivable from officers	(44)	(490)
Restructuring charges and other	937	—
Changes in operating assets and liabilities, net of effects of acquistion:
Accounts receivable	4,346	12,551
Prepaid expenses and other current assets	1,117	721
Other assets	(185)	1,032
Accounts payable	666	(3,038)
Accrued expenses	(6,525)	(2,596)
Accrued restructuring costs	(98)	(2,230)
Deferred revenue	(1,489)	(4,133)

Net cash provided by operating activities	12,881	6,491

Investing activities
Purchases of property and equipment	(1,023)	(675)
Cash paid for acquisitions, net of cash acquired	(18,736)	—

Net cash used in investing activities	(19,759)	(675)

Financing activities
Proceeds from exercise of stock options	733	6
Proceeds from employee stock purchase plan	519	565
Net proceeds from issuance of restricted stock	3	—
Purchase of treasury stock	(147)	(427)
Proceeds from sale of treasury stock	—	316
Issuance of preferred stock, net of transaction costs	5,322	—
Collection of notes receivable from officers	3,580	64
Principal payments on long-term debt	(2,229)	(2,629)

Net cash provided by (used in) financing activities	7,781	(2,105)
Effect of exchange rate changes on cash	1,792	739

Net increase in cash and cash equivalents	2,695	4,450
Cash and cash equivalents at beginning of period	31,313	24,435

Cash and cash equivalents at end of period	$34,008	$28,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$70	$340

Net income tax payments (refunds)	$287	$(1,020)

NON-CASH ITEM:
Common stock received in payment of notes receivable from officers	$4,260	$—

See Note 18 for details of assets acquired and liabilities assumed in purchase transactions.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the write-down of prepaid software royalty during the nine months ended September 30, 2002, as discussed in Note 12) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

	Nine Months Ended September 30,
	2003	2002
Net income (loss) applicable to common stockholders as reported	$5,506	$(5,132)

Stock-based employee compensation expense determined under fair value based method for all awards	(1,008)	(1,279)

Net income (loss) applicable to common stockholders – pro forma	$4,498	$(6,411)

Net income (loss) per share applicable to common stockholders as reported:
Basic	$0.13	$(0.12)
Diluted	$0.11	$(0.12)
Net income (loss) per share applicable to common stockholders – pro forma:
Basic	$0.10	$(0.15)
Diluted	$0.09	$(0.15)

The fair value of options and purchase plan shares have been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2003		2002
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	3.6	0.5	3.0	0.5
Risk-free interest rate	2.2%	1.0%	2.3%	1.6%
Volatility	0.8	0.8	1.0	1.0
Dividend rate	0.0%	0.0%	0.0%	0.0%

For options granted during the nine month periods ended September 30, 2003 and 2002, the weighted average fair value at date of grant was $2.00 and $1.43, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the nine month periods ended September 30, 2003 and 2002 was $2.90, and $0.58, per share, respectively.

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

The Company has recorded unbilled consulting receivables totaling $845,000 and $723,000 at September 30, 2003 and December 31, 2002, respectively. These unbilled receivables represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month.

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

Note 4.    Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, excluding shares of unvested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 958,570 for the three month period ended September 30, 2002, and 1,433,997 for the nine month period ended September 30, 2002, respectively, have been excluded from diluted weighted average common shares as the effect would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders	$1,838	$(1,418)	$5,506	$(5,132)

Basic:
Weighted average common shares outstanding	45,962	44,837	44,767	44,674
Weighted average common shares of unvested restricted stock	(2,783)	(766)	(1,841)	(993)

Shares used in the computation of basic net income (loss) per share	43,179	44,071	42,926	43,681

Net income (loss) per share applicable to common stockholders - basic	$0.04	$(0.03)	$0.13	$(0.12)

Diluted:
Weighted average common shares outstanding	43,179	44,071	42,926	43,681
Convertible preferred stock	3,617	—	3,143	—
Common stock equivalents	3,952	—	2,867	—

Shares used in the computation of diluted net income (loss) per share	50,748	44,071	48,936	43,681

Net income (loss) per share applicable to common stockholders - diluted	$0.04	$(0.03)	$0.11	$(0.12)

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

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4)

amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial statements.

Note 6.    Goodwill

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. The following table represents the balance and changes in goodwill as of and for the nine months ended September 30, 2003 (in thousands):

Balance as December 31, 2002	$—
Goodwill acquired during the nine months ended September 30, 2003:
ROI	$9,536
TDC/T7	$1,287

Balance as of September 30, 2003	$10,823

Note 7.    Intangible Assets

The following summarizes the components of intangible assets (in thousands):

	As of September 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$28,338	$18,912	$9,426	$20,322	$15,598	$4,724
Customer base	9,190	5,926	3,264	8,730	4,977	3,753
Trademark	1,550	119	1,431	—	—	—
Covenant not to compete	510	27	483	—	—	—

Total	$39,588	$24,984	$14,604	$29,052	$20,575	$8,477

During the third quarter of 2003, the Company acquired ROI Systems, Inc. (ROI) and certain assets of TDC Solutions, Inc (TDC) and T7 Group, LLC (T7) (see Note 18). As a result of these transactions, the Company added the following intangible assets (in thousands):

	ROI	Amortizable Life	TDC/T7	Amortizable Life
Acquired technology	$7,320	5 years	$670	5 years
Customer base	460	7 years	—	—
Trademark	1,550	5 years	—	—
Covenant not to compete	320	3 years	190	4 years

Total	$9,650		$860

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets.

Amortization expense of the Company’s intangible assets for the three months ended September 30, 2003 and 2002 was $1,777,000 and $1,278,000, respectively, and for the nine months ended September 30, 2003 and 2002, amortization expense was $4,408,000 and $3,942,000, respectively. Estimated amortization expense for the remainder of 2003, 2004, 2005, 2006, 2007 and thereafter approximates $1,825,000, $3,621,000, $3,578,000, $2,263,000, $2,169,000, and $1,148,000, respectively.

Note 8.    Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	September 30, 2003	December 31, 2002
Deferred license fees	$793	$1,115
Deferred maintenance	30,253	29,680
Deferred consulting	6,777	5,020

Total	$37,823	$35,815

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

Note 9.    Segment Information

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

Operating segment data for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended September 30, 2003:
Revenues	$9,352	$10,637	$19,797	$550	$40,336
Cost of revenues	3,847	8,584	4,551	353	17,335

Gross profit	$5,505	$2,053	$15,246	$197	$23,001

Three months ended September 30, 2002:
Revenues	$6,772	$9,115	$17,492	$574	$33,953
Cost of revenues	3,200	7,880	4,216	358	15,654

Gross profit	$3,572	$1,235	$13,276	$216	$18,299

Nine months ended September 30, 2003:
Revenues	$26,674	$27,752	$55,358	$1,575	$111,359
Cost of revenues	10,075	22,759	13,673	928	47,435

Gross profit	$16,599	$4,993	$41,685	$647	$63,924

Nine months ended September 30, 2002:
Revenues	$24,428	$28,638	$51,624	$2,055	$106,745
Cost of revenues	10,068	25,513	12,561	1,207	49,349

Gross profit	$14,360	$3,125	$39,063	$848	$57,396

The following schedule presents the Company’s operations by geographic area for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	United States	United Kingdom	Australia and Asia	Canada	Other	Consolidated
Three months ended September 30, 2003:
Revenues	$29,509	$6,353	$1,850	$1,936	$688	$40,336
Operating income (loss)	(1,682)	2,033	218	1,244	31	1,844
Identifiable assets	59,965	16,937	10,425	2,580	2,638	92,545

Three months ended September 30, 2002:
Revenues	$23,703	$6,227	$2,006	$1,385	$632	$33,953
Operating income (loss)	(3,806)	1,443	264	681	(218)	(1,636)
Identifiable assets	37,642	17,742	10,478	1,209	2,289	69,360

Nine months ended September 30, 2003:
Revenues	$78,228	$18,499	$6,093	$6,251	$2,288	$111,359
Operating income (loss)	(5,021)	5,024	1,157	3,919	631	5,710
Identifiable assets	59,965	16,937	10,425	2,580	2,638	92,545

Nine months ended September 30, 2002:
Revenues	$75,085	$18,480	$6,492	$4,747	$1,941	$106,745
Operating income (loss)	(11,551)	3,525	949	2,627	(838)	(5,288)
Identifiable assets	37,642	17,742	10,478	1,209	2,289	69,360

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 10.    Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs
Balance at December 31, 2001	$1,526	$2,276	$188	$—	$3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007

2003 restructuring charges and other	—	937	—	—	937
ROI acquisition	986	707	—	192	1,885
Cash payments	(612)	(1,306)	—	—	(1,918)

Balance at September 30, 2003	$513	$4,206	$—	$192	$4,911

Less current portion	(513)	(2,419)	—	(192)	$(3,124)

Total long-term restructuring reserve	$—	$1,787	$—	$—	$1,787

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003 (see Note 18), the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $921,000 for separation costs for terminated employees, $772,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce have been terminated from all functional areas.

2003 Restructuring Charges and Other

During the second quarter of 2003, the Company recorded an additional restructuring charge of approximately $1,229,000 related to a facility that was to be consolidated as part of the Company’s 2002 restructuring. The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of its sublease income and thus recorded an additional charge based on a revised estimate of sublease income. During the third quarter of 2003, the Company finalized the sublease agreement with a new tenant in this facility, which resulted in a reduction of the original estimated loss. As a result, the Company recorded a $292,000 reduction in the restructuring charge in the third quarter of 2003.

2002 Restructuring Charges and Other

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

Note 11.    Credit Facility

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10 million proceeds from the term loan. The term loan was due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. The revolving line of credit bore interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit were limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. The credit facility was paid off on August 1, 2003. Borrowings under the credit facility were secured by substantially all of the Company’s assets. The Company was required to comply with various financial covenants. Significant financial covenants included:

•	Achieving a minimum of earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving a minimum tangible net worth, and
•	Maintaining the principal balance of the term loan at less than 20% of collections derived from maintenance agreements during the immediately preceding twelve months.

Additional material covenants under the agreement included limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments and disposal of material assets by the Company.

The credit facility was paid off on August 1, 2003 and as of September 30, 2003, was terminated. The Company is in the process of finalizing a new credit facility.

Note 12.    Write-Down of Prepaid Software Royalty

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

Note 13.    Issuance of Preferred Stock

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

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be pari-passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of September 30, 2003. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari-passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10.

During the first quarter of 2003, the Company recorded $241,000 for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock. In connection with this placement, the Company incurred transaction costs of approximately $166,000, which were netted against the gross proceeds.

Note 14.    Sale and Acquisition of Treasury Stock

During March 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provided for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury. The total net proceeds from the sale were $317,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002, pursuant to the stock option exchange program executed in January 2001 (see Note 17). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. Under the terms of the Restricted Stock Purchase Agreements, the shares must be held by the purchasers either until the shares are subsequently registered or the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Exchange Act.

Pursuant to the stock option exchange program executed in January 2001, the following treasury stock acquisitions were made during 2003:

Vesting Date	Shares acquired	Value of Shares
January 26, 2003	22,308	$ 38,000
April 26, 2003	12,225	35,000
July 26, 2003	9,486	71,000

The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of September 30, 2003, these repurchased shares are held in treasury and are available for future reissuance.

Note 15.    Officer Notes Receivable

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

Note 16.    Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $1,056,000 and $1,944,000 for the three and nine months ended September 30, 2003, respectively. Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for the remainder of 2003, 2004 and 2005 is as follows:

Quarter Ending	Compensation Expense
December 31, 2003	1,056,000
March 31, 2004	591,000
June 30, 2004	591,000
September 30, 2004	591,000
December 31, 2004	591,000
March 31, 2005	591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$5,784,000

Note 17.    Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three months ended September 30, 2003 and 2002, the Company recorded compensation expense of $69,000 and $204,000, respectively, related to this restricted stock. For the nine months ended

September 30, 2003 and 2002, the Company recorded compensation expense of $272,000 and $638,000, respectively. The Company will record future stock-based compensation expense of up to $342,000 over the vesting period of the restricted shares, which represents the fair market value of the remaining restricted common stock issued on the exchange date. Stock-based compensation expense to be charged to operations for the remainder of 2003, 2004 and 2005 approximates $65,000, $260,000, and $17,000 respectively, assuming all restricted stock grants vest.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (see Note 16) for the three and nine months ended September 30, 2003 and 2002 by the Company’s operating functions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of revenues	$29,000	$45,000	$73,000	$142,000
Sales and marketing	8,000	58,000	61,000	173,000
Software development	7,000	22,000	26,000	69,000
General and administrative	1,081,000	79,000	2,056,000	254,000

Total compensation expense	$1,125,000	$204,000	$2,216,000	$638,000

Note 18.    Acquisitions

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held Enterprise Resource Planning (ERP) provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. At the time of the acquisition, ROI had approximately $3.6 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.2 million. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. The Company recorded the acquisition of ROI as a purchase in the third quarter of 2003 and the results of ROI operations are included in the accompanying statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. In order to allocate the purchase price in accordance with SFAS No. 141, the Company has obtained an independent appraisal of the fair value of the acquired intangible assets. The fair value of the tangible assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$20,750
Transaction costs	683

Total purchase price	$21,433

Fair value of tangible assets acquired:
Cash and marketable securities	$3,592
Accounts receivable, net	3,194
Property and equipment, net	492
Prepaid and other assets	910

Total tangible assets acquired	8,188
Assumed liabilities	(5,941)
Acquired technology	7,320
Customer base	460
Trademark	1,550
Covenant not to compete	320
Goodwill	9,536

Net assets acquired	$21,433

The pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of ROI using the purchase method as if it occurred on January 1, 2002. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred during the specified periods. (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	$40,958	$39,048	$122,341	$121,573
Net income (loss)	(46)	(1,433)	3,346	(5,582)
Basic net income (loss)	0.00	(0.03)	0.08	(0.13)
Diluted net income (loss)	0.00	(0.03)	0.07	(0.13)

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. The Company recorded this purchase in the third quarter of 2003 and the results of TDC and T7 operations are included in the accompanying statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Future payment due	870
Transaction costs	52

Total purchase price	$1,922

Fair value of tangible assets acquired	$100
Assumed liabilities	(325)
Acquired technology	670
Covenant not to compete	190
Goodwill	1,287

Net assets acquired	$1,922

The proforma impact of this acquisition was not significant to the Company’s historical results of operations.

Clarus

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

The proforma impact of this acquisition was not significant to the Company’s historical results of operations.

Note 19.    Contingencies

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2003 is not considered significant to the Company’s financial position, results of operations or cash flows.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at September 30, 2003. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense or, as occurred in the first quarter of 2003, a reduction of expense.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of acquisitions completed in December 1998, December 2002 and July 2003 and represent acquired technology, customer base, trademarks and covenants not to compete. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually and written down when impaired. During the fourth quarter of each year, or earlier if indicators of potential impairment exist, goodwill will be tested for impairment by determining if the carrying value of each reporting unit exceeds its estimated fair value. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1999, 1998, 1997 and 1996	Asset impairment	Total restructuring costs
Balance at December 31, 2001	$1,526	$2,276	$188	$—	$3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	$139	$3,868	$—	$—	$4,007

2003 restructuring charges and other	—	937	—	—	937
ROI acquisition	986	707	—	192	1,885
Cash payments	(612)	(1,306)	—	—	(1,918)

Balance at September 30, 2003	$513	$4,206	$—	$192	$4,911

Less current portion	(513)	(2,419)	—	(192)	$(3,124)

Total long-term restructuring reserve	$—	$1,787	$—	$—	$1,787

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003 (see Note 18), the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $921,000 for separation costs for terminated employees, $772,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce have been terminated from all functional areas.

2003 Restructuring Charges and Other

During the second quarter of 2003, the Company recorded an additional restructuring charge of approximately $1,229,000 related to a facility that was to be consolidated as part of the Company’s 2002 restructuring. The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of its sublease income and thus recorded an additional charge based on a revised estimate of sublease income. During the third quarter of 2003, the Company finalized the sublease agreement with a new tenant in this facility, which resulted in a reduction of the original estimated loss. As a result, the Company recorded a $292,000 reduction in restructuring charge in the third quarter of 2003.

2002 Restructuring Charges and Other

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

Acquisitions

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held ERP provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. At the time of the acquisition, ROI had approximately $3.6 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.2 million. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. The Company recorded the acquisition of ROI as a purchase in the third quarter of 2003 and the results of ROI operations are included in the accompanying statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. In order to allocate the purchase price in accordance with SFAS No. 141, the Company has obtained an independent appraisal of the fair value of the acquired intangible assets. The fair value of the tangible assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$20,750
Transaction costs	683

Total purchase price	$21,433

Fair value of tangible assets acquired:
Cash and marketable securities	$3,592
Accounts receivable, net	3,194
Property and equipment, net	492
Prepaid and other assets	910

Total tangible assets acquired	8,188
Assumed liabilities	(5,941)
Acquired technology	7,320
Customer base	460
Trademark	1,550
Covenant not to compete	320
Goodwill	9,536

Net assets acquired	$21,433

The pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of ROI using the purchase method as if it occurred on January 1, 2002. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred during the specified periods. (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	$40,958	$39,048	$122,341	$121,573
Net income (loss)	(46)	(1,433)	3,346	(5,582)
Basic net income (loss)	0.00	(0.03)	0.08	(0.13)
Diluted net income (loss)	0.00	(0.03)	0.07	(0.13)

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. The Company recorded this purchase in the third quarter of 2003 and the results of TDC and T7 operations are included in the accompanying statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Future payment due	870
Transaction costs	52

Total purchase price	$1,922

Fair value of tangible assets acquired	$100
Assumed liabilities	(325)
Acquired technology	670
Covenant not to compete	190
Goodwill	1,287

Net assets acquired	$1,922

The proforma impact of this acquisition was not significant to the Company’s historical results of operations.

Clarus

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

The proforma impact of this acquisition was not significant to the Company’s historical results of operations.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Change $	Change %	2003	2002	Change $	Change %
Revenues:
License fees	$9.4	$6.8	$2.6	38.1%	$26.7	$24.4	$2.3	9.2%
Consulting	10.6	9.1	1.5	16.7%	27.8	28.6	(0.8)	(3.1)%
Maintenance	19.8	17.5	2.3	13.2%	55.3	51.6	3.7	7.2%
Other	0.5	0.6	(0.1)	(4.2)%	1.6	2.1	(0.5)	(23.4)%

Total revenues	$40.3	$34.0	$6.3	18.8%	$111.4	$106.7	$4.7	4.3%

As a percentage of total revenues:
License fees	23.2%	20.0%			24.0%	22.9%
Consulting	26.4%	26.8%			24.9%	26.8%
Maintenance	49.1%	51.5%			49.7%	48.4%
Other	1.3%	1.7%			1.4%	1.9%

Total revenues	100.0%	100.0%			100.0%	100.0%

Amortization of intangible assets and capitalized software development costs	$2.0	$1.8	$0.2	11.2%	$5.2	$5.3	$(0.1)	(2.4)%
As a percentage of total revenues	4.9%	5.3%			4.7%	5.0%

Gross profit	$23.0	$18.3	$4.7	25.7%	$63.9	$57.4	$6.5	11.4%
As a percentage of total revenues	57.0%	53.9%			57.4%	53.8%

Sales and marketing expense	$10.1	$10.7	$(0.6)	(6.1)%	$27.0	$32.7	$(5.7)	(17.4)%
As a percentage of total revenues	25.0%	31.6%			24.3%	30.7%

Software development expense	$5.5	$4.5	$1.0	20.2%	$14.9	$13.9	$1.0	7.4%
As a percentage of total revenues	13.5%	13.4%			13.4%	13.0%

General and administrative expense, including provision for doubtful accounts	$4.8	$4.5	$0.3	7.3%	$13.1	$15.4	$(2.3)	(15.1)%
As a percentage of total revenues	11.9%	13.1%			11.8%	14.5%

Stock-based compensation expense	$1.1	$0.2	$0.9	451.5%	$2.2	$0.6	$1.6	247.3%
As a percentage of total revenues	2.8%	0.6%			2.0%	0.6%

Revenues

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003, as compared to the same periods in 2002. This increase is primarily the result of an approximate 15% increase in sales volume and an increase in average selling price which are attributable to the Company’s strong execution across all product groups and regions of the Company’s business plus the contribution from the ROI acquisition, which contributed approximately 11% of the software license revenue growth quarter-over-quarter and approximately 3% of the year-over-year growth. The Company expects total revenues for the fourth quarter of 2003 to increase due to the fact that the fourth quarter is seasonally strongest for the Company compared to the third quarter being seasonally weakest.

Consulting revenues increased in absolute dollars for the three months ended September 30, 2003, as compared to the same period in 2002. This increase is primarily due to the acquistions of ROI and TDC/T7, which added $1.8 million and $0.3 million, respectively, in consulting revenues for the three months ended September 30, 2003, as compared to the same period in 2002. For the nine months ended September 30, 2003, consulting revenues decreased in both absolute dollars and as a percentage of revenue compared to the same period in 2002. This decrease is mainly due to fewer implementation engagements as a result of lower software sales in the past few quarters, which is offset by the revenue contributions from ROI and TDC/T7.

Maintenance revenues increased in absolute dollars for the three and nine months ended September 30, 2003, as compared to the same periods in 2002. This increase is due to the ROI acquisition, which resulted in additional maintenance revenues of $2.3 million and to the continued high renewal rates experienced by the Company’s customer base, especially in Europe.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars for the three and nine months ended September 30, 2003, as compared with the same periods in 2002, is due to a decrease in third-party hardware sales due to increased competition in the Company’s hardware sales business.

International revenues were $10.8 million and $10.3 million, respectively, for the three months ended September 30, 2003 and 2002, representing 26.8% and 30.2%, respectively, of total revenues. International revenues were $33.1 million and $31.7 million, respectively, for the nine months ended September 30, 2003 and 2002 representing 29.8% and 29.7%, respectively, of total revenues. International license revenues increased $0.3 million and $0.2 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002, consistent with the Company’s strong execution across all product groups and regions of the Company’s business. International maintenance revenues for the third quarter of 2003 remained flat compared to the same period in 2002. However, international maintenance revenue for the nine months ended September 30,2003, as compared to the same period in 2002, increased approximately $1.5 million, primarily due to the continued high renewal rates in Europe and Canada. International consulting revenues increased $0.2 million for the three months ended September 30, 2003 compared to the same period in 2002 and decreased $0.1 million for the nine months ended September 30, 2003 compared to the same period in 2002. The quarter-over-quarter increase is primarily due to the increase in consulting revenues from Canada, which is the result of increased license fee revenues over the last four quarters. The year-over-year decrease is primarily due to the previous quarters decreases in license revenues that resulted in fewer current implementation engagements. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

The Company’s total revenue per employee increased from $144,000 to $172,000, respectively, for the three months ended September 30, 2003, as compared to the same period of 2002. For the nine months ended September 30, 2003, as compared to the same period of 2002, total revenue per employee increased from $149,000 to $174,000, respectively. These increases are primarily due to higher 2003 sales levels and headcount reductions associated with the 2002 restructuring.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003 and the TDC/T7 asset purchase in July 2003. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended September 30, 2003 and 2002, the Company recorded amortization expense related to intangible assets of $1.8 million and $1.3 million, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded amortization expense related to intangible assets of $4.4 million and $3.8 million, respectively. Amortization of acquired technology and trademarks will be complete in 2008, and amortization of the customer base will be complete in 2010.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the three months ended September 30, 2003 and 2002, the Company recorded amortization expense related to capitalized software development costs of $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded amortization expense related to capitalized software development costs of $0.8 million and $1.5 million, respectively. The Company did not capitalize any software development costs for the three or nine months ended September 30, 2003, as no costs were eligible for capitalization. Amortization of software development costs that were capitalized prior to 2002 will be complete in 2003.

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

The increase in gross profit in both absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, is primarily due to improved margins in both North America and Europe from consulting services and software licenses. For both periods, consulting margins improved as a result of the 2002 restructuring which decreased the underlying service costs of the consulting services in these locales and increased utilization rates. For the nine months ended September 30, 2003, margins from software licenses increased due to the decrease in the amortization of certain capitalized software developments costs due to the completion of amortization during the second quarter of 2003. For the three months ended September 30, 2003, although amortization increased due to the ROI and TDC/T7 acquisitions, software margins increased as compared to the same period in 2002 due to the increase in software license revenues quarter over quarter.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2003, as compared to the same periods of 2002, is due to decreases in the Company’s advertising and related costs during 2003 of $1.0 million and $2.8 million, respectively. The remaining decrease is primarily due to a decrease in the cost of salaries, benefits and other headcount-related expenses in North America and Europe as a result of the 2002 restructuring, offset by increased expenses of $0.9 million due to the ROI acquisition in the third quarter of 2003 and increased commission expense of $0.9 million and $0.7 million for the three and nine months ended September 30, 2003, respectively. Commission expense increased in the third quarter as net license revenue increased and many sales people reached or exceeded their annual targets. The Company expects sales and marketing expenses to remain at or near the third quarter levels for the fourth quarter of 2003.

Software Development Expense

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop the Company’s products as well as fees paid to outside consultants. The majority of these expenses are incurred in North America and Mexico, where the Company operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and nine months ended September 30, 2003 and 2002, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and nine month periods ended September 30, 2003 and 2002, was insignificant. Capitalized software development costs include both internally generated development costs for development of the Company’s future product releases and third party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

Software development expenses increased in both absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 2003, as compared to the same periods in 2002. This increase is primarily due to $0.3 million of additional headcount related expenses as part of the Clarus acquisition in December 2002, $0.7 million as part of the ROI acquisition in July 2003 and $0.1 million as part of the TDC/T7 acquisition in July 2003, partially offset by reduced software development costs in connection with the 2002 restructuring. The Company expects software development expenses to remain at or near third quarter levels for the fourth quarter of 2003.

General and Administrative Expense, including Provision for Doubtful Accounts

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. For the three months ended September 30, 2003, general and administrative expenses increased primarily due to the acquisition of ROI, which added approximately $0.2 million in additional expenses, as compared to the same period in the prior year. The decrease for the nine months ended September 30, 2003, as compared to the same period in 2002, is due to a $1.1 million decrease in the provision for doubtful accounts with the remaining decrease due to the worldwide decrease in the costs of salaries, benefits and other headcount related expenses as a result of the 2002 restructuring. During the first quarter of 2003, the Company recognized a $1.1 million benefit to its provision for doubtful accounts due to (i) improved collection performance in 2003 resulting from the collection of several large accounts which had to be reserved for in 2002 because at the time collection of such accounts was not probable and (ii) an overall improvement in the aging of the Company’s receivables as evidenced by a decrease in the percentage of accounts over 90 days from December 31, 2002 to March 31, 2003. The improved collection performance is the result of an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization.

The Company expects general and administrative expenses to remain at or near current levels for the fourth quarter of 2003.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Such expense for the three and nine months ended September 30, 2002 was related to restricted stock issued in connection with the Company’s stock option exchange program that was carried out in 2001. Stock-based compensation expense for the three and nine months ended September 30, 2003 was related to both restricted stock issued as part of the exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003 (see Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements). For the three and nine month periods ended September 30, 2003 stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $1,056,000 and $1,944,000, respectively. The increase in the stock-based compensation expense for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, was due to the additional grants of restricted stock to the Company’s CEO.

Future quarterly stock-based compensation expense to be charged to operations for the remainder of 2003, 2004 and 2005 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO and the 2001 stock option exchange program is as follows:

Quarter Ending	CEO Restricted Stock	Stock Option Exchange Program	Total Future Compensation Expense
December 31, 2003	1,056,000	65,000	1,121,000
March 31, 2004	591,000	65,000	656,000
June 30, 2004	591,000	65,000	656,000
September 30, 2004	591,000	65,000	656,000
December 31, 2004	591,000	65,000	656,000
March 31, 2005	591,000	17,000	608,000
June 30, 2005	591,000	—	591,000
September 30, 2005	591,000	—	591,000
December 31, 2005	591,000	—	591,000

Total future stock compensation expense	$5,784,000	$342,000	$6,126,000

Provision for Income Taxes

The Company recorded a provision for income taxes during the third quarter of 2003 in the amount of $118,000 and no provision in 2002. The provision for the third quarter 2003 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward. The effective tax rate for the nine months ended September 30, 2003, was 3.6%, while the effective rate for the nine months ended September 30, 2002 was zero. The effective rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards. The Company has provided a valuation allowance on 100% of its deferred tax assets. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholder’s equity.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and cash flows as of and for the nine months ended September 30, 2003 (in millions):

Cash and cash equivalents	$34.0
Working capital deficit	(6.7)
Net cash provided by operating activities	12.9
Net cash used in investing activities	(19.8)
Net cash provided by financing activities	7.8

As of September 30, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $34.0 million. The Company’s operating activities provided $12.9 million in cash during the nine months ended September 30, 2003. At September 30, 2003, the Company had $4.9 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.9 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in accrued expenses in the accompanying unaudited condensed consolidated financial statements. The Company believes these obligations will be funded from existing cash reserves and operations.

The Company’s principal investing activities for the nine month period ended September 30, 2003 included capital expenditures of $1.0 million and the acquisitions of ROI and TDC/T7 for $18.7 million. For the remainder of 2003, the Company anticipates capital spending on property and equipment will increase and these expenditures will be funded from existing cash reserves and operations.

Financing activities for the nine months ended September 30, 2003 included payments of $2.2 million made against the Company’s debt obligations. Cash provided by financing activities included net proceeds from the issuance of new Series D preferred stock of $5.3 million, the collection of a note receivable from an officer in the amount of

$3.6 million, proceeds from stock under the employee stock purchase program in the amount of $0.5 million and proceeds from the exercise of employee stock options in the amount of $0.7 million.

On July 26, 2000, the Company entered into a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. In August 2000, the Company received the $10 million proceeds from the term loan. The term loan was due in 36 equal monthly installments, plus interest at the greater of the lender’s prime rate plus 3%, or 9%. The revolving line of credit bore interest at the greater of a variable rate equal to either the prime rate or at LIBOR, at the Company’s option, plus a margin ranging from 0.25% to 1.25% on prime rate loans and 2.5% to 3.75% on LIBOR loans, depending on the Company’s results of operations, or 9%. Borrowings under the revolving line of credit were limited to 85% of eligible accounts receivable, as defined. To date, the Company has not borrowed any amounts against the revolving line of credit facility. Borrowings under the credit facility were secured by substantially all of the Company’s assets. The Company was required to comply with various financial covenants. Significant financial covenants included:

•	Achieving a minimum of earnings before interest, taxes, depreciation and amortization (EBITDA)
•	Achieving a minimum tangible net worth, as defined in the credit facility, and
•	Maintaining the principal balance of the term loan at less than 20% of collections derived from maintenance agreements during the immediately preceding twelve months.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments and disposal of material assets by the Company.

The current credit facility was paid off on August 1, 2003 and as of September 30, 2003, was terminated. The Company is in the process of finalizing a new credit facility.

The Company has taken steps to reduce its operating expenses as part of its October 2002 restructurings, which included a reduction in workforce and facilities consolidation and closure. In each quarter of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 and 2002 restructurings, the ongoing improvements in its accounts receivable collection efforts and a $1.2 million federal income tax refund received during 2002. The improved collection performance is due to an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization. Furthermore, the Company generated positive cash flow in all three quarters of 2003. The Company expects to generate positive cash flow from operations in the fourth quarter of 2003 due to the considerable expense reduction activities the Company undertook in 2002 and better collection performance as previously discussed, both of which have contributed to eight consecutive quarters of positive operating cash flows.

As of September 30, 2003, the Company had cash and cash equivalents of $34.0 million. In July 2003, the Company utilized approximately $18.2 million of cash for the previously discussed acquisition of ROI and acquisition of certain assets of TDC and T7. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding.

The Company reported net income applicable to common stockholders for the three and nine months ended September 30, 2003 of $1.8 million and $5.5 million, respectively. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

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

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial statements.

Certain Factors that May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Annual Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. These statements include the Company’s expectation that (i) the Company will continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries, (ii) the Company will continue to develop, distribute and support TDC’s warehouse management solution as a key component of its distribution suite, (iii) the Company will continue to provide service and support to the majority of Clarus installed customers, (iv) the Clarus acquisition will enable the Company to focus on cross-selling and leverage its experience to deliver an expanded product offering, (v) the Company’s total revenues for the fourth quarter of 2003 will increase due to the fact that the fourth quarter is seasonally strongest for the Company compared to the third quarter being seasonally weakest, (vi) international revenues will continue to represent a significant portion of total revenues, (vii) sales and marketing, software development and general and administrative expenses will remain at or near current levels in the fourth quarter of 2003, (viii) remaining DataWorks merger obligations will be funded from existing cash reserves and operations, (ix) the Company’s capital spending on property and equipment will increase for the remainder of 2003 and these expenditures will be funded from existing cash reserves and operations, (x) the Company will maintain positive cash flow from operations in the fourth quarter of 2003, (xii) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months, (xiii) the adoption of EITF 00-21, SFAS No. 149 and SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements, and (xiv) current legal proceedings will not have material adverse effect on the Company. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 34 to 40. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its annual report on Form 10-K for the year ended December 31, 2002 at pages 14 to 21.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the third quarter of 2003, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $1.8 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

In addition, the Company has historically realized a significant portion of its software license revenues in the final month of any quarter, with a concentration of such revenues recorded in the final ten business days of that month. Due to the above factors, among others, the Company’s revenues are difficult to forecast. The Company, however, bases its expense levels, including operating expenses and hiring plans, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results in that quarter because the majority of the Company’s expenses are fixed in the short term. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that, as in past quarters, in some future quarter the Company’s operating results will be below the expectations of public market analysts and investors. As in those past quarters, such an event would likely have an adverse effect upon the price of the Company’s Common Stock.

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

If the Company fails to respond to emerging industry standards, including licensing models, and end-user requirements, the Company’s competitive position and revenues could be adversely affected.

Our increasingly complex software products may contain errors or defects which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

The Company’s software products are made up of increasingly complex computer programs. Software products as complex as the products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms on which the Company’s products operate, including Progress, IBM or Microsoft .NET, occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

The Company distributes products through a direct sales force as well as through a distribution channel, which includes distributors, VARs and authorized consultants, consisting primarily of professional firms. During 2002, 18% of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the distribution channel. However, the Company is currently creating a distribution channel for certain of its manufacturing product lines not previously sold through VARs. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this increase in the distribution channel to the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 90 days notice. If our distributors are unable to maintain such qualified personnel or if several of the Company’s distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

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

From January 1, 2001 through September 30, 2003, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $7.4 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $34.0 million at September 30, 2003. The Company has however, experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. The Company recently terminated its bank line of credit and paid off this credit facility on August 1, 2003. The Company is in the process of finalizing a new credit facility. No assurance can be made that the Company will be successful in finalizing such credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2002, the price of the Company’s common stock has ranged from a low of $0.65 to a high of $10.25. During the nine months ended September 30, 2003, the stock price ranged from a low of $1.23 to a high of $9.80. As of October 30, 2003, the Company had 44,172,193 shares of common stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendation or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At September 30, 2003, the Company had $34.0 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $85,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

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

Foreign Currency Risk.  The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 29.8% of the Company’s total revenues for the nine months ended September 30, 2003 and 28.2% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. For the three and nine months ended September 30, 2003, the Company realized transaction losses of $17,000 and $242,000, respectively, primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves intercompany balances between Ireland and the United Kingdom. Given a hypothetical decrease of 10% in the Euro against the Great Britain pound, the realized transaction loss would increase by approximately $700,000 at September 30, 2003 and likewise decrease the Company’s earnings and cash flows for the respective periods. Given a hypothetical increase of 10% in the Euro against the Great Britain pound, the realized transaction loss would decrease by approximately $700,000 at September 30, 2003, and likewise increase the Company’s earnings and cash flows.

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

The Company filed a Current Report on Form 8-K dated July 8, 2003, as amended, to report under Item 2 an acquisition of all of the outstanding stock of ROI Systems, Inc. and to file under Item 7, certain required financial information in connection with its acquisition of ROI Systems, Inc.

The Company filed a Current Report on Form 8-K dated July 23, 2003 to report under Items 7 and 12, the Company’s July 23, 2003 press release announcing the Company’s second quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION (Registrant)

Date:	November 13, 2003	/s/ MICHAEL A. PIRAINO
Michael A. Piraino Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)