Form 10-K
period 2003-12-31
EPICOR SOFTWARE CORP
filed 2004-03-15
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $139,970,562 computed using the closing sales price of $6.00 per share of Common Stock on June 30, 2003 as reported by the Nasdaq National Market. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of February 6, 2004 was 44,394,434.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise and e-business software solutions for use by mid-sized companies as well as divisions and subsidiaries of larger corporations worldwide. The Company’s business solutions are focused on the midmarket, which generally includes companies between $10 million and $500 million in annual revenues. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. By automating and integrating information and critical business processes across their entire value chain, midmarket companies can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products integrate back office applications for manufacturing, distribution and accounting with front office applications for sales, marketing and customer service and support. Epicor also provides integrated e-commerce capabilities that allow companies to leverage the power of the Internet to allow their organization to further extend beyond the traditional “four walls” of their enterprise, and further integrate their operations with their customers, suppliers and partners.

The Company offers solutions in the following areas:

•	Manufacturing - Epicor’s manufacturing solutions provide integrated ERP and e-business solutions for make-to-order and mixed-mode manufacturers. The Company’s solutions are designed to meet the challenges of today’s manufacturing environment typified by short product lifecycles, constant process improvement and mass customization. The Company’s products have been designed for specific types of manufacturers – from a small job shop to a large manufacturer of complex make-to-order components. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, capital equipment, electronics, consumer goods and aerospace.

•	Distribution - Epicor’s solution for distribution is a comprehensive suite that includes warehouse and inventory management, financials, CRM, e-commerce and business intelligence solutions. The distribution suite automates customer acquisition and order management through to warehouse fulfillment, accounting and customer service. The distribution suite is an end-to-end solution set tailored for wholesale distributors including third party logistics providers.

•	Services - Epicor’s solutions for services companies are focused on delivering a complete, end-to-end enterprise and e-business solution. Epicor’s enterprise services automation (ESA) solution provides service organizations with the tools to improve staff utilization, optimize resources and increase cash flow. The services suite includes integrated front office, back office, business intelligence, and collaborative commerce solutions tailored for specific industries including financial services, professional services, not-for-profit, and software and computer services.

•	Hospitality and Entertainment - Epicor provides a solution tailored for the hospitality and entertainment industries. The solutions are designed for food service, hotel, sports & recreation, and other entertainment companies. The hospitality and entertainment solutions manage and streamline virtually every aspect of a hospitality organization — from point-of-sale or property management system integration, to cash and sales management, food costing, core financials, business intelligence and beyond—all within a single solution.

•	Supply Chain - Epicor’s supply chain management solutions enable midmarket companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners. From business-to-business e-commerce applications to advanced planning and scheduling to warehouse management, forecasting and fulfillment, Epicor offers solutions that improve operational performance, while strengthening relationships across the supply chain to increase customer value.

•

Supplier Relationship Management - Epicor’s supplier Relationship Management solutions include applications for strategic sourcing and e-procurement. These solutions enable an organization to dramatically reduce costs by driving inefficiencies out of the procurement process. They provide a complete

Web-based, buy-side commerce solution that can be rapidly deployed standalone or as part of an integrated enterprise solution.

•	Customer Relationship Management (CRM) - Epicor’s award-winning customer relationship management solution enables small and midsize enterprises to manage their entire customer lifecycle. Epicor’s CRM solution enables businesses to gather, organize, track and share prospect, customer, competitor and product information, to boost revenues and increase customer satisfaction.

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

Background

Epicor designs its products and services primarily for midmarket companies, which generally consist of companies with annual revenues between $10 million and $500 million, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. These rapidly growing organizations number in the hundreds of thousands worldwide. In the past, midmarket companies were underserved by traditional financial and ERP systems that had originally been designed for larger corporations. These enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install and maintain. Further, the complexity of the infrastructure and ongoing maintenance to support these systems often required a centralized deployment model. This limited access to critical data to the organization’s information technology (IT) department, which then limited timely availability of information to decision makers, managers and key employees. Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

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

Industry analysts’ outlook for 2004 is positive. According to AMR Research’s 2004 Industry Outlook: The Critical Business Initiatives, January 12, 2004, “In the third quarter of 2003, 47% of companies indicated that their Information Technology (IT) budgets would grow during the next 12 months, compared to only 27% of companies a year earlier.” AMR Research also predicts that “long-term spending for enterprise applications is expected to grow at 6 percent annually through 2007,” according to the AMR Research Outlook, Spending Smarter in 2004, July 24, 2003.

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance and other. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a breakdown of the Company’s sales is provided in Note 16 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s sales by geographic region is incorporated herein by reference to Note 16 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Technology Strategy

The Company’s technology strategy is to develop leading enterprise and e-business software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including Internet, intranet and extranet access). As the Company continues to deliver e-business and enterprise application solutions, it is increasingly focused on leveraging new technology platforms and standards, like Web services, which support the integration of computing and communication paradigms as one across multiple devices. For businesses to compete in today’s increasingly real-time world, they need to adopt an infrastructure that can integrate the Internet, wireless, mobile, voice response, and personal digital assistants (PDA) to support business “anytime, anywhere.” Computing architectures like Microsoft.NET, allow Epicor’s enterprise solutions to continue to transition to Web services, and support commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers. Today, the Company’s core product architecture incorporates the following:

Web Services

The Company is increasingly using Web services to enable our solutions to be integrated with other applications more easily and to support the increased need for collaboration in today’s Internet-based world. Web services are self-describing, software components that allow the creation of applications that can be programmed and published over the Web. Since Web services are portable and interoperable and because they are not vendor specific, they are rapidly becoming the de facto way to integrate disparate systems and applications. Epicor has standardized its Web services development on the Microsoft .NET Framework. The Company’s Clientele CRM .NET suite and Epicor for Service Enterprises have been architected for Web services and the e by Epicor suite leverages Web services to make it easier to integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, yet integrated, enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company’s eBackOffice Distribution and Financials applications (formerly Platinum ERA) and Epicor for Service Enterprises use the Microsoft SQL Server.NET Enterprise Server relational database management system (RDBMS). The Company has focused the development of its e by Epicor product line using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. Vantage, one of Epicor’s manufacturing solutions, is designed for Progress Software Corporation’s

Progress RDBMS, but it is also available on the Microsoft SQL Server.NET Enterprise Server platform. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server.NET Enterprise Server databases. The Company’s Avanté and MANAGE 2000 products leverage open database technology from IBM Corporation and the Vista product is built on Microsoft’s FoxPro database and is also available on Microsoft SQL Server. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget constraints of its customer base.

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

Powerful Application Development Tools

The Company provides comprehensive, ground-up application development, extension and customization capabilities for its e by Epicor, Epicor for Service Enterprises, Clientele, Avanté, MANAGE 2000, Vantage, and Vista product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. Although a high degree of customization is supported, the Company attempts to minimize customization to its products through its verticalization, high functionality and focus on industry best practices.

The eBackOffice Financials Customization Workbench is a software development kit that enables customers and authorized resellers to build comprehensive software solutions that augment the standard product. The intuitive Windows interface of the visual forms designer provides a powerful tool to modify and extend the functionality of standard applications. In addition, industry-standard Visual Basic macro language and ActiveX Automation support enables all eBackOffice product suites to exchange and integrate with external COM-enabled Microsoft Windows applications. The Customization Workbench includes technical reference guides and entity relationship diagrams, a COM integration kit and certain report script source code. The Company has licensed Microsoft’s Visual Basic for Applications (VBA) and has incorporated it in the Customization Workbench to allow customers to further tailor the applications to their specific needs. The Company is also part of Microsoft’s Visual Studio for Applications (VSA) initiative, a component of the overall ..NET initiative to provide server side Web customization.

The eBackOffice Distribution Customization Workbench employs PowerBuilder from Sybase, Inc. to enable customers and authorized resellers to extend the standard product. In environments that require complex extensions, integrations or significant product variations, the Company offers complete customization services through its professional services group.

In addition to its Windows-based client, the Company provides the eCommerce Storefront, Sourcing and eProcurement. These Web-based applications were built using Microsoft technologies to provide electronic commerce functionality that supports both sell side business-to-consumer (B2C) and business-to-business (B2B) transactions and supplier relationship management (SRM) interactions, on top of the same Microsoft database platform and also leveraging Microsoft Commerce Server 2000.NET Enterprise Server.

Epicor for Service Enterprises is built on the Epicor Internet Component Environment (ICE), a new toolset (created using Microsoft VisualStudio.NET and the .NET Framework) for the swift development of enterprise-class Web services applications, and the foundation for the new breed of industry-specific ERP solutions from Epicor. ICE provides companies with a standards-based Web services platform for cost effective integration and interoperability—providing a significant yield on technology investments.

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

The Clientele CRM.NET suite is the first CRM application built completely on Microsoft’s .NET Platform. The Clientele CRM.NET suite uses Microsoft Visual Studio .NET as its standard customization tool and can support changes using any of the NET-compatible programming languages. The enhanced customization model supports the development of new functionality by inheriting from existing forms and Web services templates. This allows custom enhancements and extensions to be isolated from source code, so future upgrades and migrations do not overwrite customizations. A smart client application, Clientele CRM.NET uses the Internet to interact with XML Web services, providing complete access to data while processing data according to specified business rules. Designed for Web-based access, Clientele can be deployed at a central location, yet provide access to users worldwide.

To minimize cost and support issues for its manufacturing customers, the Company has tightly integrated its database and development environments. Avanté was developed using an object-based development tool, Avanté Tools, that utilizes a graphical development tool set. Through Avanté Tools, the Company is able to support products across multiple operating systems from a single object code library. Powered by the IBM® UniData® multi-dimensional relational database, the MANAGE 2000 database provides leading technology, superior scalability, easy administration and investment protection. Microsoft® .NET® is the framework for developing MANAGE 2000 Web applications and is comprised of various tools for creating, administering and deploying Web services, Web forms and Windows® forms and Web access. MANAGE 2000 employs an n-tiered architecture that uses industry standard tools that support the Microsoft Windows Server™ and Unix operating systems. Vantage is written in Progress 4GL, which provides a powerful, graphical development tool set. Vantage and Vista support two database options: Progress RDBMS and Microsoft SQL Server. Vista provides VB Forms, a powerful form designer tool that supports user-definable screen generation.

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

Products

The Company designs, develops, markets and supports enterprise and e-business software applications that provide midmarket organizations with highly functional, technically advanced business solutions. The Company’s products are aligned according to the markets that they serve – Customer Relationship Management (Clientele), Distribution and Services (e by Epicor) and Manufacturing and Supply Chain (Avanté, Vantage, Vista).

Customer Relationship Management – Clientele

Clientele is an integrated, Web-based customer relationship management solution designed to meet the needs of rapidly growing, small and mid-sized organizations. Clientele allows organizations to support and manage their most important asset – their customers. Clientele enables businesses to easily gather, track, organize and share customer information to boost revenues and increase customer service levels. Clientele combines employee applications such as opportunity management with customer applications, such as Web-based order entry/inquiry to give companies and customers a true, up-to-the-minute picture of their relationship. Clientele provides marketing, sales force automation, customer service, support, and internal help desk functionality.

Clientele Sales and Marketing provides contact, lead, opportunity and account management. Clientele Customer Support provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. Clientele HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

The Clientele Self-Service Portal enables customers to submit support calls as well as check on the status of existing calls, view their detailed product information and returned merchandise authorizations, or drill down into the usage and adjustment details of their service agreements directly over the Web. The Clientele Self-Service Portal is a companion product for Clientele CRM.NET Suite.

The Company continued delivering releases of its Clientele CRM.NET suite developed on the Microsoft .NET platform. The Company released enhanced versions of Clientele Customer Support and Clientele Self-Service Portal which provide an integrated software development kit (SDK) and released Clientele eMarketing, an e-mail marketing campaign manager.

Distribution and Services - e by Epicor

e by Epicor (incorporates products formerly named Platinum ERA and Clientele), an integrated, customer-centric suite of client/server and Web-based ERP software applications, is designed to meet the unique business needs of mid-sized companies worldwide (including divisions and subsidiaries of larger corporations). e by Epicor includes the following components: eFrontOffice (Sales Force Automation. Marketing Automation, Customer Support), eBackOffice (Financials, Distribution, Payroll/Human Resources, Warehouse Management, Assembly), eCommerce Suite (Storefront, Sourcing, Procurement), ePortal, eIntelligence, and industry-specific solutions delivered as Epicor for Your Industry.

e by Epicor is typically targeted to either a distribution or service-based business with revenues between $25 million and $800 million. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation. The product is optimized for use with the Microsoft Windows 2000/2003 operating system and the Microsoft SQL Server relational database. e by Epicor leverages XML Web services to enable more robust integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, e by Epicor supports various industry standard technologies including, Microsoft Message Queue Services (MSMQ), Transaction Services and COM+ architecture, which along with XML documents, improve componentization and support reliable message-based integration between applications and distributed servers. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and allow easy integration with third party applications. In addition, eBackOffice is a 32-bit client that has been optimized for the Microsoft SQL Server database in order to fully utilize the capabilities of the client/server model of computing. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scaleable high performance.

eFrontOffice provides integrated customer relationship management (CRM) capabilities that are tightly integrated with the eBackOffice applications. This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships. eFrontOffice Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information. eFrontOffice Sales and Marketing provides contact, lead, opportunity and account management in one package. eFrontOffice Support manages the support requirements of an organization’s external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. eFrontOffice IS HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management. eFrontOffice is the integrated version of the Company’s Clientele product suite.

eBackOffice includes financials, distribution, warehouse management, and human resources suites of applications. eBackOffice Financials is an integrated accounting solution that enables a company to automate the financial aspects of their business. eBackOffice Distribution is a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory and order entry. The customer-centric focus of eBackOffice enables companies to respond quickly to customer demands and improve customer service. The integration of eBackOffice Financials and Distribution with the rest of the e by Epicor suite ensures that a company’s entire enterprise is synchronized — from the customer to the warehouse to the supplier. Presently the following back office financial and distribution applications are generally available in version 7.3: System Manager, General Ledger with FRx, Average Daily Balances, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, LockBox, Advanced Allocations, Sales Order Processing, Purchasing, Distribution, Assembly, Promotions and Rebates, Royalties and Customization Workbench.

eBackOffice Warehouse Management (eWarehouse) extends the distribution functionality for the eBackOffice product. It includes two applications: Data Collection Suite and the Management and Fulfillment Suite. These applications are tightly integrated with the Epicor eBackOffice Distribution suite so that information is available real-time. eWarehouse provides wireless shop floor data collection, the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, and additional warehouse management capabilities. With the eWarehouse solution in place, a company is able to streamline order fulfillment, closely track inventory, and prioritize resources on the shop floor.

eBackOffice Payroll/HRMS (offered via a reseller relationship with Ultimate Software) provides a complete workforce management solution. It consists of the following applications: HRMS/Payroll—Client and Server, Web—Manager and Employee Self Service, Business Intelligence. The Company’s Payroll/HRMS solution offers greater total business value by allowing a company to streamline human resource and payroll processes, easily report on and analyze key business metrics, and provide Web-based self-service to empower everyone in its organization. The solution delivers critical business value providing users the ability to increase efficiency and allowing the entire workforce to focus on key company objectives. The business intelligence tools enable strategic analysis of key business trends for better planning and informed decision-making. Ultimate Software’s UltiPro Workforce Management solution is available as a common component with the following Epicor product families: e by Epicor, Vantage, and Avanté. It is also available to companies looking for an HRMS/Payroll solution as the first step in building their enterprise solution.

eIntelligence is an integrated decision support suite offering a complete set of tools that allows a company to strategically analyze the data available throughout e by Epicor. eIntelligence comprises the following components: Decision Store (data warehousing), Analytics (OLAP visualization and packaged key performance indicators that drive strategic insights), Budgeting (active, continuous planning and forecasting, and enterprise performance management), Reporting, and Agents.

eCommerce Suite includes eCommerce Storefront, Sourcing, and eProcurement The eCommerce Suite enables companies to participate in a broad range of online activities, from posting product catalogs to selling products through an electronic storefront to linking with online marketplaces. Whether the focus is on consumers or businesses, the goal is more efficient transactions, lower costs of operation and more effective customer or supplier experiences. Electronically connecting customers with suppliers saves time and money, ultimately creating substantial business improvements and stronger trading relationships.

The eCommerce Storefront enables Epicor’s customers to sell products and services over the Web, providing consumers and trading partners a convenient, 24 x 7 order entry mechanism for making purchases. By supporting both B2B and B2C activity, the eCommerce Storefront is a versatile engine that can handle all of a company’s requirements. Through Storefront companies can rapidly and cost effectively introduce new products, enter new markets, or simply provide electronic access to a catalog of standard products, which can free up their salespeople to focus on closing more complex transactions. Most importantly, the business data entered over the Internet is captured and used by the other Epicor applications. In today’s market, an integrated product that supports all aspects of the customer experience is critical.

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

eProcurement enables the streamlined integration of the entire procurement process. It provides employee-direct requisitioning and purchasing, catalog management, supplier management and policy enforcement. This integrated Web commerce application enables organizations to gain and improve control of operational resources by leveraging Web technology to connect large populations of frontline employees, management and suppliers. eProcurement provides a complete planning, execution and analysis system, designed to reduce costs, increase agility, and perform predictably. eProcurement facilitates a true trading network, allowing buyers and suppliers to maintain control over their trading relationships and provides a virtual and agile bridge between buyers and suppliers.

ePortal is a Web-based, self-service solution designed to help customers and suppliers access relevant information from both within the enterprise (such as account information, support activity) and from external sources (industry information, news feeds, weather, etc). ePortal consists of the ePortal Enterprise Information Server, which is then enriched by content specific information packs (Customer ePortal, Supplier ePortal, Employee ePortal). ePortal provides a compelling gateway to users to all of the information they require to carry out their jobs more effectively and assist them with decision support. ePortal makes use of a personalization paradigm to allow each user’s experience to be tailored to their specific role by filtering out “information overload.”

Epicor for Your Industry is a series of packaged solutions and application extensions that provide functionality and industry best practices for specific target industries. Historically, large enterprise application vendors have created vertical industry applications and practices designed for the Fortune 1000, in industries such as automotive, retail, government and healthcare. However, for the midmarket companies in these sectors, these vertical offerings are often too expensive and overly complex for their requirements. More importantly, many midmarket companies are not necessarily part of a traditional vertical market, but rather have unique processes, best practices and highly specialized functionality that are critical to their success. Through Epicor for Your Industry, Epicor provides focused solutions and services designed specifically for the unique requirements of target industries. Customers benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution.

Since specific industries maintain common requirements, Epicor for Your Industry solutions enable customers to leverage not only a solution tailored to the unique needs of their market, but also focused industry expertise through the Company’s Professional Services organization. Epicor for Your Industry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Today with the Epicor for Your Industry solutions, the Company is targeting industry sectors including: software and computer services, wholesale distribution, hospitality and entertainment, financial services, professional services, and non-profit organizations.

Epicor for Your Industry includes Epicor for Service Enterprises, the first Microsoft.NET Web services-based enterprise service automation (ESA) solution for the global midmarket. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue and drive efficiency benefits straight to the bottom line. Whether it’s a professional services organization (PSO), embedded service organization (ESO), global development organization (R&D), or software and computer services business, Epicor for Service Enterprises provides a comprehensive ESA solution that offers strategic value with a quick return on investment.

Manufacturing and Supply Chain

The Company’s manufacturing applications include Avanté, MANAGE 2000, Vantage, and Vista. The Company also offers an advanced planning and scheduling application, eScheduling.

Avanté is a fully integrated ERP solution that provides both a complete front and back office business performance solution to tie together every aspect of a manufacturing operation, from customer relationship management to supply chain management. Avanté’s capabilities are geared toward high growth, midrange manufacturers of discrete, highly engineered products with complex manufacturing requirements in eight principal industries: industrial equipment, computer/office equipment, consumer electronics, instrumentation and controls, medical/dental products, transportation/aerospace products, capital equipment and contract manufacturers. Avanté combines ease-of-use with advanced functionality and technology to provide manufacturers of discrete, complex products with an affordable and comprehensive business performance solution. Avanté has the flexibility that discrete manufacturers in make-to-stock, mixed-mode, and lean environments require. Built on proven technologies, Avanté is a cost-effective and rapidly deployable solution that has the built-in flexibility midmarket manufacturers need to meet the challenges of constant production process improvements, global sourcing and mass customization.

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

MANAGE 2000 is an extended ERP solution designed for discrete manufacturers operating in a variety of manufacturing environments including make-to-stock, repetitive, configure-to-order, make-to-order and mixed-mode. MANAGE 2000 meets the requirements of manufacturers in a number of industries including consumer goods, industrial machines, electronics and fabricated metal products.

MANAGE 2000 is a comprehensive, end-to-end solution that includes sales order management, financials, eBusiness, product data management, planning & scheduling, production, supply chain management, customer relationship management and automated workflows. MANAGE 2000’s features were specifically designed to improve the agility of an organization and meet competitive pressures for increased collaboration and quick-response manufacturing.

Vantage is an integrated ERP solution that meets the dynamic requirements of discrete mixed-mode manufacturers who have a lean or ‘to-order’ manufacturing requirement. Vantage handles many manufacturing philosophies simultaneously including make-to-order (MTO), configure-to-order (CTO), engineer-to-order (ETO), make-to-stock (MTS) and flow manufacturing. Vantage is an easy-to-use, yet comprehensive solution that enables manufacturers to make the most of their expanding resources through its powerful tools for customer relationship management, estimating, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage can manage enterprises from a single site to multiple locations to large global multicompany enterprises whose systems span multiple servers and databases across different geographies and languages. Vantage is comprised of more than 25 fully integrated business modules and offers a complete solution, from front office functionality including sales force automation and customer support, advanced planning and scheduling, supplier relationship management, product lifecycle management and a complete e-business suite including customer, supplier and partner portals. Vantage provides strong scheduling and online information access capabilities. With its graphical scheduling tools and “what-if” simulation, Vantage enables users to create and execute realistic production schedules, based on the available resources, and react quickly and efficiently to schedule changes. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers in the $10 to $500 million revenue range.

Vantage is comprised of groups of modules that can be differently configured to comprehensively support a customer’s business processes. The following applications are presently generally available in Vantage version 6.1: Customer Connect, Supplier Connect, Sales Connect, Mobile Connect, Marketing, Sales, Support, Quote Management, Order Management, EDI, Product Configuration, Material Requirements Planning, Scheduling, Advanced Planning & Scheduling, Multi-Site Management, Job Management, Advanced Bill of Materials, Product Lifecycle Management, Data Collection, Quality Assurance, Field Service, Document Management, Advanced Material Management, Inventory Management, Shipping/Receiving, Supplier Relationship Management, Purchase Management, Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, Fixed

Asset Management, Multi-National Financials, Vantage Business Intelligence, FRx, Active Planner, and ShopVision.

Vista is an enterprise software solution specifically designed for needs of small job shops and the MTO departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates over 20 business modules: Customer Connect, EDI, Contact Management, Quotes, Orders, Shipping/Receiving, Jobs, Scheduling, Data Collection, Quality Assurance, Advanced Bill of Materials, Document Management, Inventory, Purchasing, Advanced Inventory Management, Purchasing RFQ, Accounts Receivable, Accounts Payable, General Ledger, Payroll, Currency Management, and Vista DashboardTM

Epicor eScheduling (formerly Epicor APS and C-Way) is an advanced planning and scheduling solution designed to help manufacturers realize shorter lead times, accurate real-time order promising and smaller inventories. eScheduling allows a company to create and maintain schedules that coordinate all aspects of its manufacturing environment, based upon its unique business practices and customer needs. eScheduling is designed as a real-time system —there are no overnight batch processes to run— which removes delays between collecting and actually using information. This ensures that schedules include the most up-to-date information. eScheduling provides forward and backward scheduling capabilities, as well as minimum WIP, rule- and dynamic constraint-based scheduling and dispatching. eScheduling can be used as a standalone product, or as a powerful enhancement to the scheduling capabilities included in Epicor’s manufacturing solutions including Avanté and Vantage.

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

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organizations, including those within the product lines, provide consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These professional services are rendered in both domestic and international markets. Professional services are generally provided on a time and materials basis, although the Company does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over its competition.

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

The Company’s software maintenance programs are the customer’s sole avenue for product updates and technical support. The annual maintenance fee is based on a percentage of the list price of the software purchased. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period. The Company provides a warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from three months to one year.

Marketing, Sales and Distribution

The Company sells and markets its products and services worldwide, directly and through a network of VARs, distributors and Authorized Consultants who market the Company’s products on a nonexclusive basis. The Company’s products are sold to and used by a broad customer base, including manufacturing, distribution, hospitality, service organizations, computer/Internet software, healthcare, government entities, educational institutions and other users. The Company sells its e by Epicor and Vantage solutions through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company sells its Clientele and Vista solutions through an internal telesales organization, a direct sales force and through a network of VARs. The Avanté and MANAGE 2000 products are presently sold by direct sales forces. The Avanté product is sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

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

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) increasingly leverage Web services and the Microsoft .NET Framework, (iii) develop additional e-business and Web-based applications supporting both business-to-business and business-to-consumer solutions, (iv) develop integration to vertical market trading exchanges, business communities or other e-business marketplaces, and (v) develop and/or acquire new applications or modules that build upon the Company’s business application strategy. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

The Company’s technical strategy for its e by Epicor, Epicor for Service Enterprises and Clientele suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including thin-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure to take business to the Internet by leveraging key Microsoft technologies such as Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provides a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. Epicor has maintained a leadership position with respect to Web services and .NET. The Company was among the first early adopters invited by Microsoft into the Visual Studio for Applications (VSA) initiative for middle-tier XML Web Service customization and participated with Microsoft in the launch of the Web Services Interoperability Organization (WS-I.org) to promote standards for interoperability and accelerate the adoption and deployment of Web services. The Company also became one of the only U.S.-based enterprise software vendors to achieve the Microsoft Global Gold Certified Partner for Software Products and was the first vendor to release an enterprise application fully re-architected for the Microsoft .NET Framework. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

Rapid technological advances and changes in customer requirements characterize the computer software industry. The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users’ needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of e-business and Collaborative Commerce (c-Commerce). In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company’s results of operations.

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

The Company believes that it competes in two enterprise business applications markets: emerging enterprises and midmarket enterprises. The Company defines emerging enterprises as rapidly growing businesses under $25 million in annual revenues. Emerging enterprises generally lack dedicated information technology management resources and require affordable solutions that do not require a high level of ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and telesales persons with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $10 million and $500 million. Although the Company does not actively target larger, Fortune 1000 corporations with its enterprise business applications, it encounters competitors from this market segment who are increasingly targeting mid-sized enterprises. Businesses in this market require solutions that provide a more sophisticated level of functionality to effectively manage their business. These businesses require applications that are easy to implement, extend, manage and use as well as being affordable. Mid-sized enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the e by Epicor, Epicor for Services Enterprises, Clientele, and Vantage product lines are well positioned to address this requirement. The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing midmarket companies with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the midmarket and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs in the area of e-business and e-Commerce and incorporate those technologies and application functionality that will meet the challenges posed by competitors’ innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including Oracle Corporation, PeopleSoft, Inc. and SAP AG, (ii) mid-range ERP vendors, including Lawson Corporation, IFS, and Microsoft Business Solutions (includes Great Plains and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., Systems Union, Ltd., and Geac for financial accounting; HighJump Software, Prophet21, and Manhattan Associates for distribution and warehousing; QAD, Inc., FrontStep Inc. (now owned by MAPICS, Inc.), Lilly Software and Made2Manage, Inc. for manufacturing; and Onyx Software Corporation, Siebel Systems, Inc., Pivotal Software, Inc., FrontRange Solutions, Inc., Salesforce.com and SalesLogix (owned by Best Software, Inc.) for sales force automation, customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings and level of product integration provide a significant competitive advantage.

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

The Company’s software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization’s internal business purposes and the end user is generally not permitted to sublicense or transfer the products. When sold through VAR’s and Distributors, the Company licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Certain components of the Company’s products are licensed from third parties.

The source code for the Avanté and, in certain cases, MANAGE 2000, Vantage, and e by Epicor products historically has been licensed to customers to enable them to customize the software to meet particular requirements. The standard customer license contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

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

Employees

As of February 6, 2004, the Company had 886 full-time employees, including 182 in product development, 182 in support services, 210 in professional services, 150 in sales, 47 in marketing and 115 in administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.epicor.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Certain Factors That May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. These statements include the Company’s expectation that (i) the Company will continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries, (ii) the Company will continue to develop, distribute and support TDC’s warehouse management solution as a key component of its distribution suite, (iii) the Company will continue to provide service and support to the majority of Clarus installed customers, (iv) the Clarus acquisition will enable the Company to focus on cross-selling and leverage its experience to deliver an expanded product offering, (v) the Company’s software license revenues for 2004 will increase as IT spending continues to improve across all product groups and regions of the Company’s business (vi) international revenues will continue to represent a significant portion of total revenues, (vii) software development will remain at or near current levels in 2004, (viii) remaining DataWorks merger obligations will be funded from existing cash reserves and operations, (ix) the Company’s capital spending on property and equipment will increase for 2004 and these expenditures will be funded from existing cash reserves and operations, (x) the Company will maintain positive cash flow from operations in 2004, (xii) the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months, (xiii) the adoption of SFAS No. 149 and SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements, (xiv) the Company will continue to focus on leveraging emerging and industry standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers; (xv) through ..NET, the Company will be able to provide comprehensive support for Web services deployment and Enterprise Application Integration (EAI); (xvi) the Company will continue to invest in product development; (xvii) sales and marketing, and general and administrative expenses will increase in absolute dollars in 2004 due to the inclusion of ROI expenses for the entire year, (xvii) in 2004, as a percentage of total revenues, general and administrative expenses will decrease; (xviii) for fiscal 2004, the Company’s capital spending will increase approximately $1.8 million; (xix) the Company will commence the Scala offer period in March 2004 and close the transaction in the second quarter of 2004; (xx) the total cash outlay for the Scala acquisition will be approximately $45.0 million, plus 4.1 million shares of Company common stock and will be funded from existing cash balances, borrowings and funds from future operations; and (xxi) current legal proceedings will not have material adverse effect on the Company. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 16 to 24. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2004.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the year ending December 31, 2003, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $3.5 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	The demand for the Company’s products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to information technology (IT) spending

•	Fluctuations in the length of the Company’s sales cycles which may vary depending on the complexity of our products as well as the complexity of the customer’s specific software and service needs

•	The size and timing of orders for the Company’s software products and services, which, because many orders are completed in the final days of each quarter, may be delayed to future quarters

•	The number, timing and significance of new software product announcements, both by the Company and its competitors

•	Customers’ unexpected postponement or termination of expected system upgrades or replacement due to a variety of factors including economic conditions, changes in IT strategies or management changes

•	Changes in accounting standards, including software revenue recognition standards

•	Fluctuations in number of customers renewing maintenance

In addition, the Company has historically realized a significant portion of its software license revenues in the final month of any quarter, with a concentration of such revenues recorded in the final ten business days of that month. Due to the above factors, among others, the Company’s revenues are difficult to forecast. The Company, however, bases its expense levels, including operating expenses and hiring plans, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results in that quarter because the majority of the Company’s expenses will be fixed in the short term. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that, as in past quarters, in some future quarters the Company’s operating results will be below the expectations of public market analysts and investors. As in those past quarters, such an event would likely have an adverse effect upon the price of the Company’s Common Stock.

If the emerging technologies and platforms of Microsoft and others upon which the Company builds its products do not gain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenues will suffer.

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

The Company’s software products are made up of increasingly complex computer programs. Software products as complex as the products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms on which the Company’s products operate, including Progress, IBM, Microsoft SQL or Microsoft .NET, occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

We may pursue strategic acquisitions, investments, and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. This strategy has historically and may in the future involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements. The specific risks we commonly encounter in these types of transactions include the following:

•	Difficulty in effectively integrating any acquired technologies or software products into our current products and technologies

•	Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support

•	The possible adverse impact of such acquisitions on existing relationships with third party partners and suppliers of technologies and services

•	The possibility that customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements

•	The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies

•	Difficulty in integrating acquired operations due to geographical distance, and language and cultural differences.

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

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During 2003, 16% of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently creating a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this increase in the distribution channel to the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, though they may effectively terminate the agreements by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

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

The market for Web-based development tools, application products and consulting and education services is emerging, which could negatively affect our client/server-based products and if the Company fails to respond effectively to evolving requirements of this market, the Company’s business, financial condition, results of operations and cash flows will be materially and adversely affected.

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

The Company’s success depends in large part on the continued service of key management personnel that are not subject to an employment agreement. In addition, the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. For example, the Company has at times, including during the rise of the dot coms in the mid to late 1990’s, experienced significant attrition and difficulty in recruiting qualified personnel, particularly in software development and customer support. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel or attract other qualified key personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During 2003, 29.5% of total revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results.

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

Our operating cash flows are subject to fluctuation, primarily related to our ability to timely collect accounts receivable and to achieve anticipated revenues and expenses. Negative fluctuations in operating cash flows may require us to seek additional cash sources to fund our working capital requirements. If additional cash sources are not available to the Company, our operations could be adversely affected.

From January 1, 2001 through December 31, 2003, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $7.4 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $38.9 million at December 31, 2003. The Company has however, experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. The Company paid off its original credit facility on August 1, 2003 and terminated this facility on September 30, 2003. On January 27, 2004, the Company entered into a new credit facility with a borrowing capacity of $15 million. For further details about this new credit facility see Notes to Consolidated Financial Statements.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2003, the price of the Company’s common stock has ranged from a low of $0.65 to a high of $13.60. As of February 6, 2004, the Company had 44,394,434 shares of common stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If proposed regulations pertaining to accounting treatment for employee stock options are enacted, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock. The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities which would require immediate expense recognition for stock options are adopted, the Company’s current practices may be changed to reduce the number of stock options granted to employees. Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

We may not be able to successfully complete the exchange offer for Scala’s capital stock and if not completed, the expected benefit of the merger will not be realized and the Company could incur certain charges which would have an adverse effect on our operating results.

We intend to acquire Scala through a friendly public offer for all the outstanding ordinary shares in the capital of Scala. However, the exchange offer may not be completed unless the number of Scala ordinary shares tendered into the exchange offer, plus any other Scala ordinary shares held by Epicor, represents at least 95% of the outstanding

Scala ordinary shares at the expiration of the exchange offer. If the percentage of Scala ordinary shares tendered is at least 80% but less than 95% of the outstanding Scala ordinary shares at the expiration of the exchange offer, Epicor will have the opportunity, but not the obligation, to waive this 95% requirement. If the percentage of Scala ordinary shares tendered is less than 80% at the expiration of the exchange offer, Epicor will have the opportunity to consult with Scala and if Scala agrees, Epicor could decrease the required percentage and/or extend the term of the exchange offer. Notwithstanding these provisions, it is possible that we may fail to complete the exchange offer because an insufficient number of Scala ordinary shares are tendered into the exchange offer.

In addition to the requirement of sufficient Epicor ownership of Scala ordinary shares, there are other conditions that must be satisfied and/or waived in order for the exchange offer to be completed. For example, the merger must meet regulatory approvals, including those related to Dutch regulatory requirements. If any of these conditions are not satisfied, or waived by the relevant party, as applicable, then we may ultimately terminate the exchange offer. If we terminate the exchange offer, or if the merger with Scala is not otherwise completed, a number of potential benefits of the proposed transaction will not be realized. These potential benefits include, among other things, an increased global presence, especially in key emerging markets, increased breadth and depth of functionality in Microsoft technology-based products, expanded presence in key growing vertical markets and increased operational efficiency.

In addition, if the acquisition is not completed, valuable resources, including management’s time and effort, will have been diverted from other potentially productive pursuits. Finally, if we are unsuccessful in completing the Scala transaction, it is possible that the Company’s operating results could be negatively impacted by a break up fee, the write off of transaction costs incurred to date, or both. Specifically, under the terms of the Company’s merger protocol with Scala, in the event that the acquisition were not completed due to a material breach of the merger protocol by the Company, the Company could incur a EUR 3.0 million break up charge associated with the unsuccessful transaction. Additionally, as of December 31, 2003, the Company has incurred approximately $1.7 million of legal, accounting and other fees related to the Scala transaction which, if we are unsuccessful in completing the transaction, will be written off. Such an amount would potentially be offset in whole or in part by the Company’s receipt of a break up charge to be received from Scala under the terms of the merger protocol in the event that the termination was caused by Scala’s material breach of the merger protocol, or by other conditions.

Strategic partner, customer and supplier uncertainty related to the exchange offer could harm the businesses of Epicor.

Epicor has numerous strategic relationships and business alliances with other companies to deliver and market their products to customers. As a result of the planned exchange offer for Scala’s ordinary shares, some of these relationships may change in a manner adverse to the our business. In addition, our customers, in response to the announcement of the exchange offer or due to ongoing uncertainty about the exchange offer, may delay or defer purchasing decisions or elect to switch to other suppliers. Any delay, deferral or change in purchasing decisions by our customers could seriously harm our business. Since the announcement of the merger protocol, we have not experienced any material change in our customers’ purchasing decisions and our strategic relationships and business alliances have not been negatively affected in any material way as a result of announcements relating to the exchange offer.

If the proposed acquisition of Scala is completed and we do not successfully integrate Scala with Epicor, a process that may be made more difficult due to geographic challenges, our ability to achieve anticipated revenue results for the Scala products may be adversely impacted and the business of Epicor may be disrupted and negatively impacted.

If the acquisition of Scala is completed, the success of the combined company will depend in part on the integration of the Scala business into Epicor. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of Epicor. Integration may be especially difficult because the operations and primary markets of Epicor are geographically disparate from those of Scala. The challenges involved in integrating Scala with Epicor would include:

•	coordinating Scala’s headquarters operations in the Netherlands, as well as its research and development facilities in Moscow, Russia, which are geographically distant from the operations of Epicor’s corporate headquarters and most of Epicor’s subsidiaries in the United States;

•	coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	combining product offerings;

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	demonstrating to the customers of Scala that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with us;

•	preserving distribution, marketing or other important relationships of both Epicor and Scala and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	successfully integrating the business cultures of Epicor and Scala, maintaining employee morale and retaining key employees; and

•	consolidating and rationalizing corporate information technology and administrative infrastructures;

If the acquisition of Scala is completed, the integration of the Scala business into our business may not be successfully completed in a timely manner, or at all, and we may not realize any of the anticipated benefits of the acquisition to the extent, or in the time frame, anticipated. The failure to integrate the business of Scala successfully into Epicor or to realize any of the anticipated benefits of the exchange offer could seriously hinder our plans for product development and business and market expansion following the acquisition.

If the proposed acquisition of Scala is completed, foreign currency fluctuations may negatively impact the financial results of the combined company

The results of operations or financial condition Scala’s business may be negatively impacted by foreign currency fluctuations. Scala operates throughout the world through international sales subsidiaries and through a network of exclusive third party distributors and non-exclusive dealers. As a result, sales and related expenses can be denominated in currencies other than the U.S. dollar. Because our financial results are reported on a consolidated basis in U.S. dollars, our results of operations following the acquisition of Scala may be harmed by fluctuations in the rates of exchange between the U.S. dollar and other currencies, including a decrease in the value of European currencies relative to the U.S. dollar, which would decrease reported U.S. dollar revenue disproportionably to a decrease in reported U.S. dollar costs for the Scala business, as the Scala business generates revenues in these local currencies and will report on a consolidated basis the related revenues and costs in U.S. dollars. If the acquisition of Scala is completed, we may attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This would require us to estimate the volume of transactions in various currencies. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, the Scala business may experience material currency gains or losses.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2.	PROPERTIES

The Company leases approximately 125,000 square feet of office space in Irvine, California located in five buildings. The majority of the leases expire in April 2004. Of the total space, approximately 11,400 square feet is currently being sublet to two third parties. The Company has entered into an agreement to lease approximately 74,000 square feet of office space at a new location in Irvine to commence on May 1, 2004. The lease will expire in July 2011. The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. In addition, the Company leases approximately 173,000 square feet of office space in San Diego, California. The lease expires in August 2009. Approximately 152,000 square feet of the San Diego facility is currently sublet to four third parties. The Company also leases approximately 71,000 square feet of office space in Minneapolis, Minnesota. Approximately 31,000 square feet will expire in April 2004 and the remaining 40,000 square feet expires in March 2007. The principal activities in San Diego and Minneapolis are sales, development, consulting and customer support. Internationally, the Company leases approximately 23,000 square feet in Bracknell, UK for purposes of international sales, marketing, consulting, customer support and administration. Of the total space, approximately 7,400 square feet is currently being sublet to a third party. The Company also leases approximately 6,000 square feet in Monterrey, Mexico for product development.

In addition to the locations listed above the Company leases other offices for sales, service, and product development in various locations worldwide. The Company is continually evaluating its facilities for cost effectiveness and suitability for purpose and will adjust its facilities portfolio to fit the needs of the Company at any point in time. However, the Company believes its current facilities are suitable for their respective uses and adequate for the Company’s needs.

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

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	MARKET VALUE OF COMMON STOCK

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol EPIC. The following table sets forth the range of high and low sales prices for the Company’s Common Stock for the periods indicated.

Fiscal Year ended December 31, 2002:

1st Quarter	$2.80	$1.48
2nd Quarter	$2.32	$1.52
3rd Quarter	$1.60	$0.93
4th Quarter	$1.70	$0.86

Fiscal Year ended December 31, 2003:

1st Quarter	$2.18	$1.23
2nd Quarter	$6.18	$1.90
3rd Quarter	$9.80	$5.03
4th Quarter	$13.60	$8.38

There were approximately 1,392 security holders of record as of February 6, 2004. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003 and 2002, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements that are not included in this Annual Report .

in thousands, except per share amounts	As of or for the year ended December 31, 2003	As of or for the year ended December 31, 2002	As of or for the year ended December 31, 2001	As of or for the year ended December 31, 2000	As of or for the year ended December 31, 1999
	(5)	(4)	(3)	(2)	(1)
Total revenues	$155,422	$143,467	$174,492	$224,155	$261,965
Net income (loss) applicable to common stockholders	$9,053	$(7,264)	$(28,730)	$(40,735)	$(50,633)
Basic net income (loss) per share	$0.21	$(0.17)	$(0.69)	$(0.98)	$(1.25)
Diluted net income (loss) per share	$0.18	$(0.17)	$(0.69)	$(0.98)	$(1.25)
Total assets	$102,223	$73,268	$86,771	$134,787	$170,177
Long-term obligations and redeemable preferred stock	$—	$—	$2,229	$5,621	$520
Net stockholders’ equity	$29,410	$3,786	$7,171	$34,067	$71,806

(1)	For the year ended December 31, 1999, net loss included restructuring charges of $9,975,000 recorded relative to the Company’s restructuring activities, related charges aggregating $7,713,000 recorded in cost of license fees and general and administrative expenses to reflect the write down of certain operating assets, and a litigation charge of $1,800,000.

(2)	For the year ended December 31, 2000, net loss included a charge of $5,337,000 recorded in cost of license fees related to the write-down of capitalized software development costs, provision for doubtful accounts of $18,480,000 and a $2,000,000 litigation charge.

(3)	For the year ended December 31, 2001, net loss included gain from sales of product lines of $11,880,000, provision for doubtful accounts of $10,108,000, restructuring charges of $9,658,000 and a charge of $1,500,000 recorded in cost of revenues, related to the write-down of capitalized development costs and reduction in the carrying value of certain intangible assets. See Notes 1, 5 and 7 of Notes to Consolidated Financial Statements.

(4)	For the year ended December 31, 2002, net loss included restructuring charges of $3,891,000, a $4,288,000 settlement charge, a $600,000 charge included in cost of revenues to write-down certain prepaid software royalties, and a $1,000,000 reduction in general and administrative expenses related to the favorable settlement of international payroll tax issues and a $1,200,000 income tax benefit related to adjustments for certain other international tax issues. See Notes 5, 8, 9 and 14 of Notes to Consolidated Financial Statements.

(5)	For the year ended December 31, 2003, net income included restructuring charges of $937,000, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock. See Notes 5 and 13 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

On November 14, 2003, the Company entered into a merger protocol with Scala Business Solutions N.V. pursuant to which the Company agreed to make a public exchange offer for all of the outstanding shares of Scala Business Solutions upon the satisfaction of certain conditions. The transaction will consist of a cash price of US$1.8230 per Scala share plus 0.1795 shares of Epicor’s common stock. The Company is currently preparing the required regulatory documents and expects to close the transaction in the second quarter of 2004. The final purchase price of this acquisition cannot be determined until the closing date. However the Company currently expects the total cash outlay for this transaction to be approximately $45.0 million, including transaction costs, plus 4.1 million shares of Epicor’s common stock (see Note 18 of the “Notes to Consolidated Financial Statements”).

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

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2003. Receivables from customers are unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense or, as occurred in 2003, a reduction of expense.

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

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. At December 31, 2003, the Company’s capitalized software development costs have been fully amortized.

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

Goodwill

The Company’s goodwill was recorded as a result of two acquisitions in July 2003. In accordance with SFAS No. 141, “Business Combinations” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS 142, the Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1998, 1997 and 1996	Asset impairments	Total restructuring costs
Balance at December 31, 2000	$—	$204	$335	$—	$539
2001 restructuring charges and other	4,271	3,654	—	1,733	9,658
Write-off of fixed assets	—	—	—	(1,733)	(1,733)
Cash payments	(2,745)	(1,582)	(147)	—	(4,474)

Balance at December 31, 2001	1,526	2,276	188	—	3,990
2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	139	3,868	—	—	4,007
2003 restructuring charges and other	—	937	—	—	937
ROI acquisition	986	707	—	192	1,885
Write-off of impaired assets	—	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	—	(3,291)

Balance at December 31, 2003	270	3,076	—	126	3,472

Less: current portion	(270)	(1,721)	—	(126)	$(2,117)

Total long-term restructuring reserve	$—	$1,355	$—	$—	$1,355

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At December 31, 2003, the balance of the ROI accrued restructuring is $825,000, representing $230,000 in severance costs for payments to already terminated employees, $469,000 for facilities costs related to the closing of certain ROI offices and $126,000 for remaining asset impairments. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

2003 Restructuring Charges and Other

During 2003, the Company recorded an additional restructuring charge of $937,000 related to a facility that was to be consolidated as part of the Company’s 2002 restructuring. The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of sublease income. The Company recorded the additional restructuring charge based on revised sublease income as a result a new sublease agreement entered into during 2004.

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

2001 Restructuring Charges and Other

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

Acquisitions

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held ERP provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. At the time of the acquisition, ROI had approximately $3.6 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.2 million. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its web services manufacturing solution to an expanded base of midmarket customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of ROI as a purchase in 2003 and the results of ROI operations are included in the accompanying consolidated statement of operations from the date of acquisition.

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

Cash	$20,750
Transaction costs	683

Total purchase price	$21,433

Fair value of tangible assets acquired:
Cash and marketable securities	$3,592
Accounts receivable, net	3,194
Property and equipment, net	492
Prepaid and other assets	910

Total tangible assets acquired	8,188
Acquired technology	7,320
Customer base	460
Trademark	1,550
Covenant not to compete	320
Goodwill	9,536
Assumed liabilities	(5,941)

Net assets acquired	$21,433

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. Further, this acquisition enables the Company to offer a complete end-to-end solution for the midmarket distribution industry, and is consistent with the Company’s increased focus on key vertical markets. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded this purchase in 2003 and the results of TDC and T7 operations are included in the accompanying statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Future payment due	870
Transaction costs	52

Total purchase price	$1,922

Fair value of tangible assets acquired	$82
Acquired technology	670
Covenant not to compete	190
Goodwill	1,305
Assumed liabilities	(325)

Net assets acquired	$1,922

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Transaction costs	296

Total purchase price	$1,296

Fair value of tangible assets acquired	$903
Acquired technology	935
Assumed liabilities	(542)

Net assets acquired	$1,296

Other Acquisitions

Also in 2003, the Company acquired certain assets of a software development company for approximately $0.1 million. In connection with this acquisition, the Company recorded acquired technology of $0.1 million.

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

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002 (in millions, except percentages):

	December 31,		Change
	2003	2002	$	%
Revenues:
License fees	$38.7	$34.2	$4.5	13.1%
Consulting	38.8	37.4	1.4	3.7%
Maintenance	75.7	69.3	6.4	9.2%
Other	2.2	2.6	(0.4)	(15.4)%

Total revenues	$155.4	$143.5	$11.9	8.3%
Percentage of total revenues:
License fees	24.9%	23.9%
Consulting	25.0%	26.0%
Maintenance	48.7%	48.3%
Other	1.4%	1.8%

Total revenues	100.0%	100.0%
Amortization of intangible assets and capitalized software development costs	$7.1	$7.1	$—	—%
Percentage of total revenues	4.6%	4.9%
Gross profit	$90.7	$79.1	$11.6	14.7%
Percentage of total revenues	58.4%	55.1%
Sales and marketing	$37.5	$42.0	$(4.5)	(10.7)%
Percentage of total revenues	24.1%	29.3%
Software development	$20.1	$18.3	$1.8	9.8%
Percentage of total revenues	12.9%	12.8%
General and administrative (including provision for doubtful accounts)	$19.4	$18.4	$1.0	5.4%
Percentage of total revenues	12.5%	12.8%
Stock-based compensation expense	$3.3	$0.8	$2.5	312.5%
Percentage of total revenues	2.1%	0.6%
Restructuring charges and other	$0.9	$3.9	$(3.0)	(76.9)%
Percentage of total revenues	0.6%	2.7%
Settlement of claim	$—	$4.3	$(4.3)	(100.0)%
Percentage of total revenues	—	3.0%
Provision (benefit) for income taxes	$0.4	$(1.2)	$1.6	(133.3)%
Effective tax rate	4.1%	(14.2)%
Value of beneficial conversion related to preferred stock	$0.2	$—	$0.2	—

Revenue

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002. This increase is primarily the result of an approximate 6% increase in sales volume and an approximate 7% increase in average selling price, both of which are attributable to the Company’s strong execution across all product groups in North America. License revenues also increased as a result of the ROI acquisition, which contributed approximately 4% of the year-over-year growth. The Company expects software license revenues for 2004 to increase in absolute dollars as IT spending continues to improve across all product groups and regions of the Company’s business.

Consulting revenues increased in absolute dollars for the year ended December 31, 2003, as compared to 2002. This increase is due to the acquisitions of ROI and TDC/T7, which added $3.4 million and $0.5 million, respectively. Without the contribution of revenue from ROI and TDC/T7, consulting revenues decreased in 2003 compared to 2002 as consulting revenues lag license fee revenues by several quarters. The Company experienced a decline in license fee revenues from 2001 to 2002 which resulted in a decline in consulting revenues from 2002 to 2003.

Maintenance revenues increased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002. This increase is due to the ROI acquisition, which resulted in additional maintenance revenues of $4.7 million and to the continued high renewal rates experienced by the Company’s customer base.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002, is due to a decrease in third-party hardware sales due to increased competition in the Company’s hardware sales business.

International revenues were $45.9 million and $43.8 million for the years ended December 31, 2003 and 2002, respectively, representing 29.5% and 30.5%, respectively, of total revenues. The increase in international revenues for the year ended December 31, 2003, as compared to 2002, is due to a foreign currency impact of approximately $5.5 million offset by a $3.4 million decrease in total international revenues. The foreign exchange impact is primarily the result of the strengthening of the Great British pound against the US dollar. International license revenues decreased by approximately $2.0 million primarily due to decreases in license revenues in Asia and Australia. The decrease of license revenues in Asia is largely due to the effect of SARs on an already poor economic environment. The decrease of license revenues in Australia is due to increased competition from Microsoft Business Solution Partners in 2003. International consulting revenues decreased by $1.3 million as consulting revenues lag license fee revenues by several quarters. Internationally, license fee revenues decreased from 2001 to 2002 which resulted in a decline in consulting revenues from 2002 to 2003. With sales offices located in the Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

The Company’s total revenue per employee increased from $180,000 to $189,000 for the year ended December 31, 2003, as compared to the same period of 2002. This increase is primarily due to higher 2003 sales levels and headcount reductions associated with the 2002 restructuring.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003 and the TDC/T7 asset purchase in July 2003. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the years ended December 31, 2003 and 2002, the Company recorded amortization expense related to intangible assets of $6.3 million and $5.3 million, respectively. Amortization of acquired technology and trademarks will be complete in 2008, and amortization of the customer base will be complete in 2010.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the years ended December 31, 2003 and 2002, the Company recorded amortization expense related to capitalized software development costs of $0.8 million and $1.8 million, respectively. The Company did not capitalize any software development costs for the year ended December 31, 2003, as no costs were eligible for capitalization. Amortization of software development costs that were capitalized prior to 2002 was completed in 2003.

Gross Profit, including Cost of Revenues

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

The increase in gross profit in both absolute dollars and as a percentage of revenues for the year ended December 31, 2003, as compared to 2002, is primarily due to improved margins in both North America and Europe from consulting services and software licenses. Consulting margins improved as a result of the 2002 restructuring which decreased the underlying service costs of the consulting services, such as salaries, benefits and other headcount related expenses, in these locales and increased utilization rates. Software license margins increased due to an increase in license revenues and the fixed nature of certain cost of license revenues, specifically amortization of intangible assets and capitalized software development costs of approximately $7.1 million for 2003 and 2002. The Company will continue in future periods to assess the recoverability of the amounts recorded for capitalized software development costs and acquired intangible assets.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The decrease in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002, is due to a decrease during 2003 of $3.5 million in the Company’s advertising and related costs, such as direct mail, trade shows and promotions, as a result of an effort to decrease overall costs. The remaining decrease is primarily due to a decrease in the cost of salaries, benefits and other headcount-related expenses in North America and Europe as a result of the 2002 restructuring, offset by increased expenses of $1.6 million due to the ROI acquisition in the third quarter of 2003 and increased commission expense of $2.3 million in 2003 due to increased license revenues. The Company expects sales and marketing expenses to increase in absolute dollars in 2004 due to the inclusion of ROI expenses for the entire year.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. The majority of these expenses are incurred in North America and Mexico, where the Company operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the years ended December 31, 2003 and 2002, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the years ended December 31, 2003 and 2002 was insignificant. Capitalized software development costs included both internally generated development costs for development of the Company’s future product releases and third-party development costs related to the localization and translation of certain of the Company’s products for foreign markets.

Software development expenses increased in both absolute dollars and as a percentage of revenues for the year ended December 31, 2003, as compared to 2002. This increase is primarily due to $0.8 million of additional headcount related expenses as part of the Clarus acquisition in December 2002, $1.5 million as part of the ROI acquisition in July 2003, and $0.3 million as part of the TDC/T7 acquisition in July 2003, partially offset by reduced software development costs in connection with the 2002 restructuring. The Company expects software development expenses in 2004 to remain at or near 2003 levels.

General and Administrative Expense, including Provision for Doubtful Accounts

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The increase in absolute dollars for the year ended December

31, 2003, as compared to 2002, is due to a $1.0 million favorable tax settlement in 2002 related to international employment tax issues offset by a decrease in the provision for doubtful accounts of $1.1 million in 2003, the acquisition of ROI, which added approximately $0.3 million in additional expenses in 2003, and an increase in bonus expense in 2003 as a result of the Company exceeding its performance targets for the year.

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

The Company expects general and administrative expenses to increase in 2004 due to the inclusion of ROI expenses for the entire year. However, as a percentage of total revenues, the Company expects general and administrative expenses to decrease.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Such expense for the year ended December 31, 2002 was related to restricted stock issued in connection with the Company’s stock option exchange program that was carried out in 2001. Stock-based compensation expense for the year ended December 31, 2003 was related to both restricted stock issued as part of the exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For the year ended December 31, 2003 stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $3.0 million. The increase in the stock-based compensation expense for the year ended December 31, 2003, as compared to 2002, was due to the additional grants of restricted stock to the Company’s CEO.

Future quarterly stock-based compensation expense to be charged to operations for 2004 and 2005 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO and the 2001 stock option exchange program is as follows:

Quarter Ending	CEO Restricted Stock	Stock Option Exchange Program	Total Future Compensation Expense
March 31, 2004	$591,000	$65,000	$656,000
June 30, 2004	591,000	65,000	656,000
September 30, 2004	591,000	65,000	656,000
December 31, 2004	591,000	65,000	656,000
March 31, 2005	591,000	14,000	605,000
June 30, 2005	591,000	—	591,000
September 30, 2005	591,000	—	591,000
December 31, 2005	591,000	—	591,000

Total future stock compensation expense	$4,728,000	$274,000	$5,002,000

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

Provision for Income Taxes

The Company recorded a provision for income taxes in 2003 in the amount of $0.4 million and an income tax benefit of $1.2 million in 2002. The provision for 2003 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward. The income tax benefit recorded in 2002 was due to the favorable settlement of a Canadian tax audit and the resolution of other related international tax matters. The effective tax rate during 2003 was 4.12% and (14.18)% during 2002. The tax effective rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards in 2003 and to the reduction of income taxes payable from the favorable settlement of international tax matters and the inability to record benefits from current net operating losses in 2002. The Company has provided a valuation allowance on 100% of its deferred tax assets. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholder’s equity.

Value of Beneficial Conversion Related to Preferred Stock

On February 13, 2003, the Company completed a private placement of 300,000 shares of newly created Series D preferred stock resulting in gross proceeds to the Company of $5,730,000. The Company sold the shares, each of which is currently convertible into 10 shares of the Company’s common stock, to investment funds affiliated with Trident Capital (Trident), a venture capital firm in which one of the Company’s board of directors serves as managing director, pursuant to a Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 between the Company and Trident. The price of the Series D preferred stock was determined to be $19.10, reflecting the Company’s common stock closing price of $1.91 on February 10, 2003, the day preceding the purchase agreement. In connection with this transaction, the Company recorded $0.2 million for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2002 compared to the year ended December 31, 2001 (in millions, except percentages):

	December 31,		Change
	2002	2001	$	%
Revenues:
License fees	$34.2	$45.1	$(10.9)	(24.1)%
Consulting	37.4	52.0	(14.6)	(28.1)%
Maintenance	69.3	74.2	(4.9)	(6.6)%
Other	2.6	3.2	(0.6)	(19.3)%

Total revenues	$143.5	$174.5	$(31.0)	(17.8)%
Percentage of total revenues:
License fees	23.9%	25.9%
Consulting	26.0%	29.8%
Maintenance	48.3%	42.5%
Other	1.8%	1.8%

Total revenues	100.0%	100.0%
Amortization of intangible assets and capitalized software development costs	$7.1	$8.6	$(1.5)	(18.3)%
Percentage of total revenues	4.9%	4.9%
Gross profit	$79.1	$91.0	$(11.9)	(13.1)%
Percentage of total revenues	55.1%	52.1%
Sales and marketing	$42.0	$56.3	$(14.3)	(25.4)%
Percentage of total revenues	29.3%	32.3%
Software development	$18.3	$25.1	$(6.8)	(27.2)%
Percentage of total revenues	12.8%	14.4%
General and administrative (including stock-based compensation and provision for doubtful accounts)	$19.2	$40.7	$(21.5)	(52.7)%
Percentage of total revenues	13.4%	23.3%
Restructuring charges and other	$3.9	$9.7	$(5.8)	(59.7)%
Percentage of total revenues	2.7%	5.5%
Settlement of claim	$4.3	$—	$4.3	—
Percentage of total revenues	3.0%	—
Gain on sales of product lines	$—	$11.9	$(11.9)	(100.0)%
Percentage of total revenues	—	6.8%

Revenues

License fee revenues decreased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2002, as compared to 2001. This decrease was due largely to an accelerated downturn in the economy. The Company believed these economic conditions caused businesses, including mid-market businesses, to delay capital expenditures and reduce their information technology budgets, which had a negative impact on software sales. The previously discussed sale of the Company’s PFW and Impresa product lines represented a decrease of $0.8 million in license revenues for the year ended December 31, 2002 as compared to 2001.

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

Maintenance revenues decreased in absolute dollars for the year ended December 31, 2002, as compared to 2001, primarily due to lower new software sales in 2002 and the previously discussed sales of the Company’s PFW and Impresa product lines. The absence of revenues from these two product lines resulted in a decrease of approximately $2.8 million for the year ended December 31, 2002, as compared to 2001. Although maintenance revenues decreased in absolute dollars, as a percentage of total revenues, maintenance revenues increased for the year ended December 31, 2002. This was primarily due to the decrease in the total revenue base.

The decrease in other revenues in absolute dollars for the year ended December 31, 2002, as compared to 2001, was due to a decrease in third-party hardware sales directly attributable to the aforementioned decrease in software license fees, as third-party hardware is not sold on a stand-alone basis. The previously discussed sale of the Company’s PFW and Impresa product lines had no impact on the decrease in other revenues for the year ended December 31, 2002 as compared to 2001.

International revenues were $43.8 million and $53.0 million for the years ended December 31, 2002 and 2001, respectively, representing 30.5% and 31.0%, respectively, of total revenues. The decrease in international revenues in absolute dollars for the year ended December 31, 2002 was primarily due to the previously discussed economic downturn.

Gross Profit

Included in cost of revenues for 2002 were charges of approximately $0.1 million to write-down certain capitalized software costs to their estimated net realizable value and approximately $0.6 million to write-down certain of the Company’s prepaid software royalties to net realizable value due to lower than anticipated product sales. A charge of approximately $1.0 million was included in cost of revenues for 2001 to write-down capitalized software development costs due to the Company’s decision to discontinue marketing one of its products in a particular region overseas and declining revenues in a component of one of the Company’s manufacturing products.

The decline in gross profit in absolute dollars for the year ended December 31, 2002, as compared to the same periods in 2001, was primarily due to the decrease in total revenues. However, the gross profit as a percentage of total revenues increased. The increase over 2001 was primarily due to improved margins from maintenance revenues as a result of the 2001 and 2002 restructurings and the Company’s continued cost-savings measures. This was offset by a reduction in consulting margins, which was due to the decrease in consulting revenues and the short-term, fixed nature of the underlying service costs. It was further offset by a reduction in the software license margins, which was due to the decrease in software license fees and the fixed nature of certain cost of revenues, specifically amortization of capitalized software development costs and acquired intangible assets of approximately $1.7 million per quarter.

Sales and Marketing

The decrease in absolute dollars and as a percentage of total revenues for the year ended December 31, 2002, compared to 2001, was primarily due to a decrease in the cost of salaries, benefits and other headcount related expenses as a result of the 2001 and 2002 restructurings, lower commissions expense resulting from decreased software license fees revenues and decreased expenses of $1.2 million as a result of the sales of the PFW and Impresa product lines. Additionally, during the year ended December 31, 2002, the Company decreased its advertising and related costs, such as direct mail, trade shows and promotions, as compared to 2001, as a result of its efforts to decrease overall costs.

Software Development

The decrease in software development costs for the year ended December 31, 2002, as compared to 2001, was largely due to the decrease in salaries, benefits and other headcount related expenses as a result of the 2001 and 2002 restructurings, the Company’s relocation of certain software development activities to Mexico and decreased expenses of $1.3 million as a result of the sales of the PFW and Impresa product lines.

General and Administrative, including Provision for Doubtful Accounts

The decrease in absolute dollars and as a percentage of total revenues in general and administrative expenses for the year ended December 31, 2002, as compared to 2001, was due to the decrease in the costs of salaries, benefits and other headcount related expenses due to the 2001 and 2002 restructurings, the decrease in the provision for doubtful accounts as a result of improved collection efforts in 2002, as discussed in detail below, and a $1.0 million favorable tax settlement related to international employment tax issues in 2002. Additionally, the PFW and Impresa product line sales decreased general and administrative expenses $0.5 million for the year ended December 31, 2002 as compared to 2001.

In the third quarter of 2001, the Company replaced the majority of its collection personnel and implemented a revised collection process. Under the new guidelines, any receivable greater than a certain dollar amount is reviewed at predetermined intervals, and personnel from various of the Company’s functional areas are required to be involved in the collection process. The Company found its new process to be more effective than its previous collection methods. As a result of the new collection process, the Company had a decrease of $10.0 million in its bad debt expense for 2002 as compared to 2001.

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

Provision for Income Taxes

The Company recorded an income tax benefit of $1.2 million in 2002 due to the favorable settlement of a Canadian tax audit and the resolution of other related international tax matters. The Company recorded no provision during 2001. The effective tax rate during 2002 was (14.18)% and 0% during 2001. During these periods, the effective tax rate was lower than the statutory U.S. federal income tax rate of 35%, primarily due to the reduction of income taxes payable from the favorable settlement of international tax matters and the inability to record benefits from current net operating losses. Due to the historical losses incurred by the Company for 2002 and prior years, and the uncertainty as to profits in the future, management cannot conclude that realization of the Company’s net deferred tax asset is more likely than not. Accordingly, as of December 31, 2002, the Company has provided a valuation allowance on 100% of its deferred tax assets. Any realization of the Company’s net deferred tax asset will reduce the Company’s effective tax rate in future periods; with the exception of the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be an increase directly to stockholders’ equity.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the year ended December 31, 2003 (in millions):

Cash and cash equivalents	$38.9
Working capital	0.3
Working capital, excluding deferred revenue	37.7
Net cash provided by operating activities	16.7
Net cash used in investing activities	(20.9)
Net cash provided by financing activities	8.1

As of December 31, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $38.9 million. The Company’s operations provided $16.7 million in cash during the year ended December 31, 2003. At December 31, 2003, the Company has $3.5 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $1.0 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and operations. The Company’s working capital excluding deferred revenue is $37.7 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature.

The Company’s principal investing activities for the year ended December 31, 2003 included capital expenditures of $1.3 million, the acquisitions of ROI, and TDC/T7 for $19.0 million and an increase in restricted cash of $0.5 million as required collateral for a standby letter of credit related to the Company’s building lease for its new Irvine, California corporate headquarters. For fiscal 2004, the Company anticipates capital spending to increase approximately $1.8 million due to infrastructure costs, primarily technology, for its new corporate headquarters to be occupied in April 2004.

Financing activities for the year ended December 31, 2003 included payments of $2.2 million made against the Company’s debt obligation and payments of $0.2 million to acquire treasury stock in connection with the Company’s stock option exchange program. Cash provided by financing activities included net proceeds from the issuance of new Series D preferred stock of $5.3 million, the collection of a note receivable from an officer in the amount of $3.6 million, proceeds from the issuance of stock under the employee stock purchase program of $0.5 million and proceeds from the exercise of employee stock options in the amount of $1.2 million.

The Company had a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. The Company entered into this facility in July 2000 and received the $10 million proceeds from the term loan. The Company did not borrow any amounts against the revolving line of credit. The Company repaid the term loan in 36 equal monthly installments, the final payment of which was made on August 1, 2003. On September 30, 2003, this credit facility was terminated.

In January 2004, the Company entered into a two year, $15 million senior revolving credit facility with a financial institution. Quarterly interest payments are to be made on this credit facility, with any principal balance due at maturity, January 2006. The facility bears interest at a variable rate of either the prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. To date, no amounts have been borrowed against this revolving credit facility.

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating leases for office facilities and equipment and purchase obligations. As of December 31, 2003, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	1 Year and Less	2 –3 Years	4 –5 Years	Thereafter	Total
Operating Lease Obligations, Net of Sublease Income	$6,273	$13,709	$11,247	$19,007	$50,236
Purchase Obligations	1,215	—	—	—	1,215

Total Contractual Obligations	$7,488	$13,709	$11,247	$19,007	$51,451

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

In December 2003, the Company announced a public offer to acquire all issued and outstanding shares of Scala Business Solutions N.V. pursuant to the previously discussed merger protocol signed on November 14, 2003. The transaction is made up of a cash price of US$1.8230 per Scala share plus 0.1795 shares of Epicor’s common stock. Epicor is currently preparing the required regulatory documents and expects to close the transaction in the second quarter of 2004. The Company expects the total cash outlay for this transaction to be approximately $45.0 million, including transaction costs, plus 4.1 million shares of Epicor’s common stock. The Company expects to fund this from its existing cash balances and borrowings under its new credit facility.

The Company has taken steps to reduce its operating expenses as part of its October 2002 restructurings, which included a reduction in workforce and facilities consolidation and closure. In each quarter of 2002, the Company generated positive cash flow from operations primarily due to the savings from the 2001 and 2002 restructurings, the ongoing improvements in its accounts receivable collection efforts and a $1.2 million federal income tax refund received during 2002. The improved collection performance is due to an enhanced collection process, which allows for earlier identification of collection issues and disputes and assignment of resolution to specific personnel both inside and outside the collections organization. Furthermore, the Company generated positive cash flow in all four quarters of 2003 primarily due to improved operating results and continued improvements in its accounts receivable collections. The Company expects to continue to generate positive cash flow from operations for the year ending December 31, 2004.

As of December 31, 2003, the Company had cash and cash equivalents of $38.9 million. In July 2003, the Company utilized approximately $18.2 million of cash for the previously discussed acquisition of ROI and acquisition of certain assets of TDC and T7. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding.

The Company reported net income applicable to common stockholders for the year ended December 31, 2003 of $9.1 million. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations throughout at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Related Party Transaction

In December 2001, the Company entered into a management retention agreement with its CEO which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provides for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement. Among other things, the agreement provides that in the event of a Change in Control during the CEO’s employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company will be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness. In the event of such forgiveness, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness. As of December 31, 2002, the balance of the CEO’s indebtedness to the Company was $7.8 million. In February 2003, this indebtedness was repaid by the CEO with a combination of a cash payment of $3.6 million and the return of the two million shares of common stock. The market value of the shares on the repayment date was $2.13 per share.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and adopted the recognition provisions of FIN No. 45 effective January 1, 2003, and such adoption did not have a material impact on its consolidated financial statements. The Company warrants its media from material defects in material and workmanship under normal use and warrants that the licensed software will perform substantially in accordance with the specification in the documentation ranging from three months to one year depending on the product. Historical costs related to these warranties have been insignificant and no related warranty accrual is deemed necessary.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after December 15, 2003. The Company will adopt FIN No. 46, effective March 31, 2004. The Company does not anticipate the adoption will have a material impact on its consolidated financial statements as the Company has no variable interest entities.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Early adoption is permitted. The Company adopted EITF 00-21 on January 1, 2003 and it did not have material impact on the Company’s consolidated financial statements.

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

In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 or SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurements provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and controlling interests in other literature shall apply during the deferral period.

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not believe the adoption of SFAS No. 150 will have a material impact on the Company’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At December 31, 2003 the Company had $38.9 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $363,000 on an annual basis, and likewise decrease our earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates. Although the Company has provided quantitative disclosure in the past regarding interest rate risk associated with its term loan and revolving credit facility, such disclosure is no longer meaningful as the July 2000 credit facility was paid off and terminated in 2003 and no amounts have drawn against the January 2004 credit facility. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 29.5% of the Company’s total revenues for the year ended December 31, 2003 and 28.1% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. For the year ended December 31, 2003, the Company realized transaction losses of $414,000 primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves intercompany balances between Ireland and the United Kingdom. Given a hypothetical decrease of 10% in the Euro against the Great Britain pound, the realized transaction loss would increase by approximately $846,000 at December 31, 2003 and likewise decrease the Company’s earnings and cash flows for the respective periods. Given a hypothetical increase of 10% in the Euro against the Great Britain pound, the realized transaction loss would decrease by approximately $846,000 at December 31, 2003, and likewise increase the Company’s earnings and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Financial Statements:

Independent Auditors’ Report	46

Consolidated Balance Sheets as of December 31, 2003 and 2002	47

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	48

Consolidated Statements of Comprehensive Operations for the years ended December 31, 2003, 2002 and 2001	49

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	50

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	51

Notes to Consolidated Financial Statements	53

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts.	85

All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Epicor Software Corporation:

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2003 and 2002. These financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California

February 18, 2004

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$38,881	$31,313
Restricted cash	501	—
Accounts receivable, net of allowance for doubtful accounts of $3,992 and $5,846 as of December 31, 2003 and 2002, respectively	27,134	22,471
Prepaid expenses and other current assets	5,268	3,977

Total current assets	71,784	57,761
Property and equipment, net	3,040	2,972
Software development costs, net of accumulated amortization of $12,555 and $11,548 as of December 31, 2003 and 2002, respectively	—	1,007
Intangible assets, net	12,847	8,477
Goodwill	10,841	—
Other assets	3,711	3,051

	$102,223	$73,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,958	$3,390
Accrued compensation and payroll taxes	11,435	8,895
Other accrued expenses	14,603	15,146
Current portion of long-term debt	—	2,229
Current portion of accrued restructuring costs	2,117	964
Deferred revenue	37,345	35,815

Total current liabilities	71,458	66,439
Long-term portion of accrued restructuring costs	1,355	3,043
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series C and D convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 361,735 and 61,735 shares issued and outstanding as of December 31, 2003 and 2002, respectively	10,423	4,859
Common stock, $0.001 par value, 60,000,000 shares authorized, 46,230,221 and 44,456,173 shares issued and outstanding as of December 31, 2003 and 2002, respectively	46	44
Additional paid-in capital	252,088	246,936
Less: treasury stock at cost, 113,061 and 58,347 shares outstanding as of December 31, 2003 and 2002, respectively	(322)	(87)
Less: unamortized stock compensation expense	(5,002)	(723)
Less: notes receivable from officers for issuance of restricted stock	—	(7,796)
Accumulated other comprehensive income (loss)	266	(2,305)
Accumulated deficit	(228,089)	(237,142)

Net stockholders’ equity	29,410	3,786

	$102,223	$73,268

See accompanying notes to the consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenues:
License fees	$38,700	$34,216	$45,101
Consulting	38,821	37,359	51,949
Maintenance	75,681	69,296	74,225
Other	2,220	2,596	3,217

Total revenues	155,422	143,467	174,492
Cost of revenues:
License fees	6,704	6,433	8,331
Consulting	31,330	32,719	43,569
Maintenance	18,254	16,748	20,952
Other	1,342	1,421	2,021
Amortization of intangible assets and capitalized software development costs	7,097	7,055	8,634

Total cost of revenues	64,727	64,376	83,507

Gross profit	90,695	79,091	90,985
Operating expenses:
Sales and marketing	37,537	42,004	56,335
Software development	20,058	18,296	25,122
General and administrative	20,424	18,280	29,308
Provision for doubtful accounts	(1,022)	120	10,108
Stock-based compensation	3,336	835	1,257
Restructuring charges and other	937	3,891	9,658
Settlement of claim	—	4,288	—
Gain on sales of product lines	—	—	(11,880)

Total operating expenses	81,270	87,714	119,908

Income (loss) from operations	9,425	(8,623)	(28,923)
Other income (expense):
Interest income	748	1,338	1,261
Interest expense	(70)	(417)	(1,100)
Other income (expense)	(410)	(762)	32

Other income, net	268	159	193

Income (loss) before income taxes	9,693	(8,464)	(28,730)
Provision (benefit) for income taxes	399	(1,200)	—

Net income (loss)	$9,294	$(7,264)	$(28,730)

Value of beneficial conversion related to preferred stock	(241)	—	—

Net income (loss) applicable to common stockholders	$9,053	$(7,264)	$(28,730)

Net income (loss) per share applicable to common stockholders:
Basic	$0.21	$(0.17)	$(0.69)
Diluted	$0.18	$(0.17)	$(0.69)
Weighted average common shares outstanding:
Basic	43,136	43,835	41,929
Diluted	49,509	43,835	41,929

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$9,294	$(7,264)	$(28,730)
Foreign currency translation adjustment	2,571	959	(82)

Comprehensive income (loss)	$11,865	$(6,305)	$(28,812)

See accompanying notes to consolidated financial statements.

Epicor Software Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series C and D convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Unamortized Stock Compensation Expense	Notes Receivable From Officers	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Net Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance December 31, 2000	95,305	$7,501	41,471,399	$41	$240,824	—	$—	$—	$(9,969)	$(3,182)	$(201,148)	$34,067
Issuance of restricted stock			2,644,537	3	3,964			(3,964)				3
Stock based compensation expense								1,193				1,193
Redemption of unvested restricted stock from terminated employees			(709,466)	(1)	(1,060)			1,060				(1)
Proceeds from notes receivable from officers									127			127
Compensation expense related to notes receivable from officers					162							162
Interest accrued on notes receivable from officers									(450)			(450)
Employee stock purchases			716,819	1	879							880
Exercise of stock options			10,768		2							2
Net loss											(28,730)	(28,730)
Foreign currency translation adjustment										(82)		(82)

Balance December 31, 2001	95,305	$7,501	44,134,057	$44	$244,771	—	$—	$(1,711)	$(10,292)	$(3,264)	$(229,878)	$7,171
Conversion of preferred stock	(33,570)	(2,642)	335,700		2,642							—
Acquisition of treasury stock related to stock option exchange program						216,586	(449)					(449)
Proceeds from sale of treasury stock					(45)	(158,239)	362					317
Issuance of restricted stock			30,000		45			(45)				—
Stock based compensation expense								840				840
Redemption of unvested restricted stock from terminated employees			(146,567)		(198)			193				(5)
Collection of notes receivable from officers									64			64
Interest accrued on notes receivable from officers									(654)			(654)
Employee stock purchases			533,070	1	566							567
Settlement of claim			(445,000)	(1)	(850)				3,086			2,235
Exercise of stock options			14,913		5							5
Net loss											(7,264)	(7,264)
Foreign currency translation adjustment										959		959

Balance December 31, 2002	61,735	$4,859	44,456,173	$44	$246,936	58,347	$(87)	$(723)	$(7,796)	$(2,305)	$(237,142)	$3,786
Issuance of preferred stock	300,000	5,323										5,323
Beneficial conversion option		241									(241)	—
Acquisition of treasury stock related to stock option exchange program						54,714	(235)					(235)
Issuance of restricted stock			3,000,000	3	7,727			(7,727)				3
Collection of notes receivable from officers			(2,000,000)	(2)	(4,258)				7,840			3,580
Interest accrued on notes receivable from officers									(44)			(44)
Excess options in acquisition					112							112
Stock-based compensation expense								3,321				3,321
Redemption of unvested restricted stock from terminated employees			(74,591)		(112)			127				15
Employee stock purchases			357,988		519							519
Exercise of stock options			490,651	1	1,164							1,165
Net income											9,294	9,294
Foreign currency translation adjustment										2,571		2,571

Balance December 31, 2003	361,735	$10,423	46,230,221	$46	$252,088	113,061	$(322)	$(5,002)	$—	$266	$(228,089)	$29,410

See accompanying notes to consolidated financial statements

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$9,294	$(7,264)	$(28,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,232	10,657	14,106
Stock-based compensation expense	3,336	835	1,257
Provision for doubtful accounts	(1,022)	120	10,108
Write-down of capitalized software development costs and prepaid assets	—	716	1,026
Impairment of intangible and other long lived assets	—	—	499
Restructuring charges and other	937	3,891	9,658
Settlement of claim	—	4,288	—
Gain on sales of product lines	—	—	(11,880)
Interest accrued on notes receivable from officers	(44)	(654)	(450)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,114	10,269	17,372
Prepaid expenses and other current assets	(285)	1,053	229
Other assets	(514)	920	(108)
Accounts payable	2,081	(3,297)	(4,636)
Accrued expenses, compensation and payroll taxes	(1,072)	(4,331)	(9,499)
Accrued restructuring costs	(3,507)	(3,334)	(4,474)
Deferred revenue	(2,626)	(3,377)	(3,450)

Net cash provided by (used in) operating activities	16,924	10,492	(8,972)
INVESTING ACTIVITIES
Proceeds from sales of product lines	—	—	11,413
Purchases of property and equipment	(1,346)	(803)	(1,600)
Cash paid for acquisitions, net of cash acquired	(19,032)	(1,000)	—
Increase in restricted cash	(501)	—	—

Net cash (used in) provided by investing activities	(20,879)	(1,803)	9,813
FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,165	5	2
Proceeds from employee stock purchases	519	567	880
Net proceeds from issuance of restricted stock	3	—	2
Purchase of treasury stock	(235)	(449)	—
Proceeds from sale of treasury stock	—	317	—
Issuance of preferred stock, net of transaction costs	5,323	—	—
Collections of notes receivable from officers	3,580	64	127
Principal payments on long term debt	(2,229)	(3,675)	(4,403)

Net cash provided by (used in) financing activities	8,126	(3,171)	(3,392)
Effect of exchange rates on cash	3,397	1,360	161

Net increase (decrease) in cash and cash equivalents	7,568	6,878	(2,390)
Cash and cash equivalents at beginning of year	31,313	24,435	26,825

Cash and cash equivalents at end of year	$38,881	$31,313	$24,435

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

	Years Ended December 31,
	2003	2002	2001
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$92	$417	$1,100

Net income tax (refunds) payments	$320	$(1,043)	$(399)

Beneficial conversion option	$241	$—	$—

NON CASH ITEMS:
Common stock received in payment of notes receivable from officers	$4,260	$—	$—

Conversion of preferred stock into common stock	$—	$2,642	$—

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

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

Restricted Cash

At December 31, 2003 the Company has $500,000 in restricted cash set aside as required collateral for a standby letter of credit related to the Company’s new building lease commencing April 2004.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, and its credit facilities (Note 6). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission, and

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

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

The Company has recorded unbilled consulting receivables totaling $629,000 and $723,000 at December 31, 2003 and 2002, respectively. These unbilled receivables represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2003. Receivables from customers are unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense or, as occurred in 2003, a reduction of expense.

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

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years. In addition to internally generated software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs within software development costs. Amortization of software development costs is included in cost of revenues and totaled $795,000 for the year ended December 31, 2003, $1,764,000 for the year ended December 31, 2002, and $2,630,000 for the year ended December 31, 2001. At December 31, 2003, the Company’s capitalized software development costs have been fully amortized.

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

Intangible Assets

The Company’s intangible assets consists of capitalized acquired technology, customer base, trademarks and covenants not to compete that were recorded as a result of the Dataworks Corporation (Dataworks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, and the TDC/T7 asset purchase in July 2003. These intangible assets are amortized on a straight-line basis over the estimated economic life of the asset. Amortization of intangible assets included in cost of revenues totaled $6,377,000 for the year ended December 31, 2003, $5,291,000 for the year ended December 31, 2002, and $6,004,000 for the year ended December 31, 2001. Amortization included in general and administration expenses totaled $75,000 for the year ended December 31, 2003 and $0 for 2002 and 2001. In 2001, the Company wrote-off $499,000 of acquired workforce costs purchased as part of the Company’s 1998 acquisition of DataWorks. Based on the decline in revenue from the former DataWorks product lines since the acquisition and the significant decrease in the size of the acquired workforce, the Company believed this asset was impaired as of December 31, 2001.

Goodwill

The Company’s goodwill was recorded as a result of two acquisitions in July 2003. In accordance with SFAS No. 141, “Business Combinations,” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment. The Company performed an impairment review of its recorded goodwill in 2003 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. Goodwill will be tested for impairment at October 31st of each year or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write down the value of goodwill.

Advertising Costs

The Company expenses production costs of advertising upon the first showing of the advertisement. Other advertising costs are expensed as incurred. Advertising expense totaled $842,000 for 2003, $1,077,000 for 2002, and $1,967,000 for 2001.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the respective local country’s currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded in results of operations. For the years ended December 31, 2003, 2002, and 2001 the Company recorded translation gains (losses) of $2,571,000, 959,000 and ($82,000), respectively. For the years ended December 31, 2003 and 2002, the Company realized transaction losses of $414,000 and $746,000, respectively, included in results of operations, primarily due to the strengthening of the Euro against the British pound. For the year ended December 31, 2001, foreign currency transaction gains and losses were insignificant.

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2003 or 2002. Receivables from VARs, software distributors and end users are unsecured.

Basic and Diluted Net Income (Loss) per Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of shares of common stock outstanding during the period, excluding shares of unvested restricted stock. Diluted net income (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of common and common equivalent shares outstanding during the period if their effect is dilutive. Common equivalent shares of 1,309,010 and 1,728,222 for the years ended December 31, 2002 and 2001, respectively, have been excluded from diluted earnings per share as the effect would be anti-dilutive.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss) applicable to common stockholders	$9,053	$(7,264)	$(28,730)
Basic:
Weighted average common shares outstanding	45,124	44,733	44,071
Weighted average common shares of unvested restricted stock	(1,988)	(898)	(2,142)

Shares used in the computation of basic net income (loss) per share	43,136	43,835	41,929

Net income (loss) per share applicable to common stockholders – basic	$0.21	$(0.17)	$(0.69)

Diluted:
Weighted average common shares outstanding	43,136	43,835	41,929
Convertible preferred stock	3,256	—	—
Common stock equivalents	3,117	—	—

Shares used in the computation of diluted net income (loss) per share	49,509	43,835	41,929

Net income (loss) per share applicable to common stockholders – diluted	$0.18	$(0.17)	$(0.69)

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not expected to be realized. Due to the operating losses incurred by the Company for 2002 and prior years and the uncertainty as to profits in the future, the Company has provided a valuation allowance on 100% of its deferred tax asset.

Stock-Based Compensation

The Company complies with Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan.

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss) applicable to common stockholders as reported	$9,053	$(7,264)	$(28,730)
Stock based employee compensation expense determined under fair value based method for all awards	$(1,514)	$(1,460)	$268

Net income (loss) – pro forma	$7,539	$(8,724)	$(28,462)

Net income (loss) per share applicable to common stockholders as reported:
Basic	$0.21	$(0.17)	$(0.69)
Diluted	$0.18	$(0.17)	$(0.69)
Net income (loss) per share applicable to common stockholders – pro forma:
Basic	$0.17	$(0.20)	$(0.68)
Diluted	$0.15	$(0.20)	$(0.68)

The fair value of shares has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2003		2002		2001
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	3.7	0.5	4.0	0.5	4.0	0.5
Risk-free interest rate	2.4%	1.0%	3.1%	1.7%	4.1%	3.5%
Volatility	0.8	0.8	1.0	1.0	1.4	1.4
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

For options granted during the years ended December 31, 2003, 2002 and 2001, the weighted average fair value at date of grant was $2.32, $1.42, and $0.96, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the years ended December 31, 2003, 2002, and 2001 was $2.80, $0.59, and $0.61, per share, respectively.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income (loss) and other specified components. For the Company, the only other component of total comprehensive income (loss) is the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the fourth quarter of fiscal 2002 and adopted the recognition provisions of FIN No. 45 effective January 1, 2003, and such adoption did not have a material impact on its consolidated financial statements. The Company warrants its media from material defects in material and workmanship under normal use and warrants that the licensed software will perform substantially in accordance with the specification in the documentation ranging from three months to one year depending on the product. Historical costs related to these warranties have been insignificant and no related warranty accrual is deemed necessary.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after December 15, 2003. The Company will adopt FIN No. 46, effective March 31, 2004. The Company does not anticipate the adoption will have a material impact on its consolidated financial statements as the Company has no variable interest entities.

In January 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Early adoption is permitted. The Company adopted EITF 00-21on January 1, 2003 and it did not have material impact on the Company’s consolidated financial statements.

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

In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities.

For public entities, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.

For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 or SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurements provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and controlling interests in other literature shall apply during the deferral period.

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not believe the adoption of SFAS No. 150 will have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to amounts reported in previous periods to conform with the current period presentation.

Note 2. Composition of Certain Financial Statement Captions

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2003	2002
Computer equipment	$18,270	$14,188
Furniture, fixtures and equipment	5,281	6,087
Leasehold improvements	6,312	6,054

	29,863	26,329
Less accumulated depreciation and amortization	(26,823)	(23,357)

	$3,040	$2,972

The following summarizes the components of deferred revenue (in thousands):

	As of
	December 31, 2003	December 31, 2002
Deferred license fees	$883	$1,115
Deferred maintenance	29,849	29,680
Deferred consulting	6,613	5,020

Total	$37,345	$35,815

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

Note 3. Acquisitions

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held Enterprise Resource Planning (ERP) provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. At the time of the acquisition, ROI had approximately $3.6 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.2 million. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its web services manufacturing solution to an expanded base of midmarket customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of ROI as a purchase in the third quarter of 2003 and the results of ROI operations are included in the accompanying statement of operations from the date of acquisition.

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

Cash	$20,750
Transaction costs	683

Total purchase price	$21,433

Fair value of tangible assets acquired:
Cash and marketable securities	$3,592
Accounts receivable, net	3,194
Property and equipment, net	492
Prepaid and other assets	910

Total tangible assets acquired	8,188
Acquired technology	7,320
Customer base	460
Trademark	1,550
Covenant not to compete	320
Goodwill	9,536
Assumed liabilities	(5,941)

Net assets acquired	$21,433

Goodwill recorded in this transaction is not deductible for tax purposes.

The pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of ROI using the purchase method as if it occurred on January 1, 2002. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred at that time. (in thousands, except per share data)

	Years Ended December 31,
	2003	2002
Total revenues	$166,404	$166,499
Net income (loss) applicable to common stockholders	6,893	(6,224)
Net income (loss) per share applicable to common stockholders:
Basic	0.16	(0.14)
Diluted	0.14	(0.14)

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. Further, this acquisition enables the Company to offer a complete end-to-end solution for the midmarket distribution industry, and is consistent with the Company’s increased focus on key vertical markets. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded this purchase in the third quarter of 2003 and the results of TDC and T7 operations are included in the accompanying statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Future payment due	870
Transaction costs	52

Total purchase price	$1,922

Fair value of tangible assets acquired	$82
Acquired technology	670
Covenant not to compete	190
Goodwill	1,305
Assumed liabilities	(325)

Net assets acquired	$1,922

Goodwill recorded in this transaction is deductible for tax purposes.

The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Clarus

In December 2002, Epicor completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the eProcurement, Sourcing, and Settlement solutions, for a cash purchase price of $1.0 million. The purchase price was paid by Epicor out of working capital and reflects a negotiated price between the parties. Epicor, which has been engaged in reselling Clarus’ procurement product for more than two years, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers. The acquisition will enable Epicor to initially focus on cross-selling opportunities and to further leverage its experience in procurement and sourcing, its integration expertise, as well as its .NET architecture to deliver an expanded suite of supplier relationship management capabilities as part of its enterprise suite offering or as a stand-alone offering.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s best estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,000
Transaction costs	296

Total purchase price	$1,296

Fair value of tangible assets acquired	$903
Acquired technology	935
Assumed liabilities	(542)

Net assets acquired	$1,296

The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Other Acquisitions

Also in 2003, the Company acquired certain assets of a software development company for approximately $0.1 million. In connection with this acquisition, the Company recorded acquired technology of $0.1 million.

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. Based on management’s review of goodwill at December 31, 2003, the Company has not identified an impairment. The following table represents the balance and changes in goodwill as of and for the twelve months ended December 31, 2003 (in thousands):

Balance as December 31, 2002	$—
Goodwill recorded for the year ended December 31, 2003:
ROI	$9,536
TDC/T7	$1,305

Balance as of December 31, 2003	$10,841

In July 2003, the Company acquired ROI and certain assets of TDC and T7 (see Note 3). As a result of these transactions, the Company added the following intangible assets (in thousands):

	ROI	Amortizable Life	TDC/T7	Amortizable Life
Acquired technology	$7,320	5 years	$670	5 years
Customer base	460	7 years	—	—
Trademark	1,550	5 years	—	—
Covenant not to compete	320	3 years	190	4 years

Total	$9,650		$860

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets Based on management’s review of intangible assets at December 31, 2003, the Company does not believe there is an impairment.

The following table summarizes the components of intangible assets (in thousands):

	As of December 31, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$28,338	$20,264	$8,074	$20,322	$15,598	$4,724
Customer base	9,190	6,253	2,937	8,730	4,977	3,753
Trademark	1,550	149	1,401	—	—	—
Covenant not to compete	510	75	435	—	—	—

Total	$39,588	$26,741	$12,847	$29,052	$20,575	$8,477

Amortization expense of intangible assets for the years ended December 31, 2003 and 2002 was $6,452,000 and $5,291,000, respectively. Estimated amortization expense for 2004, 2005, 2006, 2007 and 2008 and thereafter is approximately $3,621,000, $3,576,000, $2,263,000, $2,169,000 and $1,218,000, respectively.

Note 5. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1998, 1997 and 1996	Asset impairments	Total restructuring costs
Balance at December 31, 2000	$—	$204	$335	$—	$539
2001 restructuring charges and other	4,271	3,654	—	1,733	9,658
Write-off of fixed assets	—	—	—	(1,733)	(1,733)
Cash payments	(2,745)	(1,582)	(147)	—	(4,474)

Balance at December 31, 2001	1,526	2,276	188	—	3,990
2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	139	3,868	—	—	4,007
2003 restructuring charges and other	—	937	—	—	937
ROI acquisition	986	707	—	192	1,885
Write-off of impaired assets	—	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	—	(3,291)

Balance at December 31, 2003	270	3,076	—	126	3,472

Less: current portion	(270)	(1,721)	—	(126)	(2,117)

Total long-term restructuring reserve	$—	$1,355	$—	$—	$1,355

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At December 31, 2003, the balance of the ROI accrued restructuring is $825,000, representing $230,000 in severance costs for payments to already terminated employees, $469,000 for facilities costs related to the closing of certain ROI offices and $126,000 for remaining asset impairments. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

2003 Restructuring Charges and Other

During 2003, the Company recorded an additional restructuring charge of $937,000 related to a facility that was to be consolidated as part of the Company’s 2002 restructuring. The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of sublease income. The Company recorded the additional restructuring charge based on revised sublease income as a result a new sublease agreement entered into during 2004.

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

2001 Restructurings and Other

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

Note 6. Revolving Credit Facility and Long-Term Debt

Long-term debt consists of the following: (in thousands)

	December 31,
	2003	2002
Term loan	$—	$2,222
Other	—	7

	—	2,229
Less current portion	—	(2,229)

Total long-term debt	$—	$—

The Company had a $30 million senior credit facility with a financial institution comprised of a $10 million term loan and a $20 million revolving line of credit. The Company entered into this facility in July 2000 and received the $10 million proceeds from the term loan. The Company did not borrow any amounts against the revolving line of credit. The Company repaid the term loan in 36 equal monthly installments, the final payment of which was made on August 1, 2003. On September 30, 2003, this credit facility was terminated.

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. Quarterly interest payments are to be made on this credit facility, with any principal balance due at maturity, January 2006. The facility bears interest at a variable rate of either the prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage rations

•	Maintaining minimum cash balances of through maturity.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. To date, no amounts have been borrowed against this revolving credit facility.

Note 7. Sales of Product Lines

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

Note 8. Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019. The following is a schedule of future minimum lease payments under operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2004	$9,416	$3,143	$6,273
2005	9,421	2,214	7,207
2006	8,407	1,905	6,502
2007	7,511	1,846	5,665
2008	7,428	1,846	5,582
Thereafter	21,410	2,403	19,007

	$63,593	$13,357	$50,236

Rental expense under operating leases, net of sublease income, was $5,266,000 for 2003, $5,753,000 for 2002 and $6,902,000 for 2001.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended December 31, 2003 is not considered significant to the Company’s financial position, results of operations or cash flows.

Litigation

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$359	$—	$—
State	40	—	—
Foreign	—	(1,200)	—

Total	399	(1,200)	—

Deferred:
Federal	3,629	(15,429)	—
State	898	(3,203)	—
Foreign	488	1	—
Valuation Allowance	(5,015)	18,631	—

Total	$—	$—	$—

The income (loss) before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Federal	$8,844	$(7,554)	$(12,231)
Foreign	849	(910)	(16,499)

Total	$9,693	$(8,464)	$(28,730)

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the consolidated income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Provision (benefit) computed at statutory rates	$3,393	$(2,963)	$(9,768)
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	—	587	2,467
Settlement of foreign tax matters	—	(1,200)	—
Valuation allowance	(3,939)	2,426	7,027
Current year R&D credit	(216)	—	—
Excess officers compensation	1,015	—	—
Other	146	(50)	274

Total	$399	$(1,200)	$—

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$76,750	$80,612
Other accruals and reserves	2,470	3,751
Allowance for doubtful accounts	613	1,001
Research credit carryforward	7,742	7,154
Officer’s claim settlement	—	1,873
Accrued restructuring costs	1,943	1,424
Depreciation	1,680	1,455
Software capitalization, net	—	(346)
Purchased intangibles	(2,432)	(774)
Valuation allowance	(88,766)	(96,150)

Total	$—	$—

The change in the valuation allowance from 2002 to 2003 includes the effect of the ROI acquisition, stock options exercised and vested restricted stock. These items are offset by the valuation allowance and have no impact on income tax expense.

The Company has recorded a $399,000 income tax provision for the year ended December 31, 2003. This provision is primarily attributable to the current year federal Alternative Minimum Tax and state tax liabilities.

Due to the operating losses incurred by the Company for 2002 and prior years and the uncertainty as to profits in the future, management cannot conclude that realization of the Company’s net deferred tax asset is more likely than not. Accordingly, as of December 31, 2003, the Company has provided a valuation allowance on 100% of the deferred tax asset.

The Company has U.S. federal, state and foreign net operating loss carryforwards as of December 31, 2003 of approximately $140,000,000, $57,000,000 and $80,000,000, respectively. The federal and state losses expire in the years 2004 through 2023. The foreign losses generally have no expiration date. In addition, the Company has approximately $7,500,000 of federal and state research and development credit carryforwards that expire in the years 2004 through 2024.

Included in the Company’s net operating loss carryforwards are tax deductions relating to the exercise of non-qualified stock options and vesting of restricted shares totaling approximately $55,000,000. These potential future tax benefits are fully offset by a valuation allowance. Upon future realization of these deductions, approximately $22,000,000 of the deferred tax asset will be credited directly to stockholders’ equity.

Note 10. Stock Plans

The Company has a total of eight stock option plans and has available a total of 5,055,863 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, and directors of the Company. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant.

The Company has an Employee Stock Purchase Plan (the Purchase Plan) authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The Purchase Plan permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a six-month offering period, whichever is lower. As of December 31, 2003, 357,988 shares have been issued under this plan.

The following is a summary of activity under the stock option plans:

	Years Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,305,771	$3.71	3,152,388	$5.33	8,596,955	$7.61
Granted	1,197,150	3.89	904,500	2.09	1,523,880	1.13
Exercised	(490,651)	2.37	(14,913)	0.36	(10,768)	0.20
Expired or canceled	(568,656)	7.95	(736,204)	8.74	(6,957,679)	7.26

Outstanding, end of period	3,443,614	$3.26	3,305,771	$3.71	3,152,388	$5.33

Options exercisable	1,161,247	$4.11	1,288,907	$6.70	1,243,580	$10.41

The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.75 to 1.13	389,812	7.54	$1.05	188,188	$1.06
1.14 to 1.49	670,989	7.64	1.16	346,913	1.15
1.50 to 3.60	1,245,681	8.31	2.29	181,601	2.44
3.65 to 3.94	367,375	8.26	3.66	107,813	3.69
4.06 to 5.06	232,300	8.62	4.57	32,800	4.30
5.99 to 7.56	241,616	8.67	6.21	47,991	6.38
7.62 to 10.81	91,570	5.61	9.19	64,170	9.43
11.50 to 11.63	181,571	4.42	11.54	181,571	11.54
12.13 to 23.50	22,700	7.35	15.54	10,200	18.70

	3,443,614	7.85	$3.26	1,161,247	$4.11

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the years ended December 31, 2003, 2002 and 2001, the Company recorded compensation expense of $336,000, $835,000 and $1,095,000, respectively, related to this restricted stock. The Company will record future compensation expense of up to $274,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date. Compensation expense to be charged to operations in 2004 and 2005 approximates $260,000 and $14,000, respectively, assuming all restricted stock grants vest.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (see Note 14) for the years ended December 31, 2003, 2002 and 2001 by the Company’s operating functions is as follows:

	Year Ended December 31,
	2003	2002	2001
Cost of revenues	$102,000	$185,000	$198,000
Sales and marketing	69,000	226,000	305,000
Software development	28,000	91,000	98,000
General and administrative	3,137,000	333,000	656,000

Total compensation expense	$3,336,000	$835,000	$1,257,000

Note 11. Common Stock

As of December 31, 2003, the total number of reserved shares of common stock remaining for future issuance is as follows:

Stock Option Plans	5,055,863
Employee Stock Purchase Plan	892,012
Series C & D Preferred Stock	3,617,350

9,565,225

On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20% of the Company’s then outstanding common stock or commences a tender offer for at least 20% of the Company’s then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company’s consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20% or more of the outstanding shares of the Company’s common stock, or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends.

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

Note 12. Preferred Stock

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

The holders of the Series C preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be prior to and on an equal basis to any dividend which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of December 31, 2003. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series C preferred stock shall be entitled to receive, prior and in preference to any distribution to the common stockholders, an amount per share equal to $78.70. The Series C preferred stock has an aggregate liquidation preference of approximately $4,859,000 at December 31, 2003.

During 2002, three Series C preferred shareholders elected to convert 33,570 shares of Series C preferred stock into common stock. The Series C preferred stock converts on a ten-for-one basis, and therefore, the 33,570 shares of preferred stock were converted into 335,700 shares of common stock of the Company.

On February 13, 2003, the Company completed a private placement of 300,000 shares of newly created Series D preferred stock resulting in gross proceeds to the Company of $5,730,000. The Company sold the shares, each of which is currently convertible into 10 shares of the Company’s common stock, to investment funds affiliated with Trident Capital (Trident), a venture capital firm in which one of the Company’s board of directors serves as managing director, pursuant to a Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 between the Company and Trident. The price of the Series D preferred stock was determined to be $19.10, reflecting the Company’s common stock closing price of $1.91 on February 10, 2003, the day preceding the purchase agreement.

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

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be pari-passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of September 30, 2003. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari-passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10. Additionally, in the event that 50% or more of the company’s voting power is transferred, or all or substantially all of the Company’s assets are acquired, the holders of the Series D preferred stock shall be entitled to receive the greater of (i) $38.20 per share plus all accrued or declared but unpaid dividends on such shares; or (ii) the amount per share that the holders of Series D Preferred Stock would have been entitled to receive had all holder of all series of Preferred Stock converted all their shares of Preferred Stock into Common Stock immediately prior to such event.

During the first quarter of 2003, the Company recorded $241,000 for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock. In connection with this placement, the Company incurred transaction costs of approximately $166,000, which were netted against the gross proceeds.

Note 13. Sale and Acquisition of Treasury Stock

During March 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provided for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury. The total net proceeds from the sale were $317,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002, pursuant to the stock option exchange program executed in January 2001 (see Note 10). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Exchange Act.

Pursuant to the stock option exchange program executed in January 2001, the following treasury stock acquisitions were made during 2003:

Vesting Date	Shares acquired	Value of Shares
January 26, 2003	22,308	$38,000
April 26, 2003	12,225	36,000
July 26, 2003	11,700	73,000
October 26, 2003	8,481	88,000

The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of December 31, 2003, these repurchased shares are held in treasury and are available for future reissuance.

Note 14. Related Party Transactions

Employee Advances

In May 2000, the Company loaned a total of $620,000 to several officers of the Company. The loans, made as advances against future incentive compensation and bearing a market interest rate of 6.53% per annum, were originally scheduled to mature on the earlier of the payout of the 2000 incentive compensation to each officer, or February 20, 2001. The due dates of all loan balances still outstanding as of February 20, 2001 after the application of 2000 incentive compensation to the loans were extended to February 20, 2002. All loans except two were paid in full by the extended due date. Early in 2003, the Company negotiated repayment on both remaining loans and at December 31, 2003 these loans were paid in full.

Restricted Stock

In February 1996, the Company’s CEO purchased 2,000,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock. As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $3,500,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note also in the principal amount of $3,500,000, bearing interest at the rate of 6% per annum. In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes. In February 2001, the Company extended the due date on both loans to February 2003. In consideration for the extension, interest on the notes was reinstated at a then market rate of 6% per annum from the date of the extension, with principal and interest due and payable upon maturity of the notes in February 2003. In 2003, 2002 and 2001, the Company recorded interest income of $44,000, $445,000 and $345,000, respectively, related to these notes.

In December 2001, the Company entered into a management retention agreement with its CEO which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provided for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement. Among other things, the agreement provides that in the event of a Change in Control during the CEO’s employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company, including the promissory notes described above, would be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness. In the event of forgiveness of the above promissory notes, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness. Outstanding principal and interest related to these notes was $7,796,000 as of December 31, 2002. In February 2003, the promissory notes came due and the CEO repaid these notes with a combination of a cash payment of $3,580,000 and the return of the 2,000,000 shares of common stock related to the February 1996 restricted stock agreement. The market value of the shares on the repayment date was $2.13 per share. These shares were retired and are not available for reissuance.

In February 1996, one of the Company’s former senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock. As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $875,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note, also in the principal amount of $875,000, bearing interest at the rate of 6% per annum. In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes. During the years ended December 31, 2002, 2001 and 2000, $64,000, $127,000 and $1,180,000, respectively, was repaid in cash on the promissory notes. In February 2001, the Company extended the due date on the remaining principal balance of the unsecured note to August 2001 and then subsequently to February 2002. In consideration for the extensions, the interest was reinstated at a then market rate of 6% per annum from the date of the first amendment. In 2001, the Company recorded interest income of $8,000 related to this note. Upon the former senior executive’s termination from the Company, the Company was required to account for the restricted stock pursuant to SFAS 123. As a result, during the year ended December 31, 2001, the Company recorded $4,000 of stock compensation expense related to this note, which was calculated using the Black-Scholes option pricing model. The secured note was fully paid in 2000. Outstanding principal and interest related to the unsecured note was $64,000 as of December 31, 2001. The remaining principal on the unsecured note was fully paid in February 2002; however, $8,000 in interest remains payable.

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

In February 2003, the officer resigned his position and concurrently asserted a claim of constructive termination against the company and claimed that pursuant to the terms of his management retention agreement the Company should forego collection of the notes and pay the applicable taxes associated with such write-off. Pursuant to the terms of a subsequent settlement and the terms of the management retention agreement, the former officer agreed to pay the Company $100,000, remit the 445,000 outstanding shares to the Company and execute a full release in return for the Company foregoing collection of the remainder of the notes and payment of the applicable income taxes associated therewith. The market value of the shares at the repayment date was $1.91 per share. The Company recorded a charge totaling $4,288,000 in the fourth quarter of 2002 related to the settlement.

During a portion of the time that this officer’s notes and restricted stock were outstanding he was not employed by the Company. Therefore, the Company was required to account for his restricted stock pursuant to SFAS 123. Prior to this officer returning to the Company as an employee in October 2001, the Company recorded $158,000 of stock compensation expense related to this note, which was calculated using the Black-Scholes option pricing model. On the date of change in grantee status, there was no intrinsic value related to these notes, and as a result, no additional compensation expense was recorded for these notes.

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $3,000,000 for the year ended December 31, 2003.

Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for 2004 and 2005 is as follows:

Quarter Ending	Compensation Expense
March 31, 2004	$591,000
June 30, 2004	591,000
September 30, 2004	591,000
December 31, 2004	591,000
March 31, 2005	591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$4,728,000

Note 15. Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the

401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $718,000 for the year ended December 31, 2003, $755,000 for the year ended December 31, 2002 and $950,000 for the year ended December 31, 2001.

Note 16. Segment and Geographic Information

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

Operating segment data for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Year Ended December 31, 2003:
Revenues	$38,700	$38,821	$75,681	$2,220	$155,422
Cost of revenues	13,801	31,330	18,254	1,342	64,727

Gross Profit	$24,899	$7,491	$57,427	$878	$90,695

Year Ended December 31, 2002:
Revenues	$34,216	$37,359	$69,296	$2,596	$143,467
Cost of revenues	13,488	32,719	16,748	1,421	64,376

Gross Profit	$20,728	$4,640	$52,548	$1,175	$79,091

Year Ended December 31, 2001:
Revenues	$45,101	$51,949	$74,225	$3,217	$174,492
Cost of revenues	16,965	43,569	20,952	2,021	83,507

Gross Profit	$28,136	$8,380	$53,273	$1,196	$90,985

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	United States	United Kingdom	Australia and Asia	Canada	Other	Consolidated
Year Ended December 31, 2003:
Revenues	$109,508	$26,161	$8,225	$8,590	$2,938	$155,422
Operating income (loss)	(6,005)	7,290	1,686	5,854	600	9,425
Identifiable assets	63,176	20,772	12,010	3,352	2,913	102,223

Year Ended December 31, 2002:
Revenues	$99,782	$24,753	$9,078	$7,407	$2,447	$143,467
Operating income (loss)	(20,220)	6,022	1,761	4,498	(684)	(8,623)
Identifiable assets	42,621	16,035	9,935	2,338	2,339	73,268

Year Ended December 31, 2001:
Revenues	$121,359	$27,891	$10,242	$9,827	$5,173	$174,492
Operating income (loss)	(26,135)	(4,954)	420	6,058	(4,312)	(28,923)
Identifiable assets	56,800	14,771	8,697	4,024	2,479	86,771

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 17. Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in 2003 and 2002. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2003 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$44,062	$40,336	$36,692	$34,332
Gross profit	$26,771	$23,001	$21,445	$19,478
Operating income	$3,715	$1,844	$1,184	$2,682
Net income applicable to common stockholders	$3,547	$1,838	$1,291	$2,377
Earnings per share – diluted	$0.07	$0.04	$0.03	$0.06
Shares outstanding – diluted	51,613	50,748	48,367	46,025

Significant to the quarterly results of operations for the year ended December 31, 2003 are restructuring charges or $937,000 incurred in the second and third quarter, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock incurred in the first quarter.

	Year 2002 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$36,723	$33,953	$36,807	$35,984
Gross profit	$21,696	$18,299	$20,368	$18,728
Operating loss	$(3,335)	$(1,636)	$(707)	$(2,945)
Net loss	$(2,132)	$(1,418)	$(987)	$(2,727)
Net loss per share – diluted	$(0.05)	$(0.03)	$(0.02)	$(0.06)
Shares outstanding – diluted	44,293	44,071	43,781	43,180

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

Note 18. Pending Acquisition of Scala

In December 2003, the Company announced a public offer to acquire all issued and outstanding shares of Scala Business Solutions N.V. pursuant to the merger protocol signed on November 14, 2003. The transaction is made up of a cash price of US$1.8230 per Scala share plus 0.1795 shares of Epicor’s common stock. Epicor is currently preparing the required regulatory documents and expects to close the transaction in the second quarter of 2004. The Company expects the total cash outlay for this transaction to be approximately $45.0 million, including transaction costs, plus 4.1 million shares of Epicor’s common stock.

Note 19. Subsequent Event

On February 18, 2004 the Company acquired all of the outstanding stock of the Quantum Group and Platsoft Limited (“Platsoft”), a privately held company and an affiliated company, each incorporated in the United Kingdom, in an all cash transaction for 640,000 British Pounds (approximately $1.2 million USD based on current exchange rates) plus future consideration based on the performance of the business acquired for the next 5 years. Prior to the acquisition, Platsoft had been a value added reseller of the Company. The Company will record the acquisition as a purchase in the first quarter of 2004.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures:

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls:

There was no significant change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its April 27, 2004 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors—Nominees,” “Proposal One: Election of Directors—Other Executive Officers,” “Executive Compensation and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meeting and Committees—Code of Ethics,” and the first paragraph under the section entitled “Board of Directors Meetings and Committees—Audit Committee.”

Item 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its April 27, 2004 Annual Meeting of Stockholders entitled “Board of Directors Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and from the section entitled “Executive Compensation” except for the portion of such section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required here under is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its April 27, 2004 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2003, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies, which originally granted those options. Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2003, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,643,938	$2.77	2,584,920	(3)
Equity compensation plans not approved by shareholders (2)	1,972,349	$3.31	—	(5)

Total	3,616,287	$3.06	2,584,920

(1)	Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan) and 2002 Employee Stock Purchase Plan (the Purchase Plan).

(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan, 1999 Merger Transition Nonstatutory Stock Option Plan and the 2003 CFO Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).

(3)	This number includes 892,012 shares of common stock reserved for issuance under the Purchase Plan, 83,159 shares available for issuance under the 1994 Plan, and 1,609,749 shares available for issuance under the 1999 Plan. It does not include shares under the 1990 Plan. No new options can be granted under the 1990 Plan. See Note 5.

(4)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies that originally established those plans. As of December 31, 2003, a total of 46,751 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $9.92 per share. No additional options may be granted under those assumed plans.

(5)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company’s 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 321,703 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan per note 5 above.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 261,695 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan per note 5 above.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 210,173 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan per note 5 above.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 843,078 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan per note 5 above.

1999 Merger Transition Nonstatutory Stock Option Plan

In February 1999, the Board of Directors approved the 1999 Merger Transition Nonqualified Stock Option Plan (the Transition Plan). The Transition Plan provides for the grant of nonqualified stock options to officers, employees, directors and consultants at the fair market value of our common stock as of the date of grant. However, option grants to individuals at the level of vice-president or higher are limited to former DataWorks employees as an essential inducement to their entering into an employment agreement with us. The plan administrator determines, on a grant-by-grant basis, when options granted under the Transition Plan may be exercised. The Transition Plan provides that vested options may generally be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. The Transition Plan generally permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness or consideration received by us under a “cashless exercise” program. In the event of our change in control (including our merger with or into another corporation, or our sale of substantially all of our assets), the Transition Plan provides that each outstanding option will fully vest and become exercisable. There are 85,700 shares of common stock reserved under the Transition Plan and no more options may be granted under the 1999 Plan per note 5 above.

2003 CFO Option Plan

On May 20, 2003, the Board of Directors approved the 2003 CFO Option Plan (the “CFO Plan”). The CFO Plan provides for the one-time option grant of 250,000 shares of common stock to the Company’s new CFO, Michael A. Piraino as an essential inducement for his accepting the CFO position with Epicor in May, 2003. The options are valued as of the date Mr. Piraino began his employment with the Company. Under the terms of the CFO Plan, 25% of the grant vests on the first anniversary date of the grant with the remaining 75% vesting quarterly over the next three year period such that the entire grant is vested in four years. The CFO Plan permits options to be exercised with cash, check, certain other shares of our common stock, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the CFO Plan provides that Mr. Piraino may exercise his option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 250,000 shares of common stock reserved under the CFO Plan and no more options may be granted under the CFO Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its April 27, 2004 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its April 27, 2004 Annual Meeting of Stockholders entitled “Fees Billed by Deloitte & Touche LLP during Fiscal Years 2003 and 2002.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 48 of this Report.

2.	Financial Statement Schedules

See Index to Consolidated Financial Statements at Item 8 on page 48 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55*	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors – Deloitte & Touche LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on

Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(10)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(13)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(15)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(16)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(17)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(18)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(19)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(22)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(23)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(30)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(34)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(38)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K dated October 15, 2003 under Item 12 and a Current Report on Form 8-K dated October 22, 2003 under 12, attaching financial statements related to the fiscal quarter ended September 30, 2003 to the latter Form 8-K.

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

EPICOR SOFTWARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision for Bad Debt	Amounts Written Off	Balance at End of Period
For the Year Ended December 31, 2001	$24,242	$10,108	$(26,084)	$8,266
For the Year Ended December 31, 2002	$8,266	$120	$(2,540)	$5,846
For the Year Ended December 31, 2003	$5,846	$(1,022)	$(832)	$3,992

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 15, 2004.

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

Signature	Title	Date

/s/ L. George Klaus L. George Klaus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ Michael A. Piraino Michael A. Piraino	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Robert H. Smith Robert H. Smith	Director	March 15, 2004

/s/ Harold D. Copperman Harold D. Copperman	Director	March 15, 2004

/s/ Donald R. Dixon Donald R. Dixon	Director	March 15, 2004

/s/ Thomas F. Kelly Thomas F. Kelly	Director	March 15, 2004