Form 10-K/A
period 2003-12-31
EPICOR SOFTWARE CORP
filed 2004-04-07
CIK 891178

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003, are incorporated by reference in Part III of this Amendment No. 1 to the Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Annual Report on Form 10K/A (“Form 10-K/A”) is filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. This Form 10K/A is filed with the Securities and Exchange Commission for the purpose of correcting the Independent Auditors’ Report which inadvertently did not reference the Registrant’s 2001 consolidated statement of operations, comprehensive operations, stockholders’ equity and cash flows and financial statement schedule listed in the Index at Item 15(a)(2). The financial statements and financial statement schedule are unchanged with the exception of two nonsubstantiative changes to Footnote number 3 of the Notes to Consolidated Financial Statements. Unless specifically noted otherwise, references in this report to the Form 10-K should be read to mean and include this Form 10-K/A.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Epicor Software Corporation:

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows each of the three years in the period then ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. In order to allocate the purchase price in accordance with SFAS No. 141 and to assist management in its assessment of the fair value of acquired intangibles, the Company has obtained an independent appraisal of the fair value of the acquired intangible assets. The fair value of the tangible assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

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

The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of ROI using the purchase method as if it occurred on January 1, 2002. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred at that time. (in thousands, except per share data)

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

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors—Nominees,” “Proposal One: Election of Directors—Other Executive Officers,” “Executive Compensation and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meeting and Committees—Code of Ethics,” and the first paragraph under the section entitled “Board of Directors Meetings and Committees—Audit Committee.”

Item 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Board of Directors Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and from the section entitled “Executive Compensation” except for the portion of such section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required here under is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

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

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Fees Billed by Deloitte & Touche LLP during Fiscal Years 2003 and 2002.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 48 of this Report.

2.	Financial Statement Schedules

See Index to Consolidated Financial Statements at Item 8 on page 48 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	* *

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55*	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	**

21.1	Subsidiaries of the Company.	**

23.1	Consent of Independent Auditors – Deloitte & Touche LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).	**

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Previously filed

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on

Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(10)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(13)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(15)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(16)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(17)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(18)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(19)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(22)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(23)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(30)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(34)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(38)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b)	Reports on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on April 7, 2004.

EPICOR SOFTWARE CORPORATION

By:	/s/ L. George Klaus

L. George Klaus Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. George Klaus L. George Klaus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 7, 2004

*** Michael A. Piraino	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*** Robert H. Smith	Director

*** Harold D. Copperman	Director

*** Donald R. Dixon	Director

*** Thomas F. Kelly	Director

***/s/ L. George Klaus L. George Klaus	Pursuant to Power of Attorney as previously filed with the Form 10-K as filed on March 15, 2004	April 7, 2004