Form 10-Q
period 2004-03-31
EPICOR SOFTWARE CORP
filed 2004-05-10
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-20740

EPICOR SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18200 Von Karman Avenue

Suite 1000

Irvine, California 92612

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of April 26, 2004, there were 46,388,431 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,070	$38,881
Restricted cash	502	501
Accounts receivable, net	26,949	27,134
Prepaid expenses and other current assets	5,736	5,268

Total current assets	71,257	71,784

Property and equipment, net	3,616	3,040
Intangible assets, net	13,029	12,847
Goodwill	11,234	10,841
Other assets	3,785	3,711

Total assets	$102,921	$102,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,797	$5,958
Accrued expenses	19,426	26,038
Current portion of accrued restructuring costs	1,079	2,117
Deferred revenue	40,920	37,345

Total current liabilities	66,222	71,458

Long-term portion of accrued restructuring costs	1,794	1,355

Commitments and contingencies
Stockholders’ equity:
Preferred stock	10,423	10,423
Common stock	46	46
Additional paid-in capital	253,638	252,088
Less: treasury stock at cost	(493)	(322)
Less: unamortized stock compensation expense	(4,344)	(5,002)
Accumulated other comprehensive income	206	266
Accumulated deficit	(224,571)	(228,089)

Net stockholders’ equity	34,905	29,410

Total liabilities and stockholders’equity	$102,921	$102,223

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License fees	$10,448	$7,805
Consulting	11,952	8,379
Maintenance	20,557	17,603
Other	403	545

Total revenues	43,360	34,332

Cost of revenues	16,241	13,142
Amortization of intangible assets and capitalized software development costs	880	1,712

Total cost of revenues	17,121	14,854

Gross profit	26,239	19,478

Operating expenses:
Sales and marketing	9,780	8,159
Software development	5,760	4,767
General and administrative	5,174	4,674
Provision for doubtful accounts	215	(1,080)
Stock-based compensation expense	655	276
Restructuring charges and other	1,217	—

Total operating expenses	22,801	16,796

Income from operations	3,438	2,682
Other income (expense), net	225	(64)

Income before income taxes	3,663	2,618
Provision for income taxes	145	—

Net income	3,518	2,618

Value of beneficial conversion related to preferred stock	—	(241)

Net income applicable to common stockholders	$3,518	$2,377

Net income	3,518	2,618
Unrealized foreign currency translation adjustments	(60)	377

Comprehensive income	$3,458	$2,995

Net income per share applicable to common stockholders:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Weighted average common shares outstanding:
Basic	47,807	45,261
Diluted	52,007	46,025

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$3,518	$2,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,475	2,385
Stock-based compensation expense	655	276
Provision for doubtful accounts	215	(1,080)
Interest accrued on notes receivable from officers	—	(44)
Restructuring charges and other	1,217	—
Changes in operating assets and liabilities, net of effects of acquistion:
Accounts receivable	1,281	2,915
Prepaid expenses and other current assets	(302)	412
Other assets	(34)	37
Accounts payable	(1,176)	(764)
Accrued expenses	(8,206)	(5,606)
Accrued restructuring costs	(1,794)	(523)
Deferred revenue	3,017	(142)

Net cash (used in) provided by operating activities	(134)	484

Investing activities
Purchases of property and equipment	(1,041)	(186)
Increase in restricted cash	(1)	—
Cash paid for acquisitions, net of cash acquired	(956)	—

Net cash used in investing activities	(1,998)	(186)

Financing activities
Proceeds from exercise of stock options	1,009	1
Proceeds from employee stock purchase plan	544	236
Net proceeds from issuance of restricted stock	—	1
Purchase of treasury stock	(172)	(38)
Issuance of preferred stock, net of transaction costs	—	5,322
Collection of notes receivable from officers	—	3,580
Principal payments on credit facility	—	(840)

Net cash provided by financing activities	1,381	8,262
Effect of exchange rate changes on cash	(60)	485

Net (decrease) increase in cash and cash equivalents	(811)	9,045
Cash and cash equivalents at beginning of period	38,881	31,313

Cash and cash equivalents at end of period	$38,070	$40,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$43

Income taxes	$31	$217

See Note 6 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income applicable to common stockholders as reported	$3,518	$2,377

Stock-based employee compensation expense determined under fair value based method for all awards	(481)	(256)

Net income applicable to common stockholders – pro forma	$3,037	$2,121

Net income per share applicable to common stockholders as reported:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Net income per share applicable to common stockholders – pro forma:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

The fair value of options and purchase plan shares have been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004		2003
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	3.7	0.5	3.0	0.5
Risk-free interest rate	2.0%	1.0%	2.0%	1.2%
Volatility	65.0%	65.0%	100.0%	100.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%

For options granted during the three month periods ended March 31, 2004 and 2003, the weighted average fair value at date of grant was $6.60 and $1.07, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the three month periods ended March 31, 2004 and 2003 was $4.77 and $0.78, per share, respectively.

Note 3.    Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;
•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”
•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104, and
•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

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

The Company has recorded unbilled consulting revenues totaling $1,452,000 and $629,000 at March 31, 2004 and December 31, 2003, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month.

Maintenance Service Revenues:  Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Note 4.    Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and the weighted average common equivalent of convertible preferred stock outstanding for the period, excluding shares of unvested restricted stock. The convertible preferred stock is included because the holders of the convertible preferred stock participate in any dividends paid on the Company’s common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income applicable to common stockholders	$3,518	$2,377

Basic:
Weighted average common shares outstanding	46,371	43,703
Weighted average common equivalent of convertible preferred stock	3,617	2,184
Weighted average common shares of unvested restricted stock	(2,181)	(626)

Shares used in the computation of basic net income per share	47,807	45,261

Net income per share applicable to common stockholders - basic	$0.07	$0.05

Diluted:
Weighted average common shares outstanding	47,807	45,261
Stock options	2,579	533
Unvested restricted stock	1,621	231

Shares used in the computation of diluted net income per share	52,007	46,025

Net income per share applicable to common stockholders - diluted	$0.07	$0.05

The Company has adjusted its previously reported basic earnings per share calculation for the quarter ended March 31, 2003 to include the effect of the weighted average convertible preferred stock. The impact of this adjustment is a $0.01 decrease to the previously reported basic earnings per share calculation of $0.06 for the quarter ended March 31, 2003.

Note 5.    New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R, which, among other things, revised the implementation date to the first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company has determined that it does not have any SPE’s to which these interpretations apply and has adopted FIN 46R in the first quarter of 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on January 1, 2003 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

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

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company adopted SFAS No. 150 effective July 1, 2003 and such adoption did not have an impact on the Company’s consolidated financial statements as the Company has not issued any of these types of financial instruments.

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company will adopt EITF 03-6 for the quarter ended June 30, 2004. The Company does not believe that the adoption of EITF 03-6 will have a material impact on its earnings per share calculation.

Note 6.    Acquisitions

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million cash; $0.7 million was paid on February 18, 2004 and future payments of $0.2 million to be paid on February 18, 2005 and on February 18, 2006. The group includes Platsoft, a value-added reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Platsoft’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 18, 2004, with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$730
Future payment due	438
Transaction costs	216

Total purchase price	$1,384

Fair value of tangible assets acquired	$1,268
Customer base	1,065
Covenant not to compete	38
Goodwill	393
Assumed liabilities	(1,380)

Net assets acquired	$1,384

Goodwill recorded in this transaction is not deductible for tax purposes. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held Enterprise Resource Planning (ERP) provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. At the time of the acquisition, ROI had approximately $3.6 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.2 million. The Company plans to continue to develop and support ROI’s existing product line and to leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its web services manufacturing solution to an expanded base of midmarket customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of ROI as a purchase in the third quarter of 2003 and the results of ROI operations are included in the accompanying consolidated statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to ROI’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 8, 2003, with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimates of fair values. The following table summarizes the components of the purchase price (in thousands):

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

The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of ROI using the purchase method as if it occurred on January 1, 2003. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred at that time. (in thousands, except per share data)

Three Months ended March 31, 2003
Total revenues	$39,160
Net income applicable to common stockholders	2,007
Net income per share applicable to common stockholders:
Basic	0.04
Diluted	0.04

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. Further, this acquisition enables the Company to offer a complete end-to-end solution for the midmarket distribution industry, and is consistent with the Company’s increased focus on key vertical markets. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded this purchase in the third quarter of 2003 and the results of TDC and T7 operations are included in the accompanying consolidated statement of operations from the date of acquisition.

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

Note 7.    Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. Based on management’s review of goodwill at March 31, 2004, the Company has not identified an impairment. The following table represents the balance and changes in goodwill as of and for the three months ended March 31, 2004 (in thousands):

Balance as December 31, 2003	$10,841
Goodwill acquired during the three months ended March 31, 2004:
Platsoft	$393

Balance as of March 31, 2004	$11,234

During the first quarter of 2004, the Company acquired Platsoft (see Note 6). As a result of this transaction, the Company added the following intangible assets (in thousands):

	Platsoft	Amortizable Life
Customer base	$1,065	5 years
Covenant not to compete	38	2 years

Total	$1,103

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. Based on management’s review of intangible assets at March 31, 2004, the Company does not believe there is an impairment.

The following summarizes the components of intangible assets (in thousands):

	As of March 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$28,338	$20,728	$7,610	$28,338	$20,264	$8,074
Customer base	10,255	6,591	3,664	9,190	6,253	2,937
Trademark	1,550	226	1,324	1,550	149	1,401
Covenant not to compete	548	117	431	510	75	435

Total	$40,691	$27,662	$13,029	$39,588	$26,741	$12,847

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended March 31, 2004 and 2003 was $880,000 and $1,712,000 respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended March 31, 2004 and 2003 was $41,000 and $0 respectively. Estimated amortization expense for the remainder of 2004, 2005, 2006, 2007 and thereafter approximates $2,896,000, $3,800,000, $2,479,000, $2,382,000, and $1,472,000, respectively.

Note 8.    Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2002	$139	$3,868	$—	$4,007
2003 restructuring charges and other	—	937	—	937
ROI acquisition	986	707	192	1,885
Write-off of impaired assets	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	(3,291)

Balance at December 31, 2003	$270	$3,076	$126	$3,472
2004 restructuring charges and other	437	780	—	1,217
Cash payments	(648)	(1,053)	(115)	(1,816)

Balance at March 31, 2004	$59	$2,803	$11	$2,873

Less current portion	(59)	(1,009)	(11)	(1,079)

Total long-term restructuring reserve	$—	$1,794	$—	$1,794

2004 Restructuring Charges and Other

In the first quarter of 2004, the Company recorded restructuring charges and other of $1,217,000. This charge represents $437,000 of separation costs related to the reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce, from all functional areas of the Company. As of March 31, 2004, all of these terminations had been completed. The remaining charge includes $379,000 for the additional loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants and $401,000 for the additional loss on one of the Company’s international facilities. The Company determined that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003 (see Note 6), the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees, or 26% of the ROI workforce, were terminated from all functional areas. At March 31, 2004, the balance of the ROI accrued restructuring was $218,000, representing $207,000 for facilities costs related to the closing of certain ROI offices and $11,000 for remaining asset impairments. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

2003 Restructuring Charges and Other

During 2003, the Company recorded an additional restructuring charge of $937,000 related to a facility that was to be consolidated as part of the Company’s 2002 restructuring. The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of sublease income. The Company recorded the additional restructuring charge based on revised sublease income as a result of a new sublease agreement entered into during 2004.

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

Note 9.    Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	March 31, 2004	December 31, 2003
Deferred license fees	$1,277	$883
Deferred maintenance	32,731	29,849
Deferred consulting	6,912	6,613

Total	$40,920	$37,345

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

Note 10.    Credit Facility

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of March 31, 2004, the Company was in compliance with all covenants included in the terms of the credit agreement. To date, no amounts have been borrowed under this revolving credit facility.

Note 11.    Provision for Income Taxes

The Company recorded a provision for income taxes for the first quarter of 2004 in the amount of $0.1 million and no provision in the first quarter of 2003. The provision for the first quarter of 2004 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward. The effective tax rate for the three months ended March 31, 2004 was 4.0% while the effective tax rate for the three months ended March 31, 2003 was zero. The effective tax rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards. The Company has provided a valuation allowance on 100% of its deferred tax assets. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be a direct increase to stockholder’s equity.

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

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be pari-passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of March 31, 2004. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari-passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10. Additionally, in the event that 50% or more of the company’s voting power is transferred, or all or substantially all of the Company’s assets are acquired, the holders of the Series D preferred stock shall be entitled to receive the greater of (i) $38.20 per share plus all accrued or declared but unpaid dividends on such shares; or (ii) the amount per share that the holders of Series D Preferred Stock would have been entitled to receive had all holder of all series of Preferred Stock converted all their shares of Preferred Stock into Common Stock immediately prior to such event.

During the first quarter of 2003, the Company recorded $241,000 for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock. In connection with this placement, the Company incurred transaction costs of approximately $166,000, which were netted against the gross proceeds.

Note 13.    Officer Notes Receivable

In February 2003, the promissory notes from the Company’s Chief Executive Officer (CEO) came due and the principal and interest were repaid with a combination of a cash payment of $3,580,000 and the return of the 2,000,000 shares of common stock related to the February 1996 restricted stock agreement. The market value of the shares on the repayment date was $2.13 per share. These shares were retired and are not available for reissuance.

Note 14.    Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $591,000 for the three months ended March 31, 2004, based on a three-year vesting period.

Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for the remainder of 2004 and 2005 is as follows:

Quarter Ending	Compensation Expense
June 30, 2004	$591,000
September 30, 2004	591,000
December 31, 2004	591,000
March 31, 2005	591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock-based compensation expense	$4,137,000

Note 15.    Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three months ended March 31, 2004 and 2003, the Company recorded compensation expense of $64,000 and $121,000, respectively, related to this restricted stock. The Company will record future stock-based compensation expense of up to $207,000 over the vesting period of the restricted shares, which represents the fair market value of the remaining restricted common stock issued on the exchange date. Compensation expense to be charged to operations for the remainder of 2004 and 2005 approximates $192,000, and $15,000 respectively, assuming all restricted stock grants vest.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (see Note 14) for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months ended March 31,
	2004	2003
Cost of revenues	$28,000	$27,000
Sales and marketing	8,000	32,000
Software development	2,000	12,000
General and administrative	617,000	205,000

Total stock-based compensation expense	$655,000	$276,000

Note 16.    Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 (see Note 15). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of March 31, 2004, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the first quarter vesting of the restricted stock issued in connection with the stock option exchange program, the following treasury stock acquisitions were made during the first quarter of 2004:

Vesting Date	Shares acquired	Value of Shares
January 26, 2004	10,017	$172,000

Note 17.    Segment Information

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

Operating segment data for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended March 31, 2004:
Revenues	$10,448	$11,952	$20,557	$403	$43,360
Cost of revenues	2,658	8,687	5,466	310	17,121

Gross profit	$7,790	$3,265	$15,091	$93	$26,239

Three months ended March 31, 2003:
Revenues	$7,805	$8,379	$17,603	$545	$34,332
Cost of revenues	2,982	6,949	4,616	307	14,854

Gross profit	$4,823	$1,430	$12,987	$238	$19,478

The following schedule presents the Company’s operations by geographic area for the three months ended March 31, 2004 and 2003 (in thousands):

	United States	United Kingdom	Australia and Asia	Canada	Other	Consolidated
Three months ended March 31, 2004:
Revenues	$31,473	$7,135	$1,924	$2,174	$654	$43,360
Operating income (loss)	632	1,294	334	1,295	(117)	3,438
Identifiable assets	59,956	24,144	12,644	3,160	3,017	102,921

Three months ended March 31, 2003:
Revenues	$23,947	$6,229	$1,993	$1,816	$347	$34,332
Operating income (loss)	(461)	1,945	423	1,083	(308)	2,682
Identifiable assets	45,494	17,513	10,872	1,778	2,240	77,897

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 18.    Contingencies

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2004 is not considered significant to the Company’s financial position, results of operations or cash flows.

Note 19.    Pending Acquisition of Scala

In December 2003, the Company announced its intent to conduct a public offer to acquire all issued and outstanding shares of Scala Business Solutions N.V. (Scala) pursuant to the merger protocol signed on November 14, 2003. The merger protocol was subsequently amended on April 14, 2004. The total estimated purchase price of Scala is $96.5 million. This includes the value of shares to be issued of $47.5 million, based on the average closing price of Epicor’s common stock for three days before and after the announcement of the transaction, cash to be paid of $44.6 million and estimated transaction costs of $4.4 million. The Company expects to fund the cash outlay from its existing cash balances and borrowings under its new credit facility. The Company currently expects to commence the offer period and close the transaction during the second quarter of 2004.

For the year ended December 31, 2003, Scala had total revenues of $69.1 million and as of December 31, 2003 total assets of $43.3 million. Under the terms of the merger protocol with Scala, in the event that the acquisition were not completed due to a material breach of the merger protocol by the Company, the Company could incur a EUR 3.0 million (approximately $3.7 million USD based on current exchange rates) break up charge associated with the unsuccessful transactions.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies in the planning, management and operation of their businesses. The Company is focused on the mid-market, which includes companies with annual revenues between $10 million and $500 million. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes, and procedures – from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting. By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of value- added resellers (VARs), distributors and authorized consultants.

Recent Events

On November 14, 2003, the Company entered into a merger protocol with Scala Business Solutions N.V. (Scala) pursuant to which the Company agreed to make a public exchange offer for all of the outstanding shares of Scala upon the satisfaction of certain conditions. The merger protocol was subsequently amended on April 14, 2004. The total estimated purchase price of Scala is $96.5 million. This includes the value of shares to be issued of $47.5 million, based on the average closing price of Epicor’s common stock for three days before and after the announcement of the transaction, cash to be paid of $44.6 million and estimated transaction costs of $4.4 million. The Company expects to fund the cash outlay from its existing cash balances and borrowings under its new credit facility. The Company currently expects to commence the offer period and close the transaction during the second quarter of 2004 (see Note 19 of the “Notes to Unaudited Condensed Consolidated Financial Statements”).

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

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2004. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. The Company’s capitalized software development costs were fully amortized in late 2003.

Intangible Assets

The Company’s intangible assets were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, TDC/T7 asset purchase in July 2003 and the Platsoft acquisition in February 2004 and represent acquired technology, customer base, trademarks and covenants not to compete. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003 and the Company’s acquisition of Platsoft in February 2004. In accordance with SFAS No. 141, “Business Combinations” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS 142, the Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company grants stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense is recorded for stock options. If proposals currently under consideration by accounting standards organizations and governmental authorities requiring immediate expense recognition for stock options are adopted, the Company may be required to treat the value of the stock options granted to employees as compensation expense, which could have a material adverse impact on the Company’s operating results.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2002	$139	$3,868	$—	$4,007

2003 restructuring charges and other	—	937	—	937
ROI acquisition	986	707	192	1,885
Write-off of impaired assets	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	(3,291)

Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	780	—	1,217
Cash payments	(648)	(1,053)	(115)	(1,816)

Balance at March 31, 2004	$59	$2,803	$11	$2,873

Less current portion	(59)	(1,009)	(11)	(1,079)

Total long-term restructuring reserve	$—	$1,794	$—	$1,794

2004 Restructuring Charges and Other

In the first quarter of 2004, the Company recorded restructuring charges and other of $1,217,000. This charge represents $437,000 of separation costs related to the reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce, from all functional areas of the Company. As of March 31, 2004, all of these terminations had been completed. The remaining charge includes $379,000 for the additional loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants and $401,000 for the additional loss on one of the Company’s international facilities. The Company determined that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At March 31, 2004, the balance of the ROI accrued restructuring was $218,000, representing $207,000 for facilities costs related to the closing of certain ROI offices and $11,000 for remaining asset impairments. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

2003 Restructuring Charges and Other

During 2003, the Company recorded an additional restructuring charge of $937,000 related to a facility that was to be consolidated as part of the Company’s 2002 restructuring. The Company determined that sublease income on this facility would not be realized according to the original estimate used in the 2002 restructuring due to the unanticipated loss of sublease income. The Company recorded the additional restructuring charge based on revised sublease income as a result of a new sublease agreement entered into during 2004.

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

Acquisitions

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million cash; $0.7 million was paid on February 18, 2004 and future payments of $0.2 million to be paid on February 18, 2005 and on February 18, 2006. The group includes Platsoft, a value-added reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Platsoft’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 18, 2004, with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$730
Future payment due	438
Transaction costs	216

Total purchase price	$1,384

Fair value of tangible assets acquired	$1,268
Customer base	1,065
Covenant not to compete	38
Goodwill	393
Assumed liabilities	(1,380)

Net assets acquired	$1,384

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held ERP provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. At the time of the acquisition, ROI had approximately $3.6 million in cash and marketable securities, resulting in a net cash outlay of approximately $17.2 million. The Company plans to continue to develop and support ROI’s existing product line and to leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its web services manufacturing solution to an expanded base of midmarket customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of ROI as a purchase in the third quarter of 2003 and the results of ROI operations are included in the accompanying consolidated statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to ROI’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 8, 2003, with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimates of fair values. The following table summarizes the components of the purchase price (in thousands):

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

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million is to be paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. Further, this acquisition enables the Company to offer a complete end-to-end solution for the midmarket distribution industry, and is consistent with the Company’s increased focus on key vertical markets. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded this purchase in the third quarter of 2003 and the results of TDC and T7 operations are included in the accompanying consolidated statement of operations from the date of acquisition.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 (in millions, except percentages):

	Three months ended March 31,
	2004	2003	Change $	Change %
Revenues:
License fees	$10.4	$7.8	$2.6	33.3%
Consulting	12.0	8.4	3.6	42.9%
Maintenance	20.6	17.6	3.0	17.0%
Other	0.4	0.5	(0.1)	(20.0)%

Total revenues	$43.4	$34.3	$9.1	26.5%
Percentage of total revenues:
License fees	24.0%	22.7%
Consulting	27.6%	24.4%
Maintenance	47.5%	51.3%
Other	0.9%	1.6%

Total revenues	100.0%	100.0%
Amortization of intangible assets and capitalized software development costs	$0.9	$1.7	$(0.8)	(47.1%)
Percentage of total revenues	2.1%	5.0%
Gross profit	$26.2	$19.5	$6.7	34.4%
Percentage of total revenues	60.4%	56.7%
Sales and marketing	$9.8	$8.2	$1.6	19.5%
Percentage of total revenues	22.6%	23.8%
Software development	$5.8	$4.8	$1.0	20.8%
Percentage of total revenues	13.4%	13.9%
General and administrative (including provision for doubtful accounts)	$5.4	$3.6	$1.8	50.0%
Percentage of total revenues	12.4%	10.5%
Stock-based compensation expense	$0.7	$0.3	$0.4	133.3%
Percentage of total revenues	1.6%	0.8%
Provision for income taxes	$0.1	$—	$0.1	—
Effective tax rate	4.0%	0.0%
Value of beneficial conversion related to preferred stock	$—	$0.2	$(0.2)	—

Revenue

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004, as compared to the same period in 2003. This increase is the result of an approximate 42% increase in sales volume and an approximate 12% increase in average selling price, both of which are attributable to the Company’s broad-based improvement across all businesses and products plus the contribution of license revenue from the ROI acquisition, which contributed approximately 19% of the quarter-over-quarter growth and accounted for 14% of the sales volume increase. The Company expects total revenues to remain at or near first quarter levels until the completion of the Scala acquisition at which time the Company expects an increase in total revenues.

Consulting revenues increased in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004, as compared to the same period in 2003. This increase is due to both the increase in license revenues which has resulted in increased implementation engagements and the acquisitions of ROI and TDC/T7 which added approximately $2.0 million in consulting revenues for the three months ended March 31, 2004.

Maintenance revenues increased in absolute dollars for the three months ended March 31, 2004, as compared to the same period in 2003. This increase is due to both the ROI acquisition, which resulted in additional maintenance revenues of $2.4 million and to continued high renewal rates experienced by the Company’s customer base.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars and as a percentage of total revenues for the three months March 31, 2004, as compared to the same period in 2003, is due to a decrease in third-party hardware sales as a result of increased competition in the Company’s hardware sales business.

International revenues were $11.9 million and $10.4 million for the three months ended March 31, 2004 and 2003, respectively, representing 27.4% and 30.2%, respectively, of total revenues. The increase in international revenues in absolute dollars for the three months ended March 31, 2004, as compared to the same period in 2003, is due primarily to a foreign currency exchange rate impact of approximately $1.6 million offset by a $0.1 million decrease in total international revenues. The foreign exchange impact is primarily the result of the strengthening of the British pound sterling against the US dollar. International license revenues decreased by approximately $0.3 million largely due to decreases in license revenues in Australia as a result of increased. International maintenance revenues increased by approximately $0.2 million for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to continued high renewal rates in Europe. With sales offices located in Canada, Europe, Australia, Asia and South America, the Company expects international revenues to remain a significant portion of total revenues.

The Company’s total revenue per employee increased from $170,000 to $183,000 for the three months ended March 31, 2004, as compared to the same period in 2003. This increase is primarily due to increased 2004 sales levels and the ROI acquisition in July 2003.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, TDC/T7 asset purchase in July 2003 and the Platsoft acquisition in February 2004. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended March 31, 2004 and 2003, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $0.9 million and $1.4 million, respectively. The decrease in amortization expense related to intangible assets is due to the Dataworks acquired technology which was fully amortized by December 2003. Amortization of acquired technology and trademarks will be complete in 2008, and amortization of the customer base will be complete in 2010.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the three months ended March 31, 2003, the Company recorded amortization expense related to capitalized software development costs of $0.3 million. For the three months ended March 31, 2004, the Company had no amortization expense related to capitalized software development costs as the Company’s capitalized software development costs were fully amortized in late 2003. The Company did not capitalize any software development costs for the three months ended March 31, 2004, as no costs were eligible for capitalization.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software developments costs and acquired intangible assets. Cost of license fees decreased $0.3 million due to the decrease of approximately $0.8 million in amortization of certain intangible assets and capitalized software development costs in late 2003 offset by an increase in software royalties of $0.5 million due to increased license revenues. This decrease in cost of revenues resulted in an increase in gross profit from license revenues.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization that provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. Cost of consulting revenues increased $1.7 million primarily due to the acquisition of ROI in July 2003. Consulting margins improved as a result of increased utilization rates due to the greater number and larger size of the implementation projects as a result of increasing license revenues.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. Cost of maintenance revenues increased $0.9 million due to the acquisition of ROI in July 2003, which resulted in additional maintenance costs of $0.4 million, and increased maintenance royalties due to increased maintenance revenues. Maintenance margins remained constant for the three months ended March 31, 2004 as compared to the same period in 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three months ended March 31, 2004, as compared to the same period in 2003, is due an increase in commission expense of $0.5 million as a result of increased license revenues. The remaining decrease is due to the ROI acquisition in July of 2003. Sales and marketing expenses decreased as a percentage of revenue due to the increase in license revenues revenues for the three months ended March 31, 2004, as compared to the same period in 2003. The Company expects sales and marketing expenses to remain at or near first quarter levels until the completion of the Scala acquisition at which time the Company expects an increase in these expenses.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. The majority of these expenses are incurred in North America and Mexico, where the Company operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three months ended March 31, 2004 and 2003, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three months ended March 31, 2004 and 2003 was insignificant.

Software development expenses increased in absolute dollars for the three months ended March 31, 2004, as compared to the same period in 2003. This increase is primarily due to additional headcount related expenses as a result of the ROI and TDC/T7 acquisitions in July 2003. Software development expenses decreased as a percentage of revenue due to the increase in license revenues for the three months ended March 31, 2004, as compared to the same period in 2003. The Company expects software development expenses to remain at or near first quarter levels until the completion of the Scala acquisition at which time the Company expects an increase in these expenses.

General and Administrative Expense, including Provision for Doubtful Accounts

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The increase in absolute dollars for the three months ended March 31, 2004, as compared to the same period in 2003, is due to (i) the acquisition of ROI in July 2003, which added approximately $0.1 million in additional expenses in the first quarter of 2004, (ii) $41,000 in amortization expense for the covenant not to compete intangible assets that were recorded as a result of the ROI acquisition in July 2003 and the Platsoft acquisition in February 2004, (iii) increased employer payroll taxes of approximately $0.1 million for 2003 bonuses paid in the first quarter of 2004, (iv) additional health insurance costs of $0.1 million in the first quarter of 2004 related to the acquisition of ROI, (v) office relocation expenses incurred in the first quarter of 2004 of approximately $50,000 related to the corporate headquarters move (vi) offset by the decrease in the provision for doubtful accounts of $1.1 million in the first quarter of 2003.

During the first quarter of 2003, the Company recognized a $1.1 million benefit to its provision for doubtful accounts. As described below, this is the result of payments received on previously reserved, past due balances and overall improvements in the aging of the Company’s receivables.

In 2002, the Company estimated that collection on three large accounts had become unlikely given the then current facts and circumstances. Specifically, these customers stopped making payments due under their contractual terms to the Company. As a result of these nonpayments and in accordance with its policy regarding severely past due accounts, the Company reviewed the status of these accounts. Based on conversations with the customers in which the customers expressed dissatisfaction, it became evident to the Company that payment on the remaining balance was uncertain. Therefore, in accordance with the Company’s policy, the Company fully reserved the remaining amounts receivable on these accounts. In the first quarter of 2003, as a result of events not foreseen in 2002, the Company made significant progress in resolving the customers’ dissatisfaction and received payments on substantially all of the outstanding balances. As a result, the Company reversed the reserves for these three accounts which accounted for a substantial portion of the $1.1 million reversal.

In addition, the Company experienced continued improved collection performance in the first quarter of 2003 resulting from the implementation of enhanced collection processes. As a result, the Company had an overall improvement in the aging of its receivables from the fourth quarter of 2002 to the first quarter of 2003, evidenced by a decrease in the percentage of accounts receivable over 90 days from December 31, 2002 to March 31, 2003. The remainder of the $1.1 million reversal is largely attributable to this overall improvement.

The Company expects general and administrative expenses to remain at or near first quarter levels until the completion of the Scala acquisition at which time the Company expects an increase in these expenses.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the three months ended March 31, 2004 and 2003 was related to both restricted stock issued as part of the 2001 stock option exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For the three months ended March 31, 2004 and 2003 stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $0.6 million and $0.2 million, respectively.

Future quarterly stock-based compensation expense to be charged to operations for 2004 and 2005 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO and the 2001 stock option exchange program is as follows:

Quarter Ending	CEO Restricted Stock	Stock Option Exchange Program	Total Future Compensation Expense
June 30, 2004	$591,000	$64,000	$655,000
September 30, 2004	591,000	64,000	655,000
December 31, 2004	591,000	64,000	655,000
March 31, 2005	591,000	15,000	606,000
June 30, 2005	591,000	—	591,000
September 30, 2005	591,000	—	591,000
December 31, 2005	591,000	—	591,000

Total future stock-based compensation expense	$4,137,000	$207,000	$4,344,000

Provision for Income Taxes

The Company recorded a provision for income taxes for the first quarter of 2004 in the amount of $0.1 million and no provision in the first quarter of 2003. The provision for the first quarter of 2004 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward. The effective tax rate for the three months ended March 31, 2004 was 4.0% while the effective tax rate for the three months ended March 31, 2003 was zero. The effective tax rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards. The Company has provided a valuation allowance on 100% of its deferred tax assets. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, for which there will be a direct increase to stockholder’s equity.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the three months ended March 31, 2004 (in millions):

Cash and cash equivalents	$38.1
Working capital	5.0
Working capital, excluding deferred revenue	46.0
Net cash used in operating activities	(0.1)
Net cash used in investing activities	(2.0)
Net cash provided by financing activities	1.4

As of March 31, 2004, the Company’s principal sources of liquidity included cash and cash equivalents of $38.1 million. Additionally, as described below, the Company has a $15 million revolving credit facility. To date, no amounts have been borrowed against this revolving credit facility. The Company’s used $0.1 million for operating activities during the three months ended March 31, 2004, primarily to fund its operations. Cash outlays in the first quarter of 2004 included payment of 2003 bonuses and commissions, Scala acquisition costs (included in other current assets in the accompanying consolidated financial statements) and severance benefits associated with the 2004 restructuring. As of March 31, 2004, the Company had $2.9 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $1.0 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $46.0 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature.

The Company’s principal investing activities for the three months ended March 31, 2004 included capital expenditures of $1.0 million and the acquisitions of Platsoft for $1.0 million. The Company anticipates capital spending in the second quarter to be consistent with first quarter levels due to infrastructure costs, primarily technology, for its new corporate headquarters which the Company occupied in April 2004.

Financing activities for the three months ended March 31, 2004 included payments of $0.2 million to acquire treasury stock in connection with the Company’s stock option exchange program. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.5 million and proceeds from the exercise of employee stock options in the amount of $1.0 million.

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of March 31, 2004, the Company was in compliance with all covenants included in the terms of the credit agreement. To date, no amounts have been borrowed under this revolving credit facility.

In December 2003, the Company announced its intent to conduct a public offer to acquire all issued and outstanding shares of Scala pursuant to the previously discussed merger protocol signed on November 14, 2003. The merger protocol was subsequently amended on April 14, 2004. The Company currently expects to commence the offer period and close the transaction during the second quarter of 2004. The total estimated purchase price of Scala is $96.5 million. This includes the value of shares to be issued of $47.5 million, based on the average closing price of Epicor’s common stock for three days before and after the announcement of the transaction, cash to be paid of $44.6 million and estimated transaction costs of $4.4 million. The Company expects to fund the cash outlay from its existing cash balances and borrowings under its new credit facility.

In the first quarter of 2004, the Company had negative cash flow from operations of $0.1 million primarily due to payments for 2003 bonuses and commissions, Scala acquisition costs, and severance benefits related to the 2004 restructuring. Historically, the Company has experienced decreased cash flows from operations in the first quarter of each year due to the bonuses and commission payments made in the first quarter related to the prior year. Prior to this quarter the Company had generated positive operating cash flows for each of the quarters in 2002 and 2003 primarily due to improved operating results and improvements in its accounts receivable collections. The Company expects to generate positive cash flow from operations for the remainder of 2004.

As of March 31, 2004 the Company had cash and cash equivalents of $38.1 million. In addition, at such date, the company had borrowing capacity under its senior revolving credit facility of $15 million. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three months ended March 31, 2004 of $3.5 million. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No, 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R, which, among other things, revised the implementation date to the first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company has determined that it does not have any SPE’s to which these interpretations apply and has adopted FIN 46R in the first quarter of 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to allocate the consideration received on arrangements involving multiple arrangements based on their relative fair values. Further, this EITF requires that the companies consider the revenue recognition criteria separately for each of the deliverables. This EITF is applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on January 1, 2003 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

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

SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company adopted SFAS No. 150 effective July 1, 2003 and such adoption did not have an impact on the Company’s consolidated financial statements as the Company has not issued any of these types of financial instruments.

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company will adopt EITF 03-6 for the quarter ended June 30, 2004. The Company does not believe that the adoption of EITF 03-6 will have a material impact on its earnings per share calculation.

Certain Factors that May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. These statements include the Company’s expectation that (i) the Company will continue to develop and support ROI’s existing product line and to leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries, (ii) the Company will continue to develop, distribute and support TDC’s warehouse management solution as a key component of its distribution suite, (iii) the Company will continue to develop and support Platsoft’s existing customer to create new sales opportunities, (iv) the Company’s total revenues will remain at or near current first quarter levels until the completion of the Scala acquisition at which time the total revenues will increase, (v) international revenues will continue to represent a significant portion of total revenues, (vi) sales and marketing expenses, software development expenses and general and administrative expenses will remain at or near first quarter levels until the completion of the Scala acquisition at which time these expenses will increase (vii) remaining DataWorks merger obligations will be funded from existing cash reserves and operations, (viii) the Company’s capital spending on property and equipment will increase for the remainder of 2004 and these expenditures will be funded from existing cash reserves and operations, (ix) the Company will generate positive cash flow from operations for the remainder of 2004, (x) the Company will have sufficient sources of financing to continue its operations through at least the next twelve months, (xii) the adoption of SFAS No. 149 and SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements, (xiii) the Company will commence the Scala offer period and close the transaction in the second quarter of 2004, (xiv) the total cash outlay for the Scala acquisition will be approximately $45.0 million, plus 4.1 million shares of Company common stock and will be funded from existing cash balances, borrowings and funds from future operations (xv) current legal proceedings will not have material adverse effect on the Company and; (xvi) Platsoft’s technical resourses are expected to enhance the Company’s service efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 34 to 43. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2004.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the first quarter of 2004, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $3.5 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the first quarter of 2004 and all of 2003, 13% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this increase in the distribution channel to the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, though they may effectively terminate the agreements by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

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

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and apart from historical ROI MANAGE 2000 customers, there is normally no requirement that a customer so renew or that a customer pay new license fees or service fees to the Company following the initial purchase.

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

The market for Web-based development tools, application products and consulting and education services continues to emerge, which could negatively affect our client/server-based products and if the Company fails to respond effectively to evolving requirements of this market, the Company’s business, financial condition, results of operations and cash flows will be materially and adversely affected.

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

The business information systems industry in general and the manufacturing, CRM and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt more quickly than will the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

We may not be able to maintain and expand our product offerings or business if we are not able to retain, hire and integrate sufficiently qualified personnel.

The Company’s success depends in large part on the continued service of key management personnel that are not subject to employment agreements. In addition, the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. For example, the Company has at times, including during the rise of the Internet companies in the mid to late 1990’s, experienced significant attrition and difficulty in recruiting qualified personnel, particularly in software development and customer support. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel or attract other qualified key personnel in the future. The failure to attract or retain such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the first quarter of 2004 and all of 2003, 27.4% and 29.5%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

From January 1, 2001 through March 31, 2004, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $7.4 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $38.1 million at March 31, 2004. The Company has however, experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. The Company paid off its original credit facility on August 1, 2003 and terminated this facility on September 30, 2003. On January 28, 2004, the Company entered into a new credit facility with a borrowing capacity of $15 million. To date, no amounts have been borrowed under this revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2003, the price of the Company’s common stock has ranged from a low of $0.65 to a high of $13.60. For the quarter ended March 31, 2004, the stock price ranged from a low of $11.58 to a high of $17.50. As of April 26, 2004, the Company had 46,388,431 shares of Common Stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

We intend to acquire Scala through a friendly public offer for all the outstanding ordinary shares in the capital of Scala. However, the exchange offer may not be completed unless the number of Scala ordinary shares tendered into the exchange offer, plus any other Scala ordinary shares held by Epicor, represents at least 95% of the outstanding Scala ordinary shares at the expiration of the exchange offer. If the percentage of Scala ordinary shares tendered is at least 80% but less than 95% of the outstanding Scala ordinary shares at the expiration of the exchange offer, Epicor will have the option, but not the obligation, to waive this 95% requirement. If the percentage of Scala ordinary shares tendered is less than 80% at the expiration of the exchange offer, Epicor will have the opportunity to consult with Scala and if Scala agrees, Epicor could decrease the required percentage and/or extend the term of the exchange offer. Notwithstanding these provisions, it is possible that we may fail to complete the exchange offer because an insufficient number of Scala ordinary shares are tendered into the exchange offer.

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

In addition, if the acquisition is not completed, valuable resources, including Company management’s time and effort, will have been diverted from other potentially productive pursuits. Finally, if we are unsuccessful in completing the Scala transaction, it is possible that the Company’s operating results could be negatively impacted by a break up fee, the write off of transaction costs incurred to date, or both. Specifically, under the terms of the Company’s merger protocol with Scala, in the event that the acquisition were not completed due to a material breach of the merger protocol by the Company, the Company could incur a EUR 3.0 million (approximately $3.7 million USD based on current exchange rates) break up charge associated with the unsuccessful transaction. Additionally, as of March 31, 2004, the Company has incurred approximately $2.1 million of legal, accounting and other fees related to the Scala transaction which, if we are unsuccessful in completing the transaction, will be written off. Such an amount would potentially be offset in whole or in part by the Company’s receipt of a break up charge to be received from Scala under the terms of the merger protocol in the event that the termination was caused by Scala’s material breach of the merger protocol, or by other conditions.

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

If the proposed acquisition of Scala is completed and we do not successfully integrate Scala and its operations with Epicor, a process that may be made more difficult due to geographic challenges, our ability to achieve anticipated revenue results for the Scala products may be adversely impacted and the business of Epicor may be disrupted and negatively impacted.

If the acquisition of Scala is completed, the success of the combined company will depend in part on the integration of the Scala business into Epicor. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of Epicor. Integration may be especially difficult because the operations and primary markets of Epicor are geographically disparate from those of Scala. The challenges involved in integrating Scala with Epicor would include:

•	coordinating Scala’s headquarters operations in the Netherlands, as well as its research and development facilities in Moscow, Russia, which are geographically distant from the operations of Epicor’s corporate headquarters in the United States and most of Epicor’s other foreign subsidiaries;

•	coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	combining product offerings;

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	demonstrating to the customers of Scala that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with us;

•	preserving distribution, marketing or other important relationships of both Epicor and Scala and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	successfully integrating the business cultures of Epicor and Scala, maintaining employee morale and retaining key employees; and

•	consolidating and rationalizing corporate information technology and administrative infrastructures;

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At March 31, 2004, the Company had $38.1 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $91,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its term loan and revolving credit facility will vary with market rates. Although the Company has provided quantitative disclosure in the past regarding interest rate risk associated with its term loan and revolving credit facility, such disclosure is no longer meaningful as the July 2000 credit facility was paid off and terminated in 2003 and no amounts have been drawn under the January 2004 credit facility. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk.  The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 27.4% of the Company’s total revenues for the three months ended March 31, 2004 and 26.3% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. For the three months ended March 31, 2004, the Company realized transaction gains of $44,000 primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves intercompany balances between Ireland and the United Kingdom. Given a hypothetical decrease of 10% in the Euro against the British pound sterling, the realized transaction loss would increase by approximately $879,000 at March 31, 2004 and likewise decrease the Company’s earnings and cash flows for the respective periods. Given a hypothetical increase of 10% in the Euro against the British pound sterling, the realized transaction loss would decrease by approximately $879,000 at March 31, 2004, and likewise increase the Company’s earnings and cash flows.

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

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K dated January 28, 2004 to report under Items 7 and 12, the Company’s January 28, 2004 press release announcing the Company’s fourth quarter 2003 and fiscal year 2003 results of operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date:	May 10, 2004	/s/ MICHAEL A. PIRAINO
Michael A. Piraino
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			File Herewith
		Form	File No.	Filing Date
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	June 30, 1997

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

4.1	Amended and Restated Preferred Stock Rights Agreement between the registrant and Mellon Investor Services LLC.	8-A/A	000-20740	November 21, 2001

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1990 (the “1990 Plan”).	S-4	333-114475	April 14, 2004

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Management contract or compensatory plan or arrangement.