Form 10-Q
period 2004-09-30
EPICOR SOFTWARE CORP
filed 2004-11-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 51,090,224 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,631	$38,881
Restricted cash	563	501
Accounts receivable, net	36,274	27,134
Prepaid expenses and other current assets	6,057	5,268

Total current assets	89,525	71,784

Property and equipment, net	6,306	3,040
Intangible assets, net	44,753	12,847
Goodwill	83,938	10,841
Other assets	4,002	3,711

Total assets	$228,524	$102,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,235	$5,958
Accrued expenses	38,970	26,038
Current portion of accrued restructuring costs	3,394	2,117
Deferred revenue	52,415	37,345

Total current liabilities	104,014	71,458

Long-term portion of accrued restructuring costs	3,140	1,355
Long-term debt	30,014	—

Total long-term liabilities	33,154	1,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock	10,423	10,423
Common stock	51	46
Additional paid-in capital	300,076	252,088
Less: treasury stock at cost	(3,043)	(322)
Less: unamortized stock compensation expense	(3,033)	(5,002)
Accumulated other comprehensive (loss) income	(402)	266
Accumulated deficit	(212,716)	(228,089)

Net stockholders’ equity	91,356	29,410

Total liabilities and stockholders’ equity	$228,524	$102,223

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	$15,295	$9,352	$37,990	$26,674
Consulting	15,814	10,637	40,838	27,752
Maintenance	30,104	19,797	73,171	55,358
Other	967	550	2,161	1,575

Total revenues	62,180	40,336	154,160	111,359

Cost of revenues:	22,111	15,349	56,705	42,220
Amortization of intangible assets and capitalized software development costs	2,655	1,986	4,655	5,215

Total cost of revenues	24,766	17,335	61,360	47,435

Gross profit	37,414	23,001	92,800	63,924

Operating expenses:
Sales and marketing	12,495	10,080	32,171	27,048
Software development	7,262	5,459	18,080	14,919
General and administrative	10,551	4,737	22,931	13,935
Provision for doubtful accounts	115	48	613	(841)
Stock based compensation expense	654	1,125	1,964	2,216
Restructuring charges and other	—	(292)	1,901	937
Settlement of claim	—	—	(284)	—

Total operating expenses	31,077	21,157	77,376	58,214

Income from operations	6,337	1,844	15,424	5,710
Other income, net	288	112	704	245

Income before income taxes	6,625	1,956	16,128	5,955
Provision for income taxes	334	118	755	208

Net income	$6,291	$1,838	$15,373	$5,747

Value of beneficial conversion related to preferred stock	—	—	—	(241)

Net income applicable to common stockholders	$6,291	$1,838	$15,373	$5,506

Other comprehensive income:
Net income	$6,291	$1,838	$15,373	$5,506
Unrealized foreign currency translation adjustments	(64)	241	(666)	1,367

Other comprehensive income	$6,227	$2,079	$14,707	$6,873

Net income per share applicable to common stockholders:
Basic	$0.12	$0.04	$0.31	$0.12
Diluted	$0.11	$0.04	$0.29	$0.11
Weighted average common shares outstanding:
Basic	52,892	46,796	49,856	46,069
Diluted	56,227	50,748	53,574	48,936

See accompanying notes to condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$15,373	$5,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,906	7,034
Stock-based compensation expense	1,964	2,216
Provision for doubtful accounts	613	(841)
Interest accrued on notes receivable from officers	—	(44)
Restructuring charges and other	1,901	937
Changes in operating assets and liabilities, net of effects of acquistions:
Accounts receivable	(265)	4,346
Prepaid expenses and other current assets	5,440	1,117
Other assets	(281)	(185)
Accounts payable	1,795	666
Accrued expenses	(8,375)	(6,525)
Accrued restructuring costs	(5,270)	(98)
Deferred revenue	(1,262)	(1,489)

Net cash provided by operating activities	18,539	12,881

Investing activities
Purchases of property and equipment	(3,692)	(1,023)
Increase in restricted cash	(62)	—
Cash paid for acquisitions, net of cash acquired	(35,447)	(18,736)

Net cash used in investing activities	(39,201)	(19,759)

Financing activities
Proceeds from long-term debt	30,000	—
Proceeds from exercise of stock options	1,580	733
Proceeds from employee stock purchase plan	1,085	519
Net proceeds from issuance of restricted stock	—	3
Purchase of treasury stock	(2,720)	(147)
Costs to register shares issued for Scala acquisition	(679)	—
Issuance of preferred stock, net of transaction costs	—	5,322
Collection of notes receivable from officers	—	3,580
Principal payments on credit facility	—	(2,229)

Net cash provided by financing activities	29,266	7,781

Effect of exchange rate changes on cash and cash equivalents	(854)	1,792

Net increase in cash and cash equivalents	7,750	2,695
Cash and cash equivalents at beginning of period	38,881	31,313

Cash and cash equivalents at end of period	$46,631	$34,008

NON-CASH ITEMS:
Common stock received in payment of notes receivable from officers	$—	$4,260

Issuance of shares for Scala acquisition	$46,012	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$275	$70

Income taxes	$328	$287

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

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

On June 18, 2004, the Company acquired Scala Business Solutions N.V., (Scala) a publicly held software company headquartered in Amsterdam, for a purchase price of approximately $93.6 million, including cash and stock. The transaction was accounted for as a purchase and the results of Scala’s operations are included in the accompanying consolidated statement of operations from June 18, 2004. As of September 30, 2004, approximately 2% of Scala shares had not been acquired by Epicor. The operations associated with this minority interest are recorded in other income, net, in the accompanying statement of operations. See Note 6 for additional information.

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

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income applicable to common stockholders as reported	$6,291	$1,838	$15,373	$5,506
Stock-based employee compensation expense determined
under fair value based method for all awards	(825)	(460)	(1,975)	(1,008)

Net income applicable to common stockholders – pro forma	$5,466	$1,378	$13,398	$4,498

Net income per share applicable to common stockholders as reported:
Basic	$0.12	$0.04	$0.31	$0.12
Diluted	$0.11	$0.04	$0.29	$0.11
Net income per share applicable to common stockholders – pro forma:
Basic	$0.10	$0.03	$0.27	$0.10
Diluted	$0.10	$0.03	$0.25	$0.09

For purposes of computing proforma net income, the Company estimates the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options based upon historical data.

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	4.3	0.5	3.6	0.5	4.3	0.5	3.6	0.5
Risk-free interest rate	2.8%	1.9%	2.2%	1.0%	2.8%	1.9%	2.2%	1.0%
Volatility	59.0%	61.2%	72.0%	80.0%	61.2%	61.2%	80.0%	80.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104, and

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

•	Statement of Position (SOP) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

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

If the services element of the arrangement is deemed essential to the functionality of the software arrangement, or if the Company enters into arrangements in which the customer payments are tied to specific milestones, the Company applies the provisions of SOP 81-1.

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

The Company has recorded unbilled consulting revenues totaling $1,142,000 and $629,000 at September 30, 2004 and December 31, 2003, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying condensed consolidated balance sheet.

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

For the three months ended September 30, 2004 and 2003, options to purchase 769,000 and 274,000 shares of common stock with a weighted average price of $12.80 and $11.25, respectively, were anti-dilutive and for the nine months ended September 30, 2004 and 2003, options to purchase 107,000 and 722,000 shares of common stock with a weighted average price of $14.32 and $7.78, respectively, were anti-dilutive, because the exercise prices of the options were greater than the average fair market value of the Company’s common stock for the periods then ended.

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income applicable to common stockholders	$6,291	$1,838	$15,373	$5,506

Basic:
Weighted average common shares outstanding	50,867	45,962	48,124	44,767
Weighted average common equivalent of convertible preferred stock	3,617	3,617	3,617	3,143
Weighted average common shares of unvested restricted stock	(1,592)	(2,783)	(1,885)	(1,841)

Shares used in the computation of basic net income per share	52,892	46,796	49,856	46,069

Net income per share applicable to common stockholders - basic	$0.12	$0.04	$0.31	$0.12

Diluted:
Weighted average common shares outstanding	52,892	46,796	49,856	46,069
Stock options	2,265	2,177	2,355	1,378
Unvested restricted stock	1,070	1,775	1,363	1,489

Shares used in the computation of diluted net income per share	56,227	50,748	53,574	48,936

Net income per share applicable to common stockholders - diluted	$0.11	$0.04	$0.29	$0.11

The Company has adjusted its previously reported basic earnings per share calculation for the three and nine months ended September 30, 2003 to include the effect of the weighted average convertible preferred stock. For the three months ended September 30, 2003, there was no impact of this adjustment to the previously reported basic earnings per share calculation of $0.04. For the nine months ended September 30, 2003, the impact of this adjustment was a $0.01 decrease to the previously reported basic earnings per share calculation of $0.13.

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

Note 6. Acquisitions

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of September 30, 2004, approximately 2% of Scala shares had not been acquired by Epicor.

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

Epicor anticipates that it will begin the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor will request the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment.

The total preliminary purchase price of Scala as of September 30, 2004, reflecting the 22,570,851 shares tendered during the initial offering period, 1,096,048 shares tendered during the subsequent offering period and 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and additional anticipated transaction costs. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,394

Total purchase price	$93,634

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company began to formulate a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.8 million for the estimated costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan is not completed and therefore different or further actions may be taken such as additional or different facility impairments and additional workforce reductions or relocations. The actions are expected to be completed by the end of 2004, and any changes will result in an adjustment to goodwill.

Further, the Company expects to incur additional transaction costs related to the acquisition, including costs related to the buy-out of the remaining outstanding Scala shares. The Company is also evaluating certain tax contingencies related to employment tax, transfer pricing and value-added tax issues in various regions of the world. No accrual has been established for these potential tax contingencies as of September 30, 2004, as the Company is still in the process of gathering information with respect to such matters. If it is determined that a liability exists for these matters, the establishment of the liability will be recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statement of operations from the June 18, 2004 acquisition date forward and include a minority interest of approximately 2% at September 30, 2004, contained in other income, net, representing the amounts allocable to Scala shares that were not tendered during the initial offer period.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,703
Accounts payable and accrued expenses	(21,344)
Accrued restructuring	(6,788)
Deferred revenue	(15,941)

Net assets acquired	$93,634

Goodwill recorded in this acquisition is deductible for tax purposes.

Included in cash and accrued liabilities as of the June 18, 2004 acquisition date and on the accompanying balance sheet as of September 30, 2004 is approximately $150,000 which is owed to former Scala option holders in exchange for Scala stock options that were tendered. The Company anticipates that this remaining amount will be paid out to the option holders in the fourth quarter of 2004.

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

Cash	$730
Future payment due	438
Transaction costs	216

Total purchase price	$1,384

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	394
Assumed liabilities	(1,380)

Net assets acquired	$1,384

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

Cash	$20,750
Transaction costs	683

Total purchase price	$21,433

Fair value of tangible assets acquired:
Cash and marketable securities	$3,592
Accounts receivable, net	3,194
Property and equipment, net	492
Prepaid and other assets	910

Total tangible assets acquired	8,188
Acquired technology	7,320
Customer base	460
Trademark	1,550
Covenant not to compete	320
Goodwill	9,536
Accrued restructuring	(1,885)
Assumed liabilities	(4,056)

Net assets acquired	$21,433

Goodwill recorded in this transaction is not deductible for tax purposes.

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash; $1.0 million was paid on July 1, 2003 and $0.9 million was paid on July 1, 2004. TDC and T7 are related entities as they are under common ownership. The assets acquired include intellectual property related to TDC’s warehouse management software, customer contracts, customer lists and fixed assets. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. Further, this acquisition enables the Company to offer a complete end-to-end solution for the midmarket distribution industry, and is consistent with the Company’s increased focus on key vertical markets. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded this purchase in the third quarter of 2003 and the results of TDC and T7 operations are included in the accompanying consolidated statement of operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,870
Transaction costs	52

Total purchase price	$1,922

Fair value of tangible assets acquired	$82
Acquired technology	670
Covenant not to compete	190
Goodwill	1,305
Assumed liabilities	(325)

Net assets acquired	$1,922

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Total revenues	$62,180	$57,479	$184,575	$171,581
Net income (loss) applicable to common stockholders	6,291	(5,850)	7,680	(6,269)
Net income (loss) per share applicable to common stockholders:
Basic	0.13	(0.14)	0.16	(0.15)
Diluted	0.12	(0.14)	0.15	(0.15)

Note 7. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. As of September 30, 2004, the Company has not identified any indicators of impairment associated with goodwill. The following table represents the balance and changes in goodwill as of and for the nine months ended September 30, 2004 (in thousands):

Balance as December 31, 2003	$10,841
Goodwill acquired during the nine months ended September 30, 2004:
Scala	$72,703
Platsoft	394

Balance as of September 30, 2004	$83,938

During the first and second quarters of 2004, the Company acquired Platsoft and Scala, respectively (Note 6). As a result of these transactions, the Company added the following intangible assets (in thousands):

	Platsoft	Scala	Weighted Average Amortization Period
Acquired technology	$—	$21,650	5 years
Customer base	1,065	7,260	7 years
Trademark	—	5,740	5 years
Third party funded development agreement	—	950	2.5 years
Covenant not to compete	38	—	2 years

Total	$1,103	$35,600

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of September 30, 2004, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following summarizes the components of intangible assets (in thousands):

	As of September 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$49,988	$22,918	$27,070	$28,338	$20,264	$8,074
Customer base	17,515	7,602	9,913	9,190	6,253	2,937
Trademark	7,290	707	6,583	1,550	149	1,401
Third party funded development agreement	950	108	842	—	—	—
Covenant not to compete	548	203	345	510	75	435

Total	$76,291	$31,538	$44,753	$39,588	$26,741	$12,847

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended September 30, 2004 and 2003 was $2,655,000 and $1,777,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $4,655,000 and $4,408,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended September 30, 2004 was $43,000 and $128,000 for the nine months ended September 30, 2004. No amortization expense was included in general and administrative expense for the same periods in 2003. Estimated amortization expense for the remainder of 2004, 2005, 2006, 2007, 2008 and thereafter approximates $2,673,000, $10,697,000, $9,297,000, $8,833,000, $7,718,000 and $5,535,000, respectively.

Note 8. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Other	Total restructuring costs
Balance at December 31, 2002	$139	$3,868	$—	$4,007

2003 restructuring charges and other	—	937	—	937
ROI acquisition	986	707	192	1,885
Write-off of impaired assets	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	(3,291)

Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	1,464	—	1,901
Scala acquisition	4,751	2,037	—	6,788
Write-off of impaired assets	—	—	(115)	(115)
Cash payments	(3,272)	(2,240)	—	(5,512)

Balance at September 30, 2004	$2,186	$4,337	$11	$6,534
Less current portion	(2,186)	(1,197)	(11)	(3,394)

Total long-term restructuring reserve	$—	$3,140	$—	$3,140

2004 Restructuring Charges and Other

For the nine months ending September 30, 2004, the Company recorded restructuring charges and other of $1,901,000. This charge represents $437,000 of separation costs related to the reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce, from all functional areas of the Company. As of September 30, 2004, all of these terminations had been completed. The remaining charge includes $379,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, $401,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region and $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income.

2004 Scala Acquistion

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company began to formulate a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,788,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability includes $4,751,000 for separation costs for terminated employees and $2,037,000 for the closing of certain of Scala’s facilities. The Company anticipates involuntarily terminating 131 Scala employees, or 23% of the Scala workforce. At September 30, 2004, 98 of these terminations had been completed and all other employees to be terminated have been notified. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003 (Note 6), the Company assumed a liability of $1,885,000 for the restructuring costs associated with a reduction in ROI’s workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees, or 26% of the ROI workforce, were terminated from all functional areas. At September 30, 2004, the balance of the ROI accrued restructuring was $46,000, representing $35,000 for facilities costs related to the closing of certain ROI offices and $11,000 for remaining asset impairments. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

Note 9. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	September 30, 2004	December 31, 2003
Deferred license fees	$670	$883
Deferred maintenance	45,155	29,849
Deferred consulting	6,590	6,613

Total	$52,415	$37,345

Included in the above total is $270,000 in deferred license fees, $12,759,000 in deferred maintenance and $122,000 in deferred consulting, recorded in connection with the Scala acquisition.

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

In January 2004, the Company entered into a two year, $15 million senior revolving credit facility with a financial institution. Quarterly interest payments are to be made on this credit facility, with any principal balance due at maturity, January 2006. The facility bears interest at a variable rate of either the prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. As of September 30, 2004, the interest rate was 3.425%, which was at LIBOR plus an applicable margin. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility from $15 million to $30 million. Thereafter, effective June 28, 2004, the revolving credit facility was amended to revise the minimum fixed charge coverage ratio. As of September 30, 2004, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended. In connection with the Scala acquisition, the Company borrowed the $30 million available under this credit facility.

Note 11. Provision for Income Taxes

The Company recorded a provision for income taxes for the nine months ending September 30, 2004 in the amount of $755,000 and a $208,000 provision for the nine months ending September 30, 2003. The provision for 2004 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward and tax liabilities to foreign jurisdictions after utilizations of net operating loss carryforwards. The effective tax rate for the nine months ended September 30, 2004 was 4.68% while the effective tax rate for the nine months ended September 30, 2003 was 3.6%. The effective tax rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards. The Company has provided a valuation allowance on 100% of its deferred tax assets. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, will result in a direct increase to stockholders’ equity.

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

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be pari-passu with any dividend paid to the holders of the Series C preferred stock and prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of September 30, 2004. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive, on a pari-passu basis with any distribution to the holders of the Series C preferred stock and prior and in preference to any distribution to the common stockholders, an amount per share equal to $19.10. Additionally, in the event that 50% or more of the company’s voting power is transferred, or all or substantially all of the Company’s assets are acquired, the holders of the Series D preferred stock shall be entitled to receive the greater of (i) $38.20 per share plus all accrued or declared but unpaid dividends on such shares; or (ii) the amount per share that the holders of Series D Preferred Stock would have been entitled to receive had all holder of all series of Preferred Stock converted all their shares of Preferred Stock into Common Stock immediately prior to such event.

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

Note 14. Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $591,000 and $1,056,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,773,000 and $1,944,000 for the nine months ended September 30, 2004 and 2003, respectively, based on a three year vesting period.

Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for the remainder of 2004 and 2005 is as follows:

Quarter Ending	Compensation Expense
December 31, 2004	$591,000
March 31, 2005	591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock-based compensation expense	$2,955,000

Note 15. Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the three months ended September 30, 2004 and 2003, the Company recorded compensation expense of $63,000 and $69,000, respectively, related to this restricted stock. For the nine months ended September 30, 2004 and 2003, the Company recorded compensation expense of $191,000 and $272,000, respectively. The Company will record future stock-based compensation expense of up to $78,000 over the vesting period of the restricted shares, which represents the fair market value of the remaining restricted common stock issued on the exchange date. Compensation expense to be charged to operations for the remainder of 2004 and 2005 approximates $63,000 and $15,000, respectively, assuming all restricted stock grants vest.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (Note 14) for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Cost of revenues	$17,000	$29,000	$62,000	$73,000
Sales and marketing	19,000	8,000	46,000	61,000
Software development	2,000	7,000	7,000	26,000
General and administrative	616,000	1,081,000	1,849,000	2,056,000

Total stock-based compensation	$654,000	$1,125,000	$1,964,000	$2,216,000

Note 16. Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock pursuant to the stock option exchange program executed in January 2001 (Note 15) and the issuance of restricted shares to the Company’s CEO (Note 14). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of September 30, 2004, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during the first, second and third quarters of 2004, respectively:

Vesting Date	Shares acquired	Value of Shares
January 26, 2004	10,017	$172,000
April 26, 2004	8,707	126,000
June 30, 2004	89,368	1,255,620
July 26, 2004	8,468	93,000
September 30, 2004	89,367	1,075,085

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

Operating segment data for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended September 30, 2004:

Revenues	$15,295	$15,814	$30,104	$967	$62,180
Cost of revenues	5,691	11,427	7,214	434	24,766

Gross profit	$9,604	$4,387	$22,890	$533	$37,414

Three months ended September 30, 2003:

Revenues	$9,352	$10,637	$19,797	$550	$40,336
Cost of revenues	3,847	8,584	4,551	353	17,335

Gross profit	$5,505	$2,053	$15,246	$197	$23,001

Nine months ended September 30, 2004:

Revenues	$37,990	$40,838	$73,171	$2,161	$154,160
Cost of revenues	11,580	29,867	18,580	1,333	61,360

Gross profit	$26,410	$10,971	$54,591	$828	$92,800

Nine months ended September 30, 2003:

Revenues	$26,674	$27,752	$55,358	$1,575	$111,359
Cost of revenues	10,075	22,759	13,673	928	47,435

Gross profit	$16,599	$4,993	$41,685	$647	$63,924

The following schedule presents the Company’s operations by geographic area for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	North America	Europe	Australia and New Zealand	Asia	Other	Consolidated
	(1)	(2)
Three months ended September 30, 2004:

Revenues	$33,732	$19,500	$1,653	$2,966	$4,329	$62,180
Operating income	2,449	2,751	533	336	268	6,337
Identifiable assets	66,639	139,124	5,945	7,843	8,973	228,524

Three months ended September 30, 2003:

Revenues	$31,444	$6,553	$1,309	$541	$489	$40,336
Operating income (loss)	(439)	2,113	476	(258)	(48)	1,844
Identifiable assets	62,013	19,268	7,904	2,521	839	92,545

Nine months ended September 30, 2004:

Revenues	$101,919	$37,012	$5,062	$4,486	$5,681	$154,160
Operating income	7,325	5,917	1,756	360	66	15,424
Identifiable assets	66,639	139,124	5,945	7,843	8,973	228,524

Nine months ended September 30, 2003:

Revenues	$84,478	$19,829	$4,399	$1,694	$959	$111,359
Operating income (loss)	(1,101)	6,231	1,517	(361)	(576)	5,710
Identifiable assets	62,013	19,268	7,904	2,521	839	92,545

(1)	Principally represents United States and Canada.
(2)	Principally represents United Kingdom and Netherlands.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2004 is not considered significant to the Company’s financial position, results of operations or cash flows.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at September 30, 2004. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004 and the Scala acquisition in June 2004 and represents acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004 and the acquisition of Scala in June 2004. In accordance with SFAS No. 141, “Business Combinations” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

Acquisitions

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of

Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of September 30, 2004, approximately 2% of Scala shares had not been acquired by Epicor.

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

Epicor anticipates that it will begin the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor will request the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment.

The total preliminary purchase price of Scala as of September 30, 2004, reflecting the 22,570,851 shares tendered during the initial offering period, 1,096,048 shares tendered during the subsequent offering period and 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and additional anticipated transaction costs. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,394

Total purchase price	$93,634

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company began to formulate a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.8 million for the estimated costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan is not completed and therefore different or further actions may be taken such as additional or different facility impairments and additional workforce reductions or relocations. The actions are expected to be completed by the end of 2004, and any changes will result in an adjustment to goodwill.

Further, the Company expects to incur additional transaction costs related to the acquisition, including costs related to the buy-out of the remaining outstanding Scala shares. The Company is also evaluating certain tax contingencies related to employment tax, transfer pricing and value-added tax issues in various regions of the world. No accrual has been established for these potential tax contingencies as of September 30, 2004, as the Company is still in the process of gathering information with respect to such matters. If it is determined that a liability exists for these matters, the establishment of the liability will be recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statement of operations from the June 18, 2004 acquisition date forward and include a minority interest of approximately 2% at September 30, 2004, contained in other income, net, representing the amounts allocable to Scala shares that were not tendered during the initial offer period.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,703
Accounts payable and accrued expenses	(21,344)
Accrued restructuring	(6,788)
Deferred revenue	(15,941)

Net assets acquired	$93,634

Goodwill recorded in this acquisition is deductible for tax purposes.

Included in cash and accrued liabilities as of the June 18, 2004 acquisition date and on the accompanying balance sheet as of September 30, 2004 is approximately $150,000 which is owed to former Scala option holders in exchange for Scala stock options that were tendered. The Company anticipates that this remaining amount will be paid out to the option holders in the fourth quarter of 2004.

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

Cash	$20,750
Transaction costs	683

Total purchase price	$21,433

Fair value of tangible assets acquired:
Cash and marketable securities	$3,592
Accounts receivable, net	3,194
Property and equipment, net	492
Prepaid and other assets	910

Total tangible assets acquired	8,188
Acquired technology	7,320
Customer base	460
Trademark	1,550
Covenant not to compete	320
Goodwill	9,536
Accrued restructuring	(1,885)
Assumed liabilities	(4,056)

Net assets acquired	$21,433

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,870
Transaction costs	52

Total purchase price	$1,922

Fair value of tangible assets acquired	$82
Acquired technology	670
Covenant not to compete	190
Goodwill	1,305
Assumed liabilities	(325)

Net assets acquired	$1,922

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Other	Total restructuring costs
Balance at December 31, 2002	$139	$3,868	$—	$4,007

2003 restructuring charges and other	—	937	—	937
ROI acquisition	986	707	192	1,885
Write-off of impaired assets	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	(3,291)

Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	1,464	—	1,901
Scala acquisition	4,751	2,037	—	6,788
Write-off of impaired assets	—	—	(115)	(115)
Cash payments	(3,272)	(2,240)	—	(5,512)

Balance at September 30, 2004	$2,186	$4,337	$11	$6,534
Less current portion	(2,186)	(1,197)	(11)	(3,394)

Total long-term restructuring reserve	$—	$3,140	$—	$3,140

2004 Restructuring Charges and Other

For the nine months ending June 30, 2004, the Company recorded restructuring charges and other of $1,901,000. This charge represents $437,000 of separation costs related to the reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce, from all functional areas of the Company. As of September 30, 2004, all of these terminations had been completed. The remaining charge includes $379,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, $401,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region and $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income.

2004 Scala Acquistion

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company began to formulate a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,788,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability includes $4,751,000 for separation costs for terminated employees and $2,037,000 for the closing of certain of Scala’s facilities. The Company currently anticipates involuntarily terminating 131 Scala employees, or 23% of the Scala workforce. At September 30, 2004, 98 of these terminations had been completed and all other employees to be terminated have been notified. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003 (Note 6), the Company assumed a liability of $1,885,000 for the restructuring costs associated with a reduction in ROI’s workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees, or 26% of the ROI workforce, were terminated from all functional areas. At September 30, 2004, the balance of the ROI accrued restructuring was $46,000, representing $35,000 for facilities costs related to the closing of certain ROI offices and $11,000 for remaining asset impairments. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change $	Change %	2004	2003	Change $	Change %
Revenues:
License fees	$15.3	$9.4	$5.9	63.5%	$38.0	$26.7	$11.3	42.4%
Consulting	15.8	10.6	5.2	48.7%	40.8	27.8	13.1	47.2%
Maintenance	30.1	19.8	10.3	52.1%	73.1	55.3	17.8	32.2%
Other	1.0	0.5	0.4	75.8%	2.2	1.6	0.6	37.2%

Total revenues	$62.2	$40.3	$21.8	54.2%	$154.2	$111.4	$42.8	38.4%

Amortization of intangible assets and capitalized software development costs	$2.7	$2.0	$0.7	33.7%	$4.7	$5.2	$(0.6)	(10.7)%
% of total revenues	4.3%	4.9%			3.0%	4.7%

Gross profit %:
License fees	62.8%	58.9%			69.5%	62.2%
Consulting	27.7%	19.3%			26.9%	18.0%
Maintenance	76.0%	77.0%			74.6%	75.3%
Other	55.1%	35.8%			38.3%	41.1%

Gross profit	$37.4	$23.0	$14.4	62.7%	$92.8	$63.9	$28.9	45.2%
% of total revenues	60.2%	57.0%			60.2%	57.4%

Sales and marketing expense	$12.5	$10.1	$2.4	24.0%	$32.2	$27.0	$5.1	18.9%
% of total revenues	20.1%	25.0%			20.9%	24.3%

Software development	$7.3	$5.5	$1.8	33.0%	$18.1	$14.9	$3.2	21.2%
% of total revenues	11.7%	13.5%			11.7%	13.4%

General and administrative (including provision for doubtful accounts)	$10.7	$4.8	$5.9	122.9%	$23.5	$13.1	$10.5	79.8%
% of total revenues	17.2%	11.9%			15.3%	11.8%

Stock-based compensation expense	$0.7	$1.1	$(0.5)	(41.9)%	$2.0	$2.2	$(0.3)	(11.4)%
% of total revenues	1.1%	2.8%			1.3%	2.0%

Settlement of claim	$—	$—	$—	—	$(0.3)	$—	$(0.3)	—
% of total revenues					0.2%	—%

Provision for income taxes	$0.3	$0.1	$0.2	183.1%	$0.8	$0.2	$0.5	263.0%
Effective tax rate	5.0%	6.0%			4.7%	3.5%

Value of beneficial conversion related to preferred stock	$0.0	$0.0	$0.0	0.0%	$0.0	$0.2	$(0.2)	100.0%

Revenue

License fee revenues increased in absolute dollars for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. This increase is the result of an increase in sales volume of approximately 26% and 37% for the three and nine months ended September 30, 2004 and 2003, respectively, as compared to the same periods in 2003, which is attributable to the Company’s broad-based improvement across all businesses and products plus the contribution of license revenue from the ROI acquisition in July 2003 and the Scala acquisition in June 2004. For the three months ended September 30, 2004, as compared to the same period in 2003, license revenue from Scala accounted for approximately $4.7 million of the increase in license revenues. For the nine months ended September 30, 2004, as compared to the same period in 2003, license revenues from ROI and Scala accounted for approximately $1.2 million and $5.8 million of the increase in license revenues, respectively. The Company expects total revenues for the fourth quarter of 2004 to increase due to the fact that, historically, the fourth quarter is seasonally strongest for the Company due largely to year-end budget spending by companies, while the third quarter is seasonally weakest.

Consulting revenues increased in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. This increase is due to both the increase in license revenues, which has resulted in increased implementation engagements and the acquisitions of ROI, Platsoft and Scala. The acquisition of Platsoft added approximately $0.6 million and $1.5 million in consulting revenues for the three and nine months ended September 30, 2004, respectively, as compared to the same period in 2003, and the acquisition of Scala added approximately $3.7 million and $4.3 million in consulting revenues for the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The acquisition of ROI added approximately $3.5 million in consulting revenue for the nine months ended September 30, 2004, as compared to the same period in 2003.

Maintenance revenues increased in absolute dollars for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. This increase is due to continued high renewal rates experienced by the Company’s customer base and to the acquisitions of ROI, Platsoft and Scala. For the three and nine months ended September 30, 2004, the Platsoft acquisition contributed maintenance revenues of $0.3 million and $0.7 million, respectively, and the Scala acquisition contributed maintenance revenues of $8.9 million and $10.2 million, respectively. For the nine months ended September 30, 2004, the ROI acquisition contributed maintenance revenues of $4.9 million.

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The increase in other revenues in absolute dollars for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, is due to a increase in third-party hardware sales to ROI and Scala customers. For the three and nine months ended September 30, 2004, the ROI acquisition contributed other revenues of $0.1 million and $0.2 million, respectively. In each of the three and nine months ended September 30, 2004, the Scala acquisition contributed other revenues of $0.3 million.

International revenues were $28.2 million and $10.8 million for the three months ended September 30, 2004 and 2003, representing 45.3% and 26.8%, respectively, of total revenues. International revenues were $55.7 million and $33.1 million for the nine months ended September 30, 2004 and 2003 representing 36.1% and 29.8%, respectively, of total revenues. The increase in international revenues in absolute dollars for the three months ended September 30, 2004, as compared to the same period in 2003, is due primarily to the acquisition of Scala in June 2004, which added $15.8 million in international revenues, and a foreign currency exchange rate impact of approximately $1.0 million. The increase in international revenues in absolute dollars for the nine months ended September 30, 2004, as compared to the same period in 2003, is due primarily to the acquisition of Scala in June 2004, which added $18.8 million in international revenues for the period, and a foreign currency exchange rate impact of approximately $3.6 million. For both the three and nine month periods ended September 30, 2004, the foreign exchange impact is primarily the result of the strengthening of the British pound sterling against the US dollar. The Company expects that due to the acquisition of Scala, whose international revenues have historically comprised approximately 80% to 90% of total revenues, the Company’s international revenues will continue to represent approximately 45% to 50% of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004 and the Scala acquisition in June 2004. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended September 30, 2004 and 2003, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $2.7 million and $1.8 million, respectively. For the nine months ended September 30, 2004, the Company recorded amortization expense of $4.7 million and $4.4 million, respectively. The increase in amortization expense for the three months ended September 30, 2004 as compared to the same period in 2003 is due to the additional amortization expense related to the TDC/T7, ROI, Platsoft and Scala acquisitions. The decrease in amortization expense for the nine months ended September 30, 2004 as compared to the same period in 2003, related to intangible assets is due to the Dataworks acquired technology which were fully amortized by December 2003, partially offset by additional amortization expense related to the TDC/T7, ROI, Platsoft and Scala acquisitions. Amortization of acquired technology and trademarks will be complete in 2009, amortization of the customer base will be complete in 2011 and amortization of the third party funded development agreement will be complete in 2006.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the three and nine months ended September 30, 2003, the Company recorded amortization expense related to capitalized software development costs of $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2004, the Company had no amortization expense related to capitalized software development costs as the Company’s capitalized software development costs were fully amortized in late 2003. The Company did not capitalize any software development costs for the three and nine months ended September 30, 2004, as no costs were eligible for capitalization.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software developments costs and acquired intangible assets. For the three months ended September 30, 2004, as compared to the same period in 2003, cost of license fees increased primarily due to an increase in software royalties of $1.2 million on higher license revenues and an increase in amortization costs of approximately $0.7 million, as discussed above.

For the nine months ended September 30, 2004, as compared to the same period in 2003, cost of license fees increased $1.5 million due to the increase in software royalties of $2.0 million on higher license revenues offset by a decrease of approximately $0.6 million in amortization costs as previously discussed. This decrease in amortization costs and increase in license revenues resulted in an increase in the related gross profit.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization that provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to the acquisition of Scala in June 2004, which resulted in additional costs of $2.4 million and the acquisition of Platsoft, which added $0.4 million in additional costs. The Company also had an increase in these costs for the nine months ended September 30, 2004, as compared to the same period in 2003, due to (i) the acquisition of ROI, which resulted in additional costs of $2.6 million, (ii) the acquisition of Scala which resulted in additional costs of $2.7 million, and (iii) the acquisition of Platsoft, which resulted in additional costs of $0.9 million. Overall however, consulting gross profit increased as a result of increased utilization rates due to the greater number and larger size of the implementation projects.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended September 30, 2004, cost of maintenance revenues increased $2.7 million due to the acquisition of Scala, which resulted in additional maintenance costs of $1.4 million and increased maintenance royalties of $0.7 million on higher maintenance revenues. For the nine months ended September 30, 2004, cost of maintenance revenues increased $4.9 million due to (i) the acquisition of ROI, which resulted in additional maintenance costs of $1.0 million, (ii) the acquisition of Scala, which resulted in additional maintenance costs of $1.6 million, (iii) the acquisition of Platsoft, which resulted in additional maintenance costs of $0.2 million, and (iv) increased maintenance royalties of $0.8 million on higher maintenance revenues. While maintenance revenues did increase maintenance gross profit remained relatively constant for the three and nine months ended September 30, 2004, as compared to the same periods in 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three months ended September 30, 2004, as compared to the same period in 2003, is primarily due to the Scala acquisition in June 2004, which added $2.9 million in expenses. The increase for the nine months ended September 30, 2004, as compared to the same period in 2003, is primarily due to the Scala acquisition which added $3.5 million in expenses, an increase in commission expense of $0.3 million as a result of increased license revenues and an increase of $0.7 million in additional advertising and trade show related costs. The remainder of the increase is primarily due to increased salaries and other headcount related expenses, largely due to the ROI acquisition. Sales and marketing expenses decreased as a percentage of revenue due to the increase in license revenues for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. The Company expects sales and marketing expenses in the fourth quarter of 2004 to remain flat with third quarter levels.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Historically, the majority of these expenses have been incurred by the Company in North America and Mexico, where the Company operates a development center. Beginning in the third quarter of 2004, the Company incurred software development cost in Russia, where Scala operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and nine months ended September 30, 2004 and 2003, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and nine months ended September 30, 2004 and 2003 was insignificant.

Software development expenses increased in absolute dollars for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. The increase for the three months ended September 30, 2004, is primarily due to additional headcount related expenses of $2.3 million as a result of the Scala acquisition in June 2004, offset by a decrease in headcount related expenses as a result of the first quarter 2004 restructuring. The increase for the nine months ended September 30, 2004, as compared to the same period in 2003, is due to additional headcount related expenses from ROI of $1.4 million and from Scala in the amount of $2.5 million, offset by decreases in headcount related expenses as a result of the first quarter 2004 restructuring. Software development expenses decreased as a percentage of revenue due to the increase in license revenues for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. The Company expects software development expenses in the fourth quarter of 2004 to remain flat with third quarter levels and to decrease as a percentage of revenue due to more development costs being incurred in more economical locations, such as Russia.

General and Administrative Expense, including Provision for Doubtful Accounts

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The increase in absolute dollars for the three months ended September 30, 2004, as compared to the same period in 2003, is primarily due to the acquisition of Scala in June 2004, which added approximately $4.3 million in additional expenses in the third quarter of 2004 and additional professional fees of approximately $1.1 million primarily related to the Company’s Sarbanes Oxley Section 404 requirements.

The increase in absolute dollars for the nine months ended September 30, 2004, as compared to the same period in 2003, is primarily due to (i) the acquisition of Scala in June 2004, which added approximately $5.2 million in additional expenses in 2004, (ii) additional professional fees of approximately $1.3 million related to the Company’s Sarbanes Oxley Section 404 requirements, (iii) costs incurred in the second quarter of 2004 of approximately $0.5 million to relocate the Company’s headquarters, (iv) $0.1 million in amortization expense for the covenant not to compete intangible assets that were recorded as a result of the ROI acquisition in July 2003 and the Platsoft acquisition in February 2004, and (v) an increase in the provision for doubtful accounts in the amount of $1.4 million, offset by the $1.1 million benefit to the provision, recognized in the first quarter of 2003, as described more fully below.

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

The Company expects general and administrative expenses in the fourth quarter 2004 to remain relatively flat with the third quarter levels and to remain relatively stable as a percentage of revenue.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the three and nine months ended September 30, 2004 and 2003 was related to both restricted stock issued as part of the 2001 stock option exchange program (Stock Option Exchange Program) and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO Restricted Stock) in March 2003 and May 2003. For the three months ended September 30, 2004 and 2003, stock-based compensation expense related to the CEO Restricted Stock was $0.6 million and $1.1 million, respectively and stock-based compensation expense related to the Stock Option Exchange Program was $0.06 million and $0.07 million, respectively. For the nine months ended September 30, 2004 and 2003, stock-based compensation expense related to the CEO Restricted Stock was $1.8 million and $1.9 million, respectively and stock-based compensation expense related to the Stock Option Exchange Program was $0.2 million and $0.3 million, respectively.

Future quarterly stock-based compensation expense to be charged to operations for 2004 and 2005 for the CEO Restricted Stock and the Stock Option Exchange Program is as follows:

Quarter Ending	CEO Restricted Stock	Stock Option Exchange Program	Total Future Compensation Expense
December 31, 2004	$591,000	$63,000	$654,000
March 31, 2005	591,000	15,000	606,000
June 30, 2005	591,000	—	591,000
September 30, 2005	591,000	—	591,000
December 31, 2005	591,000	—	591,000

Total future stock compensation expense	$2,955,000	$78,000	$3,033,000

Provision for Income Taxes

The Company recorded a provision for income taxes for the nine months ending September 30, 2004 in the amount of $755,000 and a $208,000 provision for the nine months ending September 30, 2003. The provision for 2004 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward and tax liabilities to foreign jurisdictions after utilizations of net operating loss carryforwards. The effective tax rate for the nine months ended September 30, 2004 was 4.68% while the effective tax rate for the nine months ended September 30, 2003 was 3.6%. The effective tax rate is lower than the statutory US federal income tax rate of 35%, primarily due to the benefits from the utilization of net operating loss carryforwards. The Company has provided a valuation allowance on 100% of its deferred tax assets. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, will result in a direct increase to stockholders’ equity.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the nine months ended September 30, 2004 (in millions):

Cash and cash equivalents	$46.6
Working capital deficit	(14.5)
Working capital, excluding deferred revenue	37.9
Net cash provided by operating activities	18.5
Net cash used in investing activities	(39.2)
Net cash provided by financing activities	29.3

As of September 30, 2004, the Company’s principal sources of liquidity included cash and cash equivalents of $46.6 million. The Company’s operations provided $18.5 million in cash during the nine months ended September 30, 2004. Significant operating cash outlays during the nine months ended September 30, 2004 included payment of 2003 bonuses and commissions and severance benefits associated with the 2004 restructuring. As of September 30, 2004, the Company had $6.5 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.8 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $37.9 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature.

The Company’s principal investing activities for the nine months ended September 30, 2004 included capital expenditures of $3.7 million primarily associated with the Company’s relocation to a new corporate headquarters, the acquisition of Scala, including transaction costs, net of cash acquired for approximately $34.5 million and the acquisition of Platsoft for $1.0 million. The Company anticipates capital spending in the fourth quarter to remain flat with its third quarter levels.

Financing activities for the nine months ended September 30, 2004 included payments of $2.7 million to acquire treasury stock as consideration for the Company’s payment of applicable employee withholding taxes on the Company’s CEO Restricted Stock and Stock Option Exchange Program and $0.7 million for costs associated with registering the shares issued for the Scala acquisition. Cash provided by financing activities included proceeds of $30.0 million from the Company’s long-term credit facility, discussed below, proceeds from the issuance of stock under the employee stock purchase program of $1.1 million and proceeds from the exercise of employee stock options in the amount of $1.6 million.

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

In January 2004, the Company entered into a two year, $15 million senior revolving credit facility with a financial institution. Quarterly interest payments are to be made on this credit facility, with any principal balance due at maturity, January 2006. The facility bears interest at a variable rate of either the prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. As of September 30, 2004, the interest rate was 3.425%, which was at LIBOR plus the applicable margin. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility from $15 million to $30 million. Thereafter, effective June 28, 2004, the revolving credit facility was amended to revise the minimum fixed charge coverage ratio for the quarter ended June 30, 2004, and effective July 18, 2004 to amend the minimum fixed charge coverage ratio for the quarters ended June 30, 2004 through March 31, 2005. As of September 30, 2004, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended. In connection with the Scala acquisition, the Company borrowed the $30 million available under this credit facility on June 15, 2004.

For the third quarter of 2004, the Company had positive cash flows from operations of $5.5 million. In the first quarter of 2004, the Company had negative cash flows from operations primarily due to payments for 2003 bonuses and commissions, Scala acquisition costs, and severance benefits related to the 2004 restructuring. Historically, the Company has experienced decreased cash flows from operations in the first quarter of each year due to the bonuses and commission payments made in the first quarter related to the prior year. Prior to this quarter the Company had generated positive operating cash flows for each of the quarters in 2002 and 2003 primarily due to improved operating results and improvements in its accounts receivable collections. The Company expects to generate positive cash flow from operations for the remainder of 2004.

As of September 30, 2004 the Company had cash and cash equivalents of $46.6 million. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three and nine months ended September 30, 2004 of $6.3 million and $15.4 million, respectively. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues nor its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

Historically, the Company has maintained operations in several foreign locations including Canada, Europe, Australia, Asia and South America. With the acquisition of Scala in June 2004, the Company’s international operations will increase significantly going forward in the locations listed above as well as new locations, such as Russia and China. These operations incur revenues and expenses in foreign currencies which expose the Company to foreign currency risk and gives rise to foreign exchange gains and losses. In addition, a significant portion of the Company’s revenues are derived overseas, with international revenues historically representing approximately 30% of total revenues. However, the Company expects international revenues, which have increased as a result of the Scala acquisition, will continue to represent approximately 45% to 50% of total revenues going forward. Sales revenues denominated in currencies other than the U.S. dollar expose the Company to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency and may have an adverse impact on the Company’s operations. Historically, the Company has not entered into any hedging arrangements or similar foreign currency contracts. However, with the recent acquisition of Scala, the Company may attempt to limit its foreign exchange exposure through the use of forward contracts to offset the risks associated with fluctuations in foreign currencies.

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

Certain Factors that May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. These statements include the Company’s expectation that (i) the Company will continue to develop and support ROI’s existing product line and to leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries, (ii) the Company will continue to develop, distribute and support TDC’s warehouse management solution as a key component of its distribution suite, (iii) the Company will continue to develop and support Platsoft’s existing customers to create new sales opportunities, (iv) the Company will continue to operate the business of Scala, (v) the restructuring plan for the Scala operations will be complete by the end of 2004, and any changes will result in an adjustment to goodwill, (vi) the accrued liability of approximately $150,000 as of September 30, 2004 which is owed to former Scala option holders in exchange for Scala stock options that were tendered, will be paid out to the option holders in the fourth quarter of 2004, (vii) the Company’s total revenues for the fourth quarter will increase with the second quarter acquisition of Scala as well as for historical reasons, (viii) international revenues will remain at increased levels for the remainder of the year due to the acquisition of Scala, (ix) sales and marketing expenses, software development expenses and general and administrative expenses in the fourth quarter of 2004 will remain flat with those of third quarter and software development expenses will decrease as a percentage of revenue in the fourth quarter of 2004, (x) remaining DataWorks merger obligations will be funded from existing cash reserves and operations and are expected to be paid through 2009, (xi) the Company’s capital spending on property and equipment in the fourth quarter of 2004 will remain flat with third quarter levels, (xii) the Company will generate positive cash flow from operations for the remainder of 2004, (xii) the Company will have sufficient sources of financing to continue its operations through at least the next twelve months, (xiv) current legal proceedings will not have material adverse effect on the Company, (xv) the Company will begin the buy-out procedures for the remaining 2% of the Scala shares not owned by the Company in the fourth quarter of 2004 and that the Company will request a related judgment from the Amsterdam Court of Appeal; (xvi) amortization of acquired technology and trademarks will be complete in 2009, amortization of the customer based will be complete in 2011, and amortization of the Company’s third party funded development agreement will be complete in 2006;(xvii) the Company’s measurement of working capital excluding deferred revenue is a relevant measurement of working capital; (xviii) the Company may attempt to limit its foreign exchange exposure through the use of forward contracts, and; (xix) Platsoft’s technical resources are expected to enhance the Company’s service efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers, and (xx) the Company anticipates terminating 33 Scala employees and incurring additional costs related to the Scala acquisition. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 37 to 45. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including its quarterly reports on Form 10-Q to be filed by the Company during 2004.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the third quarter of 2004, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $6.3 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

If the emerging technologies and platforms of Microsoft and others upon which the Company builds its products do not gain or retain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenues will suffer.

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or remain popular in the future. For example, the Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company has announced its determination to pursue development of several of its primary product lines upon the new Microsoft .NET technology. If the Company cannot develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become or continue to be a widely accepted industry standard, the ability of the Company’s products to interface to popular third party applications will be negatively impacted and the Company’s competitive position and revenues could be adversely affected.

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the nine months ended September 30, 2004 and all of 2003, 12% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this increase in the distribution channel to the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the nine months ended September 30, 2004 and all of 2003, 36.1% and 29.5%, respectively, of total Company revenues were generated by the Company’s international operations. With the Company’s recent acquisition of Scala Business solutions, the company expects the total Company revenues generated by international operations to approach 50%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

From January 1, 2001 through September 30, 2004, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.1 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $46.6 million at September 30, 2004. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. As a result, in the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce of approximately 15% and the consolidation of facilities. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take further actions to reduce its operating expenses, such as additional reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. The Company currently has borrowed the entire $30 million capacity under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2003, the price of the Company’s common stock ranged from a low of $0.65 to a high of $13.60. For the nine months ended September 30, 2004, the stock price ranged from a low of $9.66 to a high of $17.80. As of October 29, 2004, the Company had 51,090,224 shares of Common Stock outstanding as well as 61,735 and 300,000 shares of Series C and D Preferred Stock outstanding, respectively. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

The success of our recently completed acquisition of Scala will depend in part on the integration of the Scala business into Epicor. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of Epicor. Integration will be especially difficult because the operations and primary markets of Epicor are geographically disparate from those of Scala. The challenges involved in integrating Scala with Epicor include:

•	coordinating Scala’s headquarters operations in the Netherlands, as well as its research and development facilities in Moscow, Russia, which are geographically distant from the operations of Epicor’s corporate headquarters in the United States and most of Epicor’s other foreign subsidiaries;

•	coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	combining product offerings and technology;

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	demonstrating to the customers of Scala that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	preserving distribution, marketing or other important relationships of both Epicor and Scala and resolving potential conflicts that may arise;

•	successfully integrating the business cultures of Epicor and Scala, maintaining employee morale and retaining key employees; and

•	consolidating and rationalizing corporate information technology and administrative infrastructures.

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

Both prior to and following the completion of the merger, the Company undertook extensive efforts to remedy these identified weaknesses. For a detailed description of the steps that the Company has taken and is taking in such regard, please see the section entitled “Item 4- Controls and Procedures, (b) Changes in internal controls over financial reporting.” However, if these material weaknesses have not been properly addressed, it could result in accounting errors and cause future restatements of Scala’s financial statements. In order to address these deficiencies and in light of the ongoing need for compliance with the various provisions of Sarbanes-Oxley, Scala has been and is continuing to implement additional improvements to its financial reporting systems and controls. While we believe that we have adequately addressed the identified issues, in the longer term, as Epicor continues the process of integrating Scala’s operations into Epicor’s operations, Epicor plans on continuing to review and, as needed, modify both its own and Scala’s internal and disclosure controls procedures in order to ensure the veracity and integrity of the combined companies’ financial control environment. The implementation of these new processes, and the integration of the Scala accounting and financial reporting functions with those of Epicor, may not be successfully completed in a timely manner or at all, and unanticipated factors may hinder the effectiveness of these new processes or delay the integration of Epicor and Scala’s control systems. If we fail to adequately address Scala’s internal controls, these material weaknesses could have a material adverse effect on Scala’s business, results of operations and financial condition, and, thus, could have a material effect on Epicor’s business, results of operations and financial condition. If the material weaknesses have not been adequately corrected, these identified material weaknesses could prevent Epicor from releasing its financial information and SEC reports in a timely manner, making the required certifications regarding, and complying with its other obligations with respect to, its financial statements and internal controls under the Sarbanes-Oxley Act.

While we believe that we currently have adequate internal controls we are still exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we are working diligently to complete these evaluations on a timely basis, it is possible that we may encounter unexpected delays in implementing the requirements relating to internal controls. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to continue to incur additional expenses as a result of performing the continuing system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if it becomes impaired.

In connection with our recent acquisitions, we currently have goodwill of $83.9 million on our balance sheet and $44.8 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly, and any time there are is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we may be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and its credit facility. At September 30, 2004, the Company had $46.6 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $293,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $30 million in variable rate debt outstanding at September 30, 2004. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $300,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 36.1% of the Company’s total revenues for the nine months ended September 30, 2004 and 35.0% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. For the three and nine months ended September 30, 2004, the Company realized transaction gains of $415,000 and $531,000, respectively, primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves intercompany balances between Ireland and the United Kingdom. Given a hypothetical decrease of 10% in the Euro against the British pound sterling, the realized transaction gain would decrease by approximately $3,000 at September 30, 2004 and likewise decrease the Company’s earnings and cash flows for the respective periods. Given a hypothetical increase of 10% in the Euro against the British pound sterling, the realized transaction gain would increase by approximately $3,000 at September 30, 2004, and likewise increase the Company’s earnings and cash flows.

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

Specifically, the letter from Scala’s independent auditors identified the following “reportable conditions” which constituted “material weaknesses” (as those terms are defined under standards established by the American Institute of Certified Public Accountants, or AICPA) in Scala’s internal controls, financial reporting and board process controls. Under the AICPA standards, a “reportable condition” is a matter that comes to an auditor’s attention that relates to a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize, and report financial data in the consolidated financial statements consistent with assertions of management in accordance with United States generally accepted accounting principles. A “material weakness” is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The independent auditors’ letter indicated that during the first half of 2003 the Company implemented two phases of corporate restructuring. Further, following the loss of a number of central finance staff, the Company significantly reorganized its financial accounting department. These changes initially led to a deterioration of the financial control environment in central finance and the business units as noted during Scala’s half-year review by its independent auditors. In the second half of 2003 the changes to the financial accounting department and the establishment of additional controls reversed the deterioration noted in the first half of the year and the auditors considered the internal control environment operating by the end of the year to be a marked improvement on that noted during 2002.

Further, Scala had historically not had sufficient dedicated US GAAP financial reporting and accounting resources for Scala to continue to operate within an SEC reporting environment, and notwithstanding the improvements noted above, this continued to be the case. This had contributed to a number of adjustments and/or reclassifications of amounts previously reported and a number of areas requiring specialist technical input from the independent auditors during the course of the audit. Although a number of these issues arose from the accounting adopted by Scala when a different finance team was in place the auditors recommended that there is a need for Scala to further enhance existing technical accounting and financial reporting resources, or employ additional personnel with the required level of expertise.

In addition, disclosure controls failed to ensure that full information on the extent and nature of the financial commitments made by the Supervisory and Management Boards in respect of employee taxes and severance payments were reported on a timely basis in the board minutes to enable all appropriate accounting adjustments and disclosures to be made in Scala’s financial statements. The auditors emphasized the importance of processes to ensure that all decisions of the Supervisory and Management Boards are documented in a complete and timely basis and the awareness amongst non-financial management of the need for timely reporting of all commitments entered into.

Notwithstanding the identification of the material weaknesses described above, and following the restatement of Scala’s financials, Scala’s independent auditors issued an unqualified audit opinion with respect to Scala’s financial statements for the fiscal years ended 2002 and 2003.

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

As of September 30, 2004, the Company feels that it has adequately and fully responded to the deficiencies identified by Scala’s independent auditors with respect to Scala’s internal and disclosure controls. However, in the longer term, as Epicor continues the process of integrating Scala’s operations in to Epicor’s, Epicor plans on continuing to review and, as needed, modify both its own and Scala’s internal and disclosure controls procedures in order to ensure the veracity and integrity of the combined companies’ financial control environment. In that regard, the entire Epicor and Scala operations are currently undergoing an extensive review of their internal controls by an outside, and independent big four accounting firm which review is designed in part to identify and remedy any unknown deficiencies or weaknesses which may be found to exist in Epicor’s or Scala’s internal controls. The ultimate goal of such review includes ensuring that the Company is in full compliance with the mandates of Section 404 of the Sarbanes Oxley legislation on or before December 31, 2004.

While Epicor expects that all of these measures have and will continue to help it to address the identified material weaknesses and to comply with U.S. generally accepted accounting principles, Epicor cannot assure you that they will ultimately prove successful or that unanticipated factors may not hinder the effectiveness of these new processes or delay the integration of Epicor and Scala’s control systems. If these material weaknesses are not adequately and permanently addressed, it could have a material adverse effect on Epicor’s business, results of operations and financial condition.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
Dates	(a)	(b)		(c)	(d)
July 1, 2004 to July 31, 2004	8,468	$11.01		N/A	N/A

August 1, 2004 to August 31, 2004	—	—		N/A	N/A

September 1, 2004 to September 30, 2004	89,367	$12.03		N/A	N/A

Total	97,835	$11.94	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

All shares of the Company’s common stock purchased under (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of applicable employee withholding taxes.

Item 6 - Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Epicor Software Corporation
(Registrant)

Date: November 9, 2004	/s/ Michael A. Piraino
Michael A. Piraino
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	June 30, 1997
2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997
2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998
2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004
3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-K/A	000-20740	March 31, 2000
3.4	Certificate of Amendment to Second Restated Certificate of Incorporation.				X
3.5	Amended and Restated Bylaws of the Company, as currently in effect.	8-A/A	000-20740	November 21, 2001
3.6	Specimen Certificate of Common Stock.	S-1	33-51566
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994
3.8	Certificate of Designation of Preferences of Series B Preferred Stock.	10-K	000-20740	October 13, 1994
3.9	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995
3.10	Certificate of Designation of Preference of Series D Preferred Stock.	8-K	000-20740	February 18, 2003
4.1	Amended and Restated Preferred Stock Rights Agreement between the registrant and Mellon Investor Services LLC.	8-A/A	000-20740	November 1, 2004
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.				X
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.				X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X