Form 10-K
period 2004-12-31
EPICOR SOFTWARE CORP
filed 2005-03-16
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20740

EPICOR SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

18200 Von Karman Ave, Suite 1000

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $555,052,135 computed using the closing sales price of $12.38 per share of Common Stock on June 30, 2004 as reported by the Nasdaq National Market. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 2, 2005 was 52,928,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004, are incorporated by reference in Part III of Annual Report on Form 10-K.

Item 1. BUSINESS

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise software solutions for use by mid-sized companies, as well as the divisions and subsidiaries of larger corporations worldwide. The Company’s business solutions are focused on the midmarket, which generally includes companies or divisions between $10 million and $1 billion in annual revenues. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. By automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products integrate back office applications for manufacturing, supply chain, distribution, financial accounting with front office applications for sales, marketing and customer service and support. Epicor also provides integrated e-commerce capabilities that allow companies to leverage the power of the Internet to allow their organization to further extend beyond the traditional “four walls” of their enterprise, and further integrate their operations with their customers, suppliers and partners.

The Company offers solutions in the following areas:

Manufacturing - Epicor’s manufacturing solutions provide integrated ERP solutions for make-to-order and mixed-mode manufacturers. The Company’s solutions are designed to meet the challenges of today’s manufacturing environment typified by short product lifecycles, constant process improvement and mass customization. The Company’s products have been designed for specific types of manufacturers – from a small job shop to a large manufacturer of complex make-to-order components. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, capital equipment, electronics, consumer goods and aerospace.

Distribution - Epicor’s solution for distribution is a comprehensive suite that includes warehouse and inventory management, financials, customer relationship management (CRM), e-commerce and business intelligence solutions. The distribution suite automates customer acquisition and order management through to warehouse fulfillment, accounting and customer service. The distribution suite is an end-to-end solution set tailored for wholesale distributors including third party logistics providers.

Services - Epicor’s solution for services companies is focused on delivering a complete, end-to-end enterprise solution designed to meet the critical business requirements of midmarket services organizations. Epicor’s enterprise service automation (ESA) solution provides service organizations with the tools to improve staff utilization, optimize resources and increase cash flow. The services suite includes integrated front office, back office, business intelligence, and collaborative commerce solutions tailored for specific industries including financial services, professional services, not-for-profit, and software and computer services.

Hospitality and Entertainment - Epicor provides a solution tailored for the hospitality and entertainment industries. The solutions are designed for food service, hotel, sports & recreation, and other entertainment companies. The hospitality and entertainment solutions manage and streamline virtually every aspect of a hospitality organization — from point-of-sale or property management system integration, to cash and sales management, food costing, core financials, business intelligence and beyond — all within a single solution.

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

As part of its business strategy, the Company has pursued acquisitions to expand its customer base, global product offering and geographic footprint. The acquisitions of Scala Business Solutions N.V. (Scala) in 2004 and ROI Systems, Inc. (ROI) in 2003 are typical of this ongoing strategy.

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala, a publicly held software company headquartered in Amsterdam, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of December 31, 2004, 1.9% of Scala shares had not been acquired by Epicor. The Company recorded the acquisition of Scala as a purchase in 2004, and the results of Scala operations are included in the accompanying consolidated statement of operations from the date of acquisition.

Scala designs, develops, markets and supports collaborative enterprise resource planning (ERP) software (iScala) that is used by the small- and medium-size divisions and subsidiaries of large multinational corporations, as well as by independent stand-alone companies, in developed and emerging markets. Scala’s solutions are based on a web services platform and utilize Microsoft® technologies. Scala’s software and services support local currencies and accounting regulations, are available in more than 30 languages, and are used by customers in over 140 countries. The Scala acquisition provides the Company a significantly expanded worldwide presence and synergistic product offerings.

On July 8, 2003, the Company acquired all of the outstanding stock of ROI, a privately held ERP provider of manufacturing software solutions, for approximately $20.8 million in an all cash transaction. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its web services manufacturing solution to an expanded base of midmarket customers. The Company recorded the acquisition of ROI as a purchase in 2003 and the results of ROI operations are included in the accompanying consolidated statement of operations from the date of acquisition.

Background

Epicor designs its products and services primarily for midmarket companies, which generally consist of companies or divisions with annual revenues between $10 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. These rapidly growing organizations number in the hundreds of thousands worldwide. In the past, midmarket companies were underserved by traditional financial and ERP systems that had originally been designed for larger corporations. These enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install and maintain. Further, the complexity of the infrastructure and ongoing maintenance to support these systems often required a centralized deployment model. This limited access to critical data to the organization’s information technology (IT) department, which then limited timely availability of information to decision makers, managers and key employees. Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

Beginning in the early 1990s, as Global 1000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand in the small to mid-size enterprise (SME) market for enterprise-wide software applications that integrated business processes and information. At first, only larger organizations had the technological expertise, budget and ability to support the lengthy implementations typified by the early solutions.

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

With respect to technology, mid-sized companies are practical consumers, typically selecting affordable, proven solutions. The last decade’s dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice® (now the Microsoft Windows Server family), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Global 1000 corporations. Microsoft has quickly become the fastest growing technology platform, attracting midmarket companies with its features, familiarity and ease-of-use.

The development of cost-effective infrastructures has increased the mid-sized companies’ investment in enterprise applications. Epicor’s product offerings, product development efforts and services are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

According to a Gartner, Inc. report titled “SMBs Increase IT Spending Through 2005,” May 11, 2004, “The small and midsize business market will continue to be a major source of opportunity for IT vendors through 2005. SMB IT spending will reach $400 billion worldwide in 2004, and will increase by 7 percent in 2005.” Gartner also predicts “Enterprise resource planning software license revenue will grow at a compound annual growth rate of 6 percent through 2008. North America will lead the way with 6.3 percent growth,” according to the “Forecast: ERP Software, Worldwide, 2003-2008, 3Q04 Update,” October 5, 2004.

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance and other. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a breakdown of the Company’s sales by segment is provided in Note 15 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s sales by geographic region is incorporated herein by reference to Note 15 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Technology Strategy

The Company’s technology strategy is to develop leading enterprise software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including Internet, intranet and extranet access). As the Company continues to deliver enterprise application solutions, it is increasingly focused on leveraging new technology platforms and standards, like Web services, which support the integration of computing and communication paradigms as one across multiple devices. For businesses to compete in today’s increasingly real-time world, they need to adopt an infrastructure that can integrate the Internet, wireless, mobile, voice response, and personal digital assistants (PDA) to support business “anytime, anywhere.” Computing architectures like Microsoft .NET, allow Epicor enterprise solutions to continue to transition to service oriented architectures, and support commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers. Today, the Company’s core product architecture incorporates the following:

Service Oriented Architecture and Web Services

The Company is increasingly using Web services to enable its solutions to be integrated with other applications more easily and to support the increased need for collaboration in today’s Internet-based world. Web services are self-describing software components that allow the creation of applications that can be programmed and published over the Web. Since Web services are portable and interoperable and because they are not vendor specific, they are rapidly becoming a standard for integrating disparate systems and applications. Epicor has standardized its Web services development on the Microsoft .NET Framework. The Company’s Clientele CRM.NET, Epicor for Service Enterprises, iScala, Vantage and Vista product suites have been architected for Web services. The Epicor Enterprise suite leverages Web services to more easily integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, integrated, enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company’s Clientele, Enterprise, Epicor for Service Enterprises, iScala, Vantage and Vista product suites use the Microsoft SQL Server relational database management system (RDBMS). The Company has focused the development of its Enterprise and iScala product lines using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. Vantage and Vista are designed for either Progress Software Corporation’s Progress RDBMS or the Microsoft SQL Server platform. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company’s Avanté and MANAGE 2000 products leverage open database technology from IBM Corporation. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget and resource constraints typical of its primary market sector.

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

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. All of the Company’s product lines incorporate the popular Microsoft Windows graphical user interface (GUI). The Company’s GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. The Company’s products incorporate the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. The Company delivers user interfaces based upon today’s single document interface (SDI) standards. As the model for distributed computing continues to evolve through the advent of Internet technologies, the Company offers additional client deployment models, including thin-client, smart-client, browser-based and mobile client access.

Powerful Application Development Tools

The Company provides comprehensive, ground-up application development, extension and customization capabilities for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, Avanté, MANAGE 2000, Vantage, and Vista product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. Although a high degree of customization is supported, the Company attempts to minimize customization to its products through its verticalization, high functionality and focus on industry best practices.

Technical Architecture Strategy

The Company’s technology direction currently embraces the Microsoft .NET Framework for XML-based Web services. Through .NET, which is the next generation of Microsoft’s Distributed interNet Applications architecture (DNA) and component object model (COM), the Company provides comprehensive support for Web services deployment and Enterprise Application Integration (EAI). With ..NET and the XML standard for data exchange, Epicor provides increased access to information both within and between organizations – no matter where their offices or employees are located. This technology strategy can enable the Company’s development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product’s target market. As a Microsoft Gold Certified Partner and an early adopter of the .NET platform, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers worldwide.

Industry Strategy

Epicor for Your Industry provides focused solutions, services and application extensions designed specifically for the unique requirements of target industries. Historically, large enterprise application vendors have created vertical industry applications and practices designed for the Global 1000, in industries such as automotive, retail, government and healthcare. However, for midmarket companies in these industries, these vertical offerings are often too expensive and overly complex for their requirements. More importantly, many midmarket companies are not necessarily part of a traditional vertical market, but rather have unique processes, best practices and highly specialized functionality that are critical to their success.

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

Epicor for Your Industry includes Epicor for Service Enterprises, a Microsoft.NET Web services-based enterprise service automation (ESA) solution for the global midmarket. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue and drive efficiency benefits to the bottom line. Whether it’s a professional services organization (PSO), embedded service organization (ESO), global development organization (R&D), or software and computer services business, the Company believes that Epicor for Service Enterprises provides a comprehensive ESA solution that offers strategic value with a quick return on investment.

Epicor for Your Industry solutions target industry sectors including: software and computer services, value-added distribution, hospitality and entertainment, financial services, professional services, and non-profit organizations in the service sector; pharmaceutical, wholesale distribution, industrial machinery, consumer packaged goods, and automotive in the industrial sector, and metal fabrication, capital equipment and electronics in the manufacturing sector.

Products

The Company designs, develops, markets and supports enterprise software applications that provide midmarket organizations and divisions of Global 1000 companies with industry specific, highly functional, technically advanced business solutions. The Company’s products are aligned according to the markets that they serve – Distribution and Services (Enterprise), Industrial (iScala), Manufacturing and Supply Chain (Avanté, Manage 2000, Vantage, Vista) and Customer Relationship Management (Clientele).

Distribution and Services - Epicor Enterprise

Epicor Enterprise (incorporates products formerly named e by Epicor, Platinum ERA and Clientele), an integrated, customer-centric suite of client/server and Web-based ERP software applications, is designed to meet the unique business needs of midsized companies worldwide (including divisions and subsidiaries of larger corporations). Epicor Enterprise is typically targeted to either a distribution or service-based businesses with revenues between $25 million and $800 million. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation.

Epicor Enterprise includes the following application suites: CRM Suite (Sales Force Automation, Marketing Automation, Customer Support, IT Service Management), Financials Suite (General Ledger and Financial Reporting, Accounts Receivable, Credit and Collections, LockBox, Accounts Payable, Electronic Funds Transfer, Cash Management, Automated AP Matching, and Asset Management), Supply Chain Management Suite (Distribution, Procurement, Sourcing, Storefront, Warehouse Management, Assembly), Payroll/Human Resources, Portal Suite, Business Intelligence Suite, Project Suite, and industry-specific solutions delivered as Epicor for Your Industry.

Epicor Enterprise is optimized for use with the Microsoft Windows 2000/2003 operating system and the Microsoft SQL Server 2000 relational database. Epicor Enterprise leverages XML Web services to enable more robust integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, Epicor Enterprise supports various industry standard technologies, including Microsoft Message Queue Services (MSMQ), Transaction Services and COM+ architecture, which along with XML documents, improve componentization and support reliable message-based integration between applications and distributed servers. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and to facilitate integration with third party applications. In addition, the Financials Suite and Supply Chain Management (SCM) Suite utilizes a 32-bit client that has been optimized for the Microsoft SQL Server database in order to leverage the capabilities of the client/server model of computing. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scaleable high performance. Project Suite was developed in the Company’s Internet Component Environment (ICE), a service-oriented architecture (SOA) built with Microsoft .NET and Web service technology. ICE is also available to customers to create customizations and extensions using ubiquitous tools like Visual Studio .NET.

The CRM Suite provides integrated customer relationship management capabilities that are tightly integrated with the Financials Suite and SCM Suite. This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships. The CRM Suite is the integrated version of the Company’s Clientele product suite and includes Sales and Marketing, Support and IS HelpDesk. Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information. Sales and Marketing provides contact, lead, opportunity and account management in one package. Support manages the support requirements of an organization’s external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. IS HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

The Financials Suite comprises an integrated accounting solution that enables a company to automate the financial aspects of their business. The SCM Suite includes Distribution, a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory and order entry. The customer-centric focus of Epicor Enterprise enables companies to respond quickly to customer demands and improve customer service. The integration of Financials Suite and SCM Suite with the rest of the Epicor Enterprise products ensures that a company’s entire enterprise is synchronized — from the customer to the warehouse to the supplier. Presently the following back office financial and distribution applications are generally available in version 7.3.5: System Manager, General Ledger, Average Daily Balances, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, LockBox, Electronic Funds Transfer (EFT), Advanced Allocations, Automated AP Matching, Sales Order Processing, Inventory Management, Purchasing, Distribution, Assembly, Promotions and Rebates, Royalties and Customization Workbench.

Warehouse Management System (WMS) and Data Collection Suite (DCS) extends the distribution functionality for the SCM Suite to supply chain execution processes. These applications are tightly integrated with SCM Suite so that information is available in real-time. DCS provides wireless shop floor data collection, the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, and additional warehouse management capabilities. WMS enables a company to streamline order fulfillment, closely track inventory, and prioritize resources on the shop floor.

The SCM Suite also includes the Supplier Relationship Management (SRM) Suite that consists of Sourcing and Procurement. Sourcing provides a comprehensive solution for strategic control of sourcing, purchasing and selling activities from complex auctioning and dynamic pricing to optimizing trading partners, terms, goods and services. Sourcing provides a highly configurable framework with the flexibility to rapidly deploy collaborative

RFP/RFI/RFQ (RFx) and comprehensive forward and reverse auction capabilities. Sourcing streamlines manual procurement processes to rapidly locate, source, and transact with qualified suppliers and eliminate the inefficiencies in the procurement process for direct, indirect and spot purchasing. Procurement enables the streamlined integration of the entire procurement process. It provides employee-direct requisitioning and purchasing, catalog management, supplier management and policy enforcement. This integrated e-commerce application enables organizations to gain and improve control of operational resources by leveraging the Internet to connect large populations of frontline employees, management and suppliers. Procurement provides a complete planning, execution and analysis system, designed to reduce costs, increase agility, and perform predictably. Procurement facilitates a true trading network, allowing buyers and suppliers to maintain control over their trading relationships and provides a virtual and agile bridge between buyers and suppliers. Procurement also includes an integrated budget and commitment tracking feature that gives requisitioners and approvers a comprehensive view of their commitments inside and outside of procurement relative to approved budgets.

Storefront, another product in the SCM Suite, enables Epicor’s customers to sell products and services over the Web, providing consumers and trading partners a convenient, 24/7 order entry mechanism for making purchases. By supporting both B2B and B2C activity, Storefront is a versatile engine that can handle all of a company’s requirements. Through Storefront companies can rapidly and cost effectively introduce new products, enter new markets, or simply provide electronic access to a catalog of standard products, which can free up salespeople to focus on more complex transactions. Most importantly, the business data entered over the Internet is captured and used by the other Epicor applications.

Project Suite, a component of the Epicor for Service Enterprises industry solution, offers comprehensive project management and delivery management capabilities to support the planning and execution of service engagements. Engagements can be structured through user-definable work breakdown structures and an organization-wide resource service can be called upon as needed to match the right personnel to the right task at the right time - anywhere across the enterprise. Project Suite leverages XML technologies to support bidirectional integration to Microsoft Project Enterprise as part of an end-to-end project management solution. The Project Suite includes Resource Management, Engagement Management, Project Accounting and Contract Management.

Portal Suite is a Web-based enterprise information portal (EIP), offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information, support activities) and from external sources (industry information, news feeds, weather, etc). Portal Suite consists of the Enterprise Information Portal framework, which is enriched by content-specific information packs (e.g., customer content, supplier content and employee content). Portal Suite provides a gateway to all the information users require to carry out their jobs more effectively and assist them with decision support. Portal Suite makes use of a personalization paradigm to allow each user’s experience to be tailored and filtered to their specific function or role to minimize “information overload.”

Epicor Enterprise also includes several tools that help customers maintain, audit, and extend their Epicor system, and reduce total cost of ownership. These tools are DBAudit, Customization Workbench, Import Manager, and Epicor Integration Hub. DBAudit provides the ability to detect database changes and report on who made the addition, modification, and/or deletion and when. Customization Workbench provides a toolset for creating custom forms, database objects, and logic to meet specialized customer requirements. Import Manager and Epicor Integration Hub provide the ability to exchange data between Epicor Enterprise and other systems while adhering to the data validation and business rules defined in Epicor Enterprise.

Business Intelligence Suite is an integrated decision support suite offering a complete set of tools that allows a company to strategically analyze the data available throughout Epicor Enterprise. Business Intelligence Suite comprises the following components: DecisionStore (data warehousing), Explorer AI (OLAP visualization and packaged key performance indicators that drive strategic insights), Active Planner (active, continuous planning and forecasting, and enterprise performance management), Microsoft FRx (financial reporting), transaction reporting, ad hoc queries, and agents/alerts.

UltiPro Workforce Management (a Payroll/HRMS solution offered via a reseller relationship with Ultimate Software) provides a complete workforce management solution. This solution allows a company to streamline human resource and payroll processes, report on and analyze key business metrics, and provide Web-based self-service to empower its employees. Business intelligence tools enable strategic analysis of key business trends for better planning and informed decision-making. Ultimate Software’s UltiPro Workforce Management solution is available as a common component with the following Epicor product families: Epicor Enterprise, Vantage, and Avanté.

Industrial - iScala

iScala is an integrated ERP, CRM and SCM solution targeting the divisions and subsidiaries of Global 1000 corporations and large local and regional companies worldwide. iScala’s collaborative functionality, country-specific localizations and multi-language capabilities is designed to support global, multi-company deployments with significant cross-border trading requirements. iScala is targeted to meet the unique needs of companies in industry segments including: Pharmaceutical, Industrial Machinery, Light Engineering, Automotive Components, Consumer Packaged Goods and Hospitality.

iScala enables Global 1000 enterprises to standardize their plants and operating divisions on a single system, while supporting country specific localizations and languages at each site. This allows a corporate headquarters consistent visibility of plant information and operations, as well as supporting the implementation of consistent procedures, practices and controls worldwide.

iScala is optimized for use with the Microsoft Windows 2000/2003 operating system and the Microsoft SQL Server 2000 relational database. iScala leverages XML Web services to enable integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, iScala supports various industry standard technologies, including Microsoft Message Queue Services (MSMQ), Transaction Services and COM+ architecture, which along with XML documents, improve componentization and support reliable message-based integration between applications and distributed servers.

iScala can be configured as an Enterprise Server version targeted at multi-site operations or as a Business Server version targeted at single-site operations. Each server version consists of the following optional suites and components: Financials (General Ledger, Sales Ledger, Purchase Ledger, Promissory Notes, Cash Flow Forecasting), Asset Management, Customer Relationship Management, Sales Order Management, Supply Chain Management (Material Management, Warehouse Management, Manufacturing), Contract Management, Project Management, Service Management and Payroll. In addition to these application components, iScala Connectivity Solution enables collaboration between applications, suppliers and customers, and the iScala Business Intelligence Server offers a suite of analytical and reporting tools designed to convert data into information that can be presented by the web, portals, Windows or Office 2003 documents.

iScala’s global functionality and numerous country-specific localisations provide the ability to deliver a solution for over 140 countries with the local requirements for tax management, currency handling, language capabilities, statutory reporting, banking interfaces and asset depreciation rules.

Local and distributed multi-company capabilities enable customers to manage complex business infrastructures. Multiple companies on a single server or on a server farm (multiple local servers), can be consolidated across differing charts of accounts and differing currencies, as well as inquiring or reporting across companies or sharing Accounts Receivable and Accounts Payable. Global calendar management enables the system to manage companies, customers, suppliers, engineers, warehouses and any other resources cross multiple time-zones. Global Administration provides central IT staff with the ability to manage distributed iScala system assets anywhere in the world, as if they were local, including system updates, user roles and security, menu configuration and databases.

iScala’s customization and personalization capabilities provide the ability to enhance the application through parameterized set-up, tailored documents, reports and user databases. Users may have their own customized menus, screens in their own language, as well as their own queries, reports and business intelligence analytics. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and facilitate integration with third party applications.

iScala Connectivity Solution provides collaboration and integration between subsidiaries, to the corporate headquarters and to customers and suppliers to support value chain trading. Collaboration provides visibility through a web-based portal, transaction exchange and system-to-system connectivity. Workflow management maximizes the automation of standard processes with events and alerts to handle exceptions.

Manufacturing and Supply Chain

The Company’s manufacturing applications include Avanté, MANAGE 2000, Vantage, and Vista.

Vantage is an integrated ERP solution that meets the dynamic requirements of discrete mixed-mode manufacturers who have a lean or ‘to-order’ manufacturing requirement. Vantage handles many manufacturing philosophies simultaneously including make-to-order (MTO), configure-to-order (CTO), engineer-to-order (ETO), make-to-stock (MTS) and flow manufacturing. Vantage is an easy-to-use, yet comprehensive solution that enables manufacturers to leverage their resources through its powerful tools for customer relationship management, estimating, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage can manage enterprises from a single site, to multiple locations, to large global multi-company enterprises whose systems span multiple servers and databases across different geographies and languages.

Vantage is comprised of more than 25 integrated business modules and offers a complete solution, from front office functionality including sales force automation and customer support, to advanced planning and scheduling, supplier relationship management, product lifecycle management and a complete e-business suite including customer, supplier and partner portals. Vantage provides strong scheduling and online information access capabilities. With its graphical scheduling tools and “what-if” simulation, Vantage enables users to create and execute realistic production schedules, based on the available resources, and react quickly and efficiently to schedule changes.

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

Vista is an enterprise software solution specifically designed for the needs of small job shops and the MTO departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates over 20 business modules including: Customer Connect, EDI, Contact Management, Quotes, Orders, Shipping/Receiving, Jobs, Scheduling, Data Collection, Quality Assurance, Advanced Bill of Materials, Document Management, Inventory, Purchasing, Advanced Inventory Management, Purchasing RFQ, Accounts Receivable, Accounts Payable, General Ledger, Payroll, Currency Management, and Vista Dashboard TM

Customer Relationship Management – Clientele

Clientele is an integrated customer relationship management solution designed to meet the needs of rapidly growing, small and mid-sized organizations. Clientele combines employee applications such as opportunity management with customer applications, such as Web-based order entry/inquiry to provide companies and customers a true, up-to-the-minute picture of their relationship.

Clientele CRM is comprised of Clientele Customer Support which provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution and Clientele Sales and Marketing which provides contact, lead, opportunity and account management. Clientele HelpDesk provides IT help desk functionality with detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

Clientele HelpDesk provides IT help desk functionality and focuses on the support of users of technology within an organization. Clientele HelpDesk provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

The Clientele Self-Service Portal enables customers to submit support calls as well as check on the status of existing calls, view their detailed product information and returned merchandise authorizations, or drill down into the usage and adjustment details of their service agreements directly over the Web. The Clientele Self-Service Portal is a companion product for Clientele CRM.NET Suite.

Clientele offers additional applications designed to extend the suite’s functionality, including Conductor, Connector and ClienteleNet. Conductor provides workflow routing and rules capabilities that allow any user to receive messages and tasks from the front office system. Connector enables remote sites and sales and support representatives in the field to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road.

The Clientele CRM.NET suite is the first CRM application built completely on Microsoft’s .NET Platform. A smart client application, Clientele CRM.NET uses the Internet to interact with XML Web services, providing access to data according to specific business rules. Clientele CRM.NET leverages XML Web services to enable integration with other applications within and external to the enterprise.

Clientele CRM.NET uses Microsoft Visual Studio .NET as its standard customization tool and can support extensions using any of the .NET-compatible programming languages. The enhanced customization model supports the development of new functionality by inheriting from existing forms and Web services templates. This allows custom enhancements and extensions to be isolated from source code, so future upgrades and migrations do not overwrite customizations.

The Clientele CRM.NET Suite includes Clientele Customer Support, Clientele Sales and Clientele Self-Service Portal which provides a browser-based user interface to support self-service to customers via the Internet. Epicor ITSM, a next generation Information Technology Infrastructure Library (ITIL) compliant help desk application is also built on the Clientele CRM.NET application framework.

The Clientele Suite also includes eMarketing, an e-mail marketing campaign manager and Advanced Surveys, a Web-based survey toolset (offered via a reseller relationship with Narragansett Technologies).

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

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organization, provide consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These professional services are rendered on a global basis. Professional services are generally provided on a time and materials basis, although the Company does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over its competition as a single source vendor.

The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its Web site. Telephone support is available five days a week during normal business hours on a nearly worldwide basis, with extended hours and emergency support additionally available. The Company also believes customer satisfaction can be maintained by ensuring that its Value Added Resellers (VARs), distributors and authorized consultants are able to effectively provide front-line technical support and assistance to end users. The Company offers comprehensive training, telephone consultation and product support for its VARs, distributors and authorized consultants. Training courses are available electronically and in major cities worldwide.

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

Marketing, Sales and Distribution

The Company sells, markets and distributes its products and services worldwide, primarily through a direct sales force as well as through an indirect channel including a network of VARs, distributors and authorized consultants who market the Company’s products on a nonexclusive basis. The Company’s products are sold to and used by a broad customer base, including manufacturing, distribution, hospitality, service organizations, computer/Internet software, healthcare, government entities, educational institutions and other users. The Company sells its Enterprise, iScala and Vantage solutions through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company sells its Clientele and Vista solutions through an internal telesales organization and through a network of VARs. The Avanté and MANAGE 2000 products are presently sold by direct sales forces. The Avanté product is sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

In recognition of global opportunities for its software products, the Company has committed resources to a global sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Mexico, Sweden, Australia, New Zealand, Canada, Hong Kong, Singapore, Taiwan, and Argentina to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East predominately through third-party distributors and dealers.

The Company translates and localizes certain of its products, either directly or through outside contractors, for sale in Europe, Middle East, Africa, Latin America and Asia.

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

Product Development and Quality Assurance

The Company plans to continue addressing the needs of midmarket users of client/server and Web-based enterprise software by continuing to develop high quality software products that feature advanced technologies. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.” The Company’s technology strategy is to develop leading business application software using its own technologies combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation’s recommended technical architecture. In particular, the Company believes that it remains an industry leader in designing and developing products for Microsoft platforms, including the .NET Framework. The Company has also been a pioneer in the use of browsers and GUIs with integrated business application software. Currently, the Company continues to pursue applications based on a service-oriented architecture (SOA) and Web services that can simplify the development, maintenance, deployment and customization of its products.

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) increasingly leverage a SOA, Web services and the Microsoft .NET Framework, (iii) develop additional enterprise applications supporting both business-to-business and business-to-consumer solutions, (iv) develop and/or acquire new applications or modules that build upon the Company’s business application strategy. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

The Company’s technical strategy for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, Vantage, and Vista suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including smart-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure for connecting enterprises through the Internet by leveraging key Microsoft technologies such as Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provide a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. Epicor has maintained a leadership position with respect to Web services and .NET. The Company was among the first early adopters invited by Microsoft into the Visual Studio for Applications (VSA) initiative for middle-tier XML Web Service customization and participated with Microsoft in the launch of the Web Services Interoperability Organization (WS-I.org) to promote standards for interoperability and accelerate the adoption and deployment of Web services. The Company was also the first vendor to release enterprise CRM and ESA applications fully re-architected for the Microsoft .NET Framework. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

Rapid technological advances and changes in customer requirements characterize the computer software industry. The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users’ needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of Business Process Management, On-Demand Business and Collaborative Commerce (c-Commerce). In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company’s results of operations.

The Company’s future business is dependent on the execution of the strategy that is in place to target the enterprise software needs of mid-sized businesses and the divisions of global enterprises. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company’s results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

Competition

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company’s product offerings that are targeted at the same markets. In addition, a number of companies offer “best-of-breed,” or point solutions, similar to or competitive with a portion of the Company’s enterprise business application suite. Some of the Company’s existing competitors, as well as a number of new potential competitors, have larger technical staffs, larger more established marketing and sales organizations, and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company’s products or that achieve greater market acceptance. The Company’s future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company’s results of operations. In addition, potential customers may increasingly demand that certain of the Company’s enterprise systems incorporate certain RDBMS or operating system software offered by competing products, but not currently supported by the Company’s products.

The Company believes that it competes in three enterprise business applications markets: emerging enterprises, midmarket enterprises, and divisions of the Global 1000. The Company defines emerging enterprises as rapidly growing businesses under $25 million in annual revenues. Emerging enterprises generally lack dedicated information technology management resources and require affordable solutions that do not require a high level of ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and telesales persons with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $10 million and $1 billion. Businesses in the midmarket require solutions that provide a more sophisticated level of functionality to effectively manage their business. These businesses require applications that are easy to implement, extend, manage and use, as well as being affordable. Midmarket enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality, and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the Enterprise, Epicor for Services Enterprises, iScala, Clientele, and Vantage product lines are well positioned to address this requirement.

The Company also competes for the divisions and subsidiaries of larger Global 1000 corporations, which the Company defines as enterprises with over $1 billion in annual revenue. Global 1000 companies seeking to deploy a standard business solution across their subsidiary operations have typically been challenged with the total cost of ownership (TCO) of deploying their corporate level Tier 1 system to operating units which often operate more like midmarket entities. Additionally, localization issues and technical infrastructure problems in remote locations have made Tier 1 global roll-outs cost prohibitive. These businesses may require a single standardized application that can be deployed worldwide using a low cost decentralized implementation, as opposed to implementing through a centralized infrastructure. At the same time, they require the ability to roll-up management information on a daily or weekly basis, as well as support drill-down from corporate or regional offices to the underlying data in the subsidiaries as required. The Company believes that purchases in this market are primarily influenced by availability, localization, overall cost of ownership, availability of a Windows-based solution, standardization and a global customer support infrastructure. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the Enterprise, Epicor for Services Enterprises, iScala, and Vantage product lines are well positioned to address this requirement.

The Company believes it is one of only a few vendors in this market space that is exclusively dedicated to providing midmarket companies with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the midmarket and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs in the area of business process management (BPM) and service-oriented architecture (SOA) and incorporate those technologies and application functionality that will meet the challenges posed by competitors’ innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including Oracle Corporation (includes Peoplesoft and J.D. Edwards), and SAP AG, (ii) mid-range ERP vendors, including Lawson Software Inc., IFS, and Microsoft Business Solutions (includes Great Plains and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., Systems Union, Ltd., and Geac for financial accounting; ChangePoint (now owned by Compuware Corporation), Deltek Systems, Inc., Unit 4 Agresso, N.V, BST Global, and QuickArrow, Inc., for professional services automation; HighJump Software, Prophet21, and Manhattan Associates for distribution and warehousing; QAD, Inc., for manufacturing; and Onyx Software Corporation, Siebel Systems, Inc., FrontRange Solutions, Inc. and SalesLogix (owned by Best Software, Inc.) for sales force automation, customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings, global infrastructure and level of product integration provide a significant competitive advantage.

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

The source code for the Avanté and, in certain cases, MANAGE 2000, Vantage, and Enterprise products historically has been licensed to customers to enable them to customize the software to meet particular requirements. The standard customer license contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

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

Employees

As of January 31, 2005, the Company had 1,409 full-time employees, including 339 in product development, 254 in support services, 351 in professional services, 233 in sales, 38 in marketing and 194 in administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.epicor.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Certain Factors That May Affect Future Results

Forward Looking Statements – Safe Harbor.

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s continued development and support efforts related to products, customers or the business of organizations acquired by the Company including ROI, TDC, Platsoft and Scala, (ii) the accrued liability owed to former Scala option holders, (iii) the Company’s future revenues, (iv) impact of new accounting pronouncements, (v) sales and marketing expenses, software development expenses and general and administrative expenses, (vi) remaining DataWorks merger obligations, (vii) the Company’s capital spending on property and equipment, (viii) the Company’s future cash flow from operations, (ix) sufficient sources of financing to continue operations for next twelve months, (x) effect of current legal proceedings, (xi) the cost and timing of the buy-out procedures for the remaining 1.9% of the Scala shares not owned by the Company; (xii) the timing of amortization of the third party funded development agreement, acquired technology and trademarks and customer base; (xiii) the Company’s measurement of working capital excluding deferred revenue; (xiv) the future use of forward or other hedging contracts; (xv) future impact of Platsoft’s technical resources on the Company, and (xvi) future investments in product development. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 16 to 24. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the fourth quarter of 2004, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $9.5 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

In addition, the Company has historically realized a significant portion of its software license revenues in the final month of any quarter, with a concentration of such revenues recorded in the final ten business days of that month. Further, the Company generally realizes a significant portion of its annual software license revenues in the final quarter of the fiscal year.

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

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or remain popular in the future. For example, the Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company has announced its determination to pursue development of several of its primary product lines upon the new Microsoft .NET technology. If the Company cannot develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become or continue to be a widely accepted industry standard, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position and revenues could be adversely affected.

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

The Company’s software products are made up of increasingly complex computer programs. Software products as complex and products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms on which the Company’s products operate, including Progress, IBM, Microsoft SQL or Microsoft .NET, occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. The Company’s acquisition of Scala Business Solutions in 2004 is typical of this ongoing strategy. However while this strategy has historically and may in the future involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, the specific risks we commonly encounter in these types of transactions include the following:

•	Difficulty in effectively integrating any acquired technologies or software products into our current products and technologies

•	Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support

•	The possible adverse impact of such acquisitions on existing relationships with third party partners and suppliers of technologies and services

•	The possibility that customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements

•	The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies

•	Difficulty in integrating acquired operations, including incorporating internal control structures, due to geographical distance, and language and cultural differences

•	Difficulty in retaining employees of the acquired company

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on the Company’s results of operations.

Future acquisitions of technologies or companies, which are paid for partially, or entirely through the issuance of stock or stock rights could prove dilutive to existing shareholders.

Consistent with past experience, the Company expects that the consideration it might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. For example, the Company’s acquisition of Scala Business Solutions in 2004 involved the issuance of approximately 4.25 million shares of Company stock. If the Company issues stock or rights to purchase stock in connection with future acquisitions, earnings (loss) per share and then-existing holders of the Company’s Common Stock may experience dilution.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the year ended December 31, 2004 and 2003, 13% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the company’s operating revenues and results of operations.

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

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and apart from historical MANAGE 2000 customers, there is normally no requirement that a customer so renew or that a customer pay new license fees or service fees to the Company following the initial purchase. As a result, if Epicor’s existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

Our software products incorporate and rely upon third party software products for certain key functionality and our revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control or replace these third party products and operations.

The Company’s products incorporate and rely upon software products developed by several other third party entities such as Microsoft, IBM and Progress. Specifically, the Company’s software products are built and depend upon several underlying and evolving relational database management system platforms including Microsoft SQL Server, Progress OpenEdge and IBM U2 and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to the Company or to our customers, either directly from the third party manufacturers or through other resellers of such products, the Company could not readily replace these products with substitute products. As a result, the Company cannot provide assurance that these third parties will:

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and

Latin America. During the years ended December 31, 2004 and 2003, 41.0% and 29.5%, respectively, of total Company revenues were generated by the Company’s international operations. With the Company’s acquisition of Scala Business Solutions in 2004, the company expects its total Company revenues generated by international operations to be approximately 40% to 50%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws

•	Lack of experience in a particular geographic market

•	Different and changing regulatory requirements in various countries and regions

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations

•	Fluctuating exchange rates and currency controls

•	Difficulties in staffing and managing foreign sales and support operations

•	Longer accounts receivable payment cycles

•	Potentially adverse tax consequences, including repatriation of earnings

•	Development and support of localized and translated products

•	Lack of acceptance of localized products or the Company in foreign countries

•	Shortage of skilled personnel required for local operations

•	Perceived health (e.g. SARS), natural disasters or terrorist risks which impact a geographic region and business operations therein

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

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.

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

Moreover, the Company may be subject to claims by third parties that we infringe upon the intellectual property rights of others. The Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. This risk is potentially heightened by the Company’s recent acquisition of Scala Business solutions, which historically has done business in such diverse international markets as Eastern Europe, Asia and the Middle East. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. The terms of such royalty or license arrangements, if required, may not be favorable to the Company. In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers and distributors to enable them to customize the software to meet their particular requirements or translate or localize the products for resale in foreign countries, as the case may be. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers or distributors will take adequate precautions to protect the Company’s source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which the Company does business or distributes its products do not offer the same level of protection to intellectual property, as do the laws of the United States.

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

From January 1, 2001 through December 31, 2004, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.2 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $53.7 million at December 31, 2004. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. The Company currently has borrowed the entire $30 million capacity under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2004, the price of the Company’s common stock ranged from a low of $0.89 to a high of $17.50. For the year ended December 31, 2004, the stock price ranged from a low of $9.90 to a high of $17.50. As of March 2, 2005, the Company had 52,928,804 shares of Common Stock outstanding as well as 168,158 shares of Series D Preferred Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

When the recently adopted regulations pertaining to accounting treatment for employee stock options take effect, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock. The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of recently enacted accounting standards, which require immediate expense recognition for stock options, effective July 1, 2005 the Company expects to change its current practices by reducing the number of stock options granted to employees. Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

If we do not successfully integrate Scala and its operations with Epicor, a process that may be made more difficult due to geographic challenges, our ability to achieve anticipated revenue and related profit, results for the Scala products may be adversely impacted and the business of Epicor may be disrupted and negatively impacted.

The success of our recently completed acquisition of Scala will depend in part on the integration of the Scala business into Epicor. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of Epicor. Integration is made more difficult because the operations and primary markets of Epicor are geographically disparate from those of Scala. The challenges involved in integrating Scala with Epicor include:

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

Additional improvements to Scala’s internal controls, disclosure policies and central finance functions may be required, and if these improvements are not completed it could have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to comply with the Sarbanes-Oxley Act.

In connection with the audit of Scala’s financial statements for each of the years in the two-year period ended December 31, 2003, Scala received a letter on April 13, 2004 from its former independent auditors providing information with respect to the conduct of its audit in accordance with US generally accepted auditing standards. The letter noted that Scala’s former independent auditors identified “reportable conditions” which constituted “material weaknesses” (as those terms are defined under standards established by the American Institute of Certified Public Accountants, or AICPA) in Scala’s internal controls, financial reporting and board process controls. For a description of the AICPA standards for what constitutes a “reportable condition” and “material weakness” see the section entitled “Item 9- Controls and Procedures, Changes in internal controls over financial reporting.”

Both prior to and following the completion of the merger, the Company undertook and continues to undertake extensive efforts to remedy these identified weaknesses. For a detailed description of the steps that the Company has taken and is taking in such regard, please see the section entitled “Item 9- Controls and Procedures, Changes in internal controls over financial reporting.”

While we believe that we have adequately addressed the issues identified by Scala’s auditors, in the long term, as Epicor continues the process of integrating Scala’s operations into Epicor’s operations, Epicor plans on continuing to review and, as needed, modify both its own and Scala’s internal and disclosure controls procedures with the goal of ensuring the veracity and integrity of the combined companies’ financial control environment. However, if these material weaknesses have not been properly addressed, it could result in accounting errors and cause future restatements of Scala’s financial statements.

Further, while management has completed its assessment of the Company’s internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004 and has concluded that the Company’s controls over financial reporting are effective, in making this assessment, management has excluded the operations of Scala. In doing so, the Company has considered the “Frequently Asked Questions” as set forth by the Office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

While we are currently evaluating Scala’s internal controls in order to allow management to report on Scala’s internal controls, as required by Section 404 as of December 31, 2005, it is possible that we may encounter significant delays implementing these requirements as they relate to Scala. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on the Company’s operations. If we are unable to comply with these requirements as they relate to Scala as of December 31, 2005, we may be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our recent acquisitions, we currently have goodwill of $83.5 million and $45.1 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there are is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we may be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

Foreign currency fluctuations may negatively impact the financial results of the combined company.

The results of operations or financial condition of Scala’s business may be negatively impacted by foreign currency fluctuations. Scala operates throughout the world through international sales subsidiaries and through a network of exclusive third party distributors and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. Because our financial results are reported on a consolidated basis in U.S. dollars, our results of operations now that we have acquired Scala may be harmed by fluctuations in the rates of exchange between the U.S. dollar and other currencies. A decrease in the value of European currencies relative to the U.S. dollar would decrease reported U.S. dollar revenue disproportionably compared to a decrease in reported U.S. dollar costs for the Scala business because the Scala business generates revenues in local currencies and will report on a consolidated basis the related revenues and costs in U.S. dollars. With the acquisition of Scala completed, we may attempt to limit foreign exchange exposure through operational strategies and by using forward contracts to offset the effects of exchange rate changes on intercompany trade balances. This would require us to estimate the volume of transactions in various currencies. We may not be successful in making these estimates. If these estimates are overstated or understated during periods of currency volatility, the Scala business may experience material currency gains or losses.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. PROPERTIES

The below table outlines the Company’s primary property leases:

Location	Square Footage	Lease Expiration
Irvine, California	74,000	July 2011
San Diego, California	173,000	August 2009
Minneapolis, Minnesota	40,000	March 2007
Bracknell, UK	23,000	March 2019
Nacka, Sweden	19,000	March 2007
Monterrey, Mexico	8,000	December 2006
Moscow, Russia	24,000	June 2006

The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. Approximately 145,000 square feet of the San Diego facility is currently sublet to two third parties and approximately 7,000 sq. ft. is unoccupied. The principal activities in San Diego and Minneapolis are sales, development, consulting and customer support. Internationally, Bracknell, UK and Nacka, Sweden are used for international sales, marketing, consulting, customer support and administration. Of the total Bracknell, UK space, approximately 7,400 square feet is currently being sublet to a third party. The Company also leases property in Monterrey, Mexico and Moscow, Russia for product development.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. MARKET VALUE OF COMMON STOCK

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol EPIC. The following table sets forth the range of high and low sales prices for the Company’s Common Stock for the periods indicated.

	High	Low
Fiscal Year ended December 31, 2003:

1st Quarter	$2.18	$1.23
2nd Quarter	$6.18	$1.90
3rd Quarter	$9.80	$5.03
4th Quarter	$13.60	$8.38

Fiscal Year ended December 31, 2004:

1st Quarter	$17.50	$11.58
2nd Quarter	$15.30	$12.07
3rd Quarter	$13.50	$9.90
4th Quarter	$16.00	$12.72

There were approximately 1,349 registered security holders of record as of March 2, 2005. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
Dates	(a)	(b)		(c)	(d)
October 1, 2004 to October 31, 2004	8,469	$15.21		N/A	N/A
November 1, 2004 to November 30, 2004	—	—		N/A	N/A
December 1, 2004 to December 31, 2004	89,368	$14.09		N/A	N/A

Total	97,837	$14.19	(1)

(1)	Represents the weighted average price per share purchased during the fourth quarter.

All shares of the Company’s common stock purchased under (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of applicable employee withholding taxes.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements that are not included in this Annual Report.

	As of and for the year ended
in thousands, except per share amounts	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
	(5)	(4)	(3)	(2)	(1)
Total revenues	$226,210	$155,422	$143,467	$174,492	$224,155

Net income (loss) applicable to common stockholders	$25,313	$9,053	$(7,264)	$(28,730)	$(40,735)

Basic net income (loss) per share	$0.50	$0.20	$(0.16)	$(0.69)	$(0.98)
Diluted net income (loss) per share	$0.47	$0.18	$(0.16)	$(0.69)	$(0.98)

Total assets	$255,749	$102,223	$73,268	$86,771	$134,787

Long-term debt (less current portion) and redeemable preferred stock	$30,264	$—	$—	$2,229	$5,621

Net stockholders’ equity	$100,959	$29,410	$3,786	$7,171	$34,067

(1)	For the year ended December 31, 2000, net loss included a charge of $5,337,000 recorded in cost of license fees related to the write-down of capitalized software development costs, provision for doubtful accounts of $18,480,000 and a $2,000,000 litigation charge.
(2)	For the year ended December 31, 2001, net loss included gain from sales of product lines of $11,880,000, provision for doubtful accounts of $10,108,000, restructuring charges of $9,658,000 and a charge of $1,500,000 recorded in cost of revenues, related to the write-down of capitalized development costs and reduction in the carrying value of certain intangible assets.
(3)	For the year ended December 31, 2002, net loss included restructuring charges of $3,891,000, a $4,288,000 settlement charge, a $600,000 charge included in cost of revenues to write-down certain prepaid software royalties, a $1,000,000 reduction in general and administrative expenses related to the favorable settlement of international payroll tax issues and a $1,200,000 income tax benefit related to adjustments for certain other international tax issues. See Notes 5, 7, 8 and 13 of Notes to Consolidated Financial Statements.
(4)	For the year ended December 31, 2003, net income included restructuring charges of $937,000, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock. See Notes 5 and 11 of Notes to Consolidated Financial Statements.
(5)	For the year ended December 31, 2004, net income included restructuring charges of $2,382,000 and includes the results of operations related to the Scala acquisition from June 18, 2004 (date of acquisition) through December 31, 2004. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies as well as the divisions and subsidiaries of larger corporations in the planning, management and operation of their businesses. The Company is focused on the mid-market, which generally includes companies or divisions with annual revenues between $10 million and $1 billion. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes, and procedures – from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting. By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of Value Added Resellers (VARs), distributors and authorized consultants.

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

•	Availability of products to be delivered

•	Time period over which services are to be performed

•	Creditworthiness of the customer

•	The complexity of customizations and integrations to the Company’s software required by service contracts

•	The sales channel through which the sale is made (direct, VAR, distributor, etc.)

•	Discounts given for each element of a contract

•	Any commitments made as to installation or implementation “go live” dates

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2004. Receivables from customers are unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, and the Strongline acquisition in December 2004 and represents acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004 and the acquisition of Scala in June 2004. In accordance with SFAS No. 141, “Business Combinations” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

The Company grants stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense is recorded for stock options. When the recently issued SFAS No. 123R “Share-Based Payment” pertaining to accounting treatment for employee stock options takes effect, the Company will be required to treat the fair value of the stock options granted to employees as compensation expense, which could have a materially adverse impact on the Company’s operating results.

Acquisitions

Strongline

On December 14, 2004 the Company acquired all of the outstanding stock of Strongline A/S (“Strongline”), a privately held company located in Denmark, for approximately $4.0 million in cash, subject to a working capital adjustment described below; $3.0 million was paid on December 14, 2004 and an additional $1.0 million is to be paid, $0.5 million on December 14, 2005 and $0.5 million on December 14, 2006. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations” the acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date.

The preliminary purchase price was allocated to Strongline’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 14, 2004. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of December 31, 2004 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$3,074
Future payments	1,024
Transaction costs	33

Total purchase price	$4,131

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base, and other intangible assets	2,609
Assumed liabilities	(1,332)

Net assets acquired	$4,131

The working capital adjustment and finalization of management’s assessment of the fair value of assets acquired and liabilities assumed is expected to be completed in early 2005 and will result in an adjustment to the purchase price and related fair value allocations.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of December 31, 2004, 1.9% of Scala shares had not been acquired by Epicor.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. The Company expects this process to be completed on or before September 30, 2005.

The total preliminary purchase price of Scala as of December 31, 2004, reflecting the 22,570,851 shares tendered during the initial offering period, 1,096,048 shares tendered during the subsequent offering period and 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and additional anticipated transaction costs. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,476

Total purchase price	$93,716

Epicor used working capital and funds available under a Credit Agreement (Note 6) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan is largely completed as of December 31, 2004.

The Company expects to incur additional transaction costs related to the acquisition, including costs related to the buy-out of the remaining outstanding Scala shares, which are estimated to be no more than $2.0 million, including expenses. The Company is also evaluating certain tax contingencies related to employment tax, transfer pricing and value-added tax issues in various regions of the world. No accrual has been established for these potential tax contingencies as of December 31, 2004, as the Company is still in the process of gathering information with respect to such matters. If it is determined that a probable liability exists for these matters, the establishment of the liability will be recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statement of operations from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% at December 31, 2004, representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated financial statements is $171,000 representing this minority interest in Scala’s net income from the date of acquisition forward.

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes (in thousands) the preliminary allocation of the purchase price. Such amounts may change as discussed above.

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,245
Accounts payable and accrued expenses	(21,344)
Accrued restructuring	(6,248)
Deferred revenue	(15,941)

Net assets acquired	$93,716

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

Cash	$730
Future payment due	438
Transaction costs	228

Total purchase price	$1,396

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	406
Assumed liabilities	(1,380)

Net assets acquired	$1,396

ROI

On July 8, 2003, the Company acquired all of the outstanding stock of ROI Systems, Inc. (ROI), a privately held ERP provider of manufacturing software solutions for approximately $20.8 million in an all cash transaction. As outlined in the accompanying notes to the consolidated financials statements (Note 3), total net assets acquired were $21.4 million. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its web services manufacturing solution to an expanded base of midmarket customers.

TDC/T7

On July 1, 2003, the Company acquired certain assets of TDC Solutions, Inc. (TDC), a developer of warehouse management software and T7, Inc. (T7), a software and hardware reseller for approximately $1.9 million in cash. As outlined in the accompanying notes to the consolidated financials statements (Note 3), total net assets acquired were $1.9 million. TDC and T7 are related entities as they are under common ownership. Prior to this acquisition, the Company distributed TDC’s warehouse solutions, which integrated with the Company’s e by Epicor product line, under an OEM arrangement with TDC. The Company plans to continue to develop, distribute and support the warehouse management solution as a key component of its distribution suite. Further, this acquisition enables the Company to offer a complete end-to-end solution for the midmarket distribution industry, and is consistent with the Company’s increased focus on key vertical markets.

Clarus

In December 2002, the Company completed an acquisition of certain assets of Clarus Corporation (Clarus) including customer contracts and core intellectual property products, including the Procurement, Sourcing, and Settlement solutions, for a cash purchase price of $1.0 million. As outlined in the accompanying notes to the consolidated financials statements (Note 3), total net assets acquired were $1.3 million. The Company, which has been engaged in reselling Clarus’ procurement product for more than two years prior to the acquisition, will continue to provide service and support to the majority of Clarus’ installed base of procurement customers.

Other Acquisitions

In 2004, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.3 million. As no tangible assets or liabilities were acquired, the purchase price of $0.3 million was allocated to customer base. In 2003, the Company acquired certain assets of a software development company for approximately $0.1 million. In connection with this acquisition, the Company recorded acquired technology of $0.1 million.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1998, 1997 and 1996	Asset impairments	Total restructuring costs
Balance at December 31, 2001	1,526	2,276	188	—	3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	139	3,868	—	—	4,007

2003 restructuring charges and other	—	937	—	—	937
ROI acquisition	986	707	—	192	1,885
Write-off of impaired assets	—	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	—	(3,291)

Balance at December 31, 2003	270	3,076	—	126	3,472

2004 restructuring charges and other	437	1,945	—	—	2,382
Scala acquisition	4,897	1,351	—	—	6,248
Write-off of impaired assets	—	—	—	(126)	(126)

Cash payments	(3,905)	(2,322)	—	—	(6,227)

Balance at December 31, 2004	1,699	4,050	—	—	5,749
Less: current portion	$(1,699)	$(1,588)	$—	$—	$(3,287)

Total long-term restructuring reserve	$—	$2,462	$—	$—	$2,462

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of December 31, 2004, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 3), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability includes $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. The Company anticipates involuntarily terminating approximately 120 Scala employees, or 22% of the Scala workforce. At December 31, 2004, approximately 115 of these terminations had been completed and all other employees to be terminated have been notified. The remaining balance of severance costs of $1,699,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain

ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At December 31, 2004, the balance of the ROI accrued restructuring is $38,000 representing facilities costs related to the closing of certain ROI offices. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002. This charge represents $1,081,000 for separation costs for terminated employees and contractors and $2,177,000 for the closing and consolidation of certain of the Company’s facilities. The Company terminated 121 employees worldwide or approximately 15% of the workforce at that time from all functional areas of the Company. All terminations have been completed.

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

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003 (in millions, except percentages):

	December 31,		Change
	2004	2003	$	%
Revenues:
License fees	$61.9	$38.7	$23.2	59.9%
Consulting	56.9	38.8	18.1	46.6%
Maintenance	104.0	75.7	28.3	37.4%
Other	3.4	2.2	1.2	54.5%

Total revenues	$226.2	$155.4	$70.8	45.6%

Amortization of intangible assets and capitalized software development costs	$7.3	$7.1	$0.2	2.8%
Percentage of total revenues	3.2%	4.6%

Gross Profit Percent:
License fees	70.0%	64.3%
Consulting	26.9%	19.3%
Maintenance	75.8%	75.9%
Other	39.5%	39.6%

Gross profit	$138.9	$90.7	$48.2	53.1%
Percentage of total revenues	61.4%	58.4%

Sales and marketing	$48.0	$37.5	$10.5	28.0%
Percentage of total revenues	21.2%	24.1%

Software development	$24.7	$20.1	$4.6	22.9%
Percentage of total revenues	10.9%	12.9%

General and administrative	$35.0	$20.4	$14.6	71.6%
Percentage of total revenues	15.5%	13.1%

Provision for doubtful accounts	$1.5	$(1.0)	$2.5	(250.0)%
Percentage of total revenues	0.7%	(0.6)%

Stock-based compensation	$2.6	$3.3	$(0.7)	(21.2)%
Percentage of total revenues	1.1%	2.1%

Restructuring charges and other	$2.4	$0.9	$1.5	166.7%
Percentage of total revenues	1.1%	0.6%

Settlement of claim	$(0.3)	$—	$(0.3)	(100.0)%
Percentage of total revenues	(0.1)%	—

Provision for income taxes	$1.3	$0.4	$0.9	225.0%
Effective tax rate	5.0%	4.1%

Value of beneficial conversion related to preferred stock	$—	$0.2	$(0.2)	100.0%

Revenue

License fee revenues increased in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003. This increase is the result of an increase in sales volume of approximately 40% for the year ended December 31, 2004, as compared to the same period in 2003, which is attributable to the Company’s broad-based improvement across all businesses and products plus the contribution of license revenue from the ROI acquisition in July 2003 and the Scala acquisition in June 2004. For the year ended December 31, 2004, as compared to the same period in 2003, license revenues from ROI and Scala accounted for approximately $1.9 million and $14.3 million of the increase in license revenues, respectively. The Company expects license fee revenues for 2005 to increase in absolute dollars due to increased global distribution channels, expanded suite of Web services and vertical market strength across manufacturing, services, distribution and hospitality.

Consulting revenues increased in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003. This increase is due to both the increase in license revenues, which has resulted in increased implementation engagements and the acquisitions of ROI, Platsoft and Scala. The acquisitions of ROI, Platsoft and Scala added approximately $3.4 million, $2.2 million and $8.2 million, respectively, in consulting revenues for the year ended December 31, 2004, as compared to the same period in 2003.

Maintenance revenues increased in absolute dollars for the year ended December 31, 2004, as compared to the same periods in 2003. This increase is due to continued high renewal rates experienced by the Company’s customer base and to the acquisitions of ROI, Platsoft and Scala. The acquisitions of ROI, Platsoft and Scala added approximately $4.6 million, $0.9 million, and $19.7 million, respectively, in maintenance revenues for the year ended December 31, 2004 as compared to the same period in 2003.

Other revenues consist primarily of resale of third-party hardware, sales of business forms and revenues from a Scala service center in Moscow that processes payroll transactions for third parties located in Russia. The increase in other revenues in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003, is due to an increase in third-party hardware sales to ROI customers and other revenue generated by Scala’s payroll service center in Moscow. The acquisitions of ROI and Scala added approximately $0.3 million and $0.5 million, respectively, in other revenues for the year ended December 31, 2004 as compared to the same period in 2003.

International revenues were $92.7 million and $45.9 million for the years December 31, 2004 and 2003, representing 41.0% and 29.5%, respectively, of total revenues. The increase in international revenues in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003, is due primarily to the acquisition of Scala in June 2004, which added $40.4 million in international revenues, and a foreign currency exchange rate impact of approximately $4.6 million. The foreign exchange impact is primarily the result of the strengthening of the British pound sterling against the US dollar. The Company expects that due to the acquisition of Scala, whose international revenues have historically comprised approximately 80% to 90% of total revenues, the Company’s international revenues will continue to represent approximately 40% to 50% of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, and the Strongline acquisition in December 2004. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the years ended December 31, 2004 and 2003, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $7.3 million and $7.1 million, respectively. The slight increase in amortization expense for the year ended December 31, 2004 as compared to the same period in 2003 is due to the additional amortization expense related to the TDC/T7, ROI, Platsoft and Scala acquisitions offset by a decrease in amortization related to the Dataworks acquired technology, which was fully amortized by December 2003. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2009 and amortization of the customer base will be complete in 2011.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the year ended December 31, 2003, the Company recorded amortization expense related to capitalized software development costs of $0.8 million. For the year ended December 31, 2004, the Company had no amortization expense related to capitalized software development costs as the Company’s capitalized software development costs were fully amortized in late 2003. The Company did not capitalize any software development costs for the year ended December 31, 2004, as no costs were eligible for capitalization.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software developments costs and acquired intangible assets. For the year ended December 31, 2004, as compared to the same period in 2003, cost of license fees increased primarily due to an increase in software royalties of $4.3 million on higher license revenues. The increase in license revenues and the fixed nature of certain of the costs of license fees, specifically, amortization of acquired intangible assets, which were relatively flat quarter over quarter, resulted in an increase in the related gross profit

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the year ended December 31, 2004, as compared to the same period in 2003, primarily due to the acquisition of Scala in June 2004, which resulted in additional costs of $5.9 million, the acquisition of Platsoft, which added $1.4 million in additional costs and ROI, which added $2.6 million in additional costs. Overall however, consulting gross profit increased as a result of increased utilization rates due to the greater number and larger size of the implementation projects.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the year ended December 31, 2004, cost of maintenance revenues increased $6.9 million due largely to (i) the acquisition of ROI, which resulted in additional maintenance costs of $1.1 million, (ii) the acquisition of Scala, which resulted in additional maintenance costs of $2.6 million, (iii) the acquisition of Platsoft, which resulted in additional maintenance costs of $0.2 million, (iv) increased maintenance royalties of $1.2 million on higher maintenance revenues and (v) increased salaries of $1.7 million related to increased headcount and annual merit increases. While maintenance revenues did increase maintenance gross profit remained relatively constant for the year ended December 31, 2004, as compared to the same period in 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase for the year ended December 31, 2004, as compared to the same period in 2003, is primarily due to the Scala acquisition which added $6.1 million in expenses, the acquisition of Platsoft which added $0.4 million, an increase in commission expense of $1.6 million as a result of increased license revenues and an increase of $0.7 million in additional advertising and trade show related costs. The remainder of the increase is primarily due to increased salaries and other headcount related expenses. Sales and marketing expenses decreased as a percentage of revenue due to the increase in license revenues for the year ended December 31, 2004, as compared to the same periods in 2003. The Company expects sales and marketing expenses to increase in absolute dollars in 2005 due to the inclusion of Scala for the entire year.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Historically, the majority of these expenses have been incurred by the Company in North America and Mexico, where the Company operates a development center. Beginning in the third quarter of 2004, the Company incurred software development cost in Russia, where Scala operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the years ended December 31, 2004 and 2003, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the years ended December, 2004 and 2003 was insignificant.

Software development expenses increased in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003. The increase for the year ended December 31, 2004, as compared to the same period in 2003, is due to additional headcount related expenses from ROI of $0.8 million and from Scala in the amount of $4.4 million, offset by decreases in headcount related expenses as a result of the 2004 restructuring. Software development expenses decreased as a percentage of revenue due to the increase in license revenues for the year ended December 31, 2004, as compared to the same period in 2003. The Company expects software development to increase in absolute dollars in 2005 due to the inclusion of Scala expenses for the entire year.

General and Administrative

The increase in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003, is largely due to (i) $10.2 million in additional expense related to the acquisition of Scala in June 2004, (ii) $2.4 million of additional professional fees related to the Company’s Sarbanes Oxley Section 404 requirements, (iii) $0.5 million in costs incurred to relocate the Company’s headquarters, (iv) $0.5 million related to increased salaries due to increased headcount and annual merit increases and (v) $0.1 million in amortization expense for the covenant not to compete intangible assets that were recorded as a result of the ROI acquisition in July 2003 and the Platsoft acquisition in February 2004. The Company expects general and administrative expenses to increase in absolute dollars in 2005 due to the inclusion of Scala expenses for the entire year.

Provision for Doubtful Accounts

The increase in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003, is due to the acquisition of Scala in June 2004, which added approximately $0.8 million and an increase in the provision for doubtful accounts in the amount of $1.7 million in 2004, offset by the $1.1 million benefit to the provision, recognized in 2003, as described more fully below.

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

The Company’s days sales outstanding (DSO) for each quarter in 2004 and 2003 are set forth in the following table:

Quarter Ended	2004	2003
March 31	56	54
June 30	63	56
September 30	53	51
December 31	69	55

The increases in the Company’s 2004 quarterly DSO as compared to 2003 are primarily due to the acquisition of Scala during the second quarter of 2004 as approximately 80% to 90% of Scala’s sales are international and collection times on international sales tend to be longer.

Stock-Based Compensation

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the years ended December 31, 2004 and 2003 was related to both restricted stock issued as part of the 2001 stock option exchange program (Stock Option Exchange Program) and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO Restricted Stock) in March 2003 and May 2003. For the years ended December 31, 2004 and 2003, stock-based compensation expense related to the CEO Restricted Stock was $2.4 million and $3.0 million, respectively and stock-based compensation expense related to the Stock Option Exchange Program was $0.2 million and $0.3 million, respectively.

Future quarterly stock-based compensation expense to be charged to operations for 2005 for the CEO Restricted Stock and the Stock Option Exchange Program is as follows:

Quarter Ending	CEO Restricted Stock	Stock Option Exchange Program	Total Future Compensation Expense
March 31, 2005	$591,000	$15,000	$606,000
June 30, 2005	591,000	—	591,000
September 30, 2005	591,000	—	591,000
December 31, 2005	591,000	—	591,000

Total future stock compensation expense	$2,364,000	$15,000	$2,379,000

The above stock-based compensation expense does not include amounts to be charged to expense as a result of the Company’s adoption of FAS 123R which requires immediate expense recognition for all share-based payments to employees effective for interim or annual periods beginning after June 15, 2004.

Settlement of a Claim

In December 2002, the Company incurred a settlement charge related to a settlement agreement with one of the Company’s former officers. As part of the settlement agreement, the officer’s indebtedness to the Company was forgiven and such forgiveness and any imputed income from such forgiveness was grossed-up by the Company to account for the tax effect of such forgiveness. However, per the settlement agreement, any amount paid to the officer by the Company in excess of the actual taxes paid by the officer was required to be repaid to the Company. During 2004, the Company received a refund of approximately $284,000 as a result of the reduction of actual taxes paid related to this settlement.

Provision for Income Taxes

The Company recorded a provision for income taxes for the year ended December 31, 2004 in the amount of $1,336,000 and a $399,000 provision for the year ended December 31, 2003. The provision for 2004 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward and tax liabilities to foreign jurisdictions after utilizations of net operating loss carryforwards. The effective tax rate for the twelve months ended December 31, 2004 was 5.0% while the effective tax rate for the year ended December 31, 2003 was 4.1%. The effective tax rate is lower than the statutory US federal income tax rate of 35%, primarily due to the benefits from the utilization of net operating loss carryforwards. The Company has provided a valuation allowance on 100% of its deferred tax assets. The Company will continue to evaluate the recoverability of its deferred tax asset and the need for a valuation allowance against such asset. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options, will result in a direct increase to stockholders’ equity.

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

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002 (in millions, except percentages):

	December 31,		Change
	2003	2002	$	%
Revenues:
License fees	$38.7	$34.2	$4.5	13.1%
Consulting	38.8	37.4	1.4	3.7%
Maintenance	75.7	69.3	6.4	9.2%
Other	2.2	2.6	(0.4)	(15.4)%

Total revenues	$155.4	$143.5	$11.9	8.3%

Percentage of total revenues:
License fees	24.9%	23.9%
Consulting	25.0%	26.0%
Maintenance	48.7%	48.3%
Other	1.4%	1.8%

Total revenues	100.0%	100.0%

Amortization of intangible assets and capitalized software development costs	$7.1	$7.1	$—	—%
Percentage of total revenues	4.6%	4.9%

Gross profit	$90.7	$79.1	$11.6	14.7%
Percentage of total revenues	58.4%	55.1%

Sales and marketing	$37.5	$42.0	$(4.5)	(10.7)%
Percentage of total revenues	24.1%	29.3%

Software development	$20.1	$18.3	$1.8	9.8%
Percentage of total revenues	12.9%	12.8%

General and administrative	$20.4	$18.3	$2.1	11.5%
Percentage of total revenues	13.1%	12.8%

Provision for doubtful accounts	$(1.0)	$0.1	$(1.1)	(1,100.0)%
Percentage of total revenues	(0.6)%	0.1%

Stock-based compensation	$3.3	$0.8	$2.5	312.5%
Percentage of total revenues	2.1%	0.6%

Restructuring charges and other	$0.9	$3.9	$(3.0)	(76.9)%
Percentage of total revenues	0.6%	2.7%

Settlement of claim	$—	$4.3	$(4.3)	(100.0)%
Percentage of total revenues	—	3.0%

Provision (benefit) for income taxes	$0.4	$(1.2)	$1.6	(133.3)%
Effective tax rate	4.1%	(14.2)%

Value of beneficial conversion related to preferred stock	$0.2	$—	$0.2	—

Revenue

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002. This increase is primarily the result of an approximate 6% increase in sales volume and an approximate 7% increase in average selling price, both of which are attributable to the Company’s strong execution in 2003 across all product groups in North America. License revenues also increased as a result of the ROI acquisition, which contributed approximately 4% of the year-over-year growth.

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

Other revenues consist primarily of resale of third-party hardware and sales of business forms. The decrease in other revenues in absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002, is due to a decrease in third-party hardware sales due to increased competition experienced in 2003 in the Company’s hardware sales business.

International revenues were $45.9 million and $43.8 million for the years ended December 31, 2003 and 2002, respectively, representing 29.5% and 30.5%, respectively, of total revenues. The increase in international revenues for the year ended December 31, 2003, as compared to 2002, is due to a foreign currency impact of approximately $5.5 million offset by a $3.4 million decrease in total international revenues. The foreign exchange impact is primarily the result of the strengthening of the Great British pound against the US dollar in 2003. International license revenues decreased by approximately $2.0 million primarily due to decreases in license revenues in Asia and Australia. The decrease of license revenues in Asia is largely due to the effect of SARs on an already poor economic environment. The decrease of license revenues in Australia is due to increased competition from Microsoft Business Solution Partners in 2003. International consulting revenues decreased by $1.3 million as consulting revenues lag license fee revenues by several quarters. Internationally, license fee revenues decreased from 2001 to 2002 which resulted in a decline in consulting revenues from 2002 to 2003.

Gross Profit, including Cost of Revenues

The increase in gross profit in both absolute dollars and as a percentage of revenues for the year ended December 31, 2003, as compared to 2002, is primarily due to improved margins in 2003 in both North America and Europe from consulting services and software licenses. Consulting margins improved as a result of the 2002 restructuring which decreased the underlying service costs of the consulting services, such as salaries, benefits and other headcount related expenses, in these locales and increased utilization rates. Software license margins increased due to an increase in license revenues and the fixed nature of certain cost of license revenues, specifically amortization of intangible assets and capitalized software development costs of approximately $7.1 million for 2003 and 2002.

Sales and Marketing

The decrease in sales and marketing in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2003, as compared to 2002, is due to a decrease during 2003 of $3.5 million in the Company’s advertising and related costs, such as direct mail, trade shows and promotions, as a result of an effort to decrease overall costs. The remaining decrease is primarily due to a decrease in the cost of salaries, benefits and other headcount-related expenses in North America and Europe as a result of the 2002 restructuring, offset by increased expenses of $1.6 million due to the ROI acquisition in the third quarter of 2003 and increased commission expense of $2.3 million in 2003 due to increased license revenues.

Software Development

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

General and Administrative Expense, including Provision for Doubtful Accounts

The increase in general and administrative expenses in absolute dollars for the year ended December 31, 2003, as compared to 2002, is due to a $1.0 million favorable tax settlement in 2002 related to international employment tax issues offset by a decrease in the provision for doubtful accounts of $1.1 million in 2003, the acquisition of ROI, which added approximately $0.3 million in additional expenses in 2003, and an increase in bonus expense in 2003 as a result of the Company exceeding its performance targets for the year.

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

Stock-Based Compensation

Stock-based compensation expense for the year ended December 31, 2002 was related to restricted stock issued in connection with the Company’s stock option exchange program that was carried out in 2001. Stock-based compensation expense for the year ended December 31, 2003 was related to both restricted stock issued as part of the exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For the year ended December 31, 2003 stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $3.0 million. The increase in the stock-based compensation expense for the year ended December 31, 2003, as compared to 2002, was due to the additional grants of restricted stock to the Company’s CEO.

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

Provision for Income Taxes

The Company recorded a provision for income taxes in 2003 in the amount of $0.4 million and an income tax benefit of $1.2 million in 2002. The provision for 2003 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward. The income tax benefit recorded in 2002 was due to the favorable settlement of a Canadian tax audit and the resolution of other related international tax matters. The effective tax rate during 2003 was 4.1% and (14.2%) during 2002. The tax effective rate is lower than the statutory US federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards in 2003 and to the reduction of income taxes payable from the favorable settlement of international tax matters and the inability to record benefits from current net operating losses in 2002.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the year ended December 31, 2004 and 2003 (in millions):

	2004	2003
Cash and cash equivalents	$53.7	$38.9
Net cash position	14.3	8.1
Working capital deficit	(6.3)	0.3
Working capital, excluding deferred revenue	53.9	37.7
Net cash provided by operating activities	27.7	16.7
Net cash used in investing activities	(40.9)	(20.9)
Net cash provided by financing activities	28.7	8.1
Long-term debt	30.3	—

As of December 31, 2004, the Company’s principal sources of liquidity included cash and cash equivalents of $53.7 million. The Company’s operations provided $27.7 million in cash during the year ended December 31, 2004. Significant operating cash outlays during the year ended December 31, 2004 included payment of 2003 bonuses and commissions and severance benefits associated with the 2004 restructuring. As of December 31, 2004, the Company had $5.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.8 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $53.9 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature.

The Company’s principal investing activities for the year ended December 31, 2004 included capital expenditures of $4.5 million primarily associated with the Company’s relocation to a new corporate headquarters, the release of $0.5 million restricted cash related to the Company’s relocation to its new corporate headquarters, the acquisition of Scala, including transaction costs, net of cash acquired for approximately $34.6 million, the acquisition of Platsoft for $0.9 million and the Strongline acquisition for $1.4 million. The Company anticipates capital spending in 2005 to increase approximately $1.0 million over 2004 due primarily to increased spending on technology for system and network conversion efforts related to the Scala/Epicor integration.

Financing activities for the year ended December 31, 2004 included payments of $4.1 million to acquire treasury stock as consideration for the Company’s payment of applicable employee withholding taxes on the Company’s CEO Restricted Stock and Stock Option Exchange Program and $0.7 million for costs associated with registering the shares issued for the Scala acquisition. Cash provided by financing activities included proceeds of $30.0 million from the Company’s long-term credit facility, discussed below, proceeds from the issuance of stock under the employee stock purchase program of $1.1 million and proceeds from the exercise of employee stock options in the amount of $2.4 million.

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

In January 2004, the Company entered into a two year, $15 million senior revolving credit facility with a financial institution. Quarterly interest payments are to be made on this credit facility, with any principal balance due at maturity, January 2006. The facility bears interest at a variable rate of either the prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. As of December 31, 2004, the interest rate was 3.425%, which was at LIBOR plus the applicable margin. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. Significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity.

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility from $15 million to $30 million. Thereafter, effective June 28, 2004, the revolving credit facility was amended to revise the minimum fixed charge coverage ratio for the quarter ended June 30, 2004, and effective July 18, 2004 to amend the minimum fixed charge coverage ratio for the quarters ended June 30, 2004 through March 31, 2005. As of December 31, 2004, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended. In connection with the Scala acquisition, the Company borrowed the $30 million available under this credit facility on June 15, 2004. In January 2005 the Company used funds generated from operations to make a $5 million principal payment on this facility.

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating and capital leases for office facilities and equipment, long-term debt and purchase obligations. As of December 31, 2004, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	1 Year and Less	2 –3 Years	4 –5 Years	Thereafter	Total
Operating and Capital Lease Obligations,
Net of Sublease Income	$8,956	$13,495	$9,106	$19,329	$50,886
Long-term debt	—	30,000	—	—	30,000
Purchase Obligations	3,501	—	—	—	3,501

Total Contractual Obligations	$12,457	$43,495	$9,106	$19,329	$84,387

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

For the fourth quarter of 2004, the Company had positive cash flows from operations of $7.1 million. In the first quarter of 2004, the Company had negative cash flows from operations primarily due to payments for 2003 bonuses and commissions, Scala acquisition costs, and severance benefits related to the 2004 restructuring. Historically, the Company has experienced decreased cash flows from operations in the first quarter of each year due to the bonuses and commission payments made in the first quarter related to the prior year. Prior to this quarter the Company had generated positive operating cash flows for each of the quarters in 2002 and 2003 primarily due to improved operating results and improvements in its accounts receivable collections. The Company expects to generate positive cash flow from operations in 2005.

As of December 31, 2004 the Company had cash and cash equivalents of $53.7 million. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the year ended December 31, 2004 of $25.3 million. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

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

Foreign Currency Risk

Historically, the Company has maintained operations in several foreign locations including Canada, Europe, Australia, Asia and South America. With the acquisition of Scala in June 2004, the Company’s international operations increased significantly in the locations listed above as well as new locations, such as Russia and China. These operations incur revenues and expenses in foreign currencies which expose the Company to foreign currency risk and gives rise to foreign exchange gains and losses. In addition, a significant portion of the Company’s revenues are derived overseas, with international revenues historically representing approximately 30% of total revenues. However, the Company expects international revenues, which have increased as a result of the Scala acquisition, will continue to represent approximately 45% to 50% of total revenues going forward. Sales revenues denominated in currencies other than the U.S. dollar expose the Company to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency and may have an adverse impact on the Company’s operations. Historically, the Company has not entered into any hedging arrangements or similar foreign currency contracts. However, with the recent acquisition of Scala, the Company may attempt to limit its foreign exchange exposure through the use of forward contracts to offset the risks associated with fluctuations in foreign currencies.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share, but has not yet determined the method of adoption or whether adoption will result in expense amounts materially different from those provided under the current pro forma disclosures in Note 1.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and its credit facility. At December 31, 2004, the Company had $53.7 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $414,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $30 million in variable rate debt outstanding at December 31, 2004. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $140,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 41.0% of the Company’s total revenues for the year ended December 31, 2004 and 38.4% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. For the year ended December 31, 2004, the Company realized transaction gains of $1,698,000 primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves intercompany balances between Ireland and the United Kingdom. Given a hypothetical decrease of 10% in the Euro against the Great Britain pound, the realized transaction gain would decrease by approximately $2,000 at December 31, 2004 and likewise decrease the Company’s earnings and cash flows for the respective periods. Given a hypothetical increase of 10% in the Euro against the Great Britain pound, the realized transaction gain would increase by approximately $2,000 at December 31, 2004, and likewise increase the Company’s earnings and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Epicor Software Corporation

Irvine, California:

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2005

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$53,711	$38,881
Restricted cash	—	501
Accounts receivable, net of allowance for doubtful accounts of $6,603 and $3,992 as of 2004 and 2003, respectively	55,296	27,134
Prepaid expenses and other current assets	6,719	5,268

Total current assets	115,726	71,784

Property and equipment, net	7,045	3,040
Intangible assets, net	45,080	12,847
Goodwill	83,492	10,841
Other assets	4,406	3,711

	$255,749	$102,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,437	$5,958
Accrued compensation and payroll taxes	21,404	11,435
Other accrued expenses	26,372	14,603
Current portion of long-term debt	352	—
Current portion of accrued restructuring costs	3,287	2,117
Deferred revenue	60,212	37,345

Total current liabilities	122,064	71,458

Long-term debt, less current portion	30,264	—
Long-term portion of accrued restructuring costs	2,462	1,355

Total long-term liabilities	32,726	1,355

Commitments and contingencies (Note 7)

Stockholders’ equity:
Series C and D convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 168,158 and 361,735 shares issued and outstanding as of 2004 and 2003, respectively	3,046	10,423
Common stock, $0.001 par value, 60,000,000 shares authorized, 53,155,638 and 46,230,221 shares issued and outstanding as of 2004 and 2003, respectively	53	46
Additional paid-in capital	308,264	252,088
Less: treasury stock at cost, 416,825 and 113,061 shares outstanding as of 2004 and 2003, respectively	(4,431)	(322)
Less: unamortized stock compensation expense	(2,379)	(5,002)
Accumulated other comprehensive income (loss)	(818)	266
Accumulated deficit	(202,776)	(228,089)

Net stockholders’ equity	100,959	29,410

	255,749	102,223

See accompanying notes to the consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues:
License fees	$61,869	$38,700	$34,216
Consulting	56,891	38,821	37,359
Maintenance	103,967	75,681	69,296
Other	3,483	2,220	2,596

Total revenues	226,210	155,422	143,467

Cost of revenues:
License fees	11,220	6,704	6,433
Consulting	41,580	31,330	32,719
Maintenance	25,114	18,254	16,748
Other	2,108	1,342	1,421
Amortization of intangible assets and capitalized software development costs	7,327	7,097	7,055

Total cost of revenues	87,349	64,727	64,376

Gross profit	138,861	90,695	79,091

Operating expenses:
Sales and marketing	47,975	37,537	42,004
Software development	24,736	20,058	18,296
General and administrative	35,043	20,424	18,280
Provision for doubtful accounts	1,485	(1,022)	120
Stock-based compensation	2,617	3,336	835
Restructuring charges and other	2,382	937	3,891
Settlement of claim	(284)	—	4,288

Total operating expenses	113,954	81,270	87,714

Income (loss) from operations	24,907	9,425	(8,623)

Other income (expense):
Interest income	819	748	1,338
Interest expense	(604)	(70)	(417)
Other income (expense)	1,698	(410)	(762)

Other income, net	1,913	268	159

Income (loss) before income taxes	26,820	9,693	(8,464)
Provision (benefit) for income taxes	1,336	399	(1,200)
Minority interest in income of consolidated subsidiary	171	—	—

Net income (loss)	$25,313	$9,294	$(7,264)

Value of beneficial conversion related to preferred stock	—	(241)	—

Net income (loss) applicable to common stockholders	$25,313	$9,053	$(7,264)

Net income (loss) per share applicable to common stockholders:
Basic	$0.50	$0.20	$(0.16)
Diluted	$0.47	$0.18	$(0.16)

Weighted average common shares outstanding:
Basic	50,753	46,392	44,511
Diluted	53,714	49,509	44,511

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPEHENSIVE OPERATIONS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$25,313	$9,294	$(7,264)
Foreign currency translation adjustment	(1,084)	2,571	959

Comprehensive income (loss)	$24,229	$11,865	$(6,305)

See accompanying notes to consolidated financial statements.

Epicor Software Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series C and D convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Unamortized Stock Compensation Expense	Notes Receivable From Officers	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Net Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance December 31, 2001	95,305	$7,501	44,134,057	$44	$244,771	—	$—	$(1,711)	$(10,292)	$(3,264)	$(229,878)	$7,171
Conversion of preferred stock	(33,570)	(2,642)	335,700		2,642							—
Acquisition of treasury stock related to stock option exchange program						216,586	(449)					(449)
Proceeds from sale of treasury stock					(45)	(158,239)	362					317
Issuance of restricted stock			30,000		45			(45)				—
Stock based compensation expense								840				840
Redemption of unvested restricted stock from terminated employees			(146,567)		(198)			193				(5)
Collection of notes receivable from officers									64			64
Interest accrued on notes receivable from officers									(654)			(654)
Employee stock purchases			533,070	1	566							567
Settlement of claim			(445,000)	(1)	(850)				3,086			2,235
Exercise of stock options			14,913		5							5
Net loss											(7,264)	(7,264)
Foreign currency translation adjustment										959		959

Balance December 31, 2002	61,735	$4,859	44,456,173	$44	$246,936	58,347	$(87)	$(723)	$(7,796)	$(2,305)	$(237,142)	$3,786

Issuance of preferred stock	300,000	5,323										5,323
Beneficial conversion option		241									(241)	—
Acquisition of treasury stock related to stock option exchange program						54,714	(235)					(235)
Issuance of restricted stock			3,000,000	3	7,727			(7,727)				3
Collection of notes receivable from officers			(2,000,000)	(2)	(4,258)				7,840			3,580
Interest accrued on notes receivable from officers									(44)			(44)
Excess options in acquisition					112							112
Stock-based compensation expense								3,321				3,321
Redemption of unvested restricted stock from terminated employees			(74,591)		(112)			127				15
Employee stock purchases			357,988		519							519
Exercise of stock options			490,651	1	1,164							1,165
Net income											9,294	9,294
Foreign currency translation adjustment										2,571		2,571

Balance December 31, 2003	361,735	$10,423	46,230,221	$46	$252,088	113,061	$(322)	$(5,002)	$—	$266	$(228,089)	$29,410

Conversion of preferred stock	(193,577)	(7,377)	1,935,770	2	7,375							—
Acquisition of treasury stock related to stock option exchange program						303,764	(4,109)					(4,109)
Stock-based compensation expense								2,617				2,617
Shares issued for acquisition of Scala, net of issuance cost of $679			4,248,207	4	45,329							45,333
Redemption of unvested restricted stock from terminated employees			(4,102)		(6)			6				—
Employee stock purchases			134,329		1,086							1,086
Exercise of stock options			611,213	1	2,392							2,393
Net income											25,313	25,313
Foreign currency translation adjustment										(1,084)		(1,084)

Balance December 31, 2004	168,158	$3,046	53,155,638	$53	$308,264	416,825	$(4,431)	$(2,379)	$—	(818)	$(202,776)	$100,959

See accompanying notes to consolidated financial statements

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$25,313	$9,294	$(7,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,447	9,232	10,657
Stock-based compensation expense	2,617	3,336	835
Provision for doubtful accounts	1,485	(1,022)	120
Write-down of capitalized software development costs and prepaid assets	—	—	716
Restructuring charges and other	2,382	937	3,891
Settlement of claim	(284)	—	4,288
Interest accrued on notes receivable from officers	—	(44)	(654)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,729)	1,114	10,269
Prepaid expenses and other current assets	5,211	(285)	1,053
Other assets	(541)	(514)	920
Accounts payable	2,762	2,081	(3,297)
Accrued expenses, compensation and payroll taxes	(1,664)	(1,072)	(4,331)
Accrued restructuring costs	(6,416)	(3,507)	(3,334)
Deferred revenue	5,125	(2,626)	(3,377)

Net cash provided by operating activities	27,708	16,924	10,492

INVESTING ACTIVITIES
Purchases of property and equipment	(4,453)	(1,346)	(803)
Cash paid for acquisitions, net of cash acquired	(36,905)	(19,032)	(1,000)
Decrease (increase) in restricted cash	501	(501)	—

Net cash used in investing activities	(40,857)	(20,879)	(1,803)

FINANCING ACTIVITIES
Proceeds from long-term debt	30,000	—	—
Proceeds from exercise of stock options	2,393	1,165	5
Proceeds from employee stock purchases	1,086	519	567
Net proceeds from issuance of restricted stock	—	3	—
Purchase of treasury stock	(4,109)	(235)	(449)
Costs to register shares issued for Scala acquisition	(679)	—	—
Proceeds from sale of treasury stock	—	—	317
Issuance of preferred stock, net of transaction costs	—	5,323	—
Collections of notes receivable from officers	—	3,580	64
Principal payments on long term debt	—	(2,229)	(3,675)

Net cash provided by (used in) financing activities	28,691	8,126	(3,171)
Effect of exchange rates on cash	(712)	3,397	1,360

Net increase in cash and cash equivalents	14,830	7,568	6,878
Cash and cash equivalents at beginning of year	38,881	31,313	24,435

Cash and cash equivalents at end of year	$53,711	$38,881	$31,313

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

	Years Ended December 31,
	2004	2003	2002
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$216	$92	$417

Net income tax (refunds) payments	$702	$320	$(1,043)

Beneficial conversion option	$—	$241	$—

NON CASH ITEMS:
Capital lease	$599	—	—

Common stock received in payment of notes receivable from officers	$—	$4,260	$—

Conversion of preferred stock into common stock	$7,377	$—	$2,642

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Epicor Software Corporation, a Delaware corporation, and its subsidiaries (Epicor or the Company) design, develop, market and support integrated enterprise business software solutions for use by mid-size businesses as well as divisions and subsidiaries of larger corporations worldwide. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

On June 18, 2004, the Company acquired Scala Business Solutions N.V., (Scala) a publicly held software company headquartered in Amsterdam, for a purchase price of approximately $93.7 million, including cash and stock. The transaction was accounted for as a purchase and the results of Scala’s operations are included in the accompanying consolidated statement of operations from June 18, 2004 and includes a minority interest of 1.9% at December 31, 2004 representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated balance sheet is $171,000 representing this minority interest in Scala’s net income from the date of acquisition forward. See Note 3 for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, cash flows used to evaluate the recoverability of the Company’s long-lived assets, deferred tax assets, and certain accrued liabilities related to restructuring activities and litigation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At December 31, 2003 the Company had $500,000 in restricted cash set aside as required collateral for a standby letter of credit related to the Company’s building lease which commenced in April of 2004. At December 31, 2004, the letter of credit no longer required restricted cash amounts as collateral.

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

The Company has recorded unbilled consulting revenues totaling $885,000 and $629,000 at December 31, 2004 and 2003, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2004. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years. In addition to internally generated software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs within software development costs. Software development costs were fully amortized prior to 2004. Amortization of software development costs is included in cost of revenues and totaled $795,000 for the year ended December 31, 2003, and $1,764,000 for the year ended December 31, 2002.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of the following:

•	DataWorks Corporation (DataWorks) acquisition in December 1998

•	Clarus asset purchase in December 2002

•	ROI acquisition in July 2003

•	TDC/T7 asset purchase in July 2003

•	Platsoft acquisition in February 2004

•	Scala acquisition in June 2004

•	Strongline acquisition in December 2004

The intangible assets represent acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur. Amortization of intangible assets included in cost of revenues totaled $7,327,000 for the year ended December 31, 2004, $6,302,000 for the year ended December 31, 2003, and $5,291,000 for the year ended December 31, 2002. Amortization included in general and administration expenses totaled $171,000 for the year ended December 31, 2004, $75,000 for the year ended December 31, 2003 and $0 for 2002.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004 and the acquisition of Scala in June 2004. In accordance with SFAS No. 141, “Business Combinations” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Advertising Costs

The Company expenses production costs of advertising upon the first showing of the advertisement. Other advertising costs are expensed as incurred. Advertising expense totaled $962,000 for 2004, $842,000 for 2003, and $1,077,000 for 2002.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the respective local country’s currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded in results of operations. For the years ended December 31, 2004, 2003, and 2002, the Company recorded translation gains (losses) of ($1,084,000), $2,571,000, and $959,000, respectively. For the year ended December 31, 2004, the Company realized a transaction gain of $1,698,000, and for the years ended December 31, 2003 and 2002, the Company realized transaction losses of $414,000 and $746,000, respectively, included in results of operations, primarily due to the strengthening of the Euro and the British pound.

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2004 or 2003. Receivables from VARs, software distributors and end users are unsecured.

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

For the year ended December 31, 2004 and 2003, options to purchase 529,000 and 537,000 shares, respectively, of common stock with a weighted average price of $15.16 and $8.91, respectively, were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2002, the effect of options to purchase 521,383 shares of common stock and 170,277 shares of unvested restricted stock was anti-dilutive and, therefore, not included in the computation of diluted net income (loss) per share.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders	$25,313	$9,053	$(7,264)

Basic:
Weighted average common shares outstanding	49,138	45,124	44,733
Weighted average common equivalent of convertible preferred stock	3,353	3,256	676
Weighted average common shares of unvested restricted stock	(1,738)	(1,988)	(898)

Shares used in the computation of basic net income per share	50,753	46,392	44,511

Net income (loss) per share applicable to common stockholders – basic	$0.50	$0.20	$(0.16)

Diluted:
Weighted average common shares outstanding	50,753	46,392	44,511
Stock options	2,096	1,708	—
Unvested restricted stock	865	1,409	—

Shares used in the computation of diluted net income (loss) per share	53,714	49,509	44,511

Net income (loss) per share applicable to common stockholders – diluted	$0.47	$0.18	$(0.16)

The Company has adjusted its previously reported basic earnings per share calculation for the year ended December 31, 2003 to include the effect of the weighted average convertible preferred stock. For the year ended December 31, 2003, the impact of this adjustment was a $0.01 decrease to the previously reported basic earnings per share calculation of $0.21. The Company has adjusted its previously reported basic and diluted earnings per share calculation for the year ended December 31, 2002 to include the effect of the weighted average convertible preferred stock. For the year ended December 31, 2002, the impact of this adjustment was a $0.01 decrease to the previously reported basic and diluted earnings per share calculation of $0.17.

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

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders as reported	$25,313	$9,053	$(7,264)
Stock based employee compensation expense determined under fair value based method for all awards	$(2,886)	$(1,514)	$(1,460)

Net income (loss) – pro forma	$22,427	$7,539	$(8,724)

Net income (loss) per share applicable to common stockholders as reported:
Basic	$0.50	$0.20	$(0.16)
Diluted	$0.47	$0.18	$(0.16)

Net income (loss) per share applicable to common stockholders – pro forma:
Basic	$0.44	$0.17	$(0.20)
Diluted	$0.42	$0.15	$(0.20)

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options based upon historical data.

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows:

	Years Ended December 31,
	2004		2003		2002
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	4.4	0.5	3.7	0.5	4.0	0.5
Risk-free interest rate	3.2%	2.5%	2.4%	1.0%	3.1%	1.7%
Volatility	0.6	0.6	0.8	0.8	1.0	1.0
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share, but has not yet determined the method of adoption or whether adoption will result in expense amounts materially different from those provided under the current pro forma disclosures in Note 1.

Note 2. Composition of Certain Financial Statement Captions

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2004	2003
Computer equipment	$23,255	$18,270
Furniture, fixtures and equipment	5,512	5,281
Leasehold improvements	8,259	6,312

	37,026	29,863
Less accumulated depreciation and amortization	(29,981)	(26,823)

	$7,045	$3,040

The following summarizes the components of deferred revenue (in thousands):

	As of
	December 31, 2004	December 31, 2003
Deferred license fees	$1,116	$883
Deferred maintenance	52,819	29,849
Deferred consulting	6,277	6,613

Total	$60,212	$37,345

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

Note 3. Acquisitions

Strongline

On December 14, 2004 the Company acquired all of the outstanding stock of Strongline A/S (“Strongline”), a privately held company located in Denmark, for approximately $4.0 million in cash, subject to a working capital adjustment described below; $3.0 million was paid on December 14, 2004 and an additional $1.0 million is to be paid, $0.5 million on December 14, 2005 and $0.5 million on December 14, 2006. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations.” the acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date.

The preliminary purchase price was allocated to Strongline’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 14, 2004. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of December 31, 2004 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$3,074
Future payments	1,024
Transaction costs	33

Total purchase price	$4,131

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base, and other intangible assets	2,609
Assumed liabilities	(1,332)

Net assets acquired	$4,131

The working capital adjustment and finalization of management’s assessment of the fair value of assets acquired and liabilities assumed is expected to be completed in early 2005 and will result in an adjustment to the purchase price and related fair value allocations.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of December 31, 2004, 1.9% of Scala shares had not been acquired by Epicor.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. The Company expects this process to be completed on or before September 30, 2005.

The total preliminary purchase price of Scala as of December 31, 2004, reflecting the 22,570,851 shares tendered during the initial offering period, 1,096,048 shares tendered during the subsequent offering period and 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and additional anticipated transaction costs. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,476

Total purchase price	$93,716

Epicor used working capital and funds available under a Credit Agreement (Note 6) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan is largely completed as of December 31, 2004.

The Company expects to incur additional transaction costs related to the acquisition, including costs related to the buy-out of the remaining outstanding Scala shares, which are estimated to be no more than $2.0 million, including expenses. The Company is also evaluating certain tax contingencies related to employment tax, transfer pricing and value-added tax issues in various regions of the world. No accrual has been established for these potential tax contingencies as of December 31, 2004, as the Company is still in the process of gathering information with respect to such matters. If it is determined that a probable liability exists for these matters, the establishment of the liability will be recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statement of operations from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% at December 31, 2004, representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated financial statements is $171,000 representing this minority interest in Scala’s net income from the date of acquisition forward.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,245
Accounts payable and accrued expenses	(21,344)
Accrued restructuring	(6,248)
Deferred revenue	(15,941)

Net assets acquired	$93,716

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

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

Cash	$730
Future payment due	438
Transaction costs	228

Total purchase price	$1,396

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	406
Assumed liabilities	(1,380)

Net assets acquired	$1,396

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

Other Acquisitions

In 2004, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.3 million. As no tangible assets or liabilities were acquired, the purchase price of $0.3 million was allocated to customer base. In 2003, the Company acquired certain assets of a software development company for approximately $0.1 million. In connection with this acquisition, the Company recorded acquired technology of $0.1 million.

Pro Forma Information

Actual results of operations of the companies acquired in 2003 and 2004 are included in the condensed consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisitions by Epicor of Strongline, Scala and ROI using the purchase method as if they occurred on January 1, 2003. The pro forma impact of Platsoft and TDC/T7 are not included as the impact of these acquisitions was not significant to the Company’s historical results of operations. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisitions occurred at that time. (in thousands, except per share data)

	December 31,
	2004	2003
Total revenues	$261,647	$240,387
Net income (loss) applicable to common stockholders	18,025	(4,151)
Amortization	(3,908)	(8,625)

Adjusted net income	14,117	(12,776)
Net income (loss) per share applicable to common stockholders:
Basic	0.27	(0.27)
Diluted	0.25	(0.27)

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the year ended December 31, 2004 (in thousands):

Balance as December 31, 2003	$10,841
Goodwill acquired during the year ended December 31, 2004:
Scala	$72,245
Platsoft	$406

Balance as of December 31, 2004	$83,492

On February 18, 2004, the Company acquired Platsoft, on June 18, 2004 the Company acquired Scala, and on December 14, 2004 the Company acquired Strongline (Note 3). As a result of these transactions, the Company added the following intangible assets (in thousands):

	Platsoft	Scala	Strongline	Other	Foreign Currency Translation	Total	Weighted Average Amortization Period
Acquired technology	$—	$21,650	$—	$—	$—	$21,650	5 years
Customer base	1,065	7,260	2,609	367	59	11,360	7 years
Trademark	—	5,740	—	—		5,740	5 years
Third party funded development agreement	—	950	—	—		950	2.5 years
Covenant not to compete	38	—	—	—	2	40	2 years

Total	$1,103	$35,600	$2,609	$367	$61	$39,740

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of December 31, 2004, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$49,988	$24,439	$25,549	$28,338	$20,264	$8,074
Customer base	20,550	8,295	12,255	9,190	6,253	2,937
Trademark	7,290	1,071	6,219	1,550	149	1,401
Third party funded development	950	203	747	—	—	—
Covenant not to compete	550	240	310	510	75	435

Total	$79,328	$34,248	$45,080	$39,588	$26,741	$12,847

Amortization expense of the Company’s intangible assets included in cost of revenues for the years ended December 31, 2004 and 2003 was $7,327,000 and $6,302,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the years ended December 31, 2004 and 2003 was $171,000 and $75,000, respectively. Estimated amortization expense for 2005, 2006, 2007, 2008 and 2009 and thereafter is approximately $11,052,000, $9,712,000, $9,210,000, $8,171,000, $4,216,000 and $2,614,000, respectively.

Note 5. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Remaining accrual from prior periods – 1998, 1997 and 1996	Asset impairments	Total restructuring costs
Balance at December 31, 2001	1,526	2,276	188	—	3,990

2002 restructuring charges and other	1,081	2,177	—	821	4,079
Reversal of prior period accrual	—	—	(188)	—	(188)
Write-off of fixed assets	—	—	—	(821)	(821)
Cash payments	(2,468)	(585)	—	—	(3,053)

Balance at December 31, 2002	139	3,868	—	—	4,007

2003 restructuring charges and other	—	937	—	—	937
ROI acquisition	986	707	—	192	1,885
Write-off of impaired assets	—	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	—	(3,291)

Balance at December 31, 2003	270	3,076	—	126	3,472

2004 restructuring charges and other	437	1,945	—	—	2,382
Scala acquisition	4,897	1,351	—	—	6,248
Write-off of impaired assets	—	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	—	(6,227)

Balance at December 31, 2004	1,699	4,050			5,749

Less: current portion	$(1,699)	$(1,588)	$—	$—	$(3,287)

Total long-term restructuring reserve	$—	$2,462	$—	$—	$2,462

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of December 31, 2004, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 3), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability includes $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. The Company anticipates involuntarily terminating 123 Scala employees, or 22% of the Scala workforce. At December 31, 2004, 115 of these terminations had been completed and all other employees to be terminated have been notified. The remaining balance of severance costs of $1,699,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At December 31, 2004, the balance of the ROI accrued restructuring is $38,000 representing facilities costs related to the closing of certain ROI offices. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities. In connection with this restructuring, the Company recorded a restructuring charge of $3,070,000 during the year ended December 31, 2002. This charge represents $1,081,000 for separation costs for terminated employees and contractors and $2,177,000 for the closing and consolidation of certain of the Company’s facilities. The Company terminated 121 employees worldwide or approximately 15% of the workforce at that time from all functional areas of the Company. All terminations have been completed.

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

Note 6. Revolving Credit Facility and Long-Term Debt

Long-term debt consists of the following: (in thousands)

	December 31,
	2004	2003
Term loan	$30,000	$—
Other	616	—

	30,616
Less current portion	(352)	—

Total long-term debt	$30,264	$—

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility from $15 million to $30 million. Thereafter, effective June 28, 2004, the revolving credit facility was amended to revise the minimum fixed charge coverage ratio. As of December 31, 2004, the Company was in compliance with all covenants included in the terms of the credit agreement, as amended. In connection with the Scala acquisition, the Company borrowed the $30 million available under this credit facility. In January 2005 the Company used funds generated from operations to make a $5 million principal payment on this facility.

Note 7. Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019. The Company also leases certain equipment in which the agreement contains a purchase option of $1.00 until 2007. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease obligation. The following is a schedule of future minimum lease payments under capital leases, operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2005	$374	$11,308	$2,726	$8,956
2006	176	10,416	2,786	7,806
2007	98	8,347	2,756	5,689
2008	—	8,063	2,779	5,284
2009	—	5,796	1,974	3,822
Thereafter	—	20,516	1,187	19,329

Total	$648	$64,446	$14,208	$50,886

Less amount representing interest	32	—	—	32

	$616	$64,446	$14,208	$50,854

Rental expense under operating leases, net of sublease income, was $6,878,000 for 2004, $5,266,000 for 2003 and $5,753,000 for 2002.

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

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 12 month’s base salary and bonus in the event the Company terminates the executive without cause. The agreement also calls for the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended December 31, 2004 is not considered significant to the Company’s financial position, results of operations or cash flows.

Litigation

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8. Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$361	$359	$—
State	66	40	—
Foreign	909	—	(1,200)

Total	1,336	399	(1,200)

Deferred:
Federal	7,092	3,629	(15,429)
State	4,769	898	(3,203)
Foreign	2,709	488	1
Valuation Allowance	(14,570)	(5,015)	18,631

Total	$—	$—	$—

The income (loss) before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Federal	$19,333	$8,844	$(7,554)
Foreign	7,487	849	(910)

Total	$26,820	$9,693	$(8,464)

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the consolidated income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Provision (benefit) computed at statutory rates	35%	35%	35%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(11)%	—	(7)%
Settlement of foreign tax matters	—	—	14%
Current year R&D credit	(1)%	(2)%	—
Excess officers compensation	4%	10%	—
Other	4%	2%	1%
Valuation allowance	(26)%	(41)%	(29)%

Total	5%	4%	14%

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$81,877	$76,750
Other accruals and reserves	3,315	2,470
Allowance for doubtful accounts	1,386	613
Research credit carryforward	8,263	7,742
Other credit carryforwards	593	—
Accrued restructuring costs	1,966	1,943
Depreciation	1,634	1,680
Purchased intangibles	(6,615)	(2,432)
Valuation allowance	(92,419)	(88,766)

Total	$—	$—

The change in the valuation allowance from 2003 to 2004 includes the effect of the Scala acquisition; stock options exercised and vested restricted stock. These items are offset by the valuation allowance and have no impact on income tax expense.

The Company has recorded a $1,336,000 income tax provision for the year ended December 31, 2004. This provision is primarily attributable to the current year federal alternative minimum tax and foreign tax liabilities.

Due to the operating losses incurred by the Company in prior years and the uncertainty as to profits in the future, management cannot conclude that realization of the Company’s net deferred tax asset is more likely than not. Accordingly, as of December 31, 2004, the Company has provided a valuation allowance on 100% of the deferred tax asset.

The Company has U.S. federal, state and foreign net operating loss carryforwards as of December 31, 2004 of approximately $128,000,000, $60,000,000 and $143,000,000, respectively. The federal and state losses expire in the years 2005 through 2024. The foreign losses generally have no expiration date. In addition, the Company has approximately $8,000,000 of federal and state research and development credit carryforwards that expire in the years 2005 through 2025.

Included in the Company’s net operating loss carryforwards are tax deductions relating to the exercise of non-qualified stock options and vesting of restricted shares totaling approximately $58,000,000. These potential future tax benefits are fully offset by a valuation allowance. Upon future realization of these deductions, approximately $23,000,000 of the deferred tax asset will be credited directly to stockholders’ equity.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earning in future periods. The 2004 effective tax rate was impacted by the reversal of a prior year reserve in the amount of $400,000 related to the resolution of an uncertainty regarding outstanding U.S. tax items. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

Note 9. Stock Plans

The Company has a total of eight stock option plans and has available a total of 4,298,801 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, and directors of the Company. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant.

The Company has an Employee Stock Purchase Plan (the Purchase Plan) authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The Purchase Plan permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a six-month offering period, whichever is lower. As of December 31, 2004, 492,317 shares have been issued under this plan.

The following is a summary of activity under the stock option plans:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,443,614	$3.26	3,305,771	$3.71	3,152,388	$5.33
Granted	1,535,000	12.98	1,197,150	3.89	904,500	2.09
Exercised	(611,213)	3.91	(490,651)	2.37	(14,913)	0.36
Expired or canceled	(240,068)	4.95	(568,656)	7.95	(736,204)	8.74

Outstanding, end of period	4,127,333	$6.68	3,443,614	$3.26	3,305,771	$3.71

Options exercisable	1,406,015	$3.25	1,161,247	$4.11	1,288,907	$6.70

For the options granted during the years ended December 31, 2004, 2003 and 2002, the weighted average fair value at date of grant was $6.46, $2.32 and $1.42, per option, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.75 to 1.13	238,187	6.59	$1.05	169,375	$1.05
1.14 to 1.49	628,576	6.63	1.16	495,809	1.15
1.50 to 3.60	960,734	7.59	2.27	306,988	2.26
3.65 to 3.94	288,350	7.53	3.66	132,100	3.67
4.06 to 4.81	151,435	7.58	4.55	80,811	4.45
6.00 to 7.56	171,240	8.12	6.22	46,965	6.49
7.62 to 10.81	383,448	8.89	10.23	41,104	9.50
11.10 to 11.89	125,913	3.46	11.55	122,413	11.55
12.13 to 23.50	1,179,450	9.39	13.76	10,450	16.07

	4,127,333	7.91	$6.68	1,406,015	$3.25

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense of $254,000, $336,000 and $835,000, respectively, related to this restricted stock. The Company will record future compensation expense of up to $15,000 over the vesting period of the restricted shares, which represents the fair market value of the restricted common stock issued on the exchange date. Compensation expense to be charged to operations in 2005 is approximately $15,000, assuming all restricted stock grants vest.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (see Note 13) for the years ended December 31, 2004, 2003 and 2002 by the Company’s operating functions is as follows:

	Year Ended December 31,
	2004	2003	2002
Cost of revenues	$79,000	$102,000	$185,000
Sales and marketing	63,000	69,000	226,000
Software development	9,000	28,000	91,000
General and administrative	2,466,000	3,137,000	333,000

Total compensation expense	$2,617,000	$3,336,000	$835,000

Note 10. Common Stock

As of December 31, 2004, the total number of reserved shares of common stock remaining for future issuance is as follows:

Stock Option Plans	4,298,801
Employee Stock Purchase Plan	757,683
Series D Preferred Stock	1,681,580

6,738,064

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

On October 27, 2004, pursuant to Section 27 of the Plan, the Company’s Board of Directors agreed to restate the dividend it had declared under the Plan in an Amended and Restated Preferred Stock Right Agreement dated as of October 27, 2004. The Company amended and restated the Plan to provide, among other things, that each right entitles the holder to purchase from the Company one one-hundredth of a share of preferred stock for $96.00 and that the rights will become exercisable ten days after a person or group announces acquisition of 15% or more of the Company’s Common Stock or ten days after the commencement of a tender offer that would result in ownership of the offeror of 15% or more of the Company’s Common Stock (unless the rights are redeemed by the Company). The rights, which expire on November 13, 2011, may be redeemed by the Company at a price of $0.01 per right.

Note 11. Preferred Stock

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

The Company’s outstanding Series D preferred stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. On November 11, 2004, 131,842 Series D shares were converted to 1,318,420 common stock shares. Such shares, once registered, automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $5.73 per share and that the Company meets certain other conditions. The holders of Series D preferred stock are entitled to vote with holders of common stock on an as-converted basis and, pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the preferred stock. Such registration on Form S-3 is not yet effective.

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be paid prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of December 31, 2004. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive a distribution prior and in preference to any distribution to the common stockholders, and in an amount per share equal to $19.10. Additionally, in the event that 50% or more of the company’s voting power is transferred, or all or substantially all of the Company’s assets are acquired, the holders of the Series D preferred stock shall be entitled to receive the greater of (i) $38.20 per share plus all accrued or declared but unpaid dividends on such shares; or (ii) the amount per share that the holders of Series D Preferred Stock would have been entitled to receive had all holder of all series of Preferred Stock converted all their shares of Preferred Stock into Common Stock immediately prior to such event.

During 2003, the Company recorded $241,000 for a fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on this preferred stock. In connection with this placement, the Company incurred transaction costs of approximately $166,000, which were netted against the gross proceeds.

On November 12, 2004, the Company’s remaining 61,735 shares of Series C preferred stock was converted on a ten-for-on basis to 617,350 shares of common stock. During 2002, three Series C preferred shareholders elected to convert 33,570 shares of Series C preferred stock into common stock. The Series C preferred stock converts on a ten-for-one basis, and therefore, the 33,570 shares of preferred stock were converted into 335,700 shares of common stock of the Company.

Note 12. Sale and Acquisition of Treasury Stock

During March 2002, the Company entered into Restricted Stock Purchase Agreements with two separate accredited non-affiliated investors, which provided for the sale at $2.00 per share of 25,000 and 133,239 shares, respectively, of the Company’s common stock being held in treasury. The total net proceeds from the sale were $317,000. The shares in treasury were acquired by the Company as a result of the vesting of shares on January 26, 2002, pursuant to the stock option exchange program executed in January 2001 (see Note 9). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. Under the terms of the Restricted Stock Purchase Agreements, the shares must be held indefinitely by the purchasers unless subsequently registered or unless and until the purchasers hold the shares for a minimum of one year and fulfill the other requirements of Rule 144 promulgated under the Securities Exchange Act.

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock pursuant to the stock option exchange program executed in January 2001 (Note 13) and the issuance of restricted shares to the Company’s CEO (Note 13). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of December 31, 2004, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during the first, second, third and fourth quarters of 2004, respectively:

Vesting Date	Shares acquired	Value of Shares
January 26, 2004	10,017	$172,000
April 26, 2004	8,707	126,000
June 30, 2004	89,368	1,255,620
July 26, 2004	8,468	93,000
September 30, 2004	89,367	1,075,085
October 26, 2004	8,469	128,807
December 31, 2004	89,368	1,259,195

Note 13. Related Party Transactions

Restricted Stock

In February 1996, the Company’s CEO purchased 2,000,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock. As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $3,500,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note also in the principal amount of $3,500,000, bearing interest at the rate of 6% per annum. In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes. In February 2001, the Company extended the due date on both loans to February 2003. In consideration for the extension, interest on the notes was reinstated at a then market rate of 6% per annum from the date of the extension, with principal and interest due and payable upon maturity of the notes in February 2003. In 2003 and 2002, the Company recorded interest income of $44,000, and $445,000, respectively, related to these notes.

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

In February 1996, one of the Company’s former senior executive officers purchased 500,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock. As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $875,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note, also in the principal amount of $875,000, bearing interest at the rate of 6% per annum. In April

1998, the Board of Directors forgave any interest accrued or to be accrued on such notes. During the years ended December 31, 2002, 2001 and 2000, $64,000, $127,000 and $1,180,000, respectively, was repaid in cash on the promissory notes. In February 2001, the Company extended the due date on the remaining principal balance of the unsecured note to August 2001 and then subsequently to February 2002. In consideration for the extensions, the interest was reinstated at a then market rate of 6% per annum from the date of the first amendment. In 2001, the Company recorded interest income of $8,000 related to this note. Upon the former senior executive’s termination from the Company, the Company was required to account for the restricted stock pursuant to SFAS 123. As a result, during the year ended December 31, 2001, the Company recorded $4,000 of stock compensation expense related to this note, which was calculated using the Black-Scholes option pricing model. The secured note was fully paid in 2000. Outstanding principal and interest related to the unsecured note was $64,000 as of December 31, 2001. The remaining principal on the unsecured note was fully paid in February 2002.

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

In February 2003, the officer resigned his position and concurrently asserted a claim of constructive termination against the company and claimed that pursuant to the terms of his management retention agreement the Company should forego collection of the notes and pay the applicable taxes associated with such write-off. Pursuant to the terms of a subsequent settlement and the terms of the management retention agreement, the former officer agreed to pay the Company $100,000, remit the 445,000 outstanding shares to the Company and execute a full release in return for the Company foregoing collection of the remainder of the notes and payment of the applicable income taxes associated therewith. The market value of the shares at the repayment date was $1.91 per share. The Company recorded a charge totaling $4,288,000 in the fourth quarter of 2002 related to the settlement. As part of the settlement agreement, the officer’s indebtedness to the Company was forgiven and such forgiveness and any imputed income from such forgiveness was grossed-up by the Company to account for the tax effect of such forgiveness. However, per the settlement agreement, any amount paid to the officer by the Company in excess of the actual taxes paid by the officer was required to be repaid to the Company. During 2004, the Company received a refund of approximately $284,000 as a result of the reduction of actual taxes paid related to this settlement.

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

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $2,364,000 and $3,000,000 for the years ended December 31, 2004 and 2003, respectively.

Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for 2005 is as follows:

Quarter Ending	Compensation Expense
March 31, 2005	$591,000
June 30, 2005	591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$2,364,000

The above stock-based compensation expense does not include amounts to be charged to expense as a result of the Company’s adoption of FAS 123R which requires immediate expense recognition for all share-based payments to employees effective for interim or annual periods beginning after June 15, 2005.

Note 14. Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $993,000 for the year ended December 31, 2004, $718,000 for the year ended December 31, 2003 and $755,000 for the year ended December 31, 2002.

Note 15. Segment and Geographic Information

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

Operating segment data for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Year Ended December 31, 2004:
Revenues	$61,869	$56,891	$103,967	$3,483	$226,210
Cost of revenues	18,547	41,580	25,114	2,108	87,349

Gross Profit	$43,322	$15,311	$78,853	$1,375	$138,861

Year Ended December 31, 2003:
Revenues	$38,700	$38,821	$75,681	$2,220	$155,422
Cost of revenues	13,801	31,330	18,254	1,342	64,727

Gross Profit	$24,899	$7,491	$57,427	$878	$90,695

Year Ended December 31, 2002:
Revenues	$34,216	$37,359	$69,296	$2,596	$143,467
Cost of revenues	13,488	32,719	16,748	1,421	64,376

Gross Profit	$20,728	$4,640	$52,548	$1,175	$79,091

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	North America	Europe	Australia and New Zealand	Asia	Other	Consolidated
Year Ended December 31, 2004:
Revenues	$143,705	$60,940	$6,933	$11,060	$3,572	$226,210
Identifiable assets	76,196	155,431	7,823	13,274	3,025	255,749

Year Ended December 31, 2003:
Revenues	$119,519	$27,624	$5,948	$2,277	$54	$155,422
Identifiable assets	66,464	23,320	9,373	2,637	429	102,223

Year Ended December 31, 2002:
Revenues	$108,647	$25,695	$6,146	$2,932	$47	$143,467
Identifiable assets	44,894	18,035	6,319	3,615	405	73,268

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 16. Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in 2004 and 2003. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2004 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$72,050	$62,180	$48,620	$43,360
Gross profit	$46,061	$37,414	$29,147	$26,239
Operating income	$9,484	$6,337	$5,648	$3,438
Net income applicable to common stockholders	$9,945	$6,291	$5,559	$3,518
Earnings per share – diluted	$0.18	$0.11	$0.11	$0.07
Shares outstanding – diluted	55,577	56,227	52,564	52,007

Significant to the quarterly results of operations for the year ended December 31, 2004 are restructuring charges of $2,382,000, and results of Scala from the date of acquisition of June 18, 2004.

	Year 2003 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$44,062	$40,336	$36,692	$34,332
Gross profit	$26,771	$23,001	$21,445	$19,478
Operating income	$3,715	$1,844	$1,184	$2,682
Net income applicable to common stockholders	$3,547	$1,838	$1,291	$2,377
Earnings per share – diluted	$0.07	$0.04	$0.03	$0.06
Shares outstanding – diluted	51,613	50,748	48,367	46,025

Significant to the quarterly results of operations for the year ended December 31, 2003 are restructuring charges of $937,000 incurred in the second and third quarter, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock incurred in the first quarter.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Epicor’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in it report entitled Internal Control – Integrated Framework.

Based on our assessment using those criteria, we believe that, as of December 31, 2004, Epicor’s internal control over financial reporting is effective. In making this assessment, management has excluded the operations of Scala, which was acquired by the Company on June 18, 2004 and whose financial statements reflect total assets, total tangible assets and revenues of 57.2%, 30.8% and 19.1% percent, respectively, of the Company’s related consolidated financial amounts as of and for the year ended December 31, 2004, as the Company did not have sufficient time to make an assessment of Scala’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding Scala from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the Office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004 which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in internal controls over financial reporting

In connection with the audit of Scala’s financial statements for each of the years in the two-year period ended December 31, 2003, Scala received a letter on April 13, 2004 from its former independent auditors providing information with respect to the conduct of its audit in accordance with U.S. generally accepted auditing standards, and in particular noting certain deficiencies in Scala’s internal controls and disclosure controls.

Specifically, the letter from Scala’s former independent auditors identified the following “reportable conditions” which constituted “material weaknesses” (as those terms are defined under standards established by the American Institute of Certified Public Accountants, or AICPA) in Scala’s internal controls, financial reporting and board process controls. Under the AICPA standards, a “reportable condition” is a matter that comes to an auditor’s attention that relates to a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to record, process, summarize, and report financial data in the consolidated financial statements consistent with assertions of management in accordance with United States generally accepted accounting principles. A “material weakness” is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The former independent auditors’ letter indicated that during the first half of 2003 the Company implemented two phases of corporate restructuring. Further, following the loss of a number of central finance staff, the Company significantly reorganized its financial accounting department. These changes initially led to a deterioration of the financial control environment in central finance and the business units as noted during Scala’s half-year review by its former independent auditors. In the second half of 2003 the changes to the financial accounting department and the establishment of additional controls reversed the deterioration noted in the first half of the year and the former auditors considered the internal control environment operating by the end of the year to be a marked improvement on that noted during 2002.

Further, Scala had historically not had sufficient dedicated US GAAP financial reporting and accounting resources for Scala to continue to operate within an SEC reporting environment, and notwithstanding the improvements noted above, this continued to be the case. This had contributed to a number of adjustments and/or reclassifications of amounts previously reported and a number of areas requiring specialist technical input from the former independent auditors during the course of the audit. Although a number of these issues arose from the accounting adopted by Scala when a different finance team was in place the former auditors recommended that there is a need for Scala to further enhance existing technical accounting and financial reporting resources, or employ additional personnel with the required level of expertise.

In addition, disclosure controls failed to ensure that full information on the extent and nature of the financial commitments made by the Supervisory and Management Boards in respect of employee taxes and severance payments were reported on a timely basis in the board minutes to enable all appropriate accounting adjustments and disclosures to be made in Scala’s financial statements. The former auditors emphasized the importance of processes to ensure that all decisions of the Supervisory and Management Boards are documented in a complete and timely basis and the awareness amongst non-financial management of the need for timely reporting of all commitments entered into.

Notwithstanding the identification of the material weaknesses described above, and following the restatement of Scala’s financials, Scala’s former independent auditors issued an unqualified audit opinion with respect to Scala’s financial statements for the fiscal years ended 2002 and 2003.

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

As of December 31, 2004, the Company feels that it has adequately and fully responded to the deficiencies identified by Scala’s independent auditors with respect to Scala’s internal and disclosure controls. However, in the longer term, as Epicor continues the process of integrating Scala’s operations in to Epicor’s, Epicor plans on continuing to review and, as needed, modify both its own and Scala’s internal and disclosure controls procedures in order to ensure the veracity and integrity of the combined companies’ financial control environment.

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

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Epicor Software Corporation

Irvine, CA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Epicor Software Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Scala Business Solutions N.V., which was acquired on June 18, 2004 and whose financial statements reflect total assets and revenues constituting 57 and 19 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Scala Business Solutions N.V. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2004 of the Company, and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Costa Mesa, CA

March 16, 2005

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors – Nominees,” “Proposal One: Election of Directors – Other Executive Officers,” “Executive Compensation and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meetings and Committees – Code of Ethics,” and the first paragraph under the section entitled “Board of Directors Meetings and Committees – Audit Committee.”

Item 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled “Board of Directors Meetings and Committees – Compensation Committee Interlocks and Insider Participation” and from the section entitled “Executive Compensation” except for the portion of such section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required here under is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2004, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies, which originally granted those options. Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2004, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,796,545	$8.17	929,151	(3)
Equity compensation plans not approved by shareholders (2)	1,346,434	$3.31	—	(5)

Total	4,142,979	$11.48	929,151

(1)	Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan) and 2002 Employee Stock Purchase Plan (the Purchase Plan).
(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan, 1999 Merger Transition Nonstatutory Stock Option Plan and the 2003 CFO Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).
(3)	This number includes 757,683 shares of common stock reserved for issuance under the Purchase Plan, 0 shares available for issuance under the 1994 Plan, and 171,468 shares available for issuance under the 1999 Plan. It does not include shares under the 1990 Plan. No new options can be granted under the 1990 Plan. See Note 5.
(4)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies that originally established those plans. As of December 31, 2004, a total of 26,235 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $10.69 per share. No additional options may be granted under those assumed plans.
(5)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company’s 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 232,778 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan per note 5 above.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 197,199 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan per note 5 above.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 137,791 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan per note 5 above.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 490,066 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan per note 5 above.

1999 Merger Transition Nonstatutory Stock Option Plan

In February 1999, the Board of Directors approved the 1999 Merger Transition Nonqualified Stock Option Plan (the Transition Plan). The Transition Plan provides for the grant of nonqualified stock options to officers, employees, directors and consultants at the fair market value of our common stock as of the date of grant. However, option grants to individuals at the level of vice-president or higher are limited to former DataWorks employees as an essential inducement to their entering into an employment agreement with us. The plan administrator determines, on a grant-by-grant basis, when options granted under the Transition Plan may be exercised. The Transition Plan provides that vested options may generally be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. The Transition Plan generally permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness or consideration received by us under a “cashless exercise” program. In the event of our change in control (including our merger with or into another corporation, or our sale of substantially all of our assets), the Transition Plan provides that each outstanding option will fully vest and become exercisable. There are 68,600 shares of common stock reserved under the Transition Plan and no more options may be granted under the 1999 Plan per note 5 above.

2003 CFO Option Plan

On May 20, 2003, the Board of Directors approved the 2003 CFO Option Plan (the “CFO Plan”). The CFO Plan provides for the one-time option grant of 250,000 shares of common stock to the Company’s new CFO, Michael A. Piraino as an essential inducement for his accepting the CFO position with Epicor in May 2003. The options are valued as of the date Mr. Piraino began his employment with the Company. Under the terms of the CFO Plan, 25% of the grant vests on the first anniversary date of the grant with the remaining 75% vesting quarterly over the next three year period such that the entire grant is vested in four years. The CFO Plan permits options to be exercised with cash, check, certain other shares of our common stock, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the CFO Plan provides that Mr. Piraino may exercise his option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 220,000 shares of common stock reserved under the CFO Plan and no more options may be granted under the CFO Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled “Fees Billed by Deloitte & Touche LLP during Fiscal Years 2004 and 2003.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 47 of this Report.

2.	Financial Statement Schedule

See Index to Consolidated Financial Statements at Item 8 on page 47 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.
(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.
(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.
(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.
(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.
(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.
(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.
(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.
(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.
(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.
(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.
(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).
(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).
(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.
(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.
(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.
(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K dated December 22, 2004 under Item 1.01 (Entry into Material Definitive Agreement (Executive Deferred Compensation Plan)); a Current Report on Form 8-K dated November 1, 2004 under Item 3.03 (Material Modifications to Rights of Security Holders (Amended and Restated Preferred Stock Rights Agreement); and a Current Report on Form 8-K dated October 20, 2004 under item 2.02 (Results of Operations and Financial Condition), attaching financial statements related to the fiscal quarter ended September 30, 2004 to the latter Form 8-K.

(c)	Exhibits.

The exhibits required by this Item are listed under Item 15(a).

(d)	Financial Statement Schedule

The financial statement schedule required by this Item is listed under Item 15(a).

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

EPICOR SOFTWARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision for Doubtful Accounts	Amounts Written Off	Balance at End of Period
For the Year Ended December 31, 2002	$8,266	$120	$(2,540)	$5,846

For the Year Ended December 31, 2003	$5,846	$(1,022)	$(832)	$3,992

For the Year Ended December 31, 2004	$3,992	$1,485	$1,126	$6,603

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 16, 2005.

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

Signature	Title	Date
/s/ L. George Klaus L. George Klaus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Michael A. Piraino Michael A. Piraino	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Robert H. Smith Robert H. Smith	Director	March 16, 2005

/s/ Harold D. Copperman Harold D. Copperman	Director	March 16, 2005

/s/ Donald R. Dixon Donald R. Dixon	Director	March 16, 2005

/s/ Thomas F. Kelly Thomas F. Kelly	Director	March 16, 2005

/s/ Andreas Kemi Andreas Kemi	Director	March 16, 2005