Form 10-Q
period 2005-03-31
EPICOR SOFTWARE CORP
filed 2005-05-10
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 3, 2005, there were 52,996,128 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,474	$53,711
Accounts receivable, net of allowance for doubtful accounts of $6,555 and $6,603 as of 2005 and 2004, respectively	44,923	55,296
Prepaid expenses and other current assets	6,583	6,719

Total current assets	104,980	115,726

Property and equipment, net	7,095	7,045
Intangible assets, net	44,508	45,080
Goodwill	84,496	83,492
Other assets	4,364	4,406

Total assets	$245,443	$255,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,040	$10,437
Accrued compensation and payroll taxes	13,775	21,404
Other accrued expenses	24,151	26,372
Current portion of long-term debt	289	352
Current portion of accrued restructuring costs	2,752	3,287
Deferred revenue	60,693	60,212

Total current liabilities	109,700	122,064

Long-term debt, less current portion	25,263	30,264
Accrued restructuring costs, less current portion	2,164	2,462

Total long-term liabilities	27,427	32,726

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock	3,046	3,046
Common stock	53	53
Additional paid-in capital	309,979	308,264
Less: treasury stock at cost	(6,066)	(4,431)
Less: unamortized stock compensation expense	(1,773)	(2,379)
Accumulated other comprehensive loss	(438)	(818)
Accumulated deficit	(196,485)	(202,776)

Net stockholders’ equity	108,316	100,959

Total liabilities and stockholders’ equity	$245,443	$255,749

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
License fees	$16,738	$10,448
Consulting	16,924	11,952
Maintenance	32,735	20,557
Other	941	403

Total revenues	67,338	43,360

Cost of revenues	24,714	16,241
Amortization of intangible assets	2,783	880

Total cost of revenues	27,497	17,121

Gross profit	39,841	26,239

Operating expenses:
Sales and marketing	14,102	9,780
Software development	7,391	5,760
General and administrative	10,180	5,174
Provision for doubtful accounts	368	215
Stock-based compensation expense	606	655
Restructuring charges and other	—	1,217

Total operating expenses	32,647	22,801

Income from operations	7,194	3,438
Other income (expense), net	(433)	225

Income before income taxes	6,761	3,663
Provision for income taxes	439	145
Minority interest in income of consolidated subsidiary	31	—

Net income	6,291	3,518

Other comprehensive income:
Net income	6,291	3,518
Unrealized foreign currency translation adjustments	380	(60)

Other comprehensive income	$6,671	$3,458

Net income per share:
Basic	$0.12	$0.07
Diluted	$0.11	$0.07

Weighted average common shares outstanding:
Basic	53,973	47,807
Diluted	56,614	52,007

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$6,291	$3,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,848	1,475
Stock-based compensation expense	606	655
Provision for doubtful accounts	368	215
Restructuring charges and other	—	1,217
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,141	1,281
Prepaid expenses and other current assets	69	(302)
Other assets	(3)	(34)
Accounts payable	(2,653)	(1,176)
Accrued expenses	(12,504)	(8,206)
Accrued restructuring costs	(792)	(1,794)
Deferred revenue	540	3,017

Net cash provided by (used in) operating activities	5,911	(134)

Investing activities
Purchases of property and equipment	(918)	(1,041)
Increase in restricted cash	—	(1)
Cash paid for acquisitions, net of cash acquired	(480)	(956)

Net cash used in investing activities	(1,398)	(1,998)

Financing activities
Proceeds from exercise of stock options	996	1,009
Proceeds from employee stock purchase plan	718	544
Proceeds from long-term debt	25,000	—
Purchase of treasury stock	(1,635)	(172)
Principal payments on long-term debt	(30,089)	—

Net cash provided by (used in) financing activities	(5,010)	1,381

Effect of exchange rate changes on cash	260	(60)

Net (decrease) in cash and cash equivalents	(237)	(811)
Cash and cash equivalents at beginning of period	53,711	38,881

Cash and cash equivalents at end of period	$53,474	$38,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$283	$—

Income taxes	$1,929	$31

See Note 6 for details of assets acquired and liabilities assumed in purchase transactions. See Note 10 for details of the credit facility.

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

On June 18, 2004, the Company acquired Scala Business Solutions N.V., (Scala) a publicly held software company headquartered in Amsterdam, for a purchase price of approximately $93.9 million, including cash and stock. The transaction was accounted for as a purchase and the results of Scala’s operations are included in the accompanying consolidated statement of operations from June 18, 2004 and includes a minority interest of 1.9% at March 31, 2005 representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated balance sheet is $203,000 representing this minority interest in Scala’s net income from the date of acquisition forward. See Note 6 for additional information.

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

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income as reported	$6,291	$3,518
Stock-based employee compensation expense determined under fair value based method for all awards	(880)	(481)

Net income – pro forma	$5,411	$3,037

Net income per share as reported:
Basic	$0.12	$0.07
Diluted	$0.11	$0.07
Net income per share – pro forma:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

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

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows:

	Three Months Ended March 31,
	2005		2004
	Stock		Stock
	Option Plans	Purchase Plan	Option Plans	Purchase Plan
Expected life (years)	4.0	0.5	3.7	0.5
Risk-free interest rate	3.9%	3.1%	2.0%	1.0%
Volatility	51.1%	51.1%	65.0%	65.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%

For options granted during the three month periods ended March 31, 2005 and 2004, the weighted average fair value at date of grant was $6.04, and $6.60, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the three month periods ended March 31, 2005 and 2004 was $4.03 and $4.77, per share, respectively.

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

The Company has recorded unbilled consulting revenues totaling $846,000 and $885,000 at March 31, 2005 and December 31, 2004, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

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

For the three months ended March 31, 2005 and 2004, options to purchase 528,000 and 6,000 shares, respectively, of common stock with a weighted average price of $15.16 and $23.40, respectively, were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income	$6,291	$3,518

Basic:
Weighted average common shares outstanding	53,299	46,371
Weighted average common equivalent of convertible preferred stock	1,682	3,617
Weighted average common shares of unvested restricted stock	(1,008)	(2,181)

Shares used in the computation of basic net income per share	53,973	47,807

Net income per share - basic	$0.12	$0.07

Diluted:
Weighted average common shares outstanding	53,973	47,807
Stock options	2,017	2,579
Unvested restricted stock	624	1,621

Shares used in the computation of diluted net income per share	56,614	52,007

Net income per share - diluted	$0.11	$0.07

Note 5. New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after January 1, 2006 and 2) the future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share, but has not yet determined the method of adoption or whether adoption will result in expense amounts materially different from those provided under the current pro forma disclosures in Note 2.

Note 6. Acquisitions

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $1.6 million, of which approximately $0.1 million was paid at closing and $1.5 million is to be paid May 31, 2005. The Share Purchase Agreement includes a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The maximum amount payable is $0.4 million and is due on March 1, 2006. If paid, the earn-out will result in adjustment to the purchase price. Prior to the acquisition, Scala Romania has been a distributor of Scala’s products and related consulting services in the Eastern European region. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

The Company is currently in the process of completing its due diligence review of Scala Romania and has the right under the Share Purchase Agreement to rescind the transaction before May 31, 2005 if it determines that the representations and warranties made by the seller are materially incorrect. If the transaction were rescinded, the seller is required to refund the initial payment of $0.1 million to the Company.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Scala Romania’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2005. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of March 31, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the purchase price (in thousands):

Cash	$98
Future payments	1,463

Total purchase price	$1,561

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable, net	426
Property and equipment, net	69
Prepaid and other assets	128
Customer base	1,131
Assumed liabilities	(540)

Net assets acquired	$1,561

The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.3 million in cash; $3.0 million was paid on December 14, 2004, $0.5 million is to paid on both December 14, 2005 and December 14, 2006 and there is a $1.3 million estimated working capital adjustment as described below. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. As of March 31, 2005, the Company has recorded an estimate of this working capital adjustment and expects the adjustment to be finalized and paid during the second quarter of 2005.

The purchase price was allocated to Strongline’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 14, 2004. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The following table summarizes the components of the purchase price (in thousands):

Cash	$3,074
Future payments	2,324
Transaction costs	104

Total purchase price	$5,502

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	849
Assumed liabilities	(1,332)

Net assets acquired	$5,502

The final working capital adjustment as discussed above may result in a change in the recorded goodwill amount. Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of March 31, 2005, 1.9% of Scala shares had not been acquired by Epicor.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. The Company has a court date currently scheduled for May 26, 2005. This date is subject to change. The Company expects this process to be completed on or before September 30, 2005.

The total preliminary purchase price of Scala as of March 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and additional anticipated transaction costs. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,640

Total purchase price	$93,880

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan is largely completed as of March 31, 2005.

The Company expects to incur additional transaction costs related to the acquisition, including costs related to the buy-out of the remaining outstanding Scala shares, which are estimated to be no more than $2.0 million, including expenses. The Company is also evaluating certain tax contingencies related to employment tax, transfer pricing and value-added tax issues in various regions of the world. No accrual has been established for these potential tax contingencies as of March 31, 2005, as the Company is still in the process of gathering information with respect to such matters. If it is determined that a probable liability exists for these matters, the establishment of the liability will be recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statement of operations from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% at March 31, 2005, representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated financial statements is $203,000 representing this minority interest in Scala’s net income from the date of acquisition forward.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,409
Accounts payable and accrued expenses	(21,344)
Accrued restructuring	(6,248)
Deferred revenue	(15,941)

Net assets acquired	$93,880

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million cash; $0.7 million was paid on February 18, 2004, $0.2 million was paid on February 18, 2005 and $0.2 million is to be paid on February 18, 2006. The group includes Platsoft, a value-added-reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statement of operations from the date of acquisition.

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

Cash	$949
Future payment due	219
Transaction costs	228

Total purchase price	$1,396

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	406
Assumed liabilities	(1,380)

Net assets acquired	$1,396

Goodwill recorded in this transaction is not deductible for tax purposes.

The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Other Acquisitions

In January 2005, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.7 million. As no tangible assets or liabilities were acquired, the purchase price of $0.7 million was allocated to customer base. In October 2004, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.3 million. As no tangible assets or liabilities were acquired, the purchase price of $0.3 million was allocated to customer base.

Pro Forma Information

Actual results of operations of the companies acquired in 2004 are included in the condensed consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisitions by Epicor of Scala and Strongline using the purchase method as if it occurred on January 1, 2004. The pro forma impact of Platsoft and Scala Romania are not included as the impact of these acquisitions are not significant to the Company’s historical results of operations. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisitions occurred at that time (in thousands, except per share data).

Three Months ended March 31, 2004
Total revenues	$62,304
Net income	1,173
Net income per share:
Basic	.02
Diluted	.02

Note 7. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the three months ended March 31, 2005 (in thousands):

Balance as of December 31, 2004	$83,492
Strongline goodwill	849
Additional Scala goodwill	164
Foreign currency translation	(9)

Balance as of March 31, 2005	$84,496

The Strongline goodwill is the result of the Company recording an estimated working capital adjustment and management completing its analysis during the first quarter of 2005 of the fair value of the assets acquired and the liabilities assumed. The additional Scala goodwill represents transaction costs incurred during the first quarter of 2005 (Note 6).

The Company added or allocated the following intangible assets as a result of acquisitions completed in the first quarter of 2005 and the Strongline adjustment and reallocation as discussed above (in thousands):

	Strongline	Scala Romania	Other	Foreign Currency Translation	Total	Weighted Average Amortization Period
Acquired technology	$500	$—	$—		$500	5 years
Customer base	(758)	1,131	730	(23)	1,080	7 years
Trademark	100	—	—		100	5 years
Covenant not to compete	680	—	—	—	680	2 years

Total	$522	$1,131	$730	$(23)	$2,360

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of March 31, 2005, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$50,488	$26,040	$24,448	$49,988	$24,439	$25,549
Customer base	21,630	9,013	12,617	20,550	8,295	12,255
Trademark	7,390	1,441	5,949	7,290	1,071	6,219
Third party funded development agreement	950	298	652	950	203	747
Covenant not to compete	1,230	388	842	550	240	310

Total	$81,688	$37,180	$44,508	$79,328	$34,248	$45,080

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended March 31, 2005 and 2004 was $2,783,000 and $880,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended March 31, 2005 and 2004 was $149,000 and $41,000, respectively. Estimated amortization expense for the remainder of 2005, 2006, 2007, 2008 and 2009 and thereafter is approximately $8,796,000, $10,362,000, $9,534,000, $8,494,000, $4,542,000 and $2,683,000, respectively.

Note 8. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	$1,699	$4,050	$—	$5,749

Cash payments	(409)	(424)	—	(833)

Balance at March 31, 2005	$1,290	$3,626	$—	$4,916
Less current portion	(1,290)	(1,462)	—	(2,752)

Total long-term restructuring reserve	$—	$2,164	$—	$2,164

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of March 31, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. The Company anticipates involuntarily terminating 123 Scala employees, or 22% of the Scala workforce. At March 31, 2005, 119 of these terminations had been completed and all other employees to be terminated have been notified. The remaining balance of severance costs of $1,290,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At March 31, 2005, the balance of the ROI accrued restructuring is $30,000 representing facilities costs related to the closing of certain ROI offices. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

Note 9. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	March 31, 2005	December 31, 2004
Deferred license fees	$801	$1,116
Deferred maintenance	53,782	52,819
Deferred consulting	6,110	6,277

Total	$60,693	$60,212

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

Note 10. Credit Facility

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. In January 2005, the Company used funds generated from operations to make a $5 million principal payment on this facility.

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions. At the time of closing this new facility, the company had $25 million in outstanding borrowings. The proceeds from the new facility were used to payoff the balance owed on the prior line of credit, which was terminated in March of 2005 at the Company’s election. This new facility also has an “accordion” feature that allows the Company to increase this line of credit up to $125 million under certain conditions. Interest payments are due quarterly and the principal balance is due at the maturity date in March of 2007. The Company can reduce the outstanding principal in whole or in part at its election without any prepayment penalties. The facility interest rate is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. The significant financial covenants are as follows:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage rations

•	Maintaining minimum cash balances through maturity

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of March 31, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. In April of 2005, the Company used funds generated from operations to make a principal payment of $5 million reducing the outstanding balance to $20 million.

Note 11. Provision for Income Taxes

The Company recorded a provision for income taxes of $0.4 million and $0.1 million for the first quarter of 2005 and 2004, respectively. The provision for the first quarter of 2005 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward and income tax in foreign jurisdictions.

The effective income tax rates were 6.5% and 4.0% for the three months ended March 31, 2005 and March 31, 2004, respectively. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards and lower tax rates in foreign jurisdictions.

The Company has provided a valuation allowance on 100% of its deferred tax assets. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholder’s equity.

Additionally, under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

As previously noted, this valuation allowance has been retained currently. As of March 31, 2005, evidence does not support realization of the valuation allowance. However, going forward as the Company continues to evaluate the available positive versus negative evidence, it is possible that a portion of deferred tax assets associated with the U.S federal net operating losses may be realized during the year and accordingly the valuation allowance recorded against those deferred tax assets may be released before year end.

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

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be paid prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of March 31, 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive a distribution prior and in preference to any distribution to the common stockholders, and in an amount per share equal to $19.10. Additionally, in the event that 50% or more of the company’s voting power is transferred, or all or substantially all of the Company’s assets are acquired, the holders of the Series D preferred stock shall be entitled to receive the greater of (i) $38.20 per share plus all accrued or declared but unpaid dividends on such shares; or (ii) the amount per share that the holders of Series D Preferred Stock would have been entitled to receive had all holder of all series of Preferred Stock converted all their shares of Preferred Stock into Common Stock immediately prior to such event.

On November 12, 2004, the Company’s remaining 61,735 shares of Series C preferred stock were converted on a ten-for-one basis to 617,350 shares of common stock. During 2002, three Series C preferred shareholders elected to convert 33,570 shares of Series C preferred stock into common stock. The Series C preferred stock converts on a ten-for-one basis, and therefore, the 33,570 shares of preferred stock were converted into 335,700 shares of common stock of the Company.

Note 13. Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $591,000 in each of the three month periods ended March 31, 2005 and 2004, respectively, based on a three year vesting period.

Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for the remainder of 2005 by the Company’s operating functions is as follows is as follows:

Quarter Ending	Compensation Expense
June 30, 2005	$591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock-based compensation expense	$1,773,000

Note 14. Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vested over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. All restricted shares issued in the stock option exchange program were fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of March 31, 2005. For the three months ended March 31, 2005 and 2004, the Company recorded compensation expense of $15,000 and $64,000, respectively, related to this restricted stock.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (Note 13) for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months ended March 31,
	2005	2004
Cost of revenues	$4,000	$28,000
Sales and marketing	4,000	8,000
Software development	1,000	2,000
General and administrative	597,000	617,000

Total stock-based compensation expense	$606,000	$655,000

Note 15. Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 (Note 14) and the issuance of restricted shares to the Company’s CEO (Note 13). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of March 31, 2005, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during the first quarter of 2005:

Vesting Date	Shares acquired	Value of Shares
January 26, 2005	10,066	$141,000
March 31, 2005	114,366	$1,494,000

Note 16. Deferred Compensation Plan

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. payroll executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At March 31, 2005, the Company has $0.4 million deferred compensation included in accrued expenses in the accompanying consolidated balance sheet.

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

Operating segment data for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended March 31, 2005:
Revenues	$16,738	$16,924	$32,735	$941	$67,338
Cost of revenues	6,800	13,457	6,827	413	27,497

Gross profit	$9,938	$3,467	$25,908	$528	$39,841

Three months ended March 31, 2004:
Revenues	$10,448	$11,952	$20,557	$403	$43,360
Cost of revenues	2,658	8,687	5,466	310	17,121

Gross profit	$7,790	$3,265	$15,091	$93	$26,239

The following schedule presents the Company’s operations by geographic area for the three months ended March 31, 2005 and 2004 (in thousands):

	North America	Europe	Australia and New Zealand	Asia	Other	Consolidated
	(1)	(2)
Three Months Ended March 31, 2005:
Revenues	$38,855	$21,397	$2,371	$4,249	$466	$67,338
Identifiable assets	64,899	157,285	8,837	12,747	1,675	245,443

Three Months Ended March 31, 2004:
Revenues	$34,211	$7,222	$1,453	$471	$3	$43,360
Identifiable assets	63,116	26,434	10,007	2,637	727	102,921

(1)	Principally represents United States and Canada.
(2)	Principally represents United Kingdom and Netherlands.

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 18. Commitments and Contingencies

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

Litigation

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2005 is not considered significant to the Company’s financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues, (ii) the impact of new accounting pronouncements, (iii) sales and marketing expenses, software development expenses and general and administrative expenses, (iv) remaining DataWorks merger obligations, (v) the Company’s capital spending on property and equipment, (vi) the Company’s future cash flow from operations, (vii) sufficient sources of financing to continue operations for next twelve months, (viii) the effect of current legal proceedings, (ix) the Company’s measurement of working capital excluding deferred revenue; (x) the future use of forward or other hedging contracts; (xi) the future impact of Platsoft’s technical resources on the Company, and (xii) future investments in product development. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 37 to 46. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies in the planning, management and operation of their businesses. The Company is focused on the mid-market, which includes companies with annual revenues between $10 million and $1 billion. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes, and procedures – from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting. By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of value- added resellers (VARs), distributors and authorized consultants.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2005. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004 and the Scala Romania acquisition in March of 2005 and represents acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded primarily as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004, the acquisition of Scala in June 2004 and the Strongline acquisition in December 2004. In accordance with SFAS No. 141, “Business Combinations,” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law.

The Company regularly reviews the deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of our net deferred assets will be realized in future periods. If we continue to generate profits and ultimately determine that it is more likely than not that all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated all together, thereby resulting in a temporary decrease to our effective tax rate, and in certain circumstances adjustments to additional paid-in capital and goodwill.

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

Acquisitions

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $1.6 million, of which approximately $0.1 million was paid at closing and $1.5 million is to be paid May 31, 2005. The Share Purchase Agreement includes a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The maximum amount payable is $0.4 million and is due on March 1, 2006. If paid, the earn-out will result in adjustment to the purchase price. Prior to the acquisition, Scala Romania has been a distributor of Scala’s products and related consulting services in the Eastern European region. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

The Company is currently in the process of completing its due diligence review of Scala Romania and has the right under the Share Purchase Agreement to rescind the transaction before May 31, 2005 if it determines that the representations and warranties made by the seller are materially incorrect. If the transaction were rescinded, the seller is required to refund the initial payment of $0.1 million to the Company.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Scala Romania’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2005. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of March 31, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the purchase price (in thousands):

Cash	$98
Future payments	1,463

Total purchase price	$1,561

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable, net	426
Property and equipment, net	69
Prepaid and other assets	128
Customer base	1,131
Assumed liabilities	(540)

Net assets acquired	$1,561

Strongline

On December 14, 2004 the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.3 million in cash; $3.0 million was paid on December 14, 2004, $0.5 million is to paid on both December 14, 2005 and December 14, 2006 and a $1.3 million estimated working capital adjustment as described below. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. As of March 31, 2005, the Company has recorded an estimate of this working capital adjustment and expects the adjustment to be finalized and paid during the second quarter of 2005.

The purchase price was allocated to Strongline’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 14, 2004. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The following table summarizes the components of the purchase price (in thousands):

Cash	$3,074
Future payments	2,324
Transaction costs	104

Total purchase price	$5,502

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology Trademark Covenant not to compete	500 100 680
Goodwill	849
Assumed liabilities	(1,332)

Net assets acquired	$5,502

The final working capital adjustment as discussed above may result in a change in the recorded goodwill amount.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of March 31, 2005, 1.9% of Scala shares had not been acquired by Epicor.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. The Company has a court date currently scheduled for May 26, 2005. This date is subject to change. The Company expects this process to be completed on or before September 30, 2005.

The total preliminary purchase price of Scala as of March 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, 1,096,048 shares tendered during the subsequent offering period and 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and additional anticipated transaction costs. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,640

Total purchase price	$93,880

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan is largely completed as of March 31, 2005.

The Company expects to incur additional transaction costs related to the acquisition, including costs related to the buy-out of the remaining outstanding Scala shares, which are estimated to be no more than $2.0 million, including expenses. The Company is also evaluating certain tax contingencies related to employment tax, transfer pricing and value-added tax issues in various regions of the world. No accrual has been established for these potential tax contingencies as of March 31, 2005, as the Company is still in the process of gathering information with respect to such matters. If it is determined that a probable liability exists for these matters, the establishment of the liability will be recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statement of operations from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% at

March 31, 2005, representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated financial statements is $203,000 representing this minority interest in Scala’s net income from the date of acquisition forward.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,409
Accounts payable and accrued expenses	(21,344)
Accrued restructuring	(6,248)
Deferred revenue	(15,941)

Net assets acquired	$93,880

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million cash; $0.7 million was paid on February 18, 2004, $0.2 million was paid on February 18, 2005 and $0.2 million is to be paid on February 18, 2006. The group includes Platsoft, a value-added-reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statement of operations from the date of acquisition.

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

Cash	$949
Future payment due	219
Transaction costs	228

Total purchase price	$1,396

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	406
Assumed liabilities	(1,380)

Net assets acquired	$1,396

Other Acquisitions

In January 2005, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.7 million. As no tangible assets or liabilities were acquired, the purchase price of $0.7 million was allocated to customer base. In October 2004, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.3 million. As no tangible assets or liabilities were acquired, the purchase price of $0.3 million was allocated to customer base.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	$1,699	$4,050	$—	$5,749

Cash payments	(409)	(424)	—	(833)

Balance at March 31, 2005	$1,290	$3,626	$—	$4,916
Less current portion	(1,290)	(1,462)	—	(2,752)

Total long-term restructuring reserve	$—	$2,164	$—	$2,164

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of March 31, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. The Company anticipates involuntarily terminating 123 Scala employees, or 22% of the Scala workforce. At March 31, 2005, 119 of these terminations had been completed and all other employees to be terminated have been notified. The remaining balance of severance costs of $1,290,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At March 31, 2005, the balance of the ROI accrued restructuring is $30,000 representing facilities costs related to the closing of certain ROI offices. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 (in millions, except percentages):

	Three months ended March 31,
	2005	2004	Change $	Change %
Revenues:
License fees	$16.7	$10.4	$6.3	60.2%
Consulting	17.0	12.0	5.0	41.6%
Maintenance	32.7	20.6	12.1	59.2%
Other	0.9	0.4	0.5	133.5%

Total revenues	$67.3	$43.4	$23.9	55.3%

Gross profit percentage:
License fees	59.4%	74.6%
Consulting	20.5%	27.3%
Maintenance	79.1%	73.4%
Other	56.1%	23.1%

Amortization of intangible assets	$2.8	$0.9	$1.9	216.3%
Percentage of total revenues	4.1%	2.0%

Gross profit	$39.8	$26.2	$13.6	51.8%
Percentage of total revenues	59.2%	60.5%

Sales and marketing	$14.1	$9.8	$4.3	44.2%
Percentage of total revenues	20.9%	22.6%

Software development	$7.4	$5.8	$1.6	28.3%
Percentage of total revenues	11.0%	13.3%

General and administrative	$10.2	$5.2	$5.0	96.8%
Percentage of total revenues	15.1%	11.9%

Provision for doubtful accounts	$0.4	$0.2	$0.2	71.2%
Percentage of total revenues	0.5%	0.5%

Stock-based compensation expense	$0.6	$0.7	$(0.1)	(7.5)%
Percentage of total revenues	0.9%	1.5%

Restructuring charges and other	$—	$1.2	$(1.2)	(100)%
Percentage of total revenues	0.0%	2.8%

Provision for income taxes	$0.4	$0.1	$0.3	202.8%
Effective tax rate	6.5%	4.0%

Revenue

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2005, as compared to the same period in 2004. This increase is the result of an increase in average selling price of approximately 16% for the three months ended March 31, 2005, as compared to the same period in 2004, which is attributable to the Company’s broad-based improvement across all businesses and products, plus the contribution of license revenue from the Scala acquisition in June 2004. For the three months ended March 31, 2005, as compared to the same period in 2004, license revenues from Scala accounted for approximately $4.5 million of the increase in license revenues. The Company expects license fee revenues for the remainder of 2005 to increase in absolute dollars due to increased global distribution channels, expanded suite of Web services and vertical market strength across manufacturing, services, distribution and hospitality.

Consulting revenues increased in absolute dollars for the three months ended March 31, 2005, as compared to the same period in 2004. This increase is due the acquisition of Scala.

Maintenance revenues increased in absolute dollars for the three months ended March 31, 2005, as compared to the same period in 2004. This increase is due primarily to the acquisition of Scala, which resulted in additional maintenance revenues of $9.8 million and to continued high renewal rates experienced by the Company’s customer base and the strong sales in the fourth quarter 2004, which resulted in amortization of revenue in the first quarter 2005.

Other revenues consist primarily of resale of third-party hardware, sales of business forms and revenues from a Scala service center in Moscow that processes payroll transactions for third parties located in Russia. The increase in other revenues in absolute dollars and as a percentage of total revenues for the three months March 31, 2005, as compared to the same period in 2004 is due to customers and other revenue generated by Scala’s payroll service center in Moscow which resulted in additional other income of approximately $0.4 million.

International revenues were $31.4 million and $11.9 million for the three months ended March 31, 2005 and 2004, respectively, representing 46.7% and 27.4%, respectively, of total revenues. The increase in international revenues in absolute dollars for the three months ended March 31, 2005, as compared to the same period in 2004, is due primarily to the acquisition of Scala in June 2004, which added $18.3 million in international revenues and a foreign currency exchange rate impact of approximately $0.4 million. The foreign exchange impact is primarily the result of the strengthening of the British pound sterling against the U.S. dollar. The Company expects that due to the acquisition of Scala, the Company’s international revenues will continue to represent approximately 40% to 50% of total revenues.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004 and the Scala Romania acquisition in March 2005. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended March 31, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $2.8 million and $0.9 million, respectively. The increase in amortization expense for the three months ended March 31, 2005 as compared to the same period in 2004 is due to the additional amortization expense related to the Platsoft, Scala and Strongline acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2009 and amortization of the customer base will be complete in 2012.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software developments costs and acquired intangible assets. For the three months ended March 31, 2005, as compared to the same period in 2004, cost of license fees increased primarily due to an increase in software royalties of $2.0 million on higher license revenues, the payment of prior period royalties of $0.3 associated with an acquisition made in 2003 and an increase in amortization costs of $1.9 million, as discussed above. This increase in amortization costs resulted in a decrease in the related gross profit.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to the acquisition of Scala, which resulted in additional costs of

$3.5 million. Overall however, consulting gross profit decreased as a result of decreased utilization rates due to significant training and recruitment efforts of new consultants in the first quarter of 2005.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended March 31, 2005, cost of maintenance revenues increased $1.4 million due largely to the acquisition of Scala, which resulted in additional maintenance costs of $1.3 million. Maintenance gross profit increased for the three months ended March 31, 2005, as compared to the same period in 2004 due primarily to increased maintenance revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three months ended March 31, 2005, as compared to the same period in 2004, is primarily due the acquisition of Scala which added $2.8 million in additional costs. The remaining increase is due to commissions attributable to an increase in license revenue. Sales and marketing expenses decreased as a percentage of revenue due to the increase in license revenues for the three months ended March 31, 2005, as compared to the same periods in 2004. The Company expects sales and marketing expenses to increase due to commission expense increases related to the expectation of increased license revenues for the remainder of 2005.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Historically, the majority of these expenses have been incurred by the Company in North America and Mexico, where the Company operates a development center. Beginning in the third quarter of 2004, the Company incurred software development costs in Russia, where Scala operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three months ended March 31, 2005 and 2004, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three months ended March 31, 2005 and 2004 was insignificant.

Software development expenses increased in absolute dollars for the three months ended March 31, 2005, as compared to the same period in 2004, due to additional headcount related expenses from Scala in the amount of $2.1 million, partially offset by reduced software development costs resulting from the 2004 restructuring activities associated with the movement of certain development efforts to Mexico as part of an overall cost reduction program. Software development expenses decreased as a percentage of revenue due to the increase in license revenues for the three months ended March 31, 2005, as compared to the same period in 2004. The Company expects software development expenses to remain at or near first quarter levels for the remainder of 2005.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The increase in absolute dollars for the three months ended March 31, 2005, as compared to the same period in 2004, is primarily due to $4.0 million in additional expense related to the acquisition of Scala in June 2004 and an increase of $0.3 million of additional professional fees related to the Company’s Sarbanes Oxley Section 404 requirements. The Company expects general and administrative expenses to remain at or near first quarter levels for the remainder of 2005.

Provision for Doubtful Accounts

The increase in absolute dollars for the three months ended March 31, 2005, as compared to the same period in 2004, is due to the acquisition of Scala in June 2004. The Company’s days sales outstanding (DSO) for the quarter ended March 31, 2005 and quarterly for the year ended December 31, 2004 are set forth in the following tables:

Quarter Ended:	2004
March 31	56
June 30	63
September 30	53
December 31	69

Quarter Ended:	2005
March 31	60

The increase in the Company’s 2005 quarterly DSO as compared to 2004 are primarily due to the acquisition of Scala during the second quarter of 2004 as approximately 80% to 90% of Scala’s sales are international and collection times on international sales tend to be longer.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the three months ended March 31, 2005 and 2004 was related to both restricted stock issued as part of the 2001 stock option exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For the three months ended March 31, 2005 and 2004, stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $0.6 million and $0.6 million, respectively.

Future quarterly stock-based compensation expense to be charged to operations for 2005 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO is as follows:

Quarter Ending	Total Future Compensation Expense
June 30, 2005	$591,000
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$1,773,000

All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of March 31, 2005.

Provision for Income Taxes

The Company recorded a provision for income taxes of $0.4 million and $0.1 million for the first quarter of 2005 and 2004, respectively. The provision for the first quarter of 2005 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward and income tax in foreign jurisdictions.

The effective income tax rates were 6.5% and 4.0% for the three months ended March 31, 2005 and March 31, 2004 respectively. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards and lower tax rates in foreign jurisdictions.

The Company has provided a valuation allowance on 100% of its deferred tax assets. In general, any realization of the Company’s net deferred tax asset will reduce the Company’s effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholder’s equity.

Additionally, under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, directly to the income tax provision.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

As previously noted, this valuation allowance has been retained currently. As of March 31, 2005, evidence does not support realization of the valuation allowance. However, going forward as the Company continues to evaluate the available positive versus negative evidence, it is possible that a portion of deferred tax assets associated with the U.S. federal net operating losses may be realized during the year and accordingly the valuation allowance recorded against those deferred tax assets may be released before year end.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the three months ended March 31, 2005 (in millions):

Cash and cash equivalents	$53.5
Working capital deficit	(4.7)
Working capital, excluding deferred revenue	56.0
Net cash provided by operating activities	5.9
Net cash used in investing activities	(1.4)
Net cash used in financing activities	(5.0)
Long-term debt	25.3

As of March 31, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of $53.5 million and unused borrowing capacity of $25 million under its senior revolving credit facility. The Company’s operations provided $5.9 million in cash during the three months ended March 31, 2005. Significant operating cash outlays during the three months ended March 31, 2005 included payment of 2004 bonuses and commissions. As of March 31, 2005, the Company had $4.9 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.3 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $56.0 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature.

The Company’s principal investing activities for the three months ended March 31, 2005 included capital expenditures of $0.9 million and $0.5 related to acquisitions made during the quarter. The Company anticipates capital spending in the second quarter of 2005 to increase due primarily to increased spending on technology for system and network conversion efforts related to the Scala/Epicor integration. Additionally, during the second quarter of 2005, the Company anticipates payments totaling $2.8 million to be made related to its recent acquisitions; $1.5 million for Scala Romania on May 31, 2005 and $1.3 million to Strongline for the estimated working capital adjustment (Note 6).

Financing activities for the three months ended March 31, 2005 included payments of $1.6 million to acquire treasury stock as consideration for the Company’s payment of applicable employee withholding taxes on the Company’s CEO Restricted Stock and Stock Option Exchange Program and $5.0 million in payment on the Company’s long-term credit facility, discussed below. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.7 million and proceeds from the exercise of employee stock options in the amount of $1.0 million.

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. In January 2005, the Company used funds generated from operations to make a $5 million principal payment on this facility.

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions. At the time of closing this new facility, the company had $25 million in outstanding borrowings. The proceeds from the new facility were used to payoff the balance owed on the prior line of credit, which was terminated in March of 2005 at the Company’s election. This new facility also has an “accordion” feature that allows the company to increase this line of credit up to $125 million under certain conditions. Interest payments are due quarterly and the principal balance is due at the maturity date in March of 2007. The company can reduce the outstanding principal in whole or in part at its election without any prepayment penalties. The facility interest rate is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. The significant financial covenants are as follows:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage rations

•	Maintaining minimum cash balances through maturity

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of March 31, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. In April of 2005, the Company used funds generated from operations to make a principal payment of $5 million reducing the outstanding balance to $20 million.

As of March 31, 2005 the Company had cash and cash equivalents of $53.5 million. In addition, at such date, the Company had a borrowing capacity of $25 million under its senior revolving credit facility. Additionally, for the first quarter of 2005, the Company had positive cash flows from operations of $5.9 million. The Company expects to generate positive cash flows from operations for the remainder of 2005. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three months ended March 31, 2005 of $6.3 million. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, Europe, Middle East, North America, and South America. In June of 2004, the Company acquired Scala, which increased the Company’s international operations significantly in Eastern and Central Europe, Russia, and China. These operations include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating office in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues (result of the Scala acquisition) to represent approximately 45% to 50% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency that may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to eliminate these risks whenever possible through netting, centralized cash management and other forms of natural hedging. The Company from time to time may use forward contracts or purchased options to hedge its foreign currency transaction exposure.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after January 1, 2006 and the 2) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share, but has not yet determined the method of adoption or whether adoption will result in expense amounts materially different from those provided under the current pro forma disclosures in Note 2.

Certain Factors That May Affect Future Results

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the first quarter of 2005, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $9.5 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the quarter ended March 31, 2005 and all of 2004, 21% and 13%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the quarters ended March 31, 2005 and 2004, 46.7% and 27.4%, respectively, of total Company revenues were generated by the Company’s international operations. With the Company’s acquisition of Scala Business Solutions in 2004, the company expects its total Company revenues generated by international operations to be approximately 40% to 50%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

From January 1, 2001 through March 31, 2005, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.2 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $53.5 million at March 31, 2005. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. The Company currently has borrowed $25 million under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended March 31, 2005, the price of the Company’s common stock ranged from a low of $0.89 to a high of $17.50. For the three months ended March 31, 2005, the stock price ranged from a low of $12.25 to a high of $15.55. As of May 3, 2005, the Company had 52,996,128 shares of Common Stock outstanding as well as 168,158 shares of Series D Preferred Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

When the recently adopted regulations pertaining to accounting treatment for employee stock options take effect, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock. The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of recently enacted accounting standards, which require immediate expense recognition for stock options, effective January 1, 2006, the Company expects to change its current practices by reducing the number of stock options granted to employees. Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

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

Improvements to Scala’s internal controls may be required and if these improvements are not completed timely it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 which could have a material adverse impact on our business and financial condition

Although management has completed its assessment of the Company’s internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004 and has concluded that the Company’s controls over financial reporting are effective, in making this assessment, management has excluded the operations of Scala. In doing so, the Company has considered the “Frequently Asked Questions” as set forth by the Office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

While we are currently evaluating Scala’s internal controls in order to allow management to include Scala’s internal controls in management’s assessment of internal controls over financial reporting, as required by Section 404 as of December 31, 2005, it is possible that we may encounter significant delays implementing these requirements as they relate to Scala. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on the Company’s operations. If we are unable to comply with these requirements as they relate to Scala as of December 31, 2005, we may receive an adverse opinion or disclaimer due to a scope limitation on management’s assessment and/or be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our recent acquisitions, we currently have goodwill of $84.5 million and $44.5 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there are is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we may be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

Foreign currency fluctuations may negatively impact the financial results of the company.

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, network of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies, natural hedges, forward contracts, or purchase option contracts to offset the effects of exchange rate changes on inter-company trade balances. The Company will be required to estimate the volume of transactions in various currencies. Our estimates of transaction volume in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At March 31, 2005, the Company had $53.5 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $117,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $25 million in variable rate debt outstanding at March 31, 2005. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $63,000 on a quarterly basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company does not have any hedging or similar foreign currency contracts. International revenues represented 46.7% of the Company’s total revenues for the three months ended March 31, 2005 and 45.4% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company realized transaction losses of $540,000 for the three months period ending on March 31, 2005. This transactional loss was primarily due to intercompany receivables and payables between subsidiaries. The most significant of this exposure involves intercompany balances that the United Kingdom had between France, Germany, Ireland and the Netherlands. Given a hypothetical increase or decrease in the foreign exchange rate between the Euro (EUR) and the British pound sterling (GBP), the realized transaction gain/(loss) would increase or decrease by approximately USD $448,000 at March 31, 2005 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

Item 4 – Controls and Procedures

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

Changes in internal controls over financial reporting

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)	(b)		(c)	(d)
January 1, 2005 to January 31, 2005	10,066	$14.06		N/A	N/A
February 1, 2005 to February 28, 2005	—	—		N/A	N/A
March 1, 2005 to March 31, 2005	114,366	$13.06		N/A	N/A

Total	124,432	$13.14	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: May 10, 2005	/s/ Michael A. Piraino
Michael A. Piraino
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	June 30, 1997

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.4	Amended and Restated Bylaws of the Company, as currently in effect.

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X