Form 10-Q
period 2005-06-30
EPICOR SOFTWARE CORP
filed 2005-08-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 53,049,116 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$55,851	$53,711
Accounts receivable, net of allowance for doubtful accounts of $6,169 and $6,603 as of 2005 and 2004, respectively	42,575	55,296
Deferred income taxes	2,397	—
Prepaid expenses and other current assets	7,330	6,719

Total current assets	108,153	115,726
Property and equipment, net	7,096	7,045
Deferred income taxes	35,803	—
Intangible assets, net	43,247	45,080
Goodwill	85,315	83,492
Other assets	4,211	4,406

Total assets	$283,825	$255,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,476	$10,437
Accrued compensation and payroll taxes	15,743	21,404
Other accrued expenses	21,577	26,372
Current portion of long-term debt	228	352
Current portion of accrued restructuring costs	2,870	3,287
Deferred revenue	57,230	60,212

Total current liabilities	106,124	122,064

Long-term debt, less current portion	19,955	30,264
Accrued restructuring costs, less current portion	1,857	2,462

Total long-term liabilities	21,812	32,726
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock	3,046	3,046
Common stock	54	53
Additional paid-in capital	330,031	308,264
Less: treasury stock at cost	(7,576)	(4,431)
Less: unamortized stock compensation expense	(1,182)	(2,379)
Accumulated other comprehensive loss	(234)	(818)
Accumulated deficit	(168,250)	(202,776)

Net stockholders’ equity	155,889	100,959

Total liabilities and stockholders’ equity	$283,825	$255,749

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License fees	$19,028	$12,247	$35,766	$22,695
Consulting	18,358	13,072	35,282	25,024
Maintenance	32,815	22,510	65,550	43,067
Other	808	791	1,749	1,194

Total revenues	71,009	48,620	138,347	91,980
Cost of revenues	25,440	18,352	50,154	34,594
Amortization of intangible assets	2,811	1,121	5,594	2,000

Total cost of revenues	28,251	19,473	55,748	36,594

Gross profit	42,758	29,147	82,599	55,386
Operating expenses:
Sales and marketing	13,661	9,896	27,762	19,676
Software development	7,035	5,058	14,425	10,818
General and administrative	10,229	7,207	20,410	12,380
Provision for doubtful accounts	273	283	642	499
Stock based compensation expense	591	654	1,197	1,309
Restructuring charges and other	—	685	—	1,901
Settlement of claim	—	(284)	—	(284)

Total operating expenses	31,789	23,499	64,436	46,299

Income from operations	10,969	5,648	18,163	9,087
Other income (expense), net	(324)	216	(757)	440

Income before income taxes	10,645	5,864	17,406	9,527
Provision (benefit) for income taxes	(17,649)	276	(17,210)	421
Minority interest in income of consolidated subsidiary	59	29	90	29

Net income	$28,235	$5,559	$34,526	$9,077

Other comprehensive income:
Net income	$28,235	$5,559	$34,526	$9,077
Unrealized foreign currency translation adjustments	204	(479)	584	(539)

Comprehensive income	$28,439	$5,080	$35,110	$8,538

Net income per share:
Basic	$0.52	$0.11	$0.64	$0.19
Diluted	$0.50	$0.11	$0.61	$0.17
Weighted average common shares outstanding:
Basic	54,486	48,835	54,231	48,321
Diluted	56,592	52,564	56,419	52,143

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$34,526	$9,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,767	3,287
Stock-based compensation expense	1,197	1,309
Provision for doubtful accounts	642	499
Restructuring charges and other	—	1,901
Deferred income taxes	(18,613)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,398	2,087
Prepaid expenses and other current assets	(563)	4,513
Other assets	178	(335)
Accounts payable	(2,795)	524
Accrued expenses	(12,078)	(8,998)
Accrued restructuring costs	(930)	(2,555)
Deferred revenue	(2,375)	1,767

Net cash provided by operating activities	18,354	13,076
Investing activities
Purchases of property and equipment	(1,707)	(3,030)
Increase in restricted cash	—	(59)
Cash paid for acquisitions, net of cash acquired	(3,477)	(31,880)

Net cash used in investing activities	(5,184)	(34,969)
Financing activities
Proceeds from exercise of stock options	1,462	1,412
Proceeds from employee stock purchase plan	718	544
Proceeds from long-term debt	25,000	30,000
Purchase of treasury stock	(3,145)	(1,553)
Cost to register shares issues for Scala acquisition	—	(679)
Principal payments on long-term debt	(35,433)	—

Net cash (used in) provided by financing activities	(11,398)	29,724
Effect of exchange rate changes on cash	368	(955)

Net increase in cash and cash equivalents	2,140	6,876
Cash and cash equivalents at beginning of period	53,711	38,881

Cash and cash equivalents at end of period	$55,851	$45,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$577	$—

Income taxes	$1,193	$55

NON CASH INVESTING ACTIVITIES:
Purchases of property and equipment not paid during the period	$216	$—

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

The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

On June 18, 2004, the Company acquired Scala Business Solutions N.V., (Scala) a publicly held software company headquartered in Amsterdam, the Netherlands, for a purchase price of approximately $94.0 million, including cash and stock. The transaction was accounted for as a purchase and the results of Scala’s operations are included in the accompanying consolidated statements of income from June 18, 2004 and includes a minority interest of 1.9% at June 30, 2005 representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated balance sheet is $262,000 representing this minority interest in Scala’s net income from the date of acquisition forward. See Note 6 for additional information.

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

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$28,235	$5,559	$34,526	$9,077
Stock-based employee compensation expense determined under fair value based method for all awards	(887)	(613)	(1,770)	(1,150)

Net income – pro forma	$27,348	$4,946	$32,756	$7,927

Net income per share as reported:
Basic	$0.52	$0.11	$0.64	$0.19
Diluted	$0.50	$0.11	$0.61	$0.17
Net income per share – pro forma:
Basic	$0.50	$0.10	$0.60	$0.16
Diluted	$0.48	$0.09	$0.58	$0.15

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

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	4.0	0.5	4.1	0.5	4.0	0.5	4.3	0.5
Risk-free interest rate	3.7%	3.3%	3.2%	1.6%	3.7%	3.3%	3.3%	1.6%
Volatility	44.5%	44.5%	63.4%	64.0%	45.1%	44.5%	64.0%	64.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

For options granted during the three month periods ended June 30, 2005 and 2004, the weighted average fair value at the date of grant was $4.77 and $6.45, per option, respectively. For options granted during the six month periods ended June 30, 2005 and 2004, the weighted average fair value at date of grant was $4.92 and $6.59, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the three and six month periods ended June 30, 2005 and 2004 was $3.79 and $4.77, per share, respectively.

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104, and

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

•	Statement of Position (SOP) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

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

The Company has recorded unbilled consulting revenues totaling $1,251,000 and $885,000 at June 30, 2005 and December 31, 2004, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

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

Note 4. Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and the weighted average common equivalent of convertible preferred stock outstanding for the period, excluding shares of unvested restricted stock. The convertible preferred stock is included because the holders of the convertible preferred stock participate in any dividends paid on the Company’s common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. For the quarter ended June 30, 2004, the Company adopted EITF Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” and such adoption had no impact on the Company’s earnings per share calculation.

For the three months ended June 30, 2005 and 2004, options to purchase 1,152,000 and 107,000 shares of common stock with a weighted average price of $13.72 and $14.32, respectively, were anti-dilutive and for the six months ended June 30, 2005 and 2004, options to purchase 523,000 and 74,000 shares of common stock with a weighted average price of $15.05 and $14.87, respectively, were anti-dilutive because the exercise prices of the options were greater than the average fair market value of the Company’s common stock for the periods then ended and were, therefore, excluded from shares used in computing diluted net income per share.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$28,235	$5,559	$34,526	$9,077

Basic:
Weighted average common shares outstanding	53,550	47,103	53,425	46,737
Weighted average common equivalent of convertible preferred stock	1,682	3,617	1,682	3,617
Weighted average common shares of unvested restricted stock	(746)	(1,885)	(876)	(2,033)

Shares used in the computation of basic net income per share	54,486	48,835	54,231	48,321

Net income per share - basic	$0.52	$0.11	$0.64	$0.19

Diluted:
Weighted average common shares outstanding	54,486	48,835	54,231	48,321
Stock options	1,703	2,385	1,778	2,463
Unvested restricted stock	403	1,344	410	1,359

Shares used in the computation of diluted net income per share	56,592	52,564	56,419	52,143

Net income per share - diluted	$0.50	$0.11	$0.61	$0.17

Note 5. New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

In April 2004, the EITF reached final consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF Issue No. 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF Issue No. 03-6. The Company adopted EITF Issue No. 03-6 for the quarter ended June 30, 2004. The adoption of EITF Issue No. 03-6 did not have a material impact on the Company’s earnings per share calculation.

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

Note 6. Acquisitions

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1.5 million (including transaction costs of $0.2 million), of which approximately $1.0 million was paid at closing, $0.1 million paid in July 2005 and $0.06 million is to be paid February 15, 2006. The final payment represents the minimum amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base. The maximum amount payable is $0.13 million. Prior to the acquisition, Scala Italy has been a distributor of Scala’s products and related consulting services in Italy. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated entirely to Scala Italy’s intangible assets acquired based on their estimated fair values as of April 5, 2005 as no tangible assets or liabilities were assumed. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of June 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$1,033
Future payments	194
Transaction costs	226

Total purchase price	$1,453

Fair value of intangible assets acquired:
Customer base	$770
Acquired technology Covenant not to compete	213 20
Goodwill	450

Net assets acquired	$1,453

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $1.6 million (including transaction costs of $0.1 million), of which approximately $0.1 million was paid at closing and $1.5 million was paid May 31, 2005. The Share Purchase Agreement includes a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The maximum amount payable is $0.4 million and is due on March 1, 2006. If paid, the earn-out will result in an adjustment to the purchase price. Prior to the acquisition, Scala Romania has been a distributor of Scala’s products and related consulting services in the Eastern European region. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to Scala Romania’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2005. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of June 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$1,561
Transaction costs	63

Total purchase price	$1,624

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable, net	426
Property and equipment, net	79
Prepaid and other assets	118
Customer base	1,317
Covenant not to compete	44
Assumed liabilities	(707)

Net assets acquired	$1,624

The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million is to paid on both December 14, 2005 and December 14, 2006 and a $1.3 million working capital adjustment as described below. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The final purchase price was subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. At March 31, 2005, the Company recorded an estimate of this working capital adjustment. In June 2005, the working capital adjustment was finalized for $1.3 million and was paid in July 2005.

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

Cash	$3,074
Future payments	2,291
Transaction costs	106

Total purchase price	$5,471

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	855
Assumed liabilities	(1,369)

Net assets acquired	$5,471

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of June 30, 2005, 1.9% of Scala shares had not been acquired by Epicor.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted Epicor’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by Epicor or Scala to tender their shares to Epicor in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the transfer date. The Company expects that the cost of purchasing the remaining shares shall equal EUR 1.6 million (approximately $1.9 million USD equivalent), increased by the 4% Dutch statutory interest rate through the transfer date. The Company expects this process to be completed on or before September 30, 2005.

The total purchase price of Scala as of June 30, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and for the transaction costs related to the buy-out procedure. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,794

Total purchase price	$94,034

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was largely completed as of June 30, 2005.

As indicated above, the Company expects to incur additional transaction costs related to the buy-out of the remaining outstanding Scala shares, which are estimated to be no more than $2.0 million, including expenses. The Company has evaluated Scala’s pre-acquisition tax contingencies. At June 30, 2005, it was determined that a probable additional liability exists for these matters and an accrual was recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statements of income from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% at June 30, 2005, representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated financial statements is $262,000 representing this minority interest in Scala’s net income from the date of acquisition forward.

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes (in thousands) the allocation of the purchase price. Such amounts will change as discussed above.

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,787
Accounts payable and accrued expenses	(21,613)
Accrued restructuring	(6,248)
Deferred revenue	(15,896)

Net assets acquired	$94,034

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million (including transaction costs of $0.2 million); $0.7 million was paid on February 18, 2004, $0.2 million was paid on February 18, 2005 and $0.2 million is to be paid on February 18, 2006. The group includes Platsoft, a value-added-reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statements of income from the date of acquisition.

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

Other Acquisitions

In June 2005, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.4 million. As no tangible assets or liabilities were acquired, the purchase price of $0.4 million was allocated to customer base and covenant not to compete. In January 2005, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.7 million. As no tangible assets or liabilities were acquired, the purchase price of $0.7 million was allocated to customer base. In October 2004, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.3 million. As no tangible assets or liabilities were acquired, the purchase price of $0.3 million was allocated to customer base.

Pro Forma Information

Actual results of operations of the companies acquired in 2004 are included in the condensed consolidated financial statements from the dates of acquisition. The unaudited pro forma statements of income data of the Company set forth below gives effect to the acquisitions by Epicor of Scala and Strongline using the purchase method as if it occurred on January 1, 2004. The pro forma impact of Platsoft, Scala Romania and Scala Italy are not included as the impact of these acquisitions would not have been significant to the Company’s historical results of operations. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisitions occurred at that time (in thousands, except per share data):

	Three Months ended June 30, 2004	Six Months ended June 30, 2004
Total revenues	$64,162	$126,461
Net income (loss)	(815)	369
Net income (loss) per share:
Basic	(0.02)	0.01
Diluted	(0.01)	0.01

Note 7. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the six months ended June 30, 2005 (in thousands):

Balance as of December 31, 2004	$83,492
Strongline goodwill	855
Additional Scala goodwill	542
Scala Italy goodwill	450
Foreign currency translation	(24)

Balance as of June 30, 2005	$85,315

The Strongline goodwill is the result of the Company recording a working capital adjustment and management completing its analysis during the first quarter of 2005 of the fair value of the assets acquired and the liabilities assumed. The additional Scala goodwill is primarily the result of additional transaction costs incurred during the first six months of 2005 and a liability for pre-acquisition tax contingencies (Note 6). During the second quarter of 2005, the Company acquired Scala Italy which added approximately $0.5 million in goodwill (Note 6).

The Company added or allocated the following intangible assets as a result of acquisitions completed in the first and second quarters of 2005 and the Strongline adjustment and reallocation as discussed above (in thousands):

	Strongline	Scala Romania	Scala Italy	Other	Foreign Currency Translation	Total	Weighted Average Amortization Period
Acquired technology	$500	$—	$213	$—	$—	$713	5 years
Customer base	(758)	1,317	770	1,205	(71)	2,463	7 years
Trademark	100	—	—	—	—	100	5 years
Covenant not to compete	680	44	20	9	(3)	750	2 years

Total	$522	$1,361	$1,003	$1,214	$(74)	$4,026

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of June 30, 2005, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$50,701	$27,605	$23,096	$49,988	$24,439	$25,549
Customer base	23,013	9,777	13,236	20,550	8,295	12,255
Trademark	7,390	1,811	5,579	7,290	1,071	6,219
Third party funded development agreement	950	393	557	950	203	747
Covenant not to compete	1,300	521	779	550	240	310

Total	$83,354	$40,107	$43,247	$79,328	$34,248	$45,080

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended June 30, 2005 and 2004 was $2,811,000 and $1,121,000, respectively, and for the six months ended June 30, 2005 and 2004 was $5,594,000 and $2,000,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended June 30, 2005 and 2004 was $116,000 and $43,000, respectively, and for the six months ended June 30, 2005 and 2004 was $265,000 and $90,000, respectively. Estimated amortization expense for the remainder of 2005, 2006, 2007, 2008, 2009 and thereafter is approximately $5,987,000, $10,607,000, $9,753,000, $8,721,000, $4,753,000 and $3,426,000, respectively.

Note 8. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472
2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	$1,699	$4,050	$—	$5,749
Cash payments	(722)	(300)	—	(1,022)

Balance at June 30, 2005	$977	$3,750	$—	$4,727
Less current portion	(977)	(1,893)	—	(2,870)

Total long-term restructuring reserve	$—	$1,857	$—	$1,857

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of June 30, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition, 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. The remaining balance of severance costs of $977,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At June 30, 2005, the balance of the ROI accrued restructuring is $25,000 representing facilities costs related to the closing of certain ROI offices. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

Note 9. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	June 30, 2005	December 31, 2004
Deferred license fees	$570	$1,116
Deferred maintenance	50,867	52,819
Deferred consulting	5,793	6,277

Total	$57,230	$60,212

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

Note 10. Credit Facility

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. The Company used funds generated from operations to make discretionary $5 million principal payments on this facility in both January and April 2005. As of June 30, 2005 the credit facility had an outstanding balance of $20.0 million. This outstanding balance was based on multiple currency borrowings as part of the Company’s on going hedging strategy. From time to time the Company may borrow in foreign currencies to hedge its currency risks around the world.

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of June 30, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. In July of 2005, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance to $15 million.

Note 11. Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

The Company recorded a provision (benefit) for income taxes of ($17.2) million and $0.4 million for the second quarter of 2005 and 2004, respectively. The tax benefit of ($17.2) million for the six months ended June 30, 2005 is the result of a non-cash income tax benefit related to the release of valuation allowance on U.S. deferred tax assets. The effective income tax rates were (99.4)% and 4.43% for the six months ended June 30, 2005 and June 30, 2004, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards, and lower tax rates in foreign jurisdictions for the six months ended June 30, 2004, and primarily due to the release of valuation allowance for the six months ended June 30, 2005.

The Company had provided a valuation allowance of $92.4 million as of December 31, 2004 on 100% of its net deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. As previously disclosed, the Company has been assessing its valuation allowance related to the deferred tax assets. During the quarter ended June 30, 2005, the Company determined, primarily based on operating income during recent years, and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result the Company released, as a discrete item, the valuation allowance related to estimated U.S. Federal operating losses for 2006 and beyond of $38.2 million reflecting an increase in earnings for a non-cash income tax benefit of $18.6 million. Approximately $19.6 million was credited directly to additional paid-in capital as it related to previously exercised stock options. For the remaining foreign and state deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Additionally, under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

The Company estimates the tax rates for both the third and fourth quarter of 2005 to be between approximately 8% to 10%, yielding an estimated effective annual rate for the year ending December 31, 2005 of approximately (37)%, after taking into consideration the non-cash tax benefit. Going-forward into 2006 however, the Company will report an effective tax rate closer to the statutory rate as a direct result of its aforementioned second quarter 2005 release of its valuation allowance. The Company does not believe that the effective tax rate for 2006 and beyond is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized.

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

The Company’s outstanding Series D preferred stock is convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. On November 12, 2004, 131,842 Series D shares were converted to 1,318,420 common stock shares. Such shares, once registered, automatically convert into common stock of the Company ten days after formal notification by the Company that the average consecutive 20-trading day closing stock price of the common stock has exceeded $5.73 per share and that the Company meets certain other conditions. The holders of Series D preferred stock are entitled to vote with holders of common stock on an as-converted basis and, pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the preferred stock. Such registration on Form S-3 is not yet effective.

The holders of the Series D preferred stock are entitled to receive, when and if declared by the Board of Directors, dividends out of any assets of the Company legally available. Such dividends are required to be paid prior to and on an equal basis to any dividend, which may be declared by the Board of Directors for holders of common stock. Dividends shall not be cumulative and no dividends have been declared or paid as of June 30, 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series D preferred stock shall be entitled to receive a distribution prior and in preference to any distribution to the common stockholders, and in an amount per share equal to $19.10. Additionally, in the event that 50% or more of the Company’s voting power is transferred, or all or substantially all of the Company’s assets are acquired, the holders of the Series D preferred stock shall be entitled to receive the greater of (i) $38.20 per share plus all accrued or declared but unpaid dividends on such shares; or (ii) the amount per share that the holders of Series D Preferred Stock would have been entitled to receive had all holder of all series of Preferred Stock converted all their shares of Preferred Stock into Common Stock immediately prior to such event.

On November 12, 2004, the Company’s remaining 61,735 shares of Series C preferred stock were converted on a ten-for-on basis to 617,350 shares of common stock. During 2002, three Series C preferred shareholders elected to convert 33,570 shares of Series C preferred stock into common stock. The Series C preferred stock converts on a ten-for-one basis, and therefore, the 33,570 shares of preferred stock were converted into 335,700 shares of common stock of the Company.

Note 13. Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $591,000 and $591,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,182,000 and $1,182,000 for the six months ended June 30, 2005 and 2004, respectively, based on a three year vesting period.

Future quarterly stock-based compensation expense to be charged to operations for these restricted stock grants for the remainder of 2005 is as follows is as follows:

Quarter Ending	Compensation Expense
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock-based compensation expense	$1,182,000

Note 14. Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vested over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. All restricted shares issued in the stock option exchange program were fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of June 30, 2005. For the three months ended June 30, 2005 and 2004, the Company recorded compensation expense of $0 and $63,000, respectively, related to this restricted stock. For the six months ended June 30, 2005 and 2004, the Company recorded compensation expense of $15,000 and $127,000, respectively, related to this restricted stock.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO (Note 13) for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Cost of revenues	$—	$17,000	$4,000	$45,000
Sales and marketing	—	19,000	4,000	27,000
Software development	—	2,000	1,000	5,000
General and administrative	591,000	616,000	1,188,000	1,232,000

Total stock-based compensation expense	$591,000	$654,000	$1,197,000	$1,309,000

Note 15. Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 (Note 14) and the issuance of restricted shares to the Company’s CEO (Note 13). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of June 30, 2005, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during the first and second quarters of 2005:

Vesting Date	Shares acquired	Value of Shares
January 26, 2005	10,066	$141,000
March 31, 2005	114,366	$1,494,000
June 30, 2005	114,366	$1,509,000

Note 16. Deferred Compensation Plan

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. payroll executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At June 30, 2005, the Company has $0.4 million deferred compensation included in accrued expenses in the accompanying consolidated balance sheet.

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

Operating segment data for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended June 30, 2005:
Revenues	$19,028	$18,358	$32,815	$808	$71,009
Cost of revenues	6,360	14,509	7,047	335	28,251

Gross profit	$12,668	$3,849	$25,768	$473	$42,758

Three months ended June 30, 2004:
Revenues	$12,247	$13,072	$22,510	$791	$48,620
Cost of revenues	3,231	9,753	5,900	589	19,473

Gross profit	$9,016	$3,319	$16,610	$202	$29,147

Six months ended June 30, 2005:
Revenues	$35,766	$35,282	$65,550	$1,749	$138,347
Cost of revenues	13,160	27,966	13,875	747	55,748

Gross profit	$22,606	$7,316	$51,675	$1,002	$82,599

Six months ended June 30, 2004:
Revenues	$22,695	$25,024	$43,067	$1,194	$91,980
Cost of revenues	5,889	18,440	11,367	898	36,594

Gross profit	$16,806	$6,584	$31,700	$296	$55,386

The following schedule presents the Company’s operations by geographic area for the three and six months ended June 30, 2005 and 2004 (in thousands):

	North America	Europe	Australia and New Zealand	Asia	Other	Consolidated
	(1)	(2)
Three Months Ended June 30, 2005:
Revenues	$40,193	$23,522	$2,287	$4,414	$593	$71,009
Identifiable assets	114,873	149,200	4,996	11,661	3,095	283,825
Three Months Ended June 30, 2004:
Revenues	$34,539	$10,290	$1,955	$1,049	$787	$48,620
Identifiable assets	153,609	47,180	7,325	7,651	8,255	224,020
Six Months Ended June, 2005:
Revenues	$79,048	$45,870	$4,658	$7,702	$1,069	$138,347
Identifiable assets	114,873	149,200	4,996	11,661	3,095	283,825
Six Months Ended June 30, 2004:
Revenues	$68,186	$17,514	$3,408	$1,520	$1,352	$91,980
Identifiable assets	153,609	47,180	7,325	7,651	8,255	224,020

(1)	Principally represents United States and Canada.

(2)	Principally represents United Kingdom and Netherlands.

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract.

Note 19. Commitments and Contingencies

Employment Agreement

The Company has historically entered into agreements with its executive officers, including its present executive officers, that provides them with compensation totaling either 6 or 12 month’s base salary and bonus in the event the Company terminates the executives without cause. The agreements also call for the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2005 is not considered significant to the Company’s financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues, (ii) the impact of new accounting pronouncements, (iii) sales and marketing expenses, software development expenses and general and administrative expenses, (iv) remaining DataWorks merger obligations, (v) the Company’s capital spending on property and equipment, (vi) the Company’s future cash flow from operations, (vii) sufficient sources of financing to continue operations for next twelve months, (viii) the effect of current legal proceedings, (ix) the Company’s measurement of working capital excluding deferred revenue; (x) the future use of forward or other hedging contracts; (xi) the future impact of Platsoft’s technical resources on the Company, (xii) international revenues will remain at increased levels or increase for the remainder of the year due to the acquisition of Scala, (xiii) the Company will purchase the remaining 1.9% of the Scala shares not owned by the Company by the end of the third quarter 2005 and (xiv) future investments in product development. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 43 to 51. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at June 30, 2005. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

The Company maintains an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense.

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

Intangible Assets

The Company’s intangible assets were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March of 2005, and the Scala Italy acquisition in April 2005 and represents acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded primarily as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004, the acquisition of Scala in June 2004, the Strongline acquisition in December 2004 and the Scala Italy acquisition in April 2005. In accordance with SFAS No. 141, “Business Combinations,” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

The Company regularly reviews the deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods.

During the quarter ended June 30, 2005, the Company determined, primarily based on operating income during recent years, and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released, as a discrete item, the valuation allowance related to U.S. Federal operating losses resulting in an increase in earnings for the non-cash income tax benefit, and a credit to additional paid-in capital as it related to previously exercised stock options. For the remaining foreign and state deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company estimates the tax rates for both the third and fourth quarter of 2005 to be between approximately 8% to 10%, yielding an estimated effective annual rate for the year ending December 31, 2005 of approximately (37)%, after taking into consideration the non-cash tax benefit. Going-forward into 2006 however, the Company will report an effective tax rate closer to the statutory rate as a direct result of its aforementioned second quarter 2005 release of its valuation allowance. The Company does not believe that the effective tax rate for 2006 and beyond is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized.

The remaining valuation allowance will continue to be evaluated over future quarters. If the Company continues to generate profits and ultimately determines that it is more likely than not that all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated all together, thereby resulting in a temporary decrease to the Company’s effective tax rate, and in certain circumstances adjustments to additional paid-in capital and goodwill.

Although the Company has determined that a valuation allowance is no longer required with respect to the federal deferred tax asset, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of June 30, 2005, the Company would require approximately $115 million in cumulative future operating income to be generated at various times over approximately the next eighteen years to realize our net deferred tax assets. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the Company’s operating income targets may change it’s assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

Acquisitions

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1.5 million (including transaction costs of $0.2 million), of which approximately $1.0 million was paid at closing, $0.1 million paid in July 2005 and $0.06 million is to be paid February 15, 2006. The final payment represents the minimum amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base. The maximum amount payable is $0.13 million. Prior to the acquisition, Scala Italy has been a distributor of Scala’s products and related consulting services in Italy. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated entirely to Scala Italy’s intangible assets acquired based on their estimated fair values as of April 5, 2005 as no tangible assets or liabilities were assumed. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of June 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$1,033
Future payments	194
Transaction costs	226

Total purchase price	$1,453

Fair value of intangible assets acquired:
Customer base	$770
Acquired technology	213
Covenant not to compete	20
Goodwill	450

Net assets acquired	$1,453

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $1.6 million (including transaction costs of $0.1 million), of which approximately $0.1 million was paid at closing and $1.5 million was paid May 31, 2005. The Share Purchase Agreement includes a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The maximum amount payable is $0.4 million and is due on March 1, 2006. If paid, the earn-out will result in an adjustment to the purchase price. Prior to the acquisition, Scala Romania has been a distributor of Scala’s products and related consulting services in the Eastern European region. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to Scala Romania’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2005. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of June 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$1,561
Transaction costs	63

Total purchase price	$1,624

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable, net	426
Property and equipment, net	79
Prepaid and other assets	118
Customer base	1,317
Covenant not to compete	44
Assumed liabilities	(707)

Net assets acquired	$1,624

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million is to paid on both December 14, 2005 and December 14, 2006 and a $1.3 million working capital adjustment as described below. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The final purchase price was subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. At March 31, 2005, the Company recorded an estimate of this working capital adjustment. In June 2005, the working capital adjustment was finalized for $1.3 million and was paid in July 2005.

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

Cash	$3,074
Future payments	2,291
Transaction costs	106

Total purchase price	$5,471

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	855
Assumed liabilities	(1,369)

Net assets acquired	$5,471

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As of June 30, 2005, 1.9% of Scala shares had not been acquired by Epicor.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from any remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted Epicor’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by Epicor or Scala to tender their shares to Epicor in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the transfer date. The Company expects that the cost of purchasing the remaining shares shall equal EUR 1.6 million (approximately $1.9 million USD equivalent), increased by the 4% Dutch statutory interest rate through the transfer date. The Company expects this process to be completed on or before September 30, 2005.

The total purchase price of Scala as of June 30, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, is summarized as follows (in thousands). Such amounts will change as a result of shares exchanged in the buy out procedure and for the transaction costs related to the buy-out procedure. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	43,228
Transaction costs	4,794

Total purchase price	$94,034

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was largely completed as of June 30, 2005.

As indicated above, the Company expects to incur additional transaction costs related to the buy-out of the remaining outstanding Scala shares, which are estimated to be no more than $2.0 million, including expenses. The Company has evaluated Scala’s pre-acquisition tax contingencies. At June 30, 2005, it was determined that a probable additional liability exists for these matters and an accrual was recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statements of income from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% at June 30, 2005, representing the amounts allocable to Scala shares that have not been tendered. Included in other accrued expenses in the accompanying consolidated financial statements is $262,000 representing this minority interest in Scala’s net income from the date of acquisition forward.

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes (in thousands) the allocation of the purchase price. Such amounts will change as discussed above.

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,787
Accounts payable and accrued expenses	(21,613)
Accrued restructuring	(6,248)
Deferred revenue	(15,896)

Net assets acquired	$94,034

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million cash (including transaction costs of $0.2 million); $0.7 million was paid on February 18, 2004, $0.2 million was paid on February 18, 2005 and $0.2 million is to be paid on February 18, 2006. The group includes Platsoft, a value-added-reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The

Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statements of income from the date of acquisition.

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

Other Acquisitions

In June 2005, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.4 million. As no tangible assets or liabilities were acquired, the purchase price of $0.4 million was allocated to customer base and covenant not to compete. In January 2005, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.7 million. As no tangible assets or liabilities were acquired, the purchase price of $0.7 million was allocated to customer base. In October 2004, the Company purchased certain assets of a distributor of Scala’s products and provider of related consulting services for approximately $0.3 million. As no tangible assets or liabilities were acquired, the purchase price of $0.3 million was allocated to customer base.

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472
2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	$1,699	$4,050	$—	$5,749
Cash payments	(722)	(300)	—	(1,022)

Balance at June 30, 2005	$977	$3,750	$—	$4,727
Less current portion	(977)	(1,893)	—	(2,870)

Total long-term restructuring reserve	$—	$1,857	$—	$1,857

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the

Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of June 30, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition, 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. The remaining balance of severance costs of $977,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At June 30, 2005, the balance of the ROI accrued restructuring is $25,000 representing facilities costs related to the closing of certain ROI offices. Lease payments on the ROI facilities that were vacated will continue to be made until the respective noncancelable terms of the lease expire.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change $	Change %	2005	2004	Change $	Change %
Revenues:
License fees	$19.0	$12.2	$6.8	55.4%	$35.8	$22.7	$13.1	57.6%
Consulting	18.4	13.1	5.3	40.4%	35.3	25.0	10.3	41.0%
Maintenance	32.8	22.5	10.3	45.8%	65.5	43.1	22.4	52.2%
Other	0.8	0.8	0.0	2.1%	1.7	1.2	0.5	46.5%

Total revenues	$71.0	$48.6	$22.4	46.0%	$138.3	$92.0	$46.3	50.4%

Gross profit %:
License fees	66.6%	73.6%			63.2%	74.0%
Consulting	21.0%	25.4%			20.7%	26.3%
Maintenance	78.5%	73.8%			78.8%	73.6%
Other	58.7%	25.6%			57.3%	24.8%

Amortization of intangible assets	$2.8	$1.1	$1.7	150.8%	$5.6	$2.0	$3.6	179.7%
% of total revenues	4.0%	2.3%			4.0%	2.2%
Gross profit	$42.8	$29.1	$13.7	46.7%	$82.6	$55.4	$27.2	49.1%
% of total revenues	60.2%	59.9%			59.7%	60.2%
Sales and marketing	$13.7	$9.9	$3.8	38.0%	$27.8	$19.7	$8.1	41.1%
% of total revenues	19.2%	20.4%			20.1%	21.4%
Software development	$7.0	$5.1	$1.9	39.1%	$14.4	$10.8	$3.6	33.3%
% of total revenues	9.9%	10.4%			10.4%	11.8%
General and administrative	$10.2	$7.2	$3.0	41.9%	$20.4	$12.4	$8.0	64.9%
% of total revenues	14.4%	14.8%			14.8%	13.5%
Provision for doubtful accounts	$0.3	$0.3	$0.0	(3.5)%	$0.6	$0.5	$0.1	28.7%
% of total revenues	0.4%	0.6%			0.5%	0.5%
Stock-based compensation expense	$0.6	$0.7	$(0.1)	(9.6)%	$1.2	$1.3	$(0.1)	(8.6)%
% of total revenues	0.8%	1.3%			0.9%	1.4%
Restructuring charges and other	$—	$0.7	$(0.7)	(100.0)%	$—	$1.9	$(1.9)	(100.0)%
% of total revenues	0.0%	1.4%			0.0%	2.1%
Settlement of claim	$—	$(0.3)	$(0.3)	(100.0)%	$—	$(0.3)	$(0.3)	(100.0)%
% of total revenues	0.0%	0.6%			0.0%	0.3%
Provision (benefit) for income taxes	$(17.6)	$0.3	$(17.9)	(6,494.6)%	$(17.2)	$0.4	$(17.6)	(4,187.9)%
Effective tax rate	(166.7)%	4.7%			(99.4)%	4.4%
Net income	$28.2	$5.6	$22.6	407.9%	$34.5	$9.1	$25.4	280.4%

Other Data
EBITDA (1)	$14.5	$7.5	$7.0	93.5%	$25.1	$12.5	$12.7	101.6%
% of total revenues	20.4%	15.4%			18.2%	13.5%

Other Data

(1)The Company is providing the following non-GAAP financial measures because the Company believes that these figures are helpful in allowing individuals to assess the ongoing financial performance of the business. Therefore, the Company believes that this information is meaningful when considered in connection with the information contained in the GAAP presentation of financial information. EBITDA is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. The Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization. The Company believes it is useful to investors for the same reasons. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($000’s)	2005	2004	2005	2004
Revenue	$71,009	$48,620	$138,347	$91,980
Net Income	28,235	5,559	34,526	9,077
Income taxes	(17,649)	276	(17,210)	421
Net interest income (expense)	29	(148)	57	(327)
Amortization of intangibles	2,927	1,164	5,859	2,085
Depreciation expense	971	649	1,893	1,204

EBITDA	$14,513	$7,500	$25,125	$12,460

EBITDA % of total revenues	20.4%	15.4%	18.2%	13.5%

Revenue

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2005, as compared to the same periods in 2004. This increase is the result of an increase in average selling price of approximately 28% and 22%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004, which is attributable to the Company’s broad-based improvement across all businesses and products, plus the contribution of license revenue from the Scala acquisition in June 2004. For the three and six months ended June 30, 2005, as compared to the same periods in 2004, license revenues from Scala accounted for approximately $4.2 million and $8.7 million, respectively, of the increase in license revenues. The Company expects license fee revenues for the remainder of 2005 to increase in absolute dollars due to increased global distribution channels, expanded suite of Web services and vertical market strength across manufacturing, services, distribution and hospitality.

Consulting revenues increased in absolute dollars for the three and six months ended June 30, 2005, as compared to the same periods in 2004. This increase is due to the acquisition of Scala.

Maintenance revenues increased in absolute dollars for the three and six months ended June 30, 2005, as compared to the same periods in 2004. This increase is due primarily to the acquisition of Scala, which resulted in additional maintenance revenues of $8.5 million and $18.3 million respectively, and to continued high renewal rates experienced by the Company’s customer base, an increase in win backs which is an existing customer whose maintenance had lapsed and has now renewed their maintenance and the strong sales in the fourth quarter 2004, which resulted in amortization of revenue in the first and second quarters of 2005.

Other revenues consist primarily of resale of third-party hardware, sales of business forms and revenues from a Scala service center in Moscow that processes payroll transactions for third parties located in Russia. For the three months ended June 30, 2005 as compared to the same period in 2004, other revenues remained flat. For the six months ended June 30, 2005 as compared to the same period in 2004, other revenues increased $0.5 million due to revenue generated by Scala’s payroll service center in Moscow.

International revenues were $33.4 million and $16.1 million for the three months ended June 30, 2005 and 2004, respectively, representing 47.0% and 33.0%, respectively, of total revenues. International revenues were $64.5 million and $27.5 million for the six months ended June 30, 2005 and 2004 representing 46.6% and 30.0% respectively, of total revenues. The increase in international revenues in absolute dollars for the three and six months ended June 30, 2005, as compared to the same period in 2004, is due primarily to the acquisition of Scala in June 2004, which added $17.9 million and $37.6 million in international revenues respectively and a foreign currency exchange impact of approximately $0.6 million and $1.0 million, respectively. These foreign exchange impacts were primarily the result of the strengthening of the U.S. dollar against the other major currencies. The Company expects that due to the acquisition of Scala, the Company’s international revenues will continue to represent approximately 40% to 50% of total revenues.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March 2005, and the Scala Italy acquisition in April 2005. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended June 30, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $2.8 million and $1.1 million, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $5.6 million and $2.0 million, respectively. The increase in amortization expense for the three and six months ended June 30, 2005, as compared to the same periods in 2004 is due to the additional amortization expense related to the Scala, Strongline, Scala Romania and Scala Italy acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2009 and amortization of the customer base will be complete in 2012.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of acquired intangible assets. For the three months ended June 30, 2005, as compared to the same period in 2004, cost of license fees increased primarily due to an increase in software royalties of $1.5 million on higher license revenues and an increase in amortization costs of $1.7 million, as discussed above. This increase in amortization costs resulted in a decrease in the related gross profit.

For the six months ended June 30, 2005 as compared to the same period in 2004, cost of license fees increased by $7.3 million. The increase is primarily due to an increase of software royalties of $2.0 million, which includes the payment of prior period royalties of $0.3 associated with an acquisition made in 2003, and an increase in amortization costs related to the acquisition of Scala which added $5.4 million. The increase in amortization costs resulted in a decrease in gross profit.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three and six months ended June 30, 2005, as compared to the same period in 2004, primarily due to the acquisition of Scala, which resulted in additional costs of $3.6 million and $7.1 million. In addition, the Company increased headcount by 11% which resulted in additional salaries and related expenses. Overall however, consulting gross profit decreased as a result of decreased utilization rates due to significant training and recruitment efforts of new consultants required to support new product releases.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended June 30, 2005, cost of maintenance revenues increased $1.2 million due to the acquisition of Scala. For the six months ended June 30, 2005, cost of maintenance revenues increased $2.5 million due to the acquisition of Scala. Maintenance gross profit increased for the three and six months ended June 30, 2005, as compared to the same periods in 2004 due primarily to increased maintenance revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three months ended June 30, 2005, as compared to the same period in 2004, is primarily due the acquisition of Scala which added $2.5 million in additional costs. The remaining increase is due to commissions attributable to an increase in license revenue. The increase in absolute dollars for the six months ended June 30, 2005, as compared to the same period in 2004, is primarily due to the acquisition of Scala which added $5.3 million in additional costs. The remaining increase is due to commissions attributable to an increase in license revenue and an increase in salaries and related expenses due to an increase in headcount. Sales and marketing expenses decreased as a percentage of revenue due to the increase in license revenues for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The Company expects sales and marketing expenses to increase due to commission expense increases related to the expectation of increased license revenues for the remainder of 2005.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Historically, the majority of these expenses have been incurred by the Company in North America and Mexico, where the Company operates a development center. Beginning in the third quarter of 2004, the Company incurred software development costs in Russia, where Scala operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and six months ended June 30, 2005 and 2004, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and six months ended June 30, 2005 and 2004 was insignificant.

Software development expenses increased in absolute dollars for the three months ended June 30, 2005, as compared to the same period in 2004, due to additional headcount related expenses from Scala in the amount of $1.7 million. Software development expenses increased in absolute dollars for the six months ended June 30, 2005, as compared to the same period in 2004, due to additional headcount related expenses from Scala in the amount of $3.7 million. In addition, software development expenses decreased as a percentage of revenue due to the increase in license revenues for the three and six months ended June 30, 2005, as compared to the same periods in 2004. Research and development spending increased year over year, as the Company focused on key product development areas. The Company continues to invest in its company owned offshore development organizations in Mexico and Russia. The Company expects software development expenses to remain at or near second quarter levels for the remainder of 2005.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. The increase in absolute dollars for the three months ended June 30, 2005, as compared to the same period in 2004, is primarily due to $3.2 million in additional expense related to the acquisition of Scala in June 2004. The increase in absolute dollars for the six months ended June 30, 2005, as compared to the same period in 2004, is primarily due to $7.5 million in additional expense related to the acquisition of Scala in June 2004, and an increase of $0.5 million of additional professional fees related to the Company’s Sarbanes-Oxley Section 404 requirements. The Company expects general and administrative expenses to remain at or near second quarter levels for the remainder of 2005.

Provision for Doubtful Accounts

The Company’s days sales outstanding (DSO) for the quarters ended March 31, 2005 and June 30, 2005 and quarterly for the year ended December 31, 2004 are set forth in the following tables:

Quarter Ended:	2004
March 31	56
June 30	63
September 30	53
December 31	69

Quarter Ended:	2005
March 31	60
June 30	54

The improvement in the Company’s 2005 quarterly DSO as compared to 2004 is primarily due to improved cash collections. The Company expects DSO to remain between 50 and 60 days for the remainder of the year.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the six months ended June 30, 2005 and 2004 was related to both restricted stock issued as part of the 2001 stock option exchange program and the 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For each of the three month periods ended June 30, 2005 and 2004, stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $0.6 million. For each of the six month periods ended June 30, 2005 and 2004, stock-based compensation expense related to the restricted shares issued to the Company’s CEO was $1.2 million.

Future quarterly stock-based compensation expense to be charged to operations for 2005 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO is as follows:

Quarter Ending	Total Future Compensation Expense
September 30, 2005	591,000
December 31, 2005	591,000

Total future stock compensation expense	$1,182,000

All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of June 30, 2005.

Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. The Company does not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

The Company recorded a provision (benefit) for income taxes of ($17.2) million and $0.4 million for the second quarter of 2005 and 2004, respectively. The tax benefit of ($17.2) million for the six months ended June 30, 2005 is the result of a non-cash income tax benefit related to the release of valuation allowance on U.S. deferred tax assets. The effective income tax rates were (99.4)% and 4.43% for the six months ended June 30, 2005 and June 30, 2004, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards, and lower tax rates in foreign jurisdictions for the six months ended June 30, 2004, and primarily due to the release of valuation allowance for the six months ended June 30, 2005.

The Company had provided a valuation allowance of $92.4 million as of December 31, 2004 on 100% of its net deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. As previously disclosed, the Company has been assessing its valuation allowance related to the deferred tax assets. During the quarter ended June 30, 2005, the Company determined, primarily based on operating income during recent years, and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result the Company released, as a discrete item, the valuation allowance related to estimated U.S. Federal operating losses for 2006 and beyond of $38.2 million reflecting an increase in earnings for a non-cash income tax benefit of $18.6 million. Approximately $19.6 million was credited directly to additional paid-in capital as it related to previously exercised stock options. For the remaining foreign and state deferred tax assets we intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Although the Company has determined that a valuation allowance is no longer required with respect to the Federal deferred tax asset, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of June 30, 2005, the Company would require approximately $115 million in cumulative future operating income to be generated at various times over approximately the next eighteen years to realize our net deferred tax assets. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company’s assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense, lower stockholder’s equity and could have a significant impact on the Company’s earnings in future periods.

Additionally, under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

The Company estimates the tax rates for both the third and fourth quarter of 2005 to be between approximately 8% to 10%, yielding an estimated effective annual rate for the year ending December 31, 2005 of approximately (37)%, after taking into consideration the non-cash tax benefit. Going-forward into 2006 however, the Company will report an effective tax rate closer to the statutory rate as a direct result of its aforementioned second quarter 2005 release of its valuation allowance. The Company does not believe that the effective tax rate for 2006 and beyond is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized. The Company intends to provide further information, including with respect to the pro-forma effective tax rates for 2005 for comparison purposes in the near term.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the three months ended June 30, 2005 (in millions):

Cash and cash equivalents	$55.9
Working capital	2.0
Working capital, excluding deferred revenue	59.3
Net cash provided by operating activities	18.4
Net cash used in investing activities	(5.2)
Net cash used in financing activities	(11.4)
Long-term debt	20.0

As of June 30, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of $55.9 million and unused borrowing capacity of $30 million under its senior revolving credit facility. The Company’s operations provided $18.4 million in cash during the six months ended June 30, 2005. Significant operating cash outlays during the six months ended June 30, 2005 included payment of 2004 bonuses and commissions. As of June 30, 2005, the Company had $4.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings and $0.1 million in cash obligations for lease terminations and other costs related to the 1998 DataWorks merger which is included in other accrued expenses in the accompanying consolidated financial statements. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $59.3 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and range from 21% to 26% of the related revenues.

The Company’s principal investing activities for the six months ended June 30, 2005 included capital expenditures of $1.7 million and $3.5 million related to acquisitions made during the year. The Company anticipates capital spending for the remainder of 2005 to increase due primarily to increased spending on technology for system and network conversion efforts related to the Scala/Epicor integration.

Financing activities for the six months ended June 30, 2005 included payments of $3.1 million to acquire treasury stock as consideration for the Company’s payment of applicable employee withholding taxes on the Company’s CEO Restricted Stock and Stock Option Exchange Program and $10.4 million in net payments on the Company’s long-term debt. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $1.5 million and proceeds from the exercise of employee stock options in the amount of $0.7 million.

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. The Company used funds generated from operations to make discretionary $5 million principal payments on this facility in both January and April 2005.

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of June 30, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. In July of 2005, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance to $15 million.

As of June 30, 2005 the Company had cash and cash equivalents of $55.9 million. In addition, at such date, the Company had a borrowing capacity of $30 million under its senior revolving credit facility. Additionally, for the six months of 2005, the Company had positive cash flows from operations of $18.6 million. The Company expects to generate positive cash flows from operations for the remainder of 2005. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three and six months ended June 30, 2005 of $28.2 million and $34.5 million, respectively. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, Europe, Middle East, North America, and South America. In June of 2004, the Company acquired Scala, which increased the Company’s international operations significantly in Eastern and Central Europe, Russia, and China. Epicor’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues (result of the Scala acquisition) to represent approximately 45% to 50% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to eliminate these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. At June 30, 2005, the Company had no open forward contracts or purchase options.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF Issue No. 03-1 have been delayed pending issuance of additional implementation guidance by the FASB. The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, once issued to have a material impact on the Company’s consolidated results of operations or financial position.

In April 2004, the EITF reached final consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF Issue No. 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF Issue No. 03-6. The Company adopted EITF Issue No. 03-6 for the quarter ended June 30, 2004. The adoption of EITF Issue No. 03-6 did not have a material impact on the Company’s earnings per share calculation.

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

The Company’s quarterly operating results have fluctuated significantly in the past. From the first quarter of 2001 through the second quarter of 2005, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $11.0 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the six months ended June 30, 2005 and all of 2004, 18% and 13%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and apart from historical MANAGE 2000 customers, there is normally no requirement that a customer so renew or that a customer pay new license fees or service fees to the Company following the initial purchase. As a result, if the Company’s existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

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

The Company’s success depends in large part on the continued service of key management personnel that are not subject to employment agreements, including, but not limited to several of the key personnel employed as a result of the Company’s recent acquisition of Scala. In addition, the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. For example, the Company has at times, including during the rise of the Internet companies in the mid to late 1990’s, experienced significant attrition and difficulty in recruiting qualified personnel, particularly in software development and customer support. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel, including those who came to the Company as part of acquisitions, or attract other qualified key personnel in the future. The failure to retain or attract such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the six months ended June 30, 2005 and all of 2004, 45.5% and 41.0%, respectively, of total Company revenues were generated by the Company’s international operations. With the Company’s acquisition of Scala Business Solutions in 2004, the Company expects its total revenues generated by international operations to be approximately 40% to 50%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws

•	Lack of experience in a particular geographic market

•	Different and changing regulatory requirements in various countries and regions

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations

•	Fluctuating exchange rates and currency controls

•	Difficulties in staffing and managing foreign sales and support operations

•	Longer accounts receivable payment cycles

•	Potentially adverse tax consequences, including repatriation of earnings

•	Development and support of localized and translated products

•	Lack of acceptance of localized products or the Company in foreign countries

•	Shortage of skilled personnel required for local operations

•	Perceived health risks (e.g. SARS and avian influenza), natural disasters or terrorist risks which impact a geographic region and business operations therein

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

Moreover, the Company from time to time receives claims from third parties that the Company’s software products infringe upon the intellectual property rights of others. The Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. This risk is potentially heightened by the Company’s recent acquisition of Scala Business solutions, which historically has done business in such diverse international markets as Eastern Europe, Asia and the Middle East. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. The terms of such royalty or license arrangements, if required, may not be favorable to the Company. In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers and distributors to enable them to customize the software to meet their particular requirements or translate or localize the products for resale in foreign countries, as the case may be. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers or distributors will take adequate precautions to protect the Company’s source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which the Company does business or distributes its products do not offer the same level of protection to intellectual property, as do the laws of the United States.

If open source software expands into enterprise software applications, our software license revenues may decline.

Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and typically licensed for use, distribution and modification at a nominal cost or often, free of charge. A notable example of open source software is the Linux operating system, which continues to gain in popularity. To the extent that the open source software models expand and non-commercial companies and software developers create and contribute competitive enterprise software applications to the open source community, we may have adjust our pricing, maintenance and distribution strategies and models, which could adversely affect our revenue and operating margins

Our operating cash flows are subject to fluctuation, primarily related to our ability to timely collect accounts receivable and to achieve anticipated revenues and expenses. Negative fluctuations in operating cash flows may require us to seek additional cash sources to fund our working capital requirements. If additional cash sources are not available to the Company, our operations could be adversely affected.

From January 1, 2001 through June 30, 2005, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.2 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $55.9 million at June 30, 2005. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of June 30, 2005, the Company has borrowed $20 million under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended June 30, 2005, the price of the Company’s common stock ranged from a low of $0.89 to a high of $17.50. For the six months ended June 30, 2005, the stock price ranged from a low of $10.59 to a high of $15.55. As of July 29, 2005, the Company had 53,049,116 shares of Common Stock outstanding as well as 168,158 shares of Series D Preferred Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

When the recently adopted regulations pertaining to accounting treatment for employee stock options take effect, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock. The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of recently enacted accounting standards, which require immediate expense recognition for stock options, effective January 1, 2006, the Company expects to change its current practices by reducing the number of stock options granted to employees and possibly granting of restricted stock as an alternative. Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

If we do not successfully integrate Scala and its operations with Epicor, a process that may be made more difficult due to geographic challenges, our ability to achieve anticipated revenue and related profit, results for the Scala products may be adversely impacted and the business of Epicor may be disrupted and negatively impacted.

The success of our acquisition of Scala will depend in part on the integration of the Scala business into Epicor. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of Epicor. Integration is made more difficult because the operations and primary markets of Epicor are geographically disparate from those of Scala. The challenges involved in integrating Scala with Epicor include:

•	Coordinating its research and development facilities in Moscow, Russia, which are geographically distant from the operations of Epicor’s corporate headquarters in the United States and most of Epicor’s other foreign subsidiaries;

•	Coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	Combining product offerings and technology;

•	Coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations;

•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	Demonstrating to the customers of Scala that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	Preserving distribution, marketing or other important relationships of both Epicor and Scala and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of Epicor and Scala, maintaining employee morale and retaining key employees; and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

The integration of the Scala business into our business, although largely complete, may not realize all of the anticipated benefits of the acquisition to the extent, or in the time frame, anticipated. The failure to fully integrate the business of Scala successfully into Epicor or to realize all of the anticipated benefits of the exchange offer could seriously hinder our plans for product development and business and market expansion.

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

While we are currently evaluating Scala’s internal controls in order to allow management to include Scala’s internal controls in management’s assessment of internal controls over financial reporting, as required by Section 404 as of December 31, 2005 it is possible that we may encounter significant delays implementing these requirements as they relate to Scala. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on the Company’s operations. If we are unable to comply with these requirements as they relate to Scala as of December 31, 2005, we may receive an adverse opinion or disclaimer due to a scope limitation on management’s assessment and/or be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our recent acquisitions, we currently have goodwill of $85.3 million and $43.2 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there are is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we may be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

Foreign currency fluctuations may negatively impact the financial results of the Company.

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, network of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars. In an effort to minimize operation fluctuations due to currency movements, we are attempting to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payable and accounts receivable) to offset the effects of exchange rate changes on inter-company trade balances. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to the other income section of the income statement. The Company will be required to estimate the volume of transactions in various currencies. Our estimates of transaction volume in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses.

In the Company’s on going efforts to reduce foreign currency risk related to cash balances outside the U. S., the Company has recharacterized how it accounts for translation gains and losses on intercompany balances. The Company classifies any intercompany account that is 12 months or less in nature as short term. The Company classifies any intercompany account that is over 12 months in nature and does not anticipate repayment of the intercompany balance as a long term intercompany balance. In addition, the Company has evaluated and capitalized its subsidiaries to obtain the optimal capital structure for its foreign subsidiaries. The Company prefers each subsidiary to be able to obtain credit as a stand alone entity to demonstrate its commitment to local customers around the world.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At June 30, 2005, the Company had $55.9 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $383,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $20 million in variable rate debt outstanding at June 30, 2005. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $224,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company did not have any foreign currency forward or option contracts open as of June 30, 2005. International revenues represented 47.0% and 46.6% of the Company’s total revenues for the three and six months ended June 30, 2005, respectively, and 35.2% and 36.5% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency losses for the three and six month periods ended on June 30, 2005 of $299,000 and $838,000. For the three month period ending June 30, 2005 these transactional losses were primarily due to inter-company revenues and cost of sales and intercompany balances. The fiscal year to date foreign currency transactional losses included exposure from inter-company balances and non functional cash balances. Given a hypothetical increase or decrease in the foreign exchange rate between the USD and significant foreign currencies, the unrealized or realized transaction gain/(loss) would increase or decrease by approximately USD $381,000 as of June 30, 2005 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

Item 4 - Controls and Procedures

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

Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (d)
April 1, 2005 to April 30, 2005	—	—		N/A	N/A
May 1, 2005 to May 31, 2005	—	—		N/A	N/A
June 1, 2005 to June 30, 2005	114,366	$13.20		N/A	N/A

Total	114,366	$13.20	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

All shares of the Company’s common stock purchased under (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of applicable employee withholding taxes.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 19, 2005, the Company held its annual meeting of stockholders. At this meeting 47,647,583 shares of Common Stock were available for voting and 1,681,580 shares of Series D Preferred Stock (on an as-converted basis) were available for voting. Each share of Series D Preferred Stock is convertible into ten (10) shares of Common Stock and is entitled to vote with the holders of Common Stock on an as-converted basis on all matters presented for stockholder approval.

At the meeting, L. George Klaus, Donald R. Dixon, Thomas F. Kelly, Robert H. Smith and Harold D. Copperman were elected as directors of the Company by the Common and Series D Preferred stockholders. All shares of Series D Preferred Stock voted in favor of all of the nominated directors. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

Name	Votes For	Withheld Authority
L. George Klaus	45,983,651	3,345,512
Donald R. Dixon	45,939,715	3,389,448
Thomas F. Kelly	46,396,356	2,932,807
Harold D. Copperman	46,398,897	2,930,266
Robert H. Smith	46,396,510	2,932,653

With respect to the second proposal to approve the Company’s 2005 Stock Incentive Plan, 32,026,917 shares of Common Stock and all shares of Series D Preferred Stock (on an as-converted basis) voted in favor of this proposal, 6,440,769 shares of Common Stock voted against, and 950,429 shares of Common Stock abstained from voting.

With respect to the proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ended December 31, 2005, 48,060,209 shares of Common Stock and all shares of Series D Preferred Stock (on an as-converted basis) voted in favor of this proposal, 1,252,077 shares of Common Stock voted against, and 16,877 shares of Common Stock abstained from voting.

Item 6 - Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: August 9, 2005	/s/ Michael A. Piraino
Michael A. Piraino
Executive Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	June 30, 1997
2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997
2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998
2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004
3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996
3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996
3.4	Amended and Restated Bylaws of the Company, as currently in effect.
3.6	Specimen Certificate of Common Stock.	S-1	33-51566
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994
3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995
3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003
10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005
10.87	2005 Stock Incentive Plan	S-8	333-127163	August 3, 2005
10.88	Deferred Compensation Plan	S-8	333-127163	August 3, 2005
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X