Form 10-Q
period 2005-09-30
EPICOR SOFTWARE CORP
filed 2005-11-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 3, 2005, there were 54,702,736 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$46,204	$53,711
Short-term investments	10,176	—
Accounts receivable, net of allowance for doubtful accounts of $6,166 and $6,603 as of 2005 and 2004, respectively	44,652	55,296
Deferred income taxes	2,397	—
Prepaid expenses and other current assets	7,026	6,719

Total current assets	110,455	115,726
Property and equipment, net	7,078	7,045
Deferred income taxes	35,803	—
Intangible assets, net	40,245	45,080
Goodwill	87,048	83,492
Other assets	4,247	4,406

Total assets	$284,876	$255,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,192	$10,437
Accrued compensation and payroll taxes	18,082	21,404
Other accrued expenses	21,052	26,372
Current portion of long-term debt	228	352
Current portion of accrued restructuring costs	2,630	3,287
Deferred revenue	53,906	60,212

Total current liabilities	104,090	122,064

Long-term debt, less current portion	14,801	30,264
Accrued restructuring costs, less current portion	1,669	2,462

Total long-term liabilities	16,470	32,726

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock	—	3,046
Common stock	55	53
Additional paid-in capital	336,138	308,264
Less: treasury stock at cost	(9,063)	(4,431)
Less: unamortized stock compensation expense	(2,365)	(2,379)
Accumulated other comprehensive loss	(1,186)	(818)
Accumulated deficit	(159,263)	(202,776)

Net stockholders’ equity	164,316	100,959

Total liabilities and stockholders’ equity	$284,876	$255,749

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License fees	$18,271	$15,295	$54,037	$37,990
Consulting	18,147	15,814	53,429	40,838
Maintenance	32,849	30,104	98,399	73,171
Other	868	967	2,617	2,161

Total revenues	70,135	62,180	208,482	154,160
Cost of revenues	25,140	22,111	75,293	56,705
Amortization of intangible assets	2,850	2,655	8,444	4,655

Total cost of revenues	27,990	24,766	83,737	61,360

Gross profit	42,145	37,414	124,745	92,800

Operating expenses:
Sales and marketing	14,102	12,495	41,865	32,171
Software development	6,948	7,262	21,373	18,080
General and administrative	10,282	10,551	30,692	22,931
Provision for doubtful accounts	408	115	1,050	613
Stock based compensation expense	692	654	1,889	1,964
Restructuring charges and other	—	—	—	1,901
Settlement of claim	—	—	—	(284)

Total operating expenses	32,432	31,077	96,869	77,376

Income from operations	9,713	6,337	27,876	15,424
Other income (expense), net	8	324	(749)	769

Income before income taxes	9,721	6,661	27,127	16,193
Provision (benefit) for income taxes	736	334	(16,474)	755
Minority interest in income (loss) of consolidated subsidiary	(2)	36	88	65

Net income	$8,987	$6,291	$43,513	$15,373

Other comprehensive income:
Net income	$8,987	$6,291	$43,513	$15,373
Unrealized foreign currency translation adjustments	(953)	(64)	(368)	(666)

Comprehensive income	$8,034	$6,227	$43,145	$14,707

Net income per share:
Basic	$0.16	$0.12	$0.80	$0.31
Diluted	$0.16	$0.11	$0.77	$0.29
Weighted average common shares outstanding:
Basic	54,938	52,892	54,469	49,856
Diluted	56,500	56,227	56,572	53,574

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$43,513	$15,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,534	6,906
Stock-based compensation expense	1,889	1,964
Provision for doubtful accounts	1,050	613
Restructuring charges and other	—	1,901
Deferred income taxes	(18,613)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,745	(265)
Prepaid expenses and other current assets	(280)	5,440
Other assets	136	(281)
Accounts payable	(2,834)	1,795
Accrued expenses	(10,160)	(8,375)
Accrued restructuring costs	(1,328)	(5,270)
Deferred revenue	(5,666)	(1,262)

Net cash provided by operating activities	27,986	18,539

Investing activities
Purchases of property and equipment	(2,615)	(3,692)
Purchase of short-term investments	(10,176)	—
Increase in restricted cash	—	(62)
Cash paid for acquisitions, net of cash acquired	(5,224)	(35,447)

Net cash used in investing activities	(18,015)	(39,201)

Financing activities
Proceeds from exercise of stock options	2,041	1,580
Proceeds from employee stock purchase plan	1,326	1,085
Proceeds from long-term debt	25,018	30,000
Purchase of treasury stock	(4,633)	(2,720)
Cost to register shares issues for Scala acquisition	—	(679)
Principal payments on long-term debt	(40,604)	—

Net cash (used in) provided by financing activities	(16,852)	29,266

Effect of exchange rate changes on cash	626	(854)

Net increase (decrease) in cash and cash equivalents	(7,507)	7,750
Cash and cash equivalents at beginning of period	53,711	38,881

Cash and cash equivalents at end of period	$46,204	$46,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$780	$275

Income taxes	$1,989	$328

NON CASH ACTIVITIES:

Purchases of property and equipment not paid during the period	$27	$—
Issuance of shares for Scala acquisition	—	46,012

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

The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

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

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$8,987	$6,291	$43,513	$15,373
Stock-based employee compensation expense under fair value based method for all awards – net of tax	(634)	(825)	(1,910)	(1,975)

Net income – pro forma	$8,353	$5,466	$41,603	$13,398

Net income per share as reported:
Basic	$0.16	$0.12	$0.80	$0.31
Diluted	$0.16	$0.11	$0.77	$0.29
Net income per share – pro forma:
Basic	$0.15	$0.10	$0.76	$0.27
Diluted	$0.15	$0.10	$0.74	$0.25

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

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	4.0	0.5	4.3	0.5	4.0	0.5	4.3	0.5
Risk-free interest rate	4.2%	3.7%	2.8%	1.9%	3.7%	3.7%	2.8%	1.9%
Volatility	40.3%	40.3%	59.0%	61.2%	44.7%	40.3%	61.2%	61.2%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

For options granted during the three month periods ended September 30, 2005 and 2004, the weighted average fair value at the date of grant was $4.92 and $5.12, per option, respectively. For options granted during the nine month periods ended September 30, 2005 and 2004, the weighted average fair value at date of grant was $4.85 and $6.08, per option, respectively. The weighted average fair value at date of grant for stock purchase plan shares during the three and nine month periods ended September 30, 2005 and 2004 was $3.92 and $4.01, per share, respectively.

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104;

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables;” and

•	Statement of Position (SOP) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

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

The Company has recorded unbilled consulting revenues totaling $1,510,000 and $885,000 at September 30, 2005 and December 31, 2004, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

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

Note 4. Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and the weighted average common equivalent of convertible preferred stock outstanding for the period, excluding shares of unvested restricted stock. The convertible preferred stock is included because the holders of the convertible preferred stock participate in any dividends paid on the Company’s common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. For the quarter ended September 30, 2004, the Company adopted EITF Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” and such adoption had no impact on the Company’s earnings per share calculation.

For the three months ended September 30, 2005 and 2004, options to purchase 520,000 and 769,000 shares of common stock with a weighted average price of $15.10 and $12.80, respectively, were anti-dilutive and for the nine months ended September 30, 2005 and 2004, options to purchase 524,000 and 107,000 shares of common stock with a weighted average price of $15.09 and $14.32, respectively, were anti-dilutive because the exercise prices of the options were greater than the average fair market value of the Company’s common stock for the periods then ended and were, therefore, excluded from shares used in computing diluted net income per share.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$8,987	$6,291	$43,513	$15,373

Basic:
Weighted average common shares outstanding	54,925	50,867	53,931	48,124
Weighted average common equivalent of convertible preferred stock	622	3,617	1,324	3,617
Weighted average common shares of unvested restricted stock	(609)	(1,592)	(786)	(1,885)

Shares used in the computation of basic net income per share	54,938	52,892	54,469	49,856

Net income per share - basic	$0.16	$0.12	$0.80	$0.31

Diluted:
Weighted average common shares outstanding	54,938	52,892	54,469	49,856
Stock options	1,347	2,265	1,689	2,355
Unvested restricted stock	215	1,070	414	1,363

Shares used in the computation of diluted net income per share	56,500	56,227	56,572	53,574

Net income per share - diluted	$0.16	$0.11	$0.77	$0.29

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

In April 2004, the EITF reached final consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF Issue No. 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF Issue No. 03-6. The Company adopted EITF Issue No. 03-6 for the quarter ended September 30, 2004. The adoption of EITF Issue No. 03-6 did not have a material impact on the Company’s earnings per share calculation.

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated entirely to Scala Italy’s intangible assets acquired based on their estimated fair values as of April 5, 2005 as no tangible assets or liabilities were assumed. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of September 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to Scala Romania’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2005. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of September 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$1,561
Transaction costs	67

Total purchase price	$1,628

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable, net	426
Property and equipment, net	79
Prepaid and other assets	118
Customer base	1,321
Covenant not to compete	44
Assumed liabilities	(707)

Net assets acquired	$1,628

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

Cash	$3,074
Future payments	2,291
Transaction costs	106

Total purchase price	$5,471

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	881
Assumed liabilities	(1,395)

Net assets acquired	$5,471

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by Epicor. Therefore, as of this date the Company became the legal owner of all outstanding Scala shares.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from the remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted Epicor’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by Epicor or Scala to tender their shares to Epicor in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the consignment as referred to below. On August 9, 2005, pursuant to the order of the Amsterdam Court of Appeal, the Company deposited EUR 1,571,409.90 into a consignment account of the Ministry of Finance (Afdeling Consignatie) in order to fund the consignation upon which Epicor became the legal owner of the Scala ordinary shares. The admitted institutions (the banks through which the remaining individual shareholders hold their shares) have been requested by Euroclear to transfer the shares via the giro clearing system as maintained by NECIFEF (Nederlands Centraal Instituut voor Giraal Effectenverkeer) to the account established for this consignment purpose for payment of the corresponding amount out of the consignment account by the Ministry of Finance. Subsequently, upon such transfer of shares, the admitted institutions are expected to pay out such amounts to their clients (i.e. the former Scala shareholders). The Company expects this process to be completed by December 31, 2005.

The total purchase price of Scala as of September 30, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares, as described above, is summarized as follows (in thousands). The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was largely completed as of September 30, 2005.

The Company expects that it may incur expenses of no more than $50,000 related to the buy-out of the remaining outstanding Scala shares. The Company has evaluated Scala’s pre-acquisition tax contingencies. At June 30, 2005, it was determined that a probable additional liability exists for these matters and an accrual was recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statements of income from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% through August 9, 2005, representing the amounts allocable to Scala shares that have not been tendered.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	74,503
Accounts payable and accrued expenses	(21,613)
Accrued restructuring	(6,248)
Deferred revenue	(15,896)

Net assets acquired	$95,750

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

	Three Months ended September 30,	Nine Months ended September 30,
	2004	2004
Total revenues	$65,167	$127,466
Net income (loss)	(880)	165
Net income (loss) per share:
Basic	(0.02)	0.00
Diluted	(0.01)	0.00

Note 7. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2004 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the nine months ended September 30, 2005 (in thousands):

Balance as of December 31, 2004	$83,492
Strongline goodwill	881
Additional Scala goodwill	2,259
Scala Italy goodwill	450
Foreign currency translation	(34)

Balance as of September 30, 2005	$87,048

The Strongline goodwill is the result of the Company recording a working capital adjustment and management completing its analysis during the first quarter of 2005 of the fair value of the assets acquired and the liabilities assumed. The additional Scala goodwill is the result of additional transaction costs incurred during the first nine months of 2005, the buy-out of the remaining outstanding shares and a liability for pre-acquisition tax contingencies (Note 6).

The Company added or allocated the following intangible assets as a result of acquisitions completed in the first three quarters of 2005 and the Strongline adjustment and reallocation as discussed above (in thousands):

	Strongline	Scala Romania	Scala Italy	Other	Foreign Currency Translation	Total	Weighted Average Amortization Period
Acquired technology	$500	$—	$213	$—	$—	$713	5 years
Customer base	(758)	1,321	770	1,205	(96)	2,442	7 years
Trademark	100	—	—	—	—	100	5 years
Covenant not to compete	680	44	20	9	(3)	750	2 years

Total	$522	$1,365	$1,003	$1,214	$(99)	$4,005

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of September 30, 2005, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$50,701	$29,169	$21,532	$49,988	$24,439	$25,549
Customer base	22,992	10,591	12,401	20,550	8,295	12,255
Trademark	7,390	2,181	5,209	7,290	1,071	6,219
Third party funded development agreement	950	488	462	950	203	747
Covenant not to compete	1,300	659	641	550	240	310

Total	$83,333	$43,088	$40,245	$79,328	$34,248	$45,080

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended September 30, 2005 and 2004 was $2,850,000 and $2,655,000, respectively, and for the nine months ended September 30, 2005 and 2004 was $8,444,000 and $4,655,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended September 30, 2005 and 2004 was $131,000 and $43,000, respectively, and for the nine months ended September 30, 2005 and 2004 was $396,000 and $128,000, respectively. Estimated amortization expense for the remainder of 2005, 2006, 2007, 2008, 2009 and thereafter is approximately $2,989,000, $10,605,000, $9,751,000, $8,709,000, $4,751,000 and $3,440,000, respectively.

Note 8. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	$1,699	$4,050	$—	$5,749
Cash payments	(929)	(521)	—	(1,450)

Balance at September 30, 2005	$770	$3,529	$—	$4,299
Less current portion	(770)	(1,860)	—	(2,630)

Total long-term restructuring reserve	$—	$1,669	$—	$1,669

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of September 30, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. The remaining balance of severance costs of $770,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At September 30, 2005, the balance of the ROI accrued restructuring is $25,000 representing facilities costs related to the closing of certain ROI offices.

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

Note 9. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	September 30, 2005	December 31, 2004
Deferred license fees	$879	$1,116
Deferred maintenance	48,109	52,819
Deferred consulting	4,918	6,277

Total	$53,906	$60,212

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

Note 10. Credit Facility

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. The Company used funds generated from operations to make discretionary $5 million principal payments on the credit facility in January, April and July 2005. As of September 30, 2005 the credit facility had an outstanding balance of $14.7 million. This outstanding balance was based on multiple currency borrowings as part of the Company’s on going hedging strategy. From time to time the Company may borrow in foreign currencies to hedge its currency risks around the world.

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of September 30, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. In October of 2005, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance to $10 million.

Note 11. Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets.

The Company recorded a provision for income taxes of $736,000 and $334,000 for the third quarter of 2005 and 2004, respectively. The effective income tax rates were (60.9)% and 4.68% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards, and lower tax rates in foreign jurisdictions for the nine months ended September 30, 2004, and, for the nine months ended September 30, 2005, primarily due to the non-cash income tax benefit from the release of valuation allowance.

The Company had provided a valuation allowance of $92.4 million as of December 31, 2004 on 100 % of its net deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. As previously disclosed, the Company has been assessing its valuation allowance related to the deferred tax assets. As a result, in the second quarter 2005, the Company released, as a discrete item, the valuation allowance related to estimated U.S. Federal operating losses for 2006 and beyond of $38.2 million reflecting an increase in GAAP earnings for a non-cash income tax benefit of $18.6 million. Approximately $19.6 million was credited directly to additional paid-in capital as it related to previously exercised stock options. For the remaining foreign and state deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

The Company estimates the tax rate for the fourth quarter of 2005 to be approximately 7.9%, yielding an estimated effective annual rate for the year ending December 31, 2005 of approximately (38.3) %, after taking into consideration the non-cash tax benefit. Going-forward into 2006 however, the Company will report an effective tax rate closer to the statutory rate as a direct result of its aforementioned second quarter 2005 release of its valuation allowance. The Company does not believe that the effective tax rate for 2006 and beyond is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized.

Note 12. Issuance of Preferred Stock

On February 13, 2003, the Company completed a private placement of 300,000 shares of newly created Series D preferred stock resulting in gross proceeds to the Company of $5,730,000. The Company sold the shares, each of which were convertible into 10 shares of the Company’s common stock, to investment funds affiliated with Trident

Capital (Trident), a venture capital firm, pursuant to a Series D Preferred Stock Purchase Agreement, dated as of February 11, 2003, between the Company and Trident. The price of the Series D preferred stock was determined to be $19.10, reflecting the Company’s common stock closing price of $1.91 on February 10, 2003, the day preceding the purchase agreement.

The Company’s Series D preferred stock was convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. On November 12, 2004, 131,842 Series D shares were converted to 1,318,420 common stock shares. On August 3, 2005, 168,158 Series D shares were converted to 1,681,580 common stock shares. Following this conversion, the Company has no outstanding preferred stock.

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

Note 13. Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $591,000 and $591,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,773,000 and $1,773,000 for the nine months ended September 30, 2005 and 2004, respectively, based on a three year vesting period.

On July 19, 2005, the compensation committee of the board of directors granted to the Company’s newly promoted President/Chief Operating Officer (COO), Executive Vice President/Chief Financial Officer (CFO) and Chief Marketing Officer (CMO) the right to receive 80,000, 40,000 and 20,000 shares, respectively, of restricted company stock, respectively. The lapsing right of repurchase on such shares in favor of the Company lapses 25% of the shares on the first anniversary of the grant with the remainder lapsing quarterly over the next three years such that the share restrictions are entirely lapsed four years after the grant. The stock was issued to each individual at a price paid of par value ($0.001) per share for each share of restricted stock and were issued under the Company’s 1999 Nonstatutory Stock Option Plan. Based on the market value of the Company’s stock on the date of grant, the Company recorded stock compensation expense of $101,000 for the three months ended September 30, 2005.

Future quarterly stock-based compensation expense to be charged to operations for restricted stock grants for the remainder of 2005, 2006, 2007, 2008 and 2009 is as follows:

Quarter Ending	Compensation Expense
December 31, 2005	$702,000
March 31, 2006	117,000
June 30, 2006	117,000
September 30, 2006	117,000
December 31, 2006	117,000
March 31, 2007	117,000
June 30, 2007	117,000
September 30, 2007	117,000
December 31, 2007	117,000
March 31, 2008	117,000
June 30, 2008	117,000
September 30, 2008	117,000
December 31, 2008	117,000
March 31, 2009	117,000
June 30, 2009	117,000
September 30, 2009	25,000

Total future stock-based compensation expense	$2,365,000

Note 14. Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vested over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. All restricted shares issued in the stock option exchange program were fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of September 30, 2005. For the three months ended September 30, 2005 and 2004, the Company recorded compensation expense of $0 and $63,000, respectively, related to this restricted stock. For the nine months ended September 30, 2005 and 2004, the Company recorded compensation expense of $15,000 and $191,000, respectively, related to this restricted stock.

The breakdown of the total stock-based compensation charge for both the stock option exchange program and the issuance of restricted shares to the Company’s CEO, CFO, COO and CMO (Note 13) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Cost of revenues	$—	$17,000	$4,000	$62,000
Sales and marketing	—	19,000	4,000	46,000
Software development	—	2,000	1,000	7,000
General and administrative	692,000	616,000	1,880,000	1,849,000

Total stock-based compensation expense	$692,000	$654,000	$1,889,000	$1,964,000

Note 15. Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 (Note 14) and the issuance of restricted shares to the Company’s CEO (Note 13). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of September 30, 2005, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during the first and second quarters of 2005:

Vesting Date	Shares acquired	Value of Shares
January 26, 2005	10,066	$141,000
March 31, 2005	114,366	$1,494,000
June 30, 2005	114,366	$1,509,000
September 30, 2005	114,367	$1,487,000

Note 16. Deferred Compensation Plan

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. payroll executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At September 30, 2005, the Company has $0.5 million deferred compensation included in accrued expenses in the accompanying consolidated balance sheet.

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

Operating segment data for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Three months ended September 30, 2005:
Revenues	$18,271	$18,147	$32,849	$868	$70,135
Cost of revenues	6,271	14,631	6,636	452	27,990

Gross profit	$12,000	$3,516	$26,213	$416	$42,145

Three months ended September 30, 2004:
Revenues	$15,295	$15,814	$30,104	$967	$62,180
Cost of revenues	5,691	11,427	7,214	434	24,766

Gross profit	$9,604	$4,387	$22,890	$533	$37,414

Nine months ended September 30, 2005:
Revenues	$54,037	$53,429	$98,399	$2,617	$208,482
Cost of revenues	19,430	42,597	20,510	1,200	83,737

Gross profit	$34,607	$10,832	$77,889	$1,417	$124,745

Nine months ended September 30, 2004:
Revenues	$37,990	$40,838	$73,171	$2,161	$154,160
Cost of revenues	11,580	29,867	18,580	1,333	61,360

Gross profit	$26,410	$10,971	$54,591	$828	$92,800

The following schedule presents the Company’s operations by geographic area for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	North America	Europe	Australia and New Zealand	Asia	Other	Consolidated
	(1)	(2)
Three Months Ended September 30, 2005:
Revenues	$41,130	$21,366	$2,294	$4,680	$665	$70,135
Identifiable assets	115,004	150,140	5,586	12,048	2,098	284,876
Three Months Ended September 30, 2004:
Revenues	$33,732	$19,500	$1,653	$2,966	$4,329	$62,180
Identifiable assets	66,639	139,124	5,945	7,843	8,973	228,524
Nine Months Ended September, 2005:
Revenues	$120,177	$66,245	$6,952	$13,383	$1,725	$208,482
Identifiable assets	115,004	150,140	5,586	12,048	2,098	284,876
Nine Months Ended September 30, 2004:
Revenues	$101,919	$37,012	$5,062	$4,486	$5,681	$154,160
Identifiable assets	66,639	139,124	5,945	7,843	8,973	228,524

(1)	Principally represents United States and Canada.

(2)	Principally represents United Kingdom and Netherlands.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2005 is not considered significant to the Company’s financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues, (ii) the impact of new accounting pronouncements, (iii) sales and marketing expenses, software development expenses and general and administrative expenses, (iv) fourth quarter tax rate, (v) the Company’s capital spending, (vi) the Company’s future cash flow from operations, (vii) sufficient sources of financing to continue operations for next twelve months, (viii) the effect of current legal proceedings, (ix) future cash tax payments and net operating loss carryforwards, (x) the future use of forward or other hedging contracts, (xi) the future impact of Platsoft’s technical resources on the Company, (xii) future levels of international revenues and (xiii) future investments in product development. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 43 to 51. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at September 30, 2005. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March of 2005, and the Scala Italy acquisition in April 2005 and represent acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

During the quarter ended September 30, 2005, the Company determined, primarily based on operating income during recent years, and anticipated operating income and cash flows for future periods that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released, as a discrete item, the valuation allowance related to U.S. Federal operating losses resulting in an increase in GAAP earnings for the non-cash income tax benefit, and a credit to additional paid-in capital as it related to previously exercised stock options. For the remaining foreign and state deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company estimates the tax rate for the fourth quarter of 2005 to be approximately 7.9%, yielding an estimated effective annual rate for the year ending December 31, 2005 of approximately (38.3) %, after taking into consideration the non-cash tax benefit. Going-forward into 2006 however, the Company will report an effective tax rate closer to the statutory rate as a direct result of its aforementioned second quarter 2005 release of its valuation allowance. The Company does not believe that the effective tax rate for 2006 and beyond is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized.

The remaining valuation allowance will continue to be evaluated over future quarters. If the Company continues to generate profits and ultimately determine that it is more likely than not that all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated all together, thereby resulting in a temporary decrease to the Company’s effective tax rate, and in certain circumstances adjustments to additional paid-in capital and goodwill.

Although the Company has determined that a valuation allowance is no longer required with respect to the federal deferred tax asset, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of September 30, 2005, the Company would require approximately $115 million in cumulative future operating income to be generated at various times over approximately the next eighteen years to realize our net deferred tax assets. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the Company’s operating income targets may change it’s assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

Short-term investments

The Company considers all liquid interest-earning investments with a maturity of more than three months at the date of purchase to be short-term investments. Short-term investments generally mature between three months and twelve months from the purchase date based on the Company’s cash management policy. All short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses are not material.

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated entirely to Scala Italy’s intangible assets acquired based on their estimated fair values as of April 5, 2005 as no tangible assets or liabilities were assumed. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of September 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to Scala Romania’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2005. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. These fair value assessments are preliminary as of September 30, 2005 and are subject to change as management completes its analysis of the fair value of assets acquired and liabilities assumed. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash	$1,561
Transaction costs	67

Total purchase price	$1,628

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable, net	426
Property and equipment, net	79
Prepaid and other assets	118
Customer base	1,321
Covenant not to compete	44
Assumed liabilities	(707)

Net assets acquired	$1,628

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

Cash	$3,074
Future payments	2,291
Transaction costs	106

Total purchase price	$5,471

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable, net	872
Property and equipment, net	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	881
Assumed liabilities	(1,395)

Net assets acquired	$5,471

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by Epicor. Therefore, as of this date the Company became the legal owner of all outstanding Scala shares.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from the remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted Epicor’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by Epicor or Scala to tender their shares to Epicor in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26,

2005 Court ruling until the consignment as referred to below. On August 9, 2005, pursuant to the order of the Amsterdam Court of Appeal, the Company deposited EUR 1,571,409.90 into a consignment account of the Ministry of Finance (Afdeling Consignatie) in order to fund the consignation upon which Epicor became the legal owner of the Scala ordinary shares. The admitted institutions (the banks through which the remaining individual shareholders hold their shares) have been requested by Euroclear to transfer the shares via the giro clearing system as maintained by NECIFEF (Nederlands Centraal Instituut voor Giraal Effectenverkeer) to the account established for this consignment purpose for payment of the corresponding amount out of the consignment account by the Ministry of Finance. Subsequently, upon such transfer of shares, the admitted institutions are expected to pay out such amounts to their clients (i.e. the former Scala shareholders). The Company expects this process to be completed by December 31, 2005.

The total purchase price of Scala as of September 30, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares, as described above, is summarized as follows (in thousands). The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

Epicor used working capital and funds available under a Credit Agreement (Note 10) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was largely completed as of September 30, 2005.

The Company expects that it may incur expenses of no more than $50,000 related to the buy-out of the remaining outstanding Scala shares. The Company has evaluated Scala’s pre-acquisition tax contingencies. At June 30, 2005, it was determined that a probable additional liability exists for these matters and an accrual was recorded as an adjustment to goodwill.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of Scala’s operations are included in the accompanying consolidated statements of income from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% through August 9, 2005, representing the amounts allocable to Scala shares that have not been tendered.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable, net	8,443
Property and equipment, net	1,406
Prepaid and other assets	6,081

Total tangible assets acquired	29,404
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	74,503
Accounts payable and accrued expenses	(21,613)
Accrued restructuring	(6,248)
Deferred revenue	(15,896)

Net assets acquired	$95,750

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

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairment	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	$1,699	$4,050	$—	$5,749
Cash payments	(929)	(521)	—	(1,450)

Balance at September 30, 2005	$770	$3,529	$—	$4,299
Less current portion	(770)	(1,860)	—	(2,630)

Total long-term restructuring reserve	$—	$1,669	$—	$1,669

2004 Restructuring Charges and Other

For the year ending December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of September 30, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 6), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. The remaining balance of severance costs of $770,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At September 30, 2005, the balance of the ROI accrued restructuring is $25,000 representing facilities costs related to the closing of certain ROI offices.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change $	Change %	2005	2004	Change $	Change %
Revenues:
License fees	$18.3	$15.3	$3.0	19.5%	$54.0	$38.0	$16.0	42.2%
Consulting	18.1	15.8	2.3	14.8%	53.5	40.8	12.7	30.8%
Maintenance	32.8	30.1	2.7	9.1%	98.4	73.2	25.2	34.5%
Other	0.9	1.0	(0.1)	(10.2)%	2.6	2.2	0.4	21.1%

Total revenues	$70.1	$62.2	$7.9	12.8%	$208.5	$154.2	$54.3	35.2%
Gross profit %:
License fees	65.7%	62.8%			64.0%	69.5%
Consulting	19.4%	27.7%			20.3%	26.9%
Maintenance	79.8%	76.0%			79.2%	74.6%
Other	47.9%	55.1%			54.2%	38.3%
Amortization of intangible assets	$2.9	$2.7	$0.2	7.3%	$8.4	$4.7	$3.7	81.4%
% of total revenues	4.1%	4.3%			4.1%	3.0%
Gross profit	$42.1	$37.4	$4.7	12.6%	$124.7	$92.8	$31.9	34.4%
% of total revenues	60.1%	60.2%			59.8%	60.2%
Sales and marketing	$14.1	$12.5	$1.6	12.9%	$41.9	$32.2	$9.7	30.1%
% of total revenues	20.1%	20.1%			20.1%	20.9%
Software development	$6.9	$7.3	$(0.4)	(4.3)%	$21.4	$18.1	$3.3	18.2%
% of total revenues	9.9%	11.7%			10.3%	11.7%
General and administrative	$10.3	$10.6	$(0.3)	(2.5)%	$30.7	$22.9	$7.8	33.8%
% of total revenues	14.7%	17.0%			14.7%	14.9%
Provision for doubtful accounts	$0.4	$0.1	$0.3	254.8%	$1.1	$0.6	$0.5	71.3%
% of total revenues	0.6%	0.2%			0.5%	0.4%
Stock-based compensation expense	$0.7	$0.7	$0.0	0.0%	$1.9	$2.0	$(0.1)	(3.8)%
% of total revenues	1.0%	1.1%			0.9%	1.3%
Restructuring charges and other	$—	$—	$0.0	0.0%	$—	$1.9	$(1.9)	(100.0)%
% of total revenues	0.0%	0.0%			0.0%	1.2%
Settlement of claim	$—	$—	$0.0	0.0%	$—	$(0.3)	$(0.3)	(100.0)%
% of total revenues	0.0%	0.0%			0.0%	0.2%
Provision (benefit) for income taxes	$0.7	$0.3	$0.4	120.4%	$(16.5)	$0.8	$(17.3)	(2,282.0)%
Effective tax rate	7.6%	5.0%			(60.9)%	4.7%
Net income	$9.0	$6.3	$2.7	42.9%	$43.5	$15.4	$28.1	183.0%
Other Data
EBITDA (1)	$13.8	$10.2	$3.6	35.7	$38.8	$23.3	$15.5	66.7%
% of total revenues	19.6%	16.3%			18.6%	15.1%

Other Data

(1) The Company is providing the following non-GAAP financial measures because the Company believes that these figures are helpful in allowing individuals to assess the ongoing financial performance of the business. Therefore, the Company believes that this information is meaningful when considered in connection with the information contained in the GAAP presentation of financial information. EBITDA is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (GAAP), and it may not be comparable to similarly titled measures reported by other companies. The Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization. The Company believes it is useful to investors for the same reasons. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($000’s)	2005	2004	2005	2004
Revenue	$70,135	$62,180	$208,482	$154,160
Net Income	8,987	6,291	43,513	15,373
Income taxes	736	334	(16,474)	755
Net interest income (expense)	92	(91)	35	236
Amortization of intangibles	2,981	2,698	8,840	4,783
Depreciation expense	980	919	2,873	2,123

EBITDA	$13,776	$10,151	$38,787	$23,270

EBITDA % of revenues	19.6%	16.3%	18.6%	15.1%

Revenue

License fee revenues increased in both absolute dollars and as a percentage of total revenues for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. This increase is the result of an increase in the average selling price of approximately 22% for both the three and nine months ended September 30, 2005, as compared to the same periods in 2004, which is attributable to the Company selling to larger mid market companies resulting in higher sales per contract and the contribution of license revenue from the Scala acquisition in June 2004. For the nine months ended September 30, 2005, as compared to the same period in 2004, license revenues from Scala accounted for approximately $8.7 million of the increase in license revenues. The Company expects license fee revenues for the remainder of 2005 to increase in absolute dollars due to increased global distribution channels, expanded suite of Web services and vertical market strength across manufacturing, services, distribution and hospitality. In addition, the fourth quarter is seasonally strongest for the Company due largely to year-end budget spending by companies.

Consulting revenues increased in absolute dollars for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. This increase is due to both the increase in license revenues, which has resulted in increased implementation engagements and the acquisition of Scala. The acquisition of Scala in June of 2004 added approximately $10.1 million of additional consulting revenues included in the nine months ended September 30, 2005.

Maintenance revenues increased in absolute dollars for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The increase year over year is due primarily to the acquisition of Scala, which resulted in additional maintenance revenues of $18.3 million respectively, and to continued high renewal rates experienced by the Company’s customer base, an increase in win backs which is an existing customer whose maintenance had lapsed and has now renewed their maintenance, strong sales in prior quarters, which resulted in amortization of revenue in the subsequent quarters and an increase in maintenance customers.

Other revenues consist primarily of resale of third-party hardware, sales of business forms and revenues from a Scala service center in Moscow that processes payroll transactions for third parties located in Russia. For the three months ended September 30, 2005 as compared to the same period in 2004, other revenues remained flat. For the nine months ended September 30, 2005 as compared to the same period in 2004, other revenues increased $0.4 million due to revenue generated by Scala’s payroll service center in Moscow.

International revenues were $31.2 million and $28.2 million for the three months ended September 30, 2005 and 2004, respectively, representing 44.6% and 45.3%, respectively, of total revenues. International revenues were $95.7 million and $55.7 million for the nine months ended September 30, 2005 and 2004, respectively, representing 45.9% and 36.1% respectively, of total revenues. The increase in international revenues in absolute dollars for the three months ended September 30, 2005 is due primarily to an increase in the average selling price as discussed above. The increase in international revenues in absolute dollars for the nine months ended September 30, 2005, as compared to the same period in 2004, is due primarily to the acquisition of Scala in June 2004, which added $17.9 million and $33.7 million in international revenues and a foreign currency exchange impact of approximately $0.1 million and $1.2 million, respectively. These foreign exchange impacts were primarily the result of the strengthening of the U.S. dollar against the other major currencies. The Company expects that due to the acquisition of Scala, the Company’s international revenues will continue to represent approximately 40% to 50% of total revenues.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March 2005, and the Scala Italy acquisition in April 2005. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended September 30, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $2.8 million and $2.7 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $8.4 million and $4.7 million, respectively. The increase in amortization expense for the three and nine months ended September 30, 2005, as compared to the same periods in 2004 is due to the additional amortization expense related to the Scala, Strongline, Scala Romania and Scala Italy acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2009 and amortization of the customer base will be complete in 2012.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of acquired intangible assets. For the three months ended September 30, 2005, as compared to the same period in 2004, cost of license fees increased slightly primarily due to an increase in software royalties of $0.5 million on higher license revenues and amortization increase of $0.2 million as a result of the 2005 acquisitions.

For the nine months ended September 30, 2005 as compared to the same period in 2004, cost of license fees increased by $7.8 million. The increase is primarily due to an increase of software royalties of $4.3 million, which includes the payment of prior period royalties of $0.3 associated with an acquisition made in 2003, and an increase in amortization costs related to the acquisition of Scala which added $3.6 million. The increase in amortization costs resulted in a decrease in gross profit.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three and nine months ended September 30, 2005, as compared to the same period in 2004, primarily due increased headcount of approximately 30% which resulted in additional salaries and related expenses. Overall however, consulting gross profit increased as a result of increased utilization rates due to increased implementation of projects.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended September 30, 2005, cost of maintenance revenues decreased $0.6 million, due to decreased headcount related expenses as a result of relocating certain activities to our Mexico development center. For the nine months ended September 30, 2005, cost of maintenance revenues increased $1.9 million due primarily to the acquisition of Scala. Maintenance gross profit increased for the three and nine months ended September 30, 2005, as compared to the same periods in 2004 due primarily to increased maintenance revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three months ended September 30, 2005, as compared to the same period in 2004, is primarily due to commissions attributable to an increase in license revenue. The increase in absolute dollars for the nine months ended September 30, 2005, as compared to the same period in 2004, is primarily due to the acquisition of Scala which added $5.3 million in additional costs. The remaining increase is due to commissions attributable to an increase in license revenue and an increase in salaries and related expenses due to an increase in headcount. Sales and marketing expenses remained flat as a percentage of revenue due to the increase in license revenues for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The Company expects sales and marketing expenses to increase due to commission expense increases related to the expectation of increased license revenues for the remainder of 2005.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Historically, the majority of these expenses have been incurred by the Company in North America and Mexico, where the Company operates a development center. Beginning in the third quarter of 2004, the Company incurred software development costs in Russia, where Scala operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and nine months ended September 30, 2005 and 2004, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three and nine months ended September 30, 2005 and 2004 was insignificant.

Software development expenses decreased in absolute dollars for the three months ended September 30, 2005, as compared to the same period in 2004, due to decreased headcount related expenses as a result of relocating certain software development activities to our Mexico development center. Software development expenses increased in absolute dollars for the nine months ended September 30, 2005, as compared to the same period in 2004, due to additional headcount related expenses and royalties from Scala in the amount of $3.7 million. In addition, software development expenses decreased as a percentage of revenue due to the increase in license revenues for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. Research and development spending increased year over year, as the Company focused on key product development areas. The Company continues to invest in its company owned offshore development organizations in Mexico and Russia. The Company expects software development expenses to remain at or near third quarter levels for the remainder of 2005.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses were flat for the three month period ending September 30, 2005 as compared to September 30, 2004. The increase in absolute dollars for the nine months ended September 30, 2005, as compared to the same period in 2004, is primarily due to $7.5 million in additional expense related to the acquisition of Scala in June 2004, and an increase of $0.3 million of additional professional fees related to the Company’s Sarbanes-Oxley Section 404 requirements. The Company expects general and administrative expenses to remain at or near third quarter levels for the remainder of 2005, but expects a reduction in 2006.

Provision for Doubtful Accounts

The Company’s days sales outstanding (DSO) for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and quarterly for the year ended December 31, 2004 are set forth in the following tables:

Quarter Ended:	2004
March 31	57
June 30	64
September 30	54
December 31	71

Quarter Ended:	2005
March 31	60
June 30	55
September 30	59

The improvement in the Company’s 2005 quarterly DSO as compared to 2004 is primarily due to improved cash collections. The Company expects DSO to remain between 50 and 60 days for the remainder of the year.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the nine months ended September 30, 2005 and 2004 was related to restricted stock issued as part of the 2001 stock option exchange program, 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003 and 140,000 shares issued to certain executives in July 2005. For each of the three month periods ended September 30, 2005 and 2004, stock-based compensation expense related to the restricted shares issued was $0.7 million and $0.6 million, respectively. For the nine month periods ended September 30, 2005 and 2004, stock-based compensation expense related to the restricted shares issued to the Company’s executives was $1.9 million and $1.8 million, respectively.

Future quarterly stock-based compensation expense to be charged to operations for 2005, 2006, 2007, 2008 and 2009 for the issuance of the 3,000,000 shares of restricted stock to the Company’s CEO and the 140,000 shares issued to certain executives is as follows:

Quarter Ending	Compensation Expense
December 31, 2005	$702,000
March 31, 2006	117,000
June 30, 2006	117,000
September 30, 2006	117,000
December 31, 2006	117,000
March 31, 2007	117,000
June 30, 2007	117,000
September 30, 2007	117,000
December 31, 2007	117,000
March 31, 2008	117,000
June 30, 2008	117,000
September 30, 2008	117,000
December 31, 2008	117,000
March 31, 2009	117,000
June 30, 2009	117,000
September 30, 2009	25,000

Total future stock-based compensation expense	$2,365,000

All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005 and all compensation expense related to these shares have been recorded as of September 30, 2005.

Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S.

Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets.

The Company recorded a provision (benefit) for income taxes of $0.74 million and $0.75 million for the third quarter of 2005 and 2004, respectively. The effective income tax rates were (60.9)% and 4.68% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to the benefits from the utilization of net operating loss carryforwards, and lower tax rates in foreign jurisdictions for the nine months ended September 30, 2004, and, for the nine months ended September 30, 2005, primarily due to the non-cash income tax benefit from the release of valuation allowance.

The Company had provided a valuation allowance of $92.4 million as of December 31, 2004 on 100 % of its net deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. As previously disclosed, the Company has been assessing its valuation allowance related to the deferred tax assets. As a result, in the second quarter 2005, the Company released, as a discrete item, the valuation allowance related to estimated U.S. Federal operating losses for 2006 and beyond of $38.2 million reflecting an increase in GAAP earnings for a non-cash income tax benefit of $18.6 million. Approximately $19.6 million was credited directly to additional paid-in capital as it related to previously exercised stock options. For the remaining foreign and state deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Although the Company has determined that a valuation allowance is no longer required with respect to the Federal deferred tax asset, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of September 30, 2005, the Company would require approximately $115 million in cumulative future operating income to be generated at various times over approximately the next eighteen years to realize our net deferred tax assets. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company’s assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense, lower stockholder’s equity and could have a significant impact on the Company’s earnings in future periods.

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

The Company is currently under examination in various locations including the Netherlands, United Kingdom, and Hungary. The Company does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.

The Company estimates the tax rate for the fourth quarter of 2005 to be approximately 7.9%, yielding an estimated effective annual rate for the year ending December 31, 2005 of approximately (38.3) %, after taking into consideration the non-cash tax benefit. Going-forward into 2006 however, the Company will report an effective tax rate closer to the statutory rate as a direct result of its aforementioned second quarter 2005 release of its valuation allowance. The Company does not believe that the effective tax rate for 2006 and beyond is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the nine months ended September 30, 2005 (in millions):

Cash and cash equivalents	$46.2
Working capital	6.4
Working capital, excluding deferred revenue	60.3
Net cash provided by operating activities	28.0
Net cash used in investing activities	(18.0)
Net cash used in financing activities	(16.9)
Long-term debt	14.8

As of September 30, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of $46.2 million and unused borrowing capacity of $35 million under its senior revolving credit facility. The Company’s operations provided $28.0 million in cash during the nine months ended September 30, 2005. Significant operating cash outlays during the nine months ended September 30, 2005 included payment of 2004 bonuses and commissions. As of September 30, 2005, the Company had $4.3 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $60.3 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and range from 21% to 26% of the related revenues.

The Company’s principal investing activities for the nine months ended September 30, 2005 included the purchase of short-term investments of $10.2 million, capital expenditures of $2.6 million and $5.2 million related to acquisitions made during the year. The Company anticipates capital spending for the remainder of 2005 to increase due primarily to increased spending on technology for system and network conversion efforts related to the Scala/Epicor integration.

Financing activities for the nine months ended September 30, 2005 included payments of $4.6 million to acquire treasury stock as consideration for the Company’s payment of applicable employee withholding taxes on the Company’s CEO Restricted Stock and Stock Option Exchange Program and $15.6 million in net payments on the Company’s long-term debt. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $1.3 million and proceeds from the exercise of employee stock options in the amount of $2.0 million.

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. The Company used funds generated from operations to make discretionary $5 million principal payments on the credit facility in January, April and July 2005.

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

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. As of September 30, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. In October of 2005, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance to $15 million.

As of September 30, 2005 the Company had cash and cash equivalents of $46.2 million. In addition, at such date, the Company had a borrowing capacity of $35 million under its senior revolving credit facility. Additionally, for the nine months of 2005, the Company had positive cash flows from operations of $28.0 million. The Company expects to generate positive cash flows from operations for the remainder of 2005. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three and nine months ended September 30, 2005 of $9.0 million and $43.5 million, respectively. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, Europe, Middle East, North America, and South America. The Company has significant international operations in Eastern and Central Europe, Russia, and China. Epicor’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating office in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues to represent approximately 45% to 50% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to eliminate these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. As of September 30, 2005, the Company had no open forward contracts or purchase options.

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

In April 2004, the EITF reached final consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF Issue No. 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF Issue No. 03-6. The Company adopted EITF Issue No. 03-6 for the quarter ended September 30, 2004. The adoption of EITF Issue No. 03-6 did not have a material impact on the Company’s earnings per share calculation.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2001 through the third quarter of 2005, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $11.0 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the nine months ended September 30, 2005 and all of 2004, 18% and 13%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the nine months ended September 30, 2005 and all of 2004, 45.9% and 41.0%, respectively, of total Company revenues were generated by the Company’s international operations. With the Company’s acquisition of Scala Business Solutions in 2004, the Company expects its total revenues generated by international operations to be approximately 40% to 50%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

From January 1, 2001 through September 30, 2005, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.2 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $46.2 million at September 30, 2005. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of September 30, 2005, the Company has borrowed $15 million under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended September 30, 2005, the price of the Company’s common stock ranged from a low of $0.89 to a high of $17.50. For the nine months ended September 30, 2005, the stock price ranged from a low of $10.59 to a high of $15.75. As of November 3, 2005, the Company had 54,702,736 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

When the recently adopted regulations pertaining to accounting treatment for employee stock options take effect, the Company’s business practices may be materially altered.

The Company has historically compensated and incentivized its employees, including many of its key personnel and new hires, though the issuance of options to acquire Company common stock. The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of recently enacted accounting standards, which require immediate expense recognition for stock options, effective January 1, 2006, the Company expects to change its current practices by reducing the number of stock options granted to employees and possibly granting restricted stock as an alternative. Such a change could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

If we are not able to continue successfully integrating Scala and its operations with Epicor, a process that may be made more difficult due to geographic challenges, our ability to achieve anticipated revenue and related profit, results for the Scala products may be adversely impacted and the business of Epicor may be disrupted and negatively impacted.

The success of our acquisition of Scala will depend in part on the continued successful integration of the Scala business into Epicor. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of Epicor. Integration is made more difficult because the operations and primary markets of Epicor are geographically disparate from those of Scala. The challenges involved in integrating Scala with Epicor include:

•	Coordinating its research and development facilities in Moscow, Russia, which are geographically distant from the operations of Epicor’s corporate headquarters in the United States and most of Epicor’s other foreign subsidiaries;

•	Coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	Combining product offerings and technology;

•	Coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations;

•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	Continuing to demonstrate to the customers of Scala that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	Preserving distribution, marketing or other important relationships of both Epicor and Scala and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of Epicor and Scala, maintaining employee morale and retaining key employees; and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

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

Improvements to Scala’s internal controls may be required and if these improvements are not completed timely it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 which could have a material adverse impact on our business and financial condition

Although management has completed its assessment of the Company’s internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004 and has concluded that the Company’s controls over financial reporting are effective, in making this assessment, management has excluded the operations of Scala. In doing so, the Company has considered the “Frequently Asked Questions” as set forth by the Office of the Chief Accountant of the Division of Corporate Finance on September 24, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

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

In connection with our recent acquisitions, we currently have goodwill of $87.0 million and $40.2 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there are is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we may be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

Foreign currency fluctuations may negatively impact the financial results of the Company.

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, network of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes on inter-company trade balances. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to the other income section of the income statement. The Company will be required to estimate the volume of sales transactions in various currencies. Our estimates of transaction volumes in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At September 30, 2005, the Company had $46.2 million in cash and cash equivalents. Based on the investment interest rate, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $482,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $15 million in variable rate debt outstanding at September 30, 2005. Based upon these variable rate debt levels, a hypothetical 1% increase in interest rates would increase interest expense by approximately $199,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada and Australia. The Company did not have any foreign currency forward or option contracts open as of September 30, 2005. International revenues represented 44.6% and 45.9% of the Company’s total revenues for the three months and nine months ending on September 30, 2005, respectively 33.8% and 35.1% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency losses for the three and nine month periods ended on September 30, 2005 of $(0.2) million and $(1.0) million. For the three month period ending September 30, 2005 these transactional losses were primarily due to inter-company revenues and cost of sales. The fiscal year to date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain/(loss) would increase or decrease by approximately USD $172,000 as of September 30, 2005 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to disclose by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)	(b)		(c)	(d)
July 1, 2005 to July 31, 2005	—	—		N/A	N/A
August 1, 2005 to August 31, 2005	—	—		N/A	N/A
September 1, 2005 to September 30, 2005	114,367	$13.00		N/A	N/A

Total	114,367	$13.00	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION (Registrant)

Date:	November 9, 2005	/s/ MICHAEL A. PIRAINO
Michael A. Piraino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith

2.1	Agreement and Plan of Reorganization and Merger dated as of September 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	September 30, 1997

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005

10.87	2005 Stock Incentive Plan	S-8	333-127163	August 3, 2005

10.88	Deferred Compensation Plan	S-8	333-127163	August 3, 2005

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X