Form 10-K
period 2005-12-31
EPICOR SOFTWARE CORP
filed 2006-03-31
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filed  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $601,131,920 computed using the closing sales price of $13.20 per share of Common Stock on June 30, 2005 as reported by the Nasdaq National Market. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 10, 2006 was 54,743,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference in Part III of Annual Report on Form 10-K.

Item 1. BUSINESS

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions for use by mid-sized companies, as well as the divisions and subsidiaries of larger corporations worldwide. The Company’s business solutions are primarily focused on companies or divisions between $10 million and $1 billion in annual revenues. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. By automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products include back office applications for manufacturing, supply chain, distribution, and financial accounting as well as front office customer relationship management (CRM) applications for sales, marketing and customer service and support. Epicor also provides industry-specific solutions to a range of vertical markets including financial services, professional services, industrial machinery and specialty retail. Epicor’s solutions also offer integrated e-commerce and collaborative portal capabilities that allow companies to further extend beyond the traditional “four walls” of their enterprise, and further integrate their operations with those of their customers, suppliers and partners.

The Company offers solutions targeted to the following industries:

Manufacturing - Epicor’s manufacturing solutions provide integrated ERP solutions for discrete manufacturers. The Company’s solutions are designed to meet the challenges of today’s agile manufacturing environment typified by short product lifecycles, continual process improvement, mass customization and lean manufacturing initiatives. The Company’s products have been designed for specific types of manufacturers – from a small job shop to a large manufacturer. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, industrial machinery, automotive, electronics, consumer goods and aerospace.

Distribution - Epicor’s solution for distribution is a comprehensive suite that includes warehouse and inventory management, financials, CRM, and business intelligence solutions. The distribution suite automates customer acquisition and order management through to warehouse fulfillment, accounting and customer service. The distribution suite is an end-to-end solution set tailored for wholesale distributors including third party logistics providers.

Services - Epicor’s solution for services companies is focused on delivering a complete, end-to-end enterprise solution designed to meet the critical business requirements of mid-sized to larger distributed service organizations. Epicor’s enterprise service automation (ESA) solution provides service organizations with the tools to improve staff utilization, maximize billing and revenue recognition, optimize resources and increase cash flow. The services suite includes opportunity and bid management, CRM, resource management, and engagement management, project accounting, portfolio and performance management, and collaborative commerce applications tailored for specific industries including financial services, audit and accountancy, architectural, engineering and construction, commercial research, not-for-profit organizations, software and computer services, professional services and management consulting.

Hospitality and Retail - Epicor provides solutions tailored for the hospitality, entertainment and retail industries. The hospitality solutions, designed for food service, hotel, sports and recreation, and other entertainment companies, manage and streamline virtually every aspect of a hospitality organization — from point-of-sale or property management system integration, to cash and sales management, food costing, core financials, and business intelligence — all within a single solution. Epicor offers retail solutions for both smaller, single PC-based point-of-sale (POS) retail outlet scenarios, as well as larger scale, distributed POS environments in specialty and general merchandise retailing for the hospitality and leisure sector (hotel and restaurant chains and sports clubs) and large specialty store chains that require more comprehensive POS, loyalty management and merchandising capabilities. Epicor provides both “best-of-breed” retail solutions for large Tier-One retailers, as well as complete “post-to-host” solutions which can integrate all elements of the retail supply chain from the store register through to the enterprise merchandising, selling and planning applications.

Beyond the targeted enterprise-wide solutions mentioned above, Epicor also offers the following point solutions:

Supply Chain Management - Epicor’s supply chain management solutions enable companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners. From business-to-business e-commerce applications to advanced planning and scheduling to warehouse management, forecasting and fulfillment, Epicor offers solutions that improve operational performance, while strengthening relationships across the supply chain to increase customer value.

Supplier Relationship Management (SRM) - Epicor’s supplier relationship management solutions include applications for strategic sourcing, procurement, and spend analytics. These solutions enable an organization to reduce costs by driving inefficiencies out of the procurement process. They provide a complete Web-based, buy-side commerce solution that can be rapidly deployed standalone or as part of an integrated enterprise solution.

Customer Relationship Management (CRM) - Epicor’s award-winning customer relationship management solution enables small and midsize enterprises to manage their entire customer lifecycle. Epicor’s collaborative CRM solution enables businesses to gather, organize, track and share prospect, customer, competitor and product information, to boost revenues and increase customer satisfaction.

Accounting and Finance - Epicor’s award-winning financial and accounting solutions provide a foundation for good fiscal governance and accurate financial performance, through a combination of core ledger, cash and asset management, deferred revenue accounting and contract renewal, and electronic payment facilities.

The Company’s software products incorporate a significant number of features localized to address international market opportunities, including support for multiple languages, multiple currencies and accounting for global taxation methods.

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

As part of its business strategy, the Company has pursued acquisitions to expand its customer base, global product offering and geographic footprint. The acquisitions of CRS Retail Technology Group, Inc. (CRS) in 2005, Scala Business Solutions N.V. (Scala) in 2004 and ROI Systems, Inc. (ROI) in 2003 are typical of this ongoing strategy.

On December 6, 2005, pursuant to a stock purchase agreement, the Company acquired approximately 96% of the outstanding capital stock of CRS Retail Technology Group, Inc. (CRS), a privately held company. The Company acquired the remaining 4% of the outstanding capital stock of CRS effective December 20, 2005. CRS is a provider of merchandising and point-of sale software solutions, hardware and services to the retail industry. The Company recorded the acquisition of CRS as a purchase in 2005 and the results of CRS’s operations are included in the Company’s consolidated statement of operations from the date of acquisition.

CRS designs, develops, markets and supports software, hardware, and services that assist general merchandise and specialty retail companies in increasing sales, improving customer service, and reducing operating costs. CRS applications leverage Microsoft® and Java technologies and have over 50,000 in-store systems installed in 32 countries and 10 languages. The CRS acquisition provides existing customers new, complementary product offerings and creates expanded opportunities in the hospitality and retail vertical, particularly in key international markets through increased marketing, improved sales execution, enhanced viability and worldwide sales and support infrastructure.

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional

Scala shares on Euronext for a price of $83,500. On August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by Epicor. Therefore, as of this date the Company became the legal owner of all outstanding Scala shares. The Company recorded the acquisition of Scala as a purchase in 2004 and the results of Scala’s operations are included in the Company’s consolidated statement of operations from the date of acquisition.

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

On July 8, 2003, the Company acquired all of the outstanding stock of ROI, a privately held ERP provider of manufacturing software solutions, for approximately $20.8 million in an all cash transaction. The Company plans to continue to develop and support ROI’s existing product line and to also leverage ROI’s existing market position and customer base to create new sales opportunities which complement the Company’s existing market position in the discrete make-to-order manufacturing, distribution, hospitality and services-oriented industries. Further, this acquisition allows the Company to deliver its Web services manufacturing solution to an expanded base of midmarket customers. The Company recorded the acquisition of ROI as a purchase in 2003 and the results of ROI operations are included in the Company’s consolidated statement of operations from the date of acquisition.

Background

Epicor designs its products and services primarily for midmarket companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $10 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. These rapidly growing organizations number in the hundreds of thousands worldwide. In the past, midmarket companies were underserved by traditional financial and ERP systems that had originally been designed for larger corporations. These enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install and maintain. Further, the complexity of the infrastructure and ongoing maintenance to support these systems often required a centralized deployment model. This limited access to critical data to the organization’s information technology (IT) department, which then limited timely availability of information to decision makers, managers and key employees. Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

Beginning in the early 1990s, as Global 1000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand in their operating subsidiaries and the small to mid-size enterprise (SME) market for enterprise-wide software applications that integrated business processes and information. Initially, only larger organizations had the technological expertise, budget and ability to support the lengthy implementations typified by the early solutions.

While SMEs understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their own quest to boost productivity and profits as well as gain a competitive advantage, mid-sized companies increasingly turned to integrated application software to automate and link their business processes. Due to the midmarket’s unique business constraints of limited budgets and rapid implementation timeframes, “best-of-breed” solutions and after-market application integrations were far too complex and costly to be an effective enterprise solution.

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

The recent development of more cost-effective, adaptable and agile infrastructures, such as the emergence of service-oriented architecture (SOA) and pervading technologies like Microsoft .NET and Web services, has increased the mid-sized companies’ investment in enterprise applications. Epicor’s product offerings, product development efforts and services are focused on meeting the enterprise business application needs of these growing mid-sized businesses.

According to a Gartner, Inc. report titled “Midsize Business IT Challenges and Plans for 2006,” December 13, 2005, “the small and midsize business (SMB) IT market continues to grow. At an estimated $400 billion per year (expected to increase by 7 percent through 2006), the global opportunity is significant.” Gartner also predicts, “the enterprise resource planning market will grow 7.7 percent worldwide and the supply chain management market will grow 6.8 percent worldwide through 2009,” according to the “Forecast: ERP and SCM Software Vertical Markets, Worldwide, 2004-2009 (Executive Summary),” November 28, 2005.

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

Technology Strategy

The Company’s technology strategy is to develop leading enterprise software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including Internet, intranet and extranet access). As the Company continues to deliver enterprise application solutions, it is increasingly focused on leveraging new technology platforms and standards, like Web services, which support the integration of computing and communication paradigms as one across multiple devices. For businesses to compete in today’s increasingly real-time world, they need to adopt an infrastructure that can integrate the Internet, wireless, mobile, voice response, and personal digital assistants (PDA) to support business “anytime, anywhere.” Computing architectures like Microsoft .NET, allow Epicor enterprise solutions to continue to transition to service-oriented architectures (SOA), and support commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry-standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers. Today, the Company’s core product architecture incorporates the following:

Architecture and Web Services

The Company is increasingly using Web services to enable its solutions to be integrated with other applications more easily and to support the increased need for collaboration in today’s Internet-based world. Web services are self-describing software components that allow the creation of applications that can be programmed and published over the Web. Since Web services are portable and interoperable and because they are not vendor specific, they are rapidly becoming a standard for integrating disparate systems and applications. Epicor has standardized its Web services development on the Microsoft .NET Framework. The Company’s Clientele CRM.NET, Epicor for Service Enterprises, iScala, Vantage, Vista and recently acquired CRS Retail Store product suites have been architected for Web services. The Epicor Enterprise suite leverages Web services to more easily integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, integrated, enterprise business applications. This open database orientation is based on widely accepted database management systems. The

Company’s Clientele, CRS, Enterprise, Epicor for Service Enterprises, iScala, Vantage and Vista product suites use the Microsoft SQL Server relational database management system (RDBMS). The Company has focused the development of its Enterprise and iScala product lines using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. Vantage and Vista are designed for either Progress Software Corporation’s Progress RDBMS or the Microsoft SQL Server platform. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company’s Avanté and Manage 2000 products leverage open database technology from IBM Corporation. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget and resource constraints typical of its primary market sector.

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

Powerful Application Development Tools

The Company provides comprehensive application development, extension and customization capabilities for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, Avanté, Manage 2000, Vantage, and Vista product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. Although a high degree of customization is supported, the Company attempts to minimize customization to its products through verticalization, integral business process management, workflow, high functionality and focus on industry best practices.

Technical Architecture Strategy

The Company’s technology direction currently embraces the Microsoft.NET Framework for XML-based Web services. Through .NET, which is the next generation of Microsoft’s Distributed interNet Applications architecture (DNA) and component object model (COM), the Company provides comprehensive support for Web services deployment and Enterprise Application Integration (EAI). With .NET and the XML standard for data exchange, Epicor provides increased access to information both within and between organizations – no matter where their offices or employees are located. This technology strategy can enable the Company’s development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product’s target market. As a Microsoft Gold Certified Partner and an early adopter of the .NET platform, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers worldwide.

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

Epicor for Your Industry includes Epicor for Service Enterprises, a Microsoft .NET Web services-based enterprise service automation (ESA) solution for the global midmarket. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue and drive efficiency benefits to the bottom line. Whether it’s a professional services organization (PSO), embedded service organization (ESO), global development organization (R&D), or software and computer services business, the Company believes that Epicor for Service Enterprises provides a comprehensive ESA solution that offers strategic value with a quick return on investment.

Epicor for Your Industry solutions target industry sectors including: software and computer services, value-added distribution, hospitality and entertainment, financial services, professional services, and non-profit organizations in the service sector; pharmaceutical, wholesale distribution, industrial machinery, consumer packaged goods, and automotive in the industrial sector, and metal fabrication, capital equipment, aerospace, and electronics in the manufacturing sector.

Products

The Company designs, develops, markets and supports enterprise software applications that provide midmarket organizations and divisions of Global 1000 companies with industry specific, highly functional, technically advanced business solutions. The Company’s products are aligned according to the markets that they serve – Distribution and Services (Enterprise), Industrial (iScala), Manufacturing and Supply Chain (Avanté, Manage 2000, Vantage, Vista), Retail (CRS), and Customer Relationship Management (Clientele).

Distribution and Services - Epicor Enterprise

Epicor Enterprise (incorporates products formerly named e by Epicor, Platinum ERA and Clientele), an integrated, customer-centric suite of client/server and Web-based ERP software applications, is designed to meet the unique business needs of midsized companies worldwide (including divisions and subsidiaries of larger corporations). Epicor Enterprise is typically targeted to either distribution or service-based businesses with revenues between $25 million and $1 billion annually. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation.

Epicor Enterprise includes the following application suites: CRM Suite (Sales Force Automation. Marketing Automation, Customer Support, IT Service Management), Financials Suite (General Ledger and Financial Reporting, Accounts Receivable, Credit and Collections, LockBox, Accounts Payable, Electronic Funds Transfer, Cash Management, Automated AP Matching, and Asset Management), Supply Chain Management Suite (Distribution, Procurement, Sourcing, Storefront, Warehouse Management, Assembly), Payroll/Human Resources, Portal Suite, Business Intelligence Suite, Project Suite, and industry-specific solutions delivered as Epicor for Your Industry.

Epicor Enterprise is optimized for use with the Microsoft Windows operating system and the Microsoft SQL Server relational database. Epicor Enterprise leverages XML Web services to enable more robust integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, Epicor Enterprise supports various industry standard technologies, including Microsoft Message Queue Services (MSMQ), Transaction Services and COM+ architecture, which along with XML documents, improve componentization and support reliable message-based integration between applications and distributed servers. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and to facilitate integration with third party applications. In addition, the Financials Suite and Supply Chain Management (SCM) Suite utilizes a 32-bit client that has been optimized for the Microsoft SQL Server database in order to leverage the capabilities of the client/server model of computing. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scaleable high performance. Project Suite was developed in the Company’s Internet Component Environment (ICE), a service-oriented architecture (SOA) built with Microsoft .NET and Web service technology. ICE is also available to customers to create customizations and extensions using ubiquitous tools like Visual Studio .NET.

The CRM Suite provides integrated customer relationship management capabilities that are tightly integrated with the Financials Suite and SCM Suite. This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships. The CRM Suite is the integrated version of the Company’s Clientele product suite and includes Sales and Marketing, Support and IT Service Management Sales and Marketing empowers organizations to focus on the right opportunities while providing access to timely information. Sales and Marketing provides contact, lead, opportunity and account management in one package. Support manages the support requirements of an organization’s external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. IT Service Management provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management and supports the information technology information library (ITIL) standard.

The Financials Suite comprises an integrated accounting solution that enables a company to automate the financial aspects of their business. The SCM Suite includes Distribution, a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory and the order management cycle. The customer-centric focus of Epicor Enterprise enables companies to respond quickly to customer demands and improve customer service. The integration of Financials Suite and SCM Suite with the rest of the Epicor Enterprise products ensures that a company’s entire enterprise is synchronized — from the customer to the warehouse to the supplier. Presently the following back office financial and distribution applications are generally available in version 7.3.6: System Manager, General Ledger, Average Daily Balances, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, LockBox, Electronic Funds Transfer (EFT), Advanced Allocations, Automated AP Matching, Sales Order Processing, Inventory Management, Purchasing, Distribution, Assembly, Promotions and Rebates, Royalties and Customization Workbench.

The Supply Chain Execution Suite, which comprises Warehouse Management System (WMS) and Data Collection Suite (DCS), extends the distribution functionality for the SCM Suite to supply chain execution processes. These applications are tightly integrated with SCM Suite so that information is available in real-time. DCS provides wireless shop floor data collection, radio frequency identification (RFID) and the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, and additional warehouse management capabilities. WMS enables a company to streamline order fulfillment, closely track inventory, manage third party logistics (3PL) and prioritize resources on the shop floor.

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

Project Suite, a component of the Epicor for Service Enterprises industry solution, offers comprehensive project management and delivery management capabilities to support the planning and execution of service engagements. Engagements can be structured through user-definable work breakdown structures and an organization-wide resource service can be called upon as needed to match the right personnel to the right task at the right time - anywhere across the enterprise. Project Suite leverages XML technologies to support bidirectional integration to Microsoft Enterprise Project Management as part of an end-to-end project management solution. The Project Suite includes Resource Management, Engagement Management, Project Accounting, Contract Management and Performance Management.

Portal Suite is a Web-based enterprise information portal (EIP), offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information, support activities) and from external sources (industry information, news feeds, weather, etc). Portal Suite consists of a Portal framework based on Microsoft SharePoint products and technologies, which is enriched by role-based access and content-specific information packs (e.g. customer content, supplier content and employee content). Portal Suite provides a gateway to all the information users require to carry out their jobs more effectively and assist them with decision support. Portal Suite makes use of the popular SharePoint personalization paradigm to allow each user’s experience to be tailored and filtered to their specific function or role to minimize “information overload.”

Epicor Enterprise also includes several tools that help customers maintain, audit, and extend their Epicor system, and reduce total cost of ownership. These tools are DBAudit, Customization Workbench, Import Manager, and Epicor Integration Hub. DBAudit provides the ability to detect database changes and report on who made the addition, modification, and/or deletion and when. Customization Workbench provides a toolset for creating custom forms, database objects, and logic to meet specialized customer requirements. Import Manager and Epicor Integration Hub provide the ability to exchange data between Epicor Enterprise and other systems via SQL and XML while adhering to the data validation and business rules defined in Epicor Enterprise.

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

Industrial - iScala

iScala is an integrated ERP, CRM and SCM solution targeting the divisions and subsidiaries of Global 1000 corporations and large local and regional companies worldwide. iScala’s collaborative functionality, country-specific localizations and multi-language capabilities are designed to support global, multi-company deployments with significant cross-border trading requirements. iScala is targeted to meet the unique needs of companies in industry segments including: Pharmaceutical, Industrial Machinery, Light Engineering, Automotive Components, Consumer Packaged Goods and Hospitality.

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

iScala Connectivity Solution provides collaboration and integration between subsidiaries, and their corporate headquarters and to customers and suppliers to support integrated supply chain trading. Collaboration provides visibility through a web-based portal, transaction exchange and system-to-system connectivity. Workflow management maximizes the automation of standard processes with events and alerts to handle exceptions.

Manufacturing and Supply Chain

The Company’s manufacturing applications include Avanté, Manage 2000, Vantage, and Vista.

Vantage is an integrated ERP solution that meets the dynamic requirements of discrete mixed-mode progressive manufacturers who have a lean or ‘to-order’ manufacturing requirement. Vantage handles many manufacturing philosophies simultaneously including make-to-order (MTO), configure-to-order (CTO), engineer-to-order (ETO), make-to-stock (MTS) and flow manufacturing. Vantage is an easy-to-use, yet comprehensive solution that enables manufacturers to leverage their resources through its powerful tools for customer relationship management, estimating, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage can manage enterprises from a single site, to multiple locations, to large global multi-company enterprises whose systems span multiple servers and databases across different geographies and languages.

Vantage is comprised of more than 25 integrated business modules and offers a complete solution, from front office functionality including sales force automation and customer support, to advanced planning and scheduling, supplier relationship management, advanced quality management, product lifecycle management and a complete e-business suite including customer, supplier and partner portals. Vantage provides strong scheduling and online information access capabilities. With its graphical scheduling tools and “what-if” simulation, Vantage enables users to create and execute realistic production schedules, based on the available resources, and react quickly and efficiently to schedule changes.

Vantage is comprised of groups of modules that can be differently configured to comprehensively support a customer’s business processes. The following applications are presently generally available in Vantage version 8.0: Customer Connect, Supplier Connect, Sales Connect, Mobile Connect, Service Connect, Marketing, Sales, Support, Help Desk, Returned Material Authorization, Estimate and Quote Management, Order Management, EDI, Forecasting and Master Production Scheduling, Material Requirements Planning, Scheduling, Advanced Planning & Scheduling, Global Multi-Site Management, Project Management, Job Management, Lean Manufacturing, Manufacturing Execution System, Quality Assurance, Product Lifecycle Management, Advanced Quality Management, Data Collection and Hand-held, Advanced Material Management, Inventory Management, Shipping/Receiving, Supplier Relationship Management, Purchase Management, Advanced Bill of Materials, Product Configuration, Product Costing, Routings, Engineering Change and Revision Control, Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, Fixed Asset Management, Multi-National Financials, Field Service, Document Management, Business Intelligence, Portal, FRx, Active Planner, and Dashboard. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers in the $10 million to $1 billion annual revenue range.

Vista is an enterprise software solution specifically designed for the needs of smaller job shops, emerging manufacturers, and the MTO departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates over 20 business modules including: Customer Connect, EDI, Contact Management, Quotes, Orders, Shipping/Receiving, Jobs, Scheduling, Data Collection, Quality Assurance, Advanced Bill of Materials, Document Management, Inventory, Purchasing, Advanced Inventory Management, Purchasing RFQ, Accounts Receivable, Accounts Payable, General Ledger, Payroll, Currency Management and Dashboard.

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

Clientele ITSM provides IT help desk functionality and focuses on the support of users of technology within an organization. Clientele ITSM provides detailed call tracking, asset/knowledge management, service requests, maintenance and user profile tracking and management.

Clientele offers additional applications designed to extend the suite’s functionality, including Conductor, Connector and Epicor Portal. Conductor provides workflow routing and rules capabilities that allow any user to receive messages and tasks from the front office system. Connector enables remote sites and sales and support representatives in the field to connect to their master front office database and synchronize customer information, ensuring timely information whether the user is at headquarters, a remote site or on the road.

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

Other Products

The Company serves as an original equipment manufacturer vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of solutions requested by customers of Avanté and CRS, the Company resells third party computer hardware systems and related peripherals.

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organization provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These professional services are rendered on a global basis. Professional services are generally provided on a time and materials basis, although the Company does occasionally enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over its competition as a single source vendor.

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

The Company’s software maintenance programs are the customer’s sole avenue for product updates and technical support. The annual maintenance fee is generally based on a percentage of the list price of the software purchased. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period. The Company provides a warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from three months to one year.

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

In recognition of global opportunities for its software products, the Company has committed resources to a global sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Mexico, Sweden, Australia, New Zealand, Canada, Hong Kong, Singapore, Taiwan and Argentina to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East predominately through third-party distributors and dealers.

The Company translates and localizes certain products, either directly or through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia.

The Company also provides access to its solutions through application hosting, which allows customers to access the software over the Internet. Through Epicor Managed Services, customers purchase the infrastructure and system support on a monthly basis through leading global infrastructure providers like IBM Corporation. Hosting provides a deployment alternative to companies who do not want to invest in the hardware, IT personnel or the technology infrastructure necessary to support a premise-based software deployment. By hosting the software through Epicor Managed Services, a company can free up critical capital resources, both intellectual and monetary, and focus on its core business operations.

No single customer accounted for more than 10% of revenue for the years ended December 31, 2005, 2004 and 2003. Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is neither significant nor meaningful.

Product Development and Quality Assurance

The Company plans to continue addressing the needs of midmarket users of client/server and Web-based enterprise software by continuing to develop high quality software products that feature advanced technologies. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.” The Company’s technology strategy is to develop leading business application software using its own technologies, based on and combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation’s recommended technical architecture. In particular, the Company believes that it remains an industry leader in designing and developing products for Microsoft platforms, including the .NET Framework.

The Company has also been a pioneer in the use of browsers and GUIs with integrated business application software. Currently, the Company continues to pursue applications based on a service-oriented architecture (SOA) and Web services that can simplify the development, maintenance, deployment and customization of its products.

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) increasingly leverage a SOA, Web services and the Microsoft .NET Framework, (iii) develop additional enterprise applications supporting both business-to-business and business-to-consumer solutions and (iv) develop and/or acquire new applications or modules that build upon the Company’s business application strategy. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

The Company’s technical strategy for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, CRS, Vantage, and Vista suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including smart-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure for connecting enterprises through the Internet by leveraging key Microsoft technologies such as Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provide a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. Epicor has maintained a leadership position with respect to Web services and .NET. The Company was among the first early adopters invited by Microsoft into the Visual Studio for Applications (VSA) initiative for middle-tier XML Web Service customization and participated with Microsoft in the launch of the Web Services Interoperability Organization (WS-I.org) to promote standards for interoperability and accelerate the adoption and deployment of Web services. The Company was also the first vendor to release enterprise CRM and ESA applications fully re-architected for the Microsoft .NET Framework. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

Rapid technological advances and changes in customer requirements characterize the computer software industry. The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users’ needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of Business Process Management (BPM), On-Demand Business and Collaborative Commerce. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will not experience significant delays in the introduction of new products or product enhancements in the future, which could have a material adverse effect on the Company’s results of operations.

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

Expenditures for software development were $28.5 million, $24.7 million and $20.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $10 million and $1 billion. Businesses in the midmarket require solutions that provide a more sophisticated level of functionality to effectively manage their business. These businesses require applications that are easy to implement, extend, manage and use, as well as being affordable. Midmarket enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the Enterprise, Epicor for Services Enterprises, iScala, Clientele, CRS and Vantage product lines are well positioned to address this requirement.

The Company also competes for the divisions and subsidiaries of larger Global 1000 corporations, which the Company defines as enterprises with over $1 billion in annual revenue. Global 1000 companies seeking to deploy a standard business solution across their subsidiary operations have typically been challenged with the total cost of ownership (TCO) of deploying their corporate level Tier-1 system to operating units which often operate more like midmarket entities. Additionally, localization issues and technical infrastructure problems in remote locations have made Tier-1 global roll-outs cost prohibitive. These businesses may require a single standardized application that can be deployed worldwide using a low cost decentralized implementation, as opposed to implementing through a centralized infrastructure. At the same time, they require the ability to roll-up management information on a daily or weekly basis, as well as support drill-down from corporate or regional offices to the underlying data in the subsidiaries as required. The Company believes that purchases in this market are primarily influenced by availability, high functionality, integration, localization, overall cost of ownership, availability of a Windows-based solution, standardization and a global customer support infrastructure. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions and the Enterprise, Epicor for Services Enterprises, iScala, CRS and Vantage product lines are well positioned to address this requirement.

The Company believes it is one of only a few vendors in this market space that is dedicated to providing midmarket companies and the divisions and subsidiaries of the Global 1000 with comprehensive, integrated enterprise business applications. However, there are competitors from both the high-end and low-end who are attracted to the business opportunity represented by the midmarket and are beginning to offer complete or partial enterprise business applications to this market. In order to compete in the future, the Company must respond effectively to customer needs in the area of business process management (BPM) and service-oriented architecture (SOA) and incorporate those technologies and application functionality that will meet the challenges posed by competitors’ innovations. To accomplish this objective, the Company will be required to continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including Oracle Corporation (includes Peoplesoft and J.D. Edwards), and SAP AG, (ii) mid-range ERP vendors, including Infor (includes Geac, Mapics and Symix), Lawson Software Inc., IFS and Microsoft Business Solutions (includes Great Plains, Axapta, and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., and Systems Union, Ltd. for financial accounting; ChangePoint (owned by Compuware Corporation), Deltek Systems, Inc., Unit 4 Agresso, N.V, BST Global, and QuickArrow, Inc., for professional services automation; HighJump Software (part of 3M), Prophet21 (owned by Activant), and Manhattan Associates for distribution and warehousing; QAD, Inc., for manufacturing; and Salesforce.com, Siebel Systems Inc. (owned by Oracle Corporation), FrontRange Solutions, Inc. and SalesLogix (owned by Best Software, Inc.) for sales force automation, customer service and support. While these competitors offer dedicated applications, the Company believes that its broader product offerings, global infrastructure and level of product integration provide a significant competitive advantage.

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

The Company’s software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization’s internal business purposes and the end user is generally not permitted to sublicense or transfer the products. When sold through VARs and Distributors, the Company licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Certain components of the Company’s products are licensed from third parties.

The source code for the Avanté and, in certain cases, Manage 2000, Vantage and Enterprise products historically has been licensed to customers to enable them to customize the software to meet particular requirements. The standard customer license contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

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

Employees

As of January 31, 2006, the Company had 1,887 full-time employees, including 333 in product development, 313 in support services, 661 in professional services, 284 in sales, 45 in marketing and 251 in administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

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

Item 1A.	RISK FACTORS

Certain Factors That May Affect Future Results

Forward Looking Statements – Safe Harbor

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues, (ii) the impact of new accounting pronouncements, (iii) future sales and marketing expenses, software development expenses and general and administrative expenses, (iv) 2006 tax rate, (v) the Company’s capital spending, (vi) the Company’s future cash flow from operations, (vii) sufficient sources of financing to continue operations for next twelve months, (viii) the effect of current legal proceedings, (ix) future cash tax payments and net operating loss carry forwards; (x) the future use of forward or other hedging contracts; (xi) the future impact of recent acquisitions on the Company; (xii) future levels of international revenues and (xiii) future investments in product development. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 18 to 26. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2001 through the fourth quarter of 2005, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $11.0 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

The Company’s software products are made up of increasingly complex computer programs. Software products are complex and products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms on which the Company’s products operate, including Progress, IBM, Microsoft SQL or Microsoft .NET, occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. The Company’s acquisitions of Scala Business Solutions in 2004 and CRS in 2005 are typical of this ongoing strategy. However while this strategy has historically and may in the future involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, the specific risks we commonly encounter in these types of transactions include the following:

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

Consistent with past experience, the Company expects that the consideration it might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. For example, the Company’s acquisition of Scala Business Solutions in 2004 involved the issuance of approximately 4.25 million shares of the Company’s Common Stock. If the Company issues stock or rights to purchase stock in connection with future acquisitions, earnings (loss) per share and then-existing holders of the Company’s Common Stock may experience dilution.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the years ended December 31, 2005 and 2004, approximately 16% and 13%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the

Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the years ended December 31, 2005 and 2004, 45.8% and 41.1%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 30% to 40%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of December 31, 2005, the Company does not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

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

Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and typically licensed for use, distribution and modification at a nominal cost or often, free of charge. A notable example of open source software is the Linux operating system, which continues to gain in popularity. To the extent that the open source software models expand and non-commercial companies and software developers create and contribute competitive enterprise software applications to the open source community, we may have to adjust our pricing, maintenance and distribution strategies and models, which could adversely affect our revenue and operating margins.

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

From January 1, 2001 through December 31, 2005, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.2 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $49.8 million at December 31, 2005. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of December 31, 2005, the Company has borrowed $125 million under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2005, the price of the Company’s common stock ranged from a low of $1.23 to a high of $17.50. For year ended December 31, 2005, the stock price ranged from a low of $10.59 to a high of $15.75. As of March 10, 2006, the Company had 54,743,094 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

When the recently adopted accounting standard for share-based compensation takes effect, the Company’s business practices may be materially altered.

The Company historically compensated and incentivized its employees, including many of its key personnel and new hires, through the issuance of options to acquire Company Common Stock. The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of recently enacted accounting standards, which require expense recognition for the fair value of stock options, effective January 1, 2006, the Company changed its previous practice by reducing the number of stock options granted to employees and granting restricted stock as an alternative. The effects of such change, if any, could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

If we are not able to successfully integrate CRS Retail Technology Group, Inc. and its operations with Epicor, our ability to achieve anticipated revenues and related profits, as well as our results for the CRS products may be adversely impacted and the business of Epicor may be disrupted and negatively impacted.

The success of our recent acquisition of CRS will depend in large part upon our ability to successfully integrate the CRS business into Epicor. As with most acquisitions, integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of CRS and thus, Epicor. The challenges involved in integrating CRS with Epicor include:

•	Coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	Introducing and effectively selling and cross selling the CRS products into international (non-US) markets where they have not traditionally been offered;

•	Combining product offerings and technology;

•	Coordinating and combining domestic operations, relationships and facilities;

•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	Coordinating CRS’ research and development efforts here in the United States with Epicor’s R&D facilities both in the U.S. as well as in Moscow, Russia and Monterrey, Mexico;

•	Continuing to demonstrate to the existing CRS customers that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	Preserving distribution, marketing or other important relationships of both Epicor and CRS and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of Epicor and CRS, maintaining employee morale and retaining key employees; and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

The integration of the CRS business into Epicor’s business may not realize all of the anticipated benefits of the acquisition to the extent, or in the time frame, anticipated. The failure to fully integrate the CRS business successfully into Epicor or to realize all of the anticipated benefits of the acquisitions could seriously hinder our plans for product development and business and market expansion.

Improvements to CRS’s internal controls may be required and if these improvements are not completed in a timely manner it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 which could in turn have a material adverse impact on our business and financial condition.

Although management has completed its assessment of the Company’s internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2005 and has concluded that the Company’s controls over financial reporting are not effective, in making this assessment, management has excluded the operations of CRS. In excluding CRS from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, as revised on October 6, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

While we are currently evaluating CRS’s internal controls in order to allow management to include CRS’s internal controls in management’s assessment of internal controls over financial reporting, as required by Section 404 as of December 31, 2006, it is possible that we may encounter significant delays in implementing these requirements as they relate to CRS. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on the Company’s operations. If we are unable to comply with these requirements as they relate to CRS by December 31, 2006, it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 and/or could subject the Company to sanctions or investigation by regulatory authorities. Any such actions could adversely affect our business and financial condition.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our recent acquisitions, we currently have goodwill of $164.5 million and $73.5 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The below table outlines the Company’s primary property leases:

Location	Square Footage	Lease Expiration
Irvine, California	74,000	July 2011
San Diego, California	173,000	August 2009
Minneapolis, Minnesota	49,000	March 2007
Newburgh, New York	27,000	December 2010
Newburgh, New York	30,000	December 2006
Newburgh, New York	53,000	December 2009
Bracknell, UK	23,000	March 2019
Nacka, Sweden	19,000	March 2007
Monterrey, Mexico	8,000	December 2006
Moscow, Russia	24,000	June 2006

The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. Approximately 152,000 square feet of the San Diego facility is currently sublet to two third parties and approximately 7,000 sq. ft. is unoccupied. The principal activities in San Diego, Minneapolis and Newburgh are sales, development, consulting and customer support. Internationally, Bracknell, UK and Nacka, Sweden are used for international sales, marketing, consulting, customer support and administration. Of the total Bracknell, UK space, approximately 7,400 square feet is currently being sublet to a third party. The Company also leases property in Monterrey, Mexico and Moscow, Russia for product development.

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

No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	MARKET VALUE OF COMMON STOCK

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol EPIC. The following table sets forth the range of high and low sales prices for the Company’s Common Stock for the periods indicated.

Year ended December 31, 2004:

	High	Low
1st Quarter	$17.50	$11.58
2nd Quarter	$15.30	$12.07
3rd Quarter	$13.50	$9.90
4th Quarter	$16.00	$12.72

Year ended December 31, 2005:

	High	Low
1st Quarter	$15.55	$12.25
2nd Quarter	$14.15	$10.59
3rd Quarter	$15.75	$12.10
4th Quarter	$14.34	$11.55

There were approximately 1,291 registered security holders of record as of March 10, 2006. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	—	—		N/A	N/A
November 1, 2005 to November 30, 2005	—	—		N/A	N/A
December 1, 2005 to December 31, 2005	114,367	$14.13		N/A	N/A

Total	114,367	$14.13	(1)

(1)	Represents the weighted average price per share purchased during the fourth quarter.

All shares of the Company’s common stock purchased under (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data for the years ended December 31, 2004 and 2003 has been restated to reflect adjustments that are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements and Note 16, “Restatement of Financial Statements,” of Notes to Consolidated Financial Statements of this Form 10-K. The selected financial data for the years ended December 31, 2002 and 2001 has not been restated as the Company has determined that any applicable adjustments related to the restatement would not be material to those periods.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001, are derived from audited consolidated financial statements that are not included in this Annual Report.

	As of and for the year ended
in thousands, except per share amounts	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
	(5)	(4) (6)	(3) (6)	(2)	(1)
Total revenues	$289,413	$224,866	$154,332	$143,467	$174,492
Net income (loss) applicable to common stockholders	$52,035	$23,969	$7,963	$(7,264)	$(28,730)
Basic net income (loss) per share	$0.95	$0.47	$0.17	$(0.17)	$(0.69)
Diluted net income (loss) per share	$0.92	$0.45	$0.16	$(0.17)	$(0.69)
Total assets	$428,951	$255,749	$102,223	$73,268	$86,771
Long-term debt (less current portion) and redeemable preferred stock	$124,639	$30,264	$—	$—	$2,229
Net stockholders’ equity	$170,450	$97,657	$27,461	$3,786	$7,171

(1)	For the year ended December 31, 2001, net loss included gain from sales of product lines of $11,880,000, provision for doubtful accounts of $10,108,000, restructuring charges of $9,658,000 and a charge of $1,500,000 recorded in cost of revenues, related to the write-down of capitalized development costs and reduction in the carrying value of certain intangible assets.

(2)	For the year ended December 31, 2002, net loss included restructuring charges of $3,891,000, a $4,288,000 settlement charge, a $600,000 charge included in cost of revenues to write-down certain prepaid software royalties, a $1,000,000 reduction in general and administrative expenses related to the favorable settlement of international payroll tax issues and a $1,200,000 income tax benefit related to adjustments for certain other international tax issues.

(3)	For the year ended December 31, 2003, net income included restructuring charges of $937,000, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock. See Notes 5 and 11 of Notes to Consolidated Financial Statements.

(4)	For the year ended December 31, 2004, net income included restructuring charges of $2,382,000 and includes the results of operations related to the Scala acquisition from June 18, 2004 (date of acquisition) through December 31, 2004. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements.

(5)	For the year ended December 31, 2005, net income included restructuring charges of $359,000, a non cash income tax benefit of $18,189,000 and included the results of operations related to the CRS acquisition from December 6, 2005 (date of acquisition) through December 31, 2005. See Notes 3, 5 and 8 to the Consolidated Financial Statements.

(6)	Restated, see Note 16, “Restatement of Financial Statements,” of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the years ended December, 31 2004 and 2003, as well as its quarterly financial data for the year ended December 31, 2004 and through September 30, 2005, which we refer to as the Restatement. The decision to restate these consolidated financial statements for the years ended December 31, 2004 and 2003 and selected quarterly financial data was made by the Company’s Audit Committee on March 16, 2006, following management’s recommendation and based on management’s determination that the Company had not properly applied certain accounting guidance contained in the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect To Certain Transactions. Specifically, the Company determined that it had improperly applied the residual method under SOP 98-9 and as a result had incorrectly allocated revenue between license fees and maintenance in multiple element arrangements. The Company believes such restatement is required as under relevant Securities and Exchange Commission accounting interpretations a misstatement concerning a segment of the Company’s business that plays a significant role in the Company’s operations may require restatement despite the size of the misstatement. As the Company’s misstatement resulted in a reallocation of revenues between the Company’s license fees and maintenance, and impacted the timing of the recognition of these revenues, the Company believed such misstatement to be material.

The information included in this Form 10-K sets forth the effects of the Restatement on the previously reported financial statements for the years ended December 31, 2004 and 2003 and the quarterly financial data for the year ended December 31, 2004 and through September 30, 2005 as discussed in Note 16 and Note 17 to the Consolidated Financial Statements. The Restatement has no effect on operating cash flows for those periods.

For the years ended December 31, 2004 and 2003, including the quarterly periods for the year ended December 31, 2004 and through September 30, 2005, the change in net income is a result of the reallocation of revenues between the Company’s license fees and maintenance related to multiple element arrangements and the timing of the recognition of such revenues. The following tables set forth the effects of the Restatement on the Company’s previously reported results of operations for the years ended December 31, 2004 and 2003 and the quarterly periods for the year ended December 31, 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003
License fee revenues - as previously reported	$61,869	$38,700
Impact of restatement	(2,832)	(1,985)

License fee revenues - as restated	$59,037	$36,715

Maintenance revenues - as previously reported	$103,967	$75,681
Impact of restatement	1,488	895

Maintenance revenues - as restated	$105,455	$76,576

Total revenues - as previously reported	$226,210	$155,422
Impact of restatement	(1,344)	(1,090)

Total revenues - as restated	$224,866	$154,332

Gross profit - as previously reported	$138,861	$90,695
Impact of restatement	(1,344)	(1,090)

Gross profit - as restated	$137,517	$89,605

Operating income - as previously reported	$24,907	$9,425
Impact of restatement	(1,344)	(1,090)

Operating income - as restated	$23,563	$8,335

Net income applicable to common stockholders - as previously reported	$25,313	$9,053
Impact of restatement	(1,344)	(1,090)

Net income applicable to common stockholders - as restated	$23,969	$7,963

Net income per share applicable to common stockholders - basic - as previously reported	$0.50	$0.21
Impact of restatement	(0.03)	(0.04)

Net income per share applicable to common stockholders - basic - as restated	$0.47	$0.17

Net income per share applicable to common stockholders - diluted - as previously reported	$0.47	$0.18
Impact of restatement	(0.02)	(0.02)

Net income per share applicable to common stockholders - diluted - as restated	$0.45	$0.16

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
License fee revenues - as previously reported	$10,448	$12,247	$15,295	$23,879
Impact of restatement	(377)	(600)	(648)	(1,207)

License fee revenues - as restated	$10,071	$11,647	$14,647	$22,672

Maintenance revenues - as previously reported	$20,557	$22,510	$30,104	$30,796
Impact of restatement	335	360	382	411

Maintenance revenues - as restated	$20,892	$22,870	$30,486	$31,207

Total revenues - as previously reported	$43,360	$48,620	$62,180	$72,050
Impact of restatement	(42)	(240)	(266)	(796)

Total revenues - as restated	$43,318	$48,380	$61,914	$71,254

Gross profit - as previously reported	$26,239	$29,147	$37,414	$46,061
Impact of restatement	(42)	(240)	(266)	(796)

Gross profit - as restated	$26,197	$28,907	$37,148	$45,265

Operating income - as previously reported	$3,438	$5,648	$6,337	$9,484
Impact of restatement	(42)	(240)	(266)	(796)

Operating income - as restated	$3,396	$5,408	$6,071	$8,688

Net income - as previously reported	$3,518	$5,559	$6,291	$9,945
Impact of restatement	(42)	(240)	(266)	(796)

Net income - as restated	$3,476	$5,319	$6,025	$9,149

Net income per share - basic - as previously reported	$0.07	$0.11	$0.12	$0.19
Impact of restatement	—	—	(0.01)	(0.01)

Net income - basic - as restated	$0.07	$0.11	$0.11	$0.18

Net income per share - diluted - as previously reported	$0.07	$0.11	$0.11	$0.18
Impact of restatement	—	(0.01)	—	(0.01)

Net income - diluted - as restated	$0.07	$0.10	$0.11	$0.17

Significant to the first, second and fourth quarters of the year ended December 31, 2004 are restructuring charges of $1,217,000, $685,000 and $480,000, respectively, and results of Scala from the date of acquisition of June 18, 2004.

For the affected quarters of the year ended December 31, 2005, the change in previously reported net income is a result of the previously discussed revenue restatement and an increase in the Company’s tax benefit reported in the second quarter of the year ended December 31, 2005 arising from the impact of this restatement on the Company’s deferred tax assets. The following tables set forth the effects of the Restatement on the Company’s previously reported results of operations for the affected quarters of the year ended December 31, 2005 (in thousands, except per share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter
License fee revenues - as previously reported	$16,738	$19,028	$18,271
Impact of restatement	(1,065)	(659)	(917)

License fee revenues - as restated	$15,673	$18,369	$17,354

Maintenance revenues - as previously reported	$32,735	$32,815	$32,849
Impact of restatement	511	673	730

Maintenance revenues - as restated	$33,246	$33,488	$33,579

Total revenues - as previously reported	$67,338	$71,009	$70,135
Impact of restatement	(554)	14	(187)

Total revenues - as restated	$66,784	$71,023	$69,948

Provision (benefit) for income taxes - as previously reported	$439	$(17,649)	$736
Impact of restatement	—	(1,305)	—

Provision (benefit) for income taxes - as restated	$439	$(18,954)	$736

Net income - as previously reported	$6,291	$28,235	$8,987
Impact of restatement	(554)	1,319	(187)

Net income - as restated	$5,737	$29,554	$8,800

Net income per share - basic - as previously reported	$0.12	$0.52	$0.16
Impact of restatement	(0.01)	0.02	—

Net income - basic - as restated	$0.11	$0.54	$0.16

Net income per share - diluted - as previously reported	$0.11	$0.50	$0.16
Impact of restatement	(0.01)	0.02	—

Net income - diluted - as restated	$0.10	$0.52	$0.16

Significant to the second quarter of 2005 and the fourth quarter of 2005 are the release of discrete tax items of $19,917,000 and $1,562,000. Additionally, the fourth quarter of 2005 includes the results of CRS from the date of acquisition of December 6, 2005.

The following discussion gives effect to the restatement discussed in Note 16 of Notes to Consolidated Financial Statements and should be read in conjunction with the consolidated financial statements and notes thereto.

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies which aid in fully understanding and evaluating reported financial results include the following:

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2005. Receivables from customers are unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March of 2005, the Scala Italy acquisition in April 2005 and the CRS acquisition in December 2005 and represent acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded primarily as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004, the acquisition of Scala in June 2004, the Strongline acquisition in December 2004, the Scala Italy acquisition in April 2005 and the CRS acquisition in December 2005. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” issued by the Financials Accounting Standards Board in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

The Company currently accounts for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company grants stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense is recorded for stock options. When the recently issued SFAS No. 123-R “Share-Based Payment” pertaining to accounting treatment for employee stock options takes effect, the Company will be required to treat the fair value of the stock options granted to employees as compensation expense, which could have a materially adverse impact on the Company’s operating results. The Company has selected the modified prospective method for adoption. The Company is still evaluating the impact of SFAS 123-R, but based on current methodology, the Company expects stock-based compensation to be approximately $2.5 million for 2006, based on unvested options as of December 31, 2005.

Acquisitions

CRS

On December 6, 2005, pursuant to a stock purchase agreement, the Company acquired approximately 96% of the outstanding capital stock of CRS Retail Technology Group, Inc. (CRS), a privately held company. The Company acquired the remaining 4% of the outstanding capital stock of CRS effective December 20, 2005. CRS is a provider of merchandising and point-of sale software solutions, hardware and services to the retail industry.

The total preliminary purchase price of CRS as of December 31, 2005 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,246

Total purchase price	$123,246

Epicor used working capital and funds available under a Credit Agreement in order to finance the acquisition.

In connection with the acquisition, the Company is considering closing one of the CRS facilities. This assessment is ongoing and is expected to be finalized by June 2006. Certain costs associated with such an action will result in an increase in the goodwill recorded in the transaction in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Business Combination.” The Company expects to incur additional transaction costs related to the acquisition, primarily legal and accounting costs, during the first quarter of 2006. These costs will also result in an increase in the amount of goodwill recorded in the transaction.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of CRS’s operations are included in the accompanying consolidated statement of operations from the December 6, 2005 acquisition date forward.

The preliminary purchase price was allocated to CRS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets. The fair value of assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	3,280

Total tangible assets acquired	23,323
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	78,201
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(1,215)
Other long-term liabilities	(3,545)

Net assets acquired	$123,246

Included in the Company’s operating results for the year ended December 31, 2005 is a charge of $2,000,000 for the write-off of the acquired in-process research and development expenses related to the CRS acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; they are expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to exiting products; one will be complete in mid 2006 and the other in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1.5 million (including transaction costs of $0.2 million), of which approximately $1.0 million was paid at closing, $0.1 million paid in July 2005 and $0.1 million is to be paid in April 2006. The final payment, which was earned as of December 31, 2005, represents the amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base. Prior to the acquisition, Scala Italy had been a distributor of Scala’s products and related consulting services in Italy. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated entirely to Scala Italy’s intangible assets acquired based on their estimated fair values as of April 5, 2005 as no tangible assets or liabilities were assumed. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,163
Future payments, detailed above	108
Transaction costs	226

Total purchase price	$1,497

Fair value of intangible assets acquired:
Customer base	$770
Acquired technology Covenant not to compete	213 20
Goodwill	494

Net assets acquired	$1,497

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $2.0 million (including transaction costs of $0.1 million), of which approximately $0.1 million was paid at closing and $1.5 million was paid May 31, 2005. The final payment represented a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The contingent earn-out was finalized on December 31, 2005 for $0.4 million and was paid on March 1, 2006. Prior to the acquisition, Scala Romania had been a distributor of Scala’s products and related consulting services in the Eastern European region. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

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

Cash	$1,561
Future payments, detailed above	390
Transaction costs	67

Total purchase price	$2,018

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable	426
Property and equipment	79
Prepaid and other assets	118
Customer base	1,699
Covenant not to compete	56
Assumed liabilities	(707)

Net assets acquired	$2,018

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005, $0.5 million is to be paid on December 14, 2006 and a $1.3 million working capital adjustment as described below. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

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

Cash	$4,865
Future payments	500
Transaction costs	104

Total purchase price	$5,469

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable	872
Property and equipment	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	879
Assumed liabilities	(1,395)

Net assets acquired	$5,469

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by Epicor. Therefore, as of August 9, 2005, the Company became the legal owner of all outstanding Scala shares.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from the remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted Epicor’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by Epicor or Scala to tender their shares to Epicor in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the consignment as referred to below. On August 9, 2005, pursuant to the order of the Amsterdam Court of Appeal, the Company deposited EUR 1,571,409.90 into a consignment account of the Ministry of Finance (Afdeling Consignatie) in order to fund the consignation upon which Epicor became the legal owner of the Scala ordinary shares. The admitted institutions (the banks through which the remaining individual shareholders hold their shares) have been requested by Euroclear to transfer the shares via the giro clearing system as maintained by NECIFEF (Nederlands Centraal Instituut voor Giraal Effectenverkeer) to the account established for this consignment purpose for payment of the corresponding amount out of the consignment account by the Ministry of Finance. Subsequently, the shares were transferred and the admitted institutions paid out such amounts to their clients (i.e. the former Scala shareholders). The process was completed by December 31, 2005.

The total purchase price of Scala as of December 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares, as described above, is summarized as follows (in thousands). The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

Epicor used working capital and funds available under a Credit Agreement in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and Emerging Issues Task Force (EITF) Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was largely completed as of December 31, 2005.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable	8,443
Property and equipment	1,406
Prepaid and other assets	5,910

Total tangible assets acquired	29,233
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	74,406
Accounts payable and accrued expenses	(21,345)
Accrued restructuring	(6,248)
Deferred revenue	(15,896)

Net assets acquired	$95,750

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million (including transaction costs of $0.2 million); $0.7 million was paid on February 18, 2004, $0.2 million was paid on February 18, 2005 and $0.2 million was paid on February 20, 2006. The group includes Platsoft, a value-added-reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statements of income from the date of acquisition.

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

Cash	$1,168
Transaction costs	228

Total purchase price	$1,396

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	406
Assumed liabilities	(1,380)

Net assets acquired	$1,396

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

Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairments	Total restructuring costs
Balance at December 31, 2002	$139	$3,868	$—	$4,007
2003 restructuring charges and other	—	937	—	937
ROI acquisition	986	707	192	1,885
Write-off of impaired assets	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	(3,291)

Balance at December 31, 2003	270	3,076	126	3,472
2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	1,699	4,050	—	5,749
2005 restructuring charges and other	359	—	—	359
Cash payments	(929)	(907)	—	(1,836)

Balance at December 31, 2005	1,129	3,143		4,272
Less: current portion	(1,129)	(1,683)	—	(2,812)

Total long-term accrued restructuring	$—	$1,460	$—	$1,460

2005 Restructuring Charges and Other

For the year ended December 31, 2005, the Company recorded restructuring charges of $359,000. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees or less than 1% of the Company’s workforce at that time, from various functions across the Company. As of December 31, 2005, all of these terminations had been completed.

2004 Restructuring Charges and Other

For the year ended December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of December 31,

2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At December 31, 2005, the remaining balance is $1,374,000 and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004, the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. The remaining balance of severance costs of $738,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. The remaining balance in facilities is $1,734,000. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At December 31, 2005, the balance of the ROI accrued restructuring is $25,000 representing facilities costs related to the closing of certain ROI offices.

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

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire. At December 31, 2005 the balance was zero.

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at December 31, 2005 is $42,000. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 (in millions, except percentages):

	December 31,		Change
	2005	2004	$	%
Revenues:
License fees	$77.1	$59.0	$18.1	30.5%
Consulting	73.7	56.9	16.8	29.5%
Maintenance	134.5	105.5	29.0	27.6%
Other	4.1	3.5	0.6	19.2%

Total revenues	$289.4	$224.9	$64.5	28.7%
Gross Profit Percent:
License fees	64.6%	68.6%
Consulting	20.4%	26.9%
Maintenance	79.0%	76.2%
Other	50.7%	39.5%
Amortization of intangible assets and capitalized software development costs	$11.8	$7.3	$4.5	60.5%
Percentage of total revenues	4.1%	3.3%
Gross profit	$173.2	$137.5	$35.7	26.0%
Percentage of total revenues	59.8%	61.2%
Sales and marketing	$61.0	$48.0	$13.0	27.2%
Percentage of total revenues	21.1%	21.3%
Software development	$28.5	$24.7	$3.8	15.0%
Percentage of total revenues	9.8%	11.0%
General and administrative	$42.1	$35.0	$7.1	20.0%
Percentage of total revenues	14.5%	15.6%
Provision for doubtful accounts	$1.5	$1.5	$0.0	4.0%
Percentage of total revenues	0.5%	0.7%
Stock-based compensation	$2.6	$2.6	$0.0	0.3%
Percentage of total revenues	0.9%	1.2%
Restructuring charges and other	$0.4	$2.4	$(2.0)	(84.9%)
Percentage of total revenues	0.1%	1.1%

Write-off of in-process R&D	$2.0	—	$2.0	100.0%
Percentage of total revenues	0.7%	—
Settlement of claim	$—	$(0.3)	$0.3	100.0%
Percentage of total revenues	—	(0.1%)
Provision (benefit) for income taxes	$(18.2)	$1.3	$(19.5)	(1,461.5%)
Effective tax rate	(53.6%)	5.2%
Net income	$52.0	$24.0	$28.0	117.1%
% of revenues	18.0%	10.7%
Other Data
EBITDA (1)	$52.3	$35.5	$16.8	47.3%
% of revenues	18.1%	15.8%

Other Data

(1)	The Company is providing the following non-GAAP financial measures because the Company believes that these figures are helpful in allowing individuals to assess the ongoing financial performance of the business. Therefore, the Company believes that this information is meaningful when considered in connection with the information contained in the GAAP presentation of financial information. EBITDA is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization, including the immediate write-off of in-process research and development. EBITDA is not defined under generally accepted accounting principles (GAAP), and it may not be comparable to similarly titled measures reported by other companies. The Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization. The Company believes it is useful to investors for the same reasons. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue (in thousands):

	Years ended December 31,
	2005	2004
Revenue	$289,413	$224,866
Net Income	52,035	23,969
Income taxes	(18,189)	1,336
Net interest (income) expense	236	(215)
Amortization of intangibles	12,340	7,498
Depreciation expense	3,925	2,949
In-process research and development	2,000	—

EBITDA	$52,347	$35,537

EBITDA % of revenues	18.1%	15.8%

Revenue

License fee revenues increased in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004. This increase is the result of an increase in average selling price of approximately 24% for the year ended December 31, 2005, as compared to the same period in 2004, which is attributable to the Company’s broad-based improvement across all businesses and products plus the contribution of license revenue from the Scala acquisition in June 2004 and the CRS acquisition in December 2005. For the year ended December 31, 2005, as compared to the same period in 2004, license revenues from Scala and CRS accounted for approximately $8.7 million and $0.7 million of the increase in license revenues, respectively. The Company expects license fee revenues for 2006 to increase in absolute dollars due to increased global distribution channels, and vertical market strength across manufacturing, services, distribution, hospitality and retail and the inclusion of CRS for the entire year.

Consulting revenues increased in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004. This increase is due to both the increase in license revenues, which has resulted in increased implementation engagements and the acquisitions of Scala and CRS. The acquisitions of Scala and CRS accounted for approximately $10.1 million and $1.5 million, respectively, in consulting revenues for the year ended December 31, 2005, as compared to the same period in 2004.

Maintenance revenues increased in absolute dollars for the year ended December 31, 2005, as compared to the same periods in 2004. This increase is due to higher than average retention rates on the Company’s product maintenance programs, which is due to strong releases, improved services and focused maintenance sales efforts, an increase in win backs, which is an existing customer whose maintenance had lapsed and has now renewed their maintenance, and to the acquisitions of Scala and CRS. The acquisitions of Scala accounted for approximately $18.3 million and $0.8 million, respectively, in maintenance revenues for the year ended December 31, 2005 as compared to the same period in 2004.

Other revenues consist primarily of resale of third-party hardware, sales of business forms and revenues from a Scala service center in Moscow that processes payroll transactions for third parties located in Russia. The increase in other revenues in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004, is due to other revenue generated by the payroll service center in Moscow and the acquisition of CRS offset by a reduction of third-party hardware sales in the U.S. The acquisitions of Scala and CRS accounted for approximately $0.7 million and $0.6 million, respectively, in other revenues for the year ended December 31, 2005 as compared to the same period in 2004.

International revenues, which are all non U.S. revenues, were $132.5 million and $92.4 million for the years December 31, 2005 and 2004, representing 45.8% and 41.1%, respectively, of total revenues. The increase in international revenues in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004, is due to the acquisition of Scala in June 2004, which accounted for approximately $35.3 million of the increase in international revenues and a foreign currency exchange rate impact of approximately $0.4 million. The remaining increase is primarily due to an increase in international license revenues, which is attributable to the Company’s broad-based improvement across all businesses and products. With significant international operations, the Company expects international revenues to continue to be approximately 30% to 40% of total revenues.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March 2005, the Scala Italy acquisition in April 2005 and the CRS acquisition in December 2005. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the years ended December 31, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $11.8 million and $7.3 million, respectively. The increase in amortization expense for the year ended December 31, 2005 as compared to the same period in 2004 is due to the additional amortization expense related to the Scala, Strongline and CRS acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2012.

Amortization of capitalized software development costs is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. For the years ended December 31, 2005 and December 31, 2004, the Company had no amortization expense related to capitalized software development costs as the Company’s capitalized software development costs were fully amortized in late 2003. The Company did not capitalize any software development costs for the year ended December 31, 2005, as no costs were eligible for capitalization.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software developments costs and acquired intangible assets. For the year ended December 31, 2005, as compared to the same period in 2004, cost of license fees increased primarily due to an increase in software royalties of $4.9 million on higher license revenues and an increase to amortization related to the inclusion of a full year of Scala, and the Strongline, Romania and CRS acquisitions which occurred in 2005. These acquisitions resulted in a decrease in the related gross profit.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the year ended December 31, 2005, as compared to the same period in 2004, primarily due to the acquisition of Scala in June 2004, which accounted for additional costs of $7.1 million and the acquisition of CRS, which added $1.2 million in additional costs. In addition, the Company increased headcount by 31% which resulted in additional salaries and related expenses, and incurred recruitment expenses of approximately $4.7 million. Overall however, consulting gross profit decreased due to the Company making an investment in human capital to address the growth of our service business.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the year ended December 31, 2005, cost of maintenance revenues increased $3.1 million due largely to (i) the acquisition of Scala, which accounted for additional maintenance costs of $2.5 million, (ii) the acquisition of CRS, which resulted in additional maintenance costs of $0.2 million and (iii) increased maintenance royalties of $0.7 million on higher maintenance revenues. Overall, gross profit increased due to verticalization of the support organization which resulted in a reduction in management costs and improved efficiencies based on best practices.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase for the year ended December 31, 2005, as compared to the same period in 2004, is primarily due to the Scala acquisition which accounted for $5.3 million in expenses, the acquisition of CRS which added $0.3 million, an increase in commission expense of $3.9 million as a result of increased license revenues and increased headcount and an increase of $0.8 million in additional advertising and trade show related costs. The remainder of the increase is primarily due to increased salaries and headcount related expenses. Sales and marketing expenses remained flat as a percentage of revenue for the year ended December 31, 2005, as compared to the same periods in 2004. The Company expects sales and marketing expenses to increase in absolute dollars in 2006 due to the inclusion of CRS for the entire year.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Historically, the majority of these expenses have been incurred by the Company in North America and Mexico, where the Company operates a development center. Beginning in the third quarter of 2004, the Company incurred software development cost in Russia, where Scala operates a development center. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the years ended December 31, 2005 and 2004, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the years ended December 31, 2005 and 2004 was insignificant.

Software development expenses increased in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004. The increase for the year ended December 31, 2005, as compared to the same period in 2004, is due to additional headcount related expenses from Scala of $3.7 million and from CRS in the amount of $0.2 million, offset by decreases in headcount related expenses as a result of the 2004 restructuring. Software development expenses decreased as a percentage of revenue due to the increase in license revenues for the year ended December 31, 2005, as compared to the same period in 2004. The Company expects software development to increase in absolute dollars in 2006 due to the inclusion of CRS expenses for the entire year.

General and Administrative

The increase in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004, is largely due to $7.5 million in additional expense related to the acquisition of Scala in June 2004 and $0.2 related to the CRS acquisition. This is offset by decreases in most areas of general and administrative due to the Company’s continued cost cutting efforts. The Company expects general and administrative expenses to increase in absolute dollars in 2006 due to the inclusion of CRS expenses for the entire year.

Provision for Doubtful Accounts

The provision for doubtful accounts remained flat for the year ended December 31, 2005, as compared to the same period in 2004. The Company’s days sales outstanding (DSO) for each quarter in 2005 and 2004 are set forth in the following table:

Quarter Ended:	2005	2004
March 31	61	57
June 30	55	64
September 30	59	54
December 31	76	71

The increases in the Company’s December 31, 2005 quarterly DSO as compared to 2004 are primarily due to the acquisition of CRS and an increase in large dollar accounts in our Vista and Scala products lines, as reflected in our higher selling price year over year. Some of the larger accounts were accompanied by larger customer procurement cycles contributing to an increase in the DSO.

Stock-Based Compensation

Stock-based compensation expense is related to restricted stock issued by the Company. Stock-based compensation expense for the years ended December 31, 2005 and 2004 was related to restricted stock issued as part of the 2001 stock option exchange program, 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003, 140,000 shares issued to certain executives in July 2005 and 60,000 shares issued to certain Vice Presidents in October 2005. For the years ended December 31, 2005 and 2004, stock-based compensation expense was $2.6 million.

Estimated future stock-based compensation expense to be charged to operations for 2006, 2007, 2008 and 2009 is as follows is as follows:

Years Ending December 31,	Restricted Stock Compensation Expense	FAS 123-R Stock Compensation Expense	Total
2006	$660,000	$2,469,000	$3,129,000
2007	660,000	1,998,000	2,658,000
2008	660,000	561,000	1,221,000
2009	415,000	41,000	456,000

Total estimated future stock-based compensation expense	$2,395,000	$5,069 000	$7,464,000

The above includes estimated stock-based compensation expense to be charged to expense as a result of the Company’s adoption of FAS 123-R, which requires expense recognition for the fair value of all share-based payments to employees effective for annual periods beginning after June 15, 2005. All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of December 31, 2005. On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $14.31 or higher. Options to purchase approximately 475,000 million shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms.

Write-off of In-Process Research and Development

Included in the Company’s operating results for the year ended December 31, 2005 is a charge of $2,000,000 for the write-off of the acquired in-process research and development expenses related to the CRS acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

The Company recorded a (benefit) provision for income taxes of $(18.2) million and $1.3 million for years ended December 31, 2005 and 2004, respectively. The effective income tax rates were (53.6)% and 5.2% for the years ended December 31, 2005 and 2004, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to the utilization of net operating losses that were previously subject to a valuation allowance and lower tax rates in foreign jurisdictions for year ended December 31, 2004, and, for the year ended December 31, 2005, primarily due to an income tax benefit from the release of the valuation allowance.

The Company had provided a valuation allowance of $93.8 million as of December 31, 2004 on 100% of its net deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. As previously disclosed, the Company continually assesses its valuation allowance related to the deferred tax assets. During 2005, the Company released the valuation allowance related to substantially all U.S. federal and state deferred tax assets and certain foreign deferred tax assets. For the remaining deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Although the Company has determined that a valuation allowance is no longer required with respect to the U.S. federal deferred tax asset, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of December 31, 2005, the Company would require approximately $124 million in cumulative future operating income to be generated at various times over approximately the next seventeen years to realize the net deferred tax assets. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company’s assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense and could have a significant impact on the Company’s earnings in future periods.

Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

The Company is currently under examination in various locations including the Netherlands, United Kingdom, and Hungary. The Company does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.

Going-forward into 2006, the Company expects to report an effective tax rate closer to the statutory rate as a direct result of its aforementioned 2005 release of its valuation allowance. The Company does not expect to incur significant cash tax payments until all anticipated net operating loss carry forwards are utilized.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003 (in millions, except percentages):

	December 31,		Change
	2004	2003	$	%
Revenues:
License fees	$59.0	$36.7	$22.3	60.8%
Consulting	56.9	38.8	18.1	46.5%
Maintenance	105.5	76.6	28.9	37.7%
Other	3.5	2.2	1.3	56.9%

Total revenues	$224.9	$154.3	$70.6	45.7%
Amortization of intangible assets and capitalized software development costs	$7.3	$7.1	$0.2	3.2%
Percentage of total revenues	3.3%	4.6%
Gross Profit Percent:
License fees	68.6%	62.4%
Consulting	26.9%	19.3%
Maintenance	76.2%	75.6%
Other	39.5%	39.6%
Gross profit	$137.5	$89.6	$47.9	53.5%
Percentage of total revenues	61.2%	58.1%
Sales and marketing	$48.0	$37.5	$10.5	27.8%
Percentage of total revenues	21.3%	24.3%
Software development	$24.7	$20.1	$4.6	23.3%
Percentage of total revenues	11.0%	13.0%
General and administrative	$35.0	$20.4	$14.6	71.6%
Percentage of total revenues	15.6%	13.2%
Provision for doubtful accounts	$1.5	$(1.0)	$2.5	(245.3%)
Percentage of total revenues	0.7%	(0.7%)
Stock-based compensation	$2.6	$3.3	$(0.7)	(21.6%)
Percentage of total revenues	1.2%	2.2%
Restructuring charges and other	$2.4	$0.9	$1.5	154.2%
Percentage of total revenues	1.1%	0.6%
Settlement of claim	$(0.3)	$—	$(0.3)	(100.0%)
Percentage of total revenues	(0.1%)	—
Provision for income taxes	$1.3	$0.4	$0.9	234.8%
Effective tax rate	5.2%	4.6%
Value of beneficial conversion related to preferred stock	$—	$0.2	$(0.2)	100.0%

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

Maintenance revenues increased in absolute dollars for the year ended December 31, 2004, as compared to the same periods in 2003. This increase is due to continued high renewal rates experienced by the Company’s customer base and to the acquisitions of ROI, Platsoft and Scala. The acquisitions of ROI, Platsoft and Scala added approximately $4.6 million, $0.9 million, and $19.7 million, respectively, in maintenance revenues for the year ended December 31, 2004, as compared to the same period in 2003.

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

International revenues, which are all non U.S. revenues, were $92.4 million and $45.9 million for the years December 31, 2004 and 2003, representing 41.1% and 29.5%, respectively, of total revenues. The increase in international revenues in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003, is due primarily to the acquisition of Scala in June 2004, which added $40.4 million in international revenues, and a foreign currency exchange rate impact of approximately $4.6 million. The foreign exchange impact is primarily the result of the strengthening of the British pound sterling against the U.S. dollar.

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

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software development costs and acquired intangible assets. For the year ended December 31, 2004, as compared to the same period in 2003, cost of license fees increased primarily due to an increase in software royalties of $4.3 million on higher license revenues. The increase in license revenues and the fixed nature of certain of the costs of license fees, specifically, amortization of acquired intangible assets, which were relatively flat quarter over quarter, resulted in an increase in the related gross profit.

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

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the year ended December 31, 2004, cost of maintenance revenues increased $6.9 million due largely to (i) the acquisition of ROI, which resulted in additional maintenance costs of $1.1 million, (ii) the acquisition of Scala, which resulted in additional maintenance costs of $2.6 million, (iii) the acquisition of Platsoft, which resulted in additional maintenance costs of $0.2 million, (iv) increased maintenance royalties of $1.2 million on higher maintenance revenues and (v) increased salaries of $1.7 million related to increased headcount and annual merit increases. While maintenance revenues did increase, maintenance gross profit remained relatively constant for the year ended December 31, 2004, as compared to the same period in 2003.

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

Provision for Doubtful Accounts

The increase in absolute dollars for the year ended December 31, 2004, as compared to the same period in 2003, is due to the acquisition of Scala in June 2004, which added approximately $0.8 million and an increase in the provision for doubtful accounts in the amount of $1.7 million in 2004, as compared to the $1.1 million benefit to the provision, recognized in 2003, as described more fully below.

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

The Company’s days sales outstanding (DSO) for each quarter in 2004 and 2003 are set forth in the following table:

Quarter Ended:	2004	2003
March 31	57	54
June 30	64	56
September 30	54	51
December 31	71	55

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

Provision for Income Taxes

The Company recorded a provision for income taxes for the year ended December 31, 2004 in the amount of $1,336,000 and a $399,000 provision for the year ended December 31, 2003. The provision for 2004 results from an alternative minimum tax liability after utilization of an alternative minimum tax loss carryforward and tax liabilities to foreign jurisdictions after utilizations of net operating loss carryforwards. The effective tax rate for the twelve months ended December 31, 2004 was 5.2% while the effective tax rate for the year ended December 31, 2003 was 4.6%. The effective tax rate is lower than the statutory U.S. federal income tax rate of 35%, primarily due to the utilization of net operating loss carryforwards that were previously subject to a valuation allowance. At December 31, 2004, the Company had provided a valuation allowance on 100% of its net deferred tax assets.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the year ended December 31, 2005 and 2004 (in millions):

	2005	2004
Cash and cash equivalents	$49.8	$53.7
Working capital (deficit)	23.9	(8.0)
Net cash provided by operating activities	37.7	27.7
Net cash used in investing activities	(131.7)	(40.9)
Net cash provided by financing activities	92.2	28.7
Long-term debt, less current portion	124.6	30.3

As of December 31, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of $49.8 million. The Company’s operations provided $37.7 million in cash during the year ended December 31, 2005. Significant operating cash outlays during the year ended December 31, 2005 included payment of 2004 bonuses and commissions. As of December 31, 2005, the Company had $4.3 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. The obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

The Company’s principal investing activities for the year ended December 31, 2005 included capital expenditures of $119.8 million associated with the acquisition of CRS, net investments of $3.3 million in short term investments, the acquisition of the remaining outstanding shares of Scala, including transaction costs, net of cash acquired for approximately $1.7 million, the acquisition of Scala Italy for $1.4 million, the Scala Romania acquisition for $1.3 million, and $3.4 million for capital expenditures. The Company anticipates non-acquisition related capital expenditures to be flat in 2006.

Financing activities for the year ended December 31, 2005 included payments of $6.2 million to acquire treasury stock as consideration for the Company’s payment of the required withholding taxes on the Company’s CEO Restricted Stock and $45.3 million in payments on long term debt. Cash provided by financing activities included proceeds of $140.1 million from the Company’s long-term credit facility, discussed below, proceeds from the issuance of stock under the employee stock purchase program of $1.3 million and proceeds from the exercise of employee stock options in the amount of $2.3 million.

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. The Company used funds generated from operations to make a discretionary $5 million principal payment on the credit facility in January 2005.

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions. This new facility also has an “accordion” feature that allowed the Company to increase the line of credit up to $125 million under certain conditions. At the time of closing this new facility, the Company had $25 million in outstanding borrowings. The proceeds from the new facility were used to payoff the balance owed on the prior line of credit, which was terminated in March of 2005 at the Company’s election.

The new facility was amended in April 2005 to allow borrowings in major foreign currencies. Interest payments are due quarterly and the principal balance is due at the maturity date in March of 2007. The Company can reduce the outstanding principal in whole or in part at its election without any prepayment penalties. The facility interest rate is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio (measured quarterly), at the Company’s option. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. The significant financial covenants are as follows:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. The Company used funds generated from operations to make discretionary $5 million principal payments on the new credit facility in April, July and October 2005, as described above. On November 21, 2005 the commitment was increased to $125 million and the Company borrowed $115 million available under the facility to acquire CRS.

As of December 31, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. Also, as of December 31, 2005, the credit facility had an outstanding balance of $124.4 million, which balance included multiple currency borrowings as part of the Company’s on going hedging strategy. From time to time the Company may borrow in foreign currencies to hedge its currency risks around the world.

By December 31, 2005, the Company paid $20 million of the $30 million of debt used to acquire Scala, with cash from operations. In January of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance to $119 million. At December 31, 2005 the interest rate was 6.03%. As a result of the additional borrowings, the Company’s leverage ratio increased effective December 31, 2005, and as a result the applicable margin for borrowings under the credit facility made after December 31, 2005 also increased.

On March 30, 2006, the Company syndicated a $100 million senior secured term loan facility and $100 million senior secured revolving credit facility with several financial institutions including KeyBank National Association. The new revolving credit facility also has an “accordion” feature that allows the Company to increase the line of credit up to $100 million under certain conditions and allows for borrowings in major foreign currencies. At the time of closing these facilities, the Company had $100 million in outstanding borrowings under the term loan facility and $22 million in outstanding borrowings under the revolving credit facility. The proceeds from these facilities were used to payoff the balance owed on the Company’s previous line of credit with several financial institutions, including KeyBank National Association, which was terminated on March 31, 2006 at the Company’s election.

Interest and minimum principal installments of $250,000 are payable quarter on the term loan facility. Any then unpaid principal on such facility is due at the facility’s maturity date in March of 2011. Interest payments on the revolving credit facility are payable quarterly and the principal balance for such facility is due at the facility’s maturity date in March of 2009.

The Company can reduce the outstanding principal under the revolving credit facility in whole or in part at its election without any prepayment penalties and under the term loan facility in whole or in part without any prepayment penalties after the first anniversary of the closing date of the facility. Voluntary prepayments made during the first anniversary of the term loan facility are subject to penalty equal to 1.0% of the amount prepaid. In certain circumstances, proceeds generated from asset sales and/or debt or securities issuances must be used to prepay the principal balance under the term loan facility. Interest for the facilities is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option; provided that the initial borrowing for each such facility must be based on the prime rate plus applicable margin for a 14-day period, in the case of the term loan, and 3-day period, in the case of the revolving loan, following the closing of such facilities. Borrowings under the facilities are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. The significant financial covenants are as follows:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, and certain acquisitions and dispositions of assets by the Company and the requirement that the Company maintain ratings with Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Group.

The interest rates applicable to the term loan and revolving credit facilities were 8.65% and 8.30%, respectively, at March 31, 2006. Each facility was initially drawn on March 31, 2006, and accordingly, the interest rate applicable to each was based on the prime rate plus applicable margin as required by the facilities as described above. Had the Company been permitted to convert the prime rate-based borrowings to LIBOR-based borrowings as of March 31, 2006, the applicable interest rates would have been 7.64% on the term loan facility and 7.54% on the revolving credit facility (assuming 6-month LIBOR-based rate).

The Company does not have any off-balance sheet arrangements.

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating and capital leases for office facilities and equipment, long-term debt and purchase obligations. As of December 31, 2005, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	1 Year and Less	2 –3 Years	4 –5 Years	Thereafter	Total
Operating and Capital Lease Obligations,
Net of Sublease Income	$12,881	$18,395	$9,830	$11,492	$52,598
Long-term Debt	100	124,639	—	—	124,739
Estimated Interest Payments	10,369	2,477	—	—	12,846
Purchase Obligations	6,523	—	—	—	6,523

Total Contractual Obligations	$29,873	$145,511	$9,830	$11,492	$196,706

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

As of December 31, 2005 the Company had cash and cash equivalents of $49.8 million. In addition, at such date, the Company did not have a material borrowing capacity. Additionally, for the year ended December 31, 2005, the Company had positive cash flows from operations of $37.7 million. The Company expects to generate positive cash flows from operations for 2006. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the year ended December 31, 2005 of $52.0 million. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Related Party Transaction

In December 2001, the Company entered into a management retention agreement with its CEO which both affirmed previously established severance benefits as contained in his original 1996 offer letter and also provides for his receipt of additional benefits in the event of a Change in Control of the Company as defined in the management retention agreement. Among other things, the agreement provides that in the event of a Change in Control during the CEO’s employment with the Company, or the involuntary termination of his employment as defined in the management retention agreement, any unpaid principal balance and accrued interest on any indebtedness of the CEO to the Company will be forgiven and any imputed income from such forgiveness would be grossed-up by the Company to account for the tax effect of such forgiveness. In the event of such forgiveness, the CEO is required to forfeit back to the Company any shares of restricted stock held by him as a result of his February 1996 restricted stock agreement with the Company to the extent the fair market value of the shares does not exceed the principal amount of forgiven indebtedness. As of December 31, 2002, the balance of the CEO’s indebtedness to the Company was $7.8 million. In February 2003, this indebtedness was repaid by the CEO with a combination of a cash payment of $3.6 million and the return of the two million shares of common stock. The market value of the shares on the repayment date was $2.13 per share. As of December 31, 2005, the Company’s CEO has no indebtedness to the Company.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America, and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia, and China. Epicor’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues to represent approximately 35% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of December 31, 2005, the Company had no open forward contracts or purchase options.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of Issue No. 03-1 has been delayed pending issuance of additional implementation guidance by the Financial Accounting Standards Board (FASB). The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, as currently drafted to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption or modified retrospective method. Under the modified prospective method, compensation expense will be recorded in the financial statements for (i) all awards granted after January 1, 2006 and the (ii) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under the modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has selected the modified prospective method for adoption. The Company is still evaluating the impact of SFAS 123-R, but based on current methodology, the Company expects stock-based compensation to be approximately $2.5 million for 2006.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At December 31, 2005, the Company had $49.8 million in cash and cash equivalents. Based on the investment interest rate and the balance as of December 31, 2005, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $498,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $125 million in variable rate debt outstanding at December 31, 2005. Based upon the variable rate debt outstanding as of December 31, 2005, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1,250,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and New Zealand. The Company did not have any foreign currency forward or option contracts open as of December 31, 2005. International revenues represented 45.8% and 41.1% of the Company’s total revenues for the year ended December 31, 2005 and 2004, respectively, and 33.9% and 32.9% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency gains and (losses) for the years ended December 31, 2005 and 2004 of $(1,200,000) and $1,700,000, respectively. For the year ended December 31, 2005 these transactional losses were primarily due to inter-company revenues and cost of sales. The fiscal year to date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $210,000 as of December 31, 2005 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets as of December 31, 2005 and 2004 (Restated)	61

Consolidated Statements of Operations for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	62

Consolidated Statements of Comprehensive Income for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	63

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	64

Consolidated Statements of Cash Flows for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	65

Notes to Consolidated Financial Statements	67

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	113

All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Epicor Software Corporation

Irvine, California:

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period December 31, 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 31, 2006

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
		(as Restated, see Note 16)
ASSETS
Current assets:
Cash and cash equivalents	$49,768	$53,711
Short term investments	3,271	—
Accounts receivable, net of allowance for doubtful accounts of $6,011 and $6,603 as of 2005 and 2004, respectively	67,728	55,296
Deferred income taxes	20,726	—
Inventory	4,572	253
Prepaid expenses and other current assets	6,759	6,466

Total current assets	152,824	115,726
Property and equipment, net	11,347	7,045
Deferred income taxes	22,449	—
Intangible assets, net	73,539	45,080
Goodwill	164,451	83,492
Other assets	4,341	4,406

	$428,951	$255,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,150	$10,437
Accrued compensation and payroll taxes	27,114	21,404
Other accrued expenses	29,595	26,372
Current portion of long-term debt	100	352
Current portion of accrued restructuring costs	2,812	3,287
Current portion of deferred revenue	57,183	61,872

Total current liabilities	128,954	123,724
Long-term debt, less current portion	124,639	30,264
Long-term portion of accrued restructuring costs	1,460	2,462
Long-term portion of deferred revenue	2,284	1,642
Long-term deferred income taxes	1,164	—

Total long-term liabilities	129,547	34,368
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series C and D convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, zero and 168,158 shares issued and outstanding as of 2005 and 2004	—	3,046
Common stock, $0.001 par value, 60,000,000 shares authorized, 55,730,610 and 53,155,638 shares issued and outstanding as of 2005 and 2004, respectively	56	53
Additional paid-in capital	338,534	308,264
Less: treasury stock at cost, 884,357 and 416,825 shares as of 2005 and 2004, respectively	(10,679)	(4,431)
Less: unamortized stock compensation expense	(2,395)	(2,379)
Accumulated other comprehensive (loss)	(1,053)	(848)
Accumulated deficit	(154,013)	(206,048)

Net stockholders’ equity	170,450	97,657

	$428,951	$255,749

See accompanying notes to the consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
		(as Restated, see Note 16)	(as Restated, see Note 16)
Revenues:
License fees	$77,052	$59,037	$36,715
Consulting	73,666	56,891	38,821
Maintenance	134,544	105,455	76,576
Other	4,151	3,483	2,220

Total revenues	289,413	224,866	154,332
Cost of revenues:
License fees	15,548	11,220	6,704
Consulting	58,640	41,580	31,330
Maintenance	28,212	25,114	18,254
Other	2,046	2,108	1,342
Amortization of intangible assets and capitalized software development costs	11,759	7,327	7,097

Total cost of revenues	116,205	87,349	64,727

Gross profit	173,208	137,517	89,605
Operating expenses:
Sales and marketing	61,034	47,975	37,537
Software development	28,454	24,736	20,058
General and administrative	42,087	35,043	20,424
Provision for doubtful accounts	1,544	1,485	(1,022)
Stock-based compensation	2,625	2,617	3,336
Restructuring charges and other	359	2,382	937
Write-off of in-process research and development	2,000	—	—
Settlement of claim	—	(284)	—

Total operating expenses	138,103	113,954	81,270

Income from operations	35,105	23,563	8,335
Other income (expense):
Interest income	1,235	819	748
Interest expense	(1,471)	(604)	(70)
Other income (expense)	(935)	1,698	(410)

Other income (expense), net	(1,171)	1,913	268

Income before income taxes	33,934	25,476	8,603
Provision (benefit) for income taxes	(18,189)	1,336	399
Minority interest in income of consolidated subsidiary	88	171	—

Net income	$52,035	$23,969	$8,204

Value of beneficial conversion related to preferred stock	—	—	(241)

Net income applicable to common stockholders	$52,035	$23,969	$7,963

Net income per share applicable to common stockholders:
Basic	$0.95	$0.47	$0.17
Diluted	$0.92	$0.45	$0.16
Weighted average common shares outstanding:
Basic	54,665	50,753	46,392
Diluted	56,574	53,714	49,509

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2005	2004	2003
		(as Restated, see Note 16)	(as Restated, see Note 16)
Net income applicable to common stockholders	$52,035	$23,969	$7,963
Foreign currency translation adjustment	(205)	(1,093)	2,550

Comprehensive income	$51,830	$22,876	$10,513

See accompanying notes to consolidated financial statements.

Epicor Software Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series C and D convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Unamortized Stock Compensation Expense	Notes Receivable From Officers	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Net Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance December 31, 2002, as previously reported	61,735	$4,859	44,456,173	$44	$246,936	58,347	$(87)	$(723)	$(7,796)	$(2,305)	$(237,142)	$3,786
Prior period adjustment (see Note 16)											(838)	(838)

Balance December 31, 2002 (as Restated, see Note 16)	61,735	$4,859	44,456,173	$44	$246,936	58,347	$(87)	$(723)	$(7,796)	$(2,305)	$(237,980)	$2,948
Issuance of preferred stock	300,000	5,323										5,323
Beneficial conversion option		241									(241)	—
Acquisition of treasury stock related to stock option exchange program						54,714	(235)					(235)
Issuance of restricted stock			3,000,000	3	7,727			(7,727)				3
Collection of notes receivable from officers			(2,000,000)	(2)	(4,258)				7,840			3,580
Interest accrued on notes receivable from officers									(44)			(44)
Excess options in acquisition					112							112
Stock-based compensation expense								3,321				3,321
Forfeiture of unvested restricted stock from terminated employees			(74,591)		(112)			127				15
Employee stock purchases			357,988		519							519
Exercise of stock options			490,651	1	1,164							1,165
Net income (as Restated, see Note 16)											8,204	8,204
Foreign currency translation adjustment (as Restated, see Note 16)										2,550		2,550

Balance December 31, 2003 (as Restated)	361,735	$10,423	46,230,221	$46	$252,088	113,061	$(322)	$(5,002)	$—	$245	$(230,017)	$27,461
Conversion of preferred stock	(193,577)	(7,377)	1,935,770	2	7,375							—
Acquisition of treasury stock related to stock option exchange program						303,764	(4,109)					(4,109)
Stock-based compensation expense								2,617				2,617
Shares issued for acquisition of Scala, net of issuance cost of $679			4,248,207	4	45,329							45,333
Forfeiture of unvested restricted stock from terminated employees			(4,102)		(6)			6				—
Employee stock purchases			134,329		1,086							1,086
Exercise of stock options			611,213	1	2,392							2,393
Net income (as Restated, see Note 16)											23,969	23,969
Foreign currency translation adjustment (as Restated, see Note 16)										(1,093)		(1,093)

Balance December 31, 2004 (as Restated)	168,158	$3,046	53,155,638	$53	$308,264	416,825	$(4,431)	$(2,379)	$—	(848)	$(206,048)	$97,657
Conversion of preferred stock	(168,158)	(3,046)	1,681,580	2	3,044							—
Acquisition of treasury stock related to stock option exchange program						467,532	(6,248)					(6,248)
Stock-based compensation expense								2,625				2,625
Issuance of restricted stock			200,000	—	2,643			(2,641)				2
Forfeiture of unvested restricted stock from terminated employees			(190)		—							—
Employee stock purchases			122,997	—	1,326							1,326
Exercise of stock options			570,585	1	2,298							2,299
Tax benefits of excess stock option deductions					20,959							20,959
Net income											52,035	52,035
Foreign currency translation adjustment										(205)		(205)

Balance December 31, 2005	—	$—	55,730,610	$56	$338,534	884,357	$(10,679)	$(2,395)	$—	$(1,053)	$(154,013)	$170,450

See accompanying notes to consolidated financial statements

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
		(as Restated, see Note 16)	(as Restated, see Note 16)
OPERATING ACTIVITIES
Net income applicable to shareholders	$52,035	$23,969	$7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,265	10,447	9,232
Stock-based compensation expense	2,625	2,617	3,336
Provision for doubtful accounts	1,544	1,485	(1,022)
Restructuring charges and other	359	2,382	937
Write-off of in-process R&D	2,000	—	—
Deferred income taxes	(41,179)	—	—
Tax benefits of excess stock option deductions	20,959	—	—
Settlement of claim	—	(284)	—
Interest accrued on notes receivable from officers	—	—	(44)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,707)	(18,729)	1,114
Prepaid expenses and other current assets	2,010	5,211	(285)
Other assets	573	(541)	(514)
Accounts payable	(4,339)	2,762	2,081
Accrued expenses, compensation and payroll taxes	(3,423)	(1,664)	(1,072)
Accrued restructuring costs	(1,687)	(6,416)	(3,507)
Deferred revenue	(4,333)	6,469	(1,295)

Net cash provided by operating activities	37,702	27,708	16,924

INVESTING ACTIVITIES
Purchases of property and equipment	(3,393)	(4,453)	(1,346)
Cash paid for acquisitions, net of cash acquired	(125,077)	(36,905)	(19,032)
Purchases of short-term investments	(12,271)	—	—
Sales of short-term investments	9,000	—	—
Decrease (increase) in restricted cash	—	501	(501)

Net cash used in investing activities	(131,741)	(40,857)	(20,879)

FINANCING ACTIVITIES
Proceeds from long-term debt	140,101	30,000	—
Proceeds from exercise of stock options	2,299	2,393	1,165
Proceeds from employee stock purchases	1,326	1,086	519
Net proceeds from issuance of restricted stock	—	—	3
Purchase of treasury stock	(6,248)	(4,109)	(235)
Costs to register shares issued for Scala acquisition	—	(679)	—
Issuance of preferred stock, net of transaction costs	—	—	5,323
Collections of notes receivable from officers	—	—	3,580
Principal payments on long term debt	(45,255)	—	(2,229)

Net cash provided by financing activities	92,223	28,691	8,126
Effect of exchange rates on cash	(2,127)	(712)	3,397

Net increase (decrease) in cash and cash equivalents	(3,943)	14,830	7,568
Cash and cash equivalents at beginning of year	53,711	38,881	31,313

Cash and cash equivalents at end of year	$49,768	$53,711	$38,881

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,458	$216	$92

Net income tax payments	$2,382	$702	$320

Beneficial conversion option	$—	$—	$241

NON CASH ITEMS:
Capital lease	$—	$599	$—

Purchases of property and equipment not paid during the period	$664	$—	$—

Common stock received in payment of notes receivable from officers	$—	$—	$4,260

Conversion of preferred stock into common stock	$3,046	$7,377	$—

See Note 3 for details of assets acquired and liabilities assumed in purchase transactions.

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

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

Restatement of Financial Statements

As detailed in Note 16 “Restatement of Financial Statements,” the Company has restated its historical consolidated financial statements for the years ended December 31, 2004 and 2003 to correct the Company’s allocation of revenue between license fees and maintenance in multiple element arrangements and the timing of the recognition of these revenues. In addition, as a result of evaluating the impact of the incorrect allocation of revenues and the timing of the recognition of such revenues in the years ended December 31, 2005 and 2004, the Company has restated the quarterly financial data for the year ended December 31, 2004 and through September 30, 2005, see Note 17.

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

Inventory

Inventories, which are comprised solely of finished goods, are stated at the lower of cost (first-in, first-out or “FIFO”) or market. Probable losses from obsolete and slow moving inventories are recorded when identified.

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

The Company enters into contractual arrangements with end users of its products that may include software licenses, maintenance services, consulting services, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

For multiple-element arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered element is maintenance services or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services’ VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (i.e. the maintenance services fees paid by the Company’s customers upon renewal).

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

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one week to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services based on sold separately data. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements revenue is recognized on a percentage-of-completion basis as measured by costs incurred to date as compared to total estimated costs to be incurred. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are met.

The Company has recorded unbilled consulting revenues totaling $851,000 and $885,000 at December 31, 2005 and 2004, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Hardware revenues: The Company resells third party hardware systems and related peripherals as part of an end-to-end solution requested by its customers. This revenue is included in Other Revenues on the Company’s consolidated statements of operations. Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company considers delivery to occur upon shipment of the product, so long as title and risk of loss have passed to the customer.

Software License Indemnification: The Company’s standard software license agreements contain an infringement indemnity clause under which we agree to defend, indemnify and hold harmless the Company’s customers and business partners against liability and damages arising from third party claims that the Company’s products violate or infringe the intellectual property rights of others. These clauses constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guars of Indebtedness of Others.” We have never lost a third party infringement claim and to date, the Company’s costs to defend such claims and/or lawsuits have been insignificant. Although it is possible that in the future third parties may claim that the Company’s current or potential future software solutions infringe on their intellectual property, we do not currently expect a significant impact on the Company’s business, operating results or financial condition from such claims.

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2005. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable from future cash flows. Based on the Company’s most recent analysis, the Company has concluded there is no impairment at December 31, 2005.

Software Development Costs

Software development costs are accounted for in accordance with Statement SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years. In addition to internally generated software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs within software development costs. Software development costs were fully amortized prior to 2005. Amortization of software development costs is included in cost of revenues and totaled $795,000 for the year ended December 31, 2003.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of the following:

•	DataWorks Corporation (DataWorks) acquisition in December 1998

•	Clarus asset purchase in December 2002

•	ROI acquisition in July 2003

•	TDC/T7 asset purchase in July 2003

•	Platsoft acquisition in February 2004

•	Scala acquisition in June 2004

•	Strongline acquisition in December 2004

•	Scala Romania in March 2005

•	Scala Italy in April 2005

•	CRS Retail Technology Group, Inc. (CRS) in December 2005

The intangible assets represent acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangible assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur. Amortization of intangible assets included in cost of revenues totaled $11,759,000 for the year ended December 31, 2005, $7,327,000 for the year ended December 31, 2004 and $7,097,000 for the year ended December 31, 2003. Amortization included in general and administration expenses totaled $581,000 for the year ended December 31, 2005, $171,000 for the year ended December 31, 2004 and $75,000 for the year ended December 31, 2003.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisition of ROI and TDC/T7 in July 2003, the acquisition of Platsoft in February 2004, the acquisition of Scala in June 2004, the acquisition of Strongline in April 2005 and the acquisition of CRS in December 2005. In accordance with SFAS No. 141, “Business Combinations” issued by FASB in July 2001, the Company has recorded these acquisitions using the purchase method of accounting. Also in July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested annually and written down when impaired. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company will test its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Advertising Costs

The Company expenses production costs of advertising upon the first showing of the advertisement. Other advertising costs are expensed as incurred. Advertising expense totaled $1,069,000 for 2005, $962,000 for 2004 and $842,000 for 2003.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the respective local country’s currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and (losses) are recorded in results of operations. For the years ended December 31, 2005, 2004 and 2003, the Company recorded translation gains (losses) of $(205,000), ($1,093,000) and $2,550,000, respectively, in accumulated other comprehensive income (loss). For the years ended December 31, 2005, 2004 and 2003 the Company realized transaction gains (losses) of ($1,207,000), $1,698,000 and ($414,000), respectively, in results of operations, primarily due to the strengthening of the Euro and the British pound.

The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of December 31, 2005, the Company had no open forward contracts or purchase options.

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to Value Added Resellers (VARs) and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2005 or 2004. Receivables from VARs, software distributors and end users are unsecured.

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

Basic and Diluted Net Income per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and the weighted average common equivalent of convertible preferred stock outstanding for the period, excluding shares of unvested restricted stock. The convertible preferred stock is included because the holders of the convertible preferred stock participate in any dividends paid on the Company’s common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. For the quarter ended June 30, 2004, the Company adopted EITF 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” and such adoption had no impact on the Company’s earnings per share calculation.

For the years ended December 31, 2005, 2004 and 2003 options to purchase 509,000, 529,000 and 537,000 shares, respectively, of common stock with a weighted average price of $15.07, $15.16 and $8.91, respectively, were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income applicable to common stockholders	$52,035	$23,969	$7,963
Basic:
Weighted average common shares outstanding	54,371	49,138	45,124
Weighted average common equivalent of convertible preferred stock	991	3,353	3,256
Weighted average common shares of unvested restricted stock	(697)	(1,738)	(1,988)

Shares used in the computation of basic net income per share	54,665	50,753	46,392

Net income per share applicable to common stockholders – basic	$0.95	$0.47	$0.17

Diluted:
Weighted average common shares outstanding	54,665	50,753	46,392
Stock options	1,594	2,096	1,708
Unvested restricted stock	315	865	1,409

Shares used in the computation of diluted net income per share	56,574	53,714	49,509

Net income per share applicable to common stockholders – diluted	$0.92	$0.45	$0.16

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

The Company regularly reviews its deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods.

Stock-Based Compensation

The Company applies with Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Shares of stock purchased under the Company’s stock purchase plan are deemed non-compensatory as the plan qualifies under Section 423 of the Internal Revenue Code. Accordingly, no compensation expense has been recognized for options issued to employees and stock issued under the stock purchase plan.

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income applicable to common stockholders as reported	$52,035	$23,969	$7,963
Stock-based compensation included in net income	2,625	2,617	3,336
Stock based employee compensation expense determined under fair value based method for all awards – net of tax	(8,431)	(5,503)	(4,850)

Net income – pro forma	$46,229	$21,083	$6,449

Net income per share applicable to common stockholders as reported:
Basic	$0.95	$0.47	$0.17

Diluted	$0.92	$0.45	$0.16

Net income per share applicable to common stockholders – pro forma:
Basic	$0.85	$0.42	$0.14

Diluted	$0.83	$0.39	$0.13

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

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows:

	Year Ended December 31,
	2005		2004		2003
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	4.0	0.5	4.4	0.5	3.7	0.5
Risk-free interest rate	3.8%	3.5%	3.2%	2.5%	2.4%	1.0%
Volatility	0.7	0.4	0.6	0.6	0.8	0.8
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Comprehensive Income

Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components. For the Company, the only components of total comprehensive income, other than net income, are the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity and unrealized gain loss associated with the short term investments.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidelines for the evaluation and determination of whether a loss on certain investments is other-than-temporary and requires certain additional disclosures pertaining to unrealized investment losses in a company’s financial statements. The effective date of the evaluation and measurement criteria of EITF Issue No. 03-1 has been delayed pending issuance of additional implementation guidance by the Financial Accounting Standards Board (FASB). The additional disclosure requirements, however, remain effective for annual periods ending after December 15, 2004. Management continues to monitor the FASB’s progress and does not currently expect the adoption of the evaluation and measurement criteria, as currently drafted to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption or modified retrospective method. Under the modified prospective method, compensation expense will be recorded in the financial statements for (i) all awards granted after January 1, 2006 and the (ii) future vesting of awards outstanding as of January 1, 2006. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under the modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has selected the modified prospective method for adoption. The Company is still evaluating the impact of SFAS 123-R, but based on current methodology, the Company expects stock-based compensation to be approximately $2.5 million for 2006.

Note 2. Composition of Certain Financial Statement Captions

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2005	2004
Computer equipment	$19,249	$23,255
Furniture, fixtures and equipment	6,205	5,512
Leasehold improvements	10,131	8,259

	35,585	37,026
Less accumulated depreciation and amortization	(24,238)	(29,981)

	$11,347	$7,045

The following summarizes the components of deferred revenue (in thousands):

	As of
	December 31, 2005	December 31, 2004
Deferred license fees	$576	$1,116
Deferred maintenance	54,290	56,121
Deferred consulting	4,601	6,277

	59,467	63,514
Less current portion	(57,183)	(61,872)

Total long term deferred revenue	$2,284	$1,642

Deferred software license fees have been deferred because one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance for unspecified software upgrades on a when-and-if available basis and technical support over a specified time and recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be provided beyond 2006.

Note 3. Acquisitions

CRS

On December 6, 2005, pursuant to a stock purchase agreement, the Company acquired approximately 96% of the outstanding capital stock of CRS Retail Technology Group, Inc. (CRS), a privately held company. The Company acquired the remaining 4% of the outstanding capital stock of CRS effective December 20, 2005. CRS is a provider of merchandising and point-of sale software solutions, hardware and services to the retail industry.

The total preliminary purchase price of CRS as of December 31, 2005 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,246

Total purchase price	$123,246

Epicor used working capital and funds available under a Credit Agreement (Note 6) in order to finance the acquisition.

In connection with the acquisition, the Company is considering closing one of the CRS facilities. This assessment is ongoing and is expected to be finalized by June 2006. Certain costs associated with such an action will result in an increase in the goodwill recorded in the transaction in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Business Combination.” The Company expects to incur additional transaction costs related to the acquisition, primarily legal and accounting costs, during the first quarter of 2006. These costs will also result in an increase in the amount of goodwill recorded in the transaction.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting and the results of CRS’s operations are included in the accompanying consolidated statement of operations from the December 6, 2005 acquisition date forward.

The preliminary purchase price was allocated to CRS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets. The fair value of assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	3,280

Total tangible assets acquired	23,323
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	78,201
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(1,215)
Other long-term liabilities	(3,545)

Net assets acquired	$123,246

Included in the Company’s operating results for the year ended December 31, 2005 is a charge of $2,000,000 for the write-off of the acquired in-process research and development expenses related to the CRS acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; they are expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to exiting products; one will be complete in mid 2006 and the other in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Goodwill recorded in this transaction is not deductible for tax purposes.

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1.5 million (including transaction costs of $0.2 million), of which approximately $1.0 million was paid at closing, $0.1 million paid in July 2005 and $0.1 million is to be paid in April 2006. The final payment, which was earned as of December 31, 2005, represents the amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base. Prior to the acquisition, Scala Italy had been a distributor of Scala’s products and related consulting services in Italy. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated entirely to Scala Italy’s intangible assets acquired based on their estimated fair values as of April 5, 2005 as no tangible assets or liabilities were assumed. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The following table summarizes the components of the purchase price (in thousands):

Cash	$1,163
Future payments, detailed above	108
Transaction costs	226

Total purchase price	$1,497

Fair value of intangible assets acquired:
Customer base	$770
Acquired technology	213
Covenant not to compete	20
Goodwill	494

Net assets acquired	$1,497

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $2.0 million (including transaction costs of $0.1 million), of which approximately $0.1 million was paid at closing and $1.5 million was paid May 31, 2005. The final payment represented a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The contingent earn-out was finalized on December 31, 2005 for $0.4 million and was paid on March 1, 2006. Prior to the acquisition, Scala Romania had been a distributor of Scala’s products and related consulting services in the Eastern European region. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

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

Cash	$1,561
Future payments, detailed above	390
Transaction costs	67

Total purchase price	$2,018

Fair value of tangible assets acquired:
Cash and marketable securities	$347
Accounts receivable	426
Property and equipment	79
Prepaid and other assets	118
Customer base	1,699
Covenant not to compete	56
Assumed liabilities	(707)

Net assets acquired	$2,018

The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of

$0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005, $0.5 million is to be paid on December 14, 2006 and a $1.3 million working capital adjustment as described below. Prior to the acquisition, Strongline had been a distributor of Scala’s products and related consulting services in the Denmark region. This acquisition is consistent with the Company’s efforts to strengthen its presence in the Nordic market and continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

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

Cash	$4,865
Future payments, detailed above	500
Transaction costs	104

Total purchase price	$5,469

Fair value of tangible assets acquired:
Cash and marketable securities	$1,750
Accounts receivable	872
Property and equipment	158
Prepaid and other assets	74
Customer base	1,851
Acquired technology	500
Trademark	100
Covenant not to compete	680
Goodwill	879
Assumed liabilities	(1,395)

Net assets acquired	$5,469

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Scala

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by Epicor. Therefore, as of August 9, 2005, the Company became the legal owner of all outstanding Scala shares.

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

Epicor began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from the remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, Epicor requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted Epicor’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by Epicor or Scala to tender their shares to Epicor in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the consignment as referred to below. On August 9, 2005, pursuant to the order of the Amsterdam Court of Appeal, the Company deposited EUR 1,571,409.90 into a consignment account of the Ministry of Finance (Afdeling Consignatie) in order to fund the consignation upon which Epicor became the legal owner of the Scala ordinary shares. The admitted institutions (the banks through which the remaining individual shareholders hold their shares) have been requested by Euroclear to transfer the shares via the giro clearing system as maintained by NECIFEF (Nederlands Centraal Instituut voor Giraal Effectenverkeer) to the account established for this consignment purpose for payment of the corresponding amount out of the consignment account by the Ministry of Finance. Subsequently, the shares were transferred and the admitted institutions paid out such amounts to their clients (i.e. the former Scala shareholders). The process was completed by December 31, 2005.

The total purchase price of Scala as of December 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares, as described above, is summarized as follows (in thousands). The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

Epicor used working capital and funds available under a Credit Agreement (Note 6) in order to finance the cash portion of the offer price.

In connection with the acquisition, the Company formulated a restructuring plan for the Scala operations. As a result, the Company recorded a liability of $6.2 million for the costs related to Scala facility closures and office consolidations and involuntary employee terminations. These liabilities were included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was largely completed as of December 31, 2005.

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

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable	8,443
Property and equipment	1,406
Prepaid and other assets	5,910

Total tangible assets acquired	29,233
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	74,406
Accounts payable and accrued expenses	(21,345)
Accrued restructuring	(6,248)
Deferred revenue	(15,896)

Net assets acquired	$95,750

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Platsoft

On February 18, 2004, the Company acquired all of the outstanding stock of the Quantum Group, Amida Limited, and Platsoft Limited (Platsoft) a privately held group of companies for approximately $1.4 million (including transaction costs of $0.2 million); $0.7 million was paid on February 18, 2004, $0.2 million was paid on February 18, 2005 and $0.2 million was paid on February 20, 2006. The group includes Platsoft, a value-added-reseller (VAR) that has been one of the Company’s leading resellers in the United Kingdom and Europe delivering integrated business solutions which enable companies to reduce their costs, improve profitability and benefit from Microsoft technologies. The Company plans to continue to develop and support Platsoft’s existing customer base to create new sales opportunities. The acquisition of Platsoft was driven by the continuing success of the Company’s products in the United Kingdom and the synergistic strengths of the two companies. Platsoft’s technical resources are expected to enhance the Company’s services efforts and the combined consulting and support resources will provide a critical mass that should benefit all of the Company’s customers. These factors contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill. The Company recorded the acquisition of Platsoft as a purchase in the first quarter of 2004 and the results of Platsoft operations are included in the accompanying consolidated statements of operations from the date of acquisition.

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

Cash	$1,168
Transaction costs	228

Total purchase price	$1,396

Fair value of tangible assets acquired	$1,267
Customer base	1,065
Covenant not to compete	38
Goodwill	406
Assumed liabilities	(1,380)

Net assets acquired	$1,396

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

Pro Forma Information

Actual results of operations of the companies acquired in 2005 and 2004 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisitions by Epicor of CRS, Strongline, and Scala using the purchase method as if they occurred on January 1, 2004 and 2005 and include amortization of identified intangibles, interest expense on debt incurred to finance the acquisitions, elimination of amortization and interest related to CRS debt and intangibles not assumed in the acquisition, and the write-off of in-process research and development. The pro forma impact of Scala Romania, Scala Italy, and Platsoft are not included as the impact of these acquisitions was not significant to the Company’s historical results of operations. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisitions occurred at that time. (in thousands, except per share data)

	(Unaudited) December 31,
	2005	2004
Total revenues	$343,022	$332,270
Net income	$43,810	$6,170
Net income per share:
Basic	$0.80	$0.12

Diluted	$0.77	$0.11

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the years ended December 31, 2005 and 2004 (in thousands):

Balance as of December 31, 2003	$10,841
Scala	72,245
Platsoft	406

Balance as of December 31, 2004	$83,492
Strongline goodwill	879
Additional Scala goodwill	2,161
Scala Italy goodwill	494
CRS goodwill	78,201
Reduction of ROI goodwill	(738)
Foreign currency translation	(38)

Balance as of December 31, 2005	$164,451

The Strongline goodwill is the result of the Company recording a working capital adjustment and management completing its analysis during the year of 2005 of the fair value of the assets acquired and the liabilities assumed. The additional Scala goodwill is the result of additional transaction costs incurred during 2005, the buy-out of the remaining outstanding shares and a liability for pre-acquisition tax contingencies (Note 3). The reduction of ROI goodwill is related to the release of the deferred tax asset and is in accordance with SFAS No. 109.

The Company added or allocated the following intangible assets as a result of acquisitions completed during 2005 and the Strongline adjustment and reallocation as discussed above (in thousands):

	Strongline	Scala Romania	Scala Italy	CRS	Other	Foreign Currency Translation	Total	Weighted Average Amortization Period
Acquired technology	$500	$—	$213	$26,700	$—	$—	$27,413	5 years
Customer base	(653)	1,699	770	6,000	1,208	(88)	8,936	7 years
Trademark	100	—	—	2,900	—	—	3,000	5 years
Covenant not to compete	680	56	20	800	9	—	1,565	1-2 years

Total	$627	$1,755	$1,003	$36,400	$1,217	$(88)	$40,914

These intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of December 31, 2005, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of December 31, 2005			As of December 31, 2004			Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$77,401	$31,095	$46,306	$49,988	$24,439	$25,549	5 years
Customer base	29,486	11,608	17,878	20,550	8,295	12,255	7 years
Trademark	10,290	2,589	7,701	7,290	1,071	6,219	5 years
Third party funded development agreement	950	583	367	950	203	747	3 years
Covenant not to compete	2,115	828	1,287	550	240	310	1-2 years

Total	$120,242	$46,703	$73,539	$79,328	$34,248	$45,080

Amortization expense of the Company’s intangible assets included in cost of revenues for the years ended December 31, 2005, 2004 and 2003 was $11,759,000, $7,327,000 and $7,097,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the years ended December 31, 2005 and 2004 was $581,000 and $171,000, respectively. Estimated amortization expense for 2006, 2007, 2008, 2009, 2010 and thereafter is approximately $18,222,000, $16,586,000, $15,542,000, $11,584,000, $8,433,000 and $3,172,000, respectively.

Note 5. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairments	Total restructuring costs
Balance at December 31, 2002	139	3,868	—	4,007
2003 restructuring charges and other	—	937	—	937
ROI acquisition	986	707	192	1,885
Write-off of impaired assets	—	—	(66)	(66)
Cash payments	(855)	(2,436)	—	(3,291)

Balance at December 31, 2003	270	3,076	126	3,472
2004 restructuring charges and other	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	1,699	4,050	—	5,749
2005 restructuring charges and other	359	—	—	359
Cash payments	(929)	(907)	—	(1,836)

Balance at December 31, 2005	1,129	3,143		4,272
Less: current portion	$(1,129)	$(1,683)	$—	$(2,812)

Total long-term accrued restructuring	$—	$1,460	$—	$1,460

2005 Restructuring Charges and Other

For the year ended December 31, 2005, the Company recorded restructuring charges of $359,000. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees or less than 1% of the Company’s workforce at that time, from various functions across the Company. As of December 31, 2005, all of these terminations had been completed.

2004 Restructuring Charges and Other

For the year ended December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of December 31, 2005, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At December 31, 2005, the remaining balance is $1,374,000 and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004 (Note 3), the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. The remaining balance of severance costs of $738,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. The remaining balance in facilities is $1,734,000. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2003 ROI Acquisition

In connection with the Company’s acquisition of ROI on July 8, 2003, the Company assumed a liability of $1,885,000 for the restructuring costs associated with the ROI reduction in workforce and the closure of certain ROI offices. This liability represents $986,000 for separation costs for terminated employees, $707,000 for the closing of certain of ROI’s facilities and $192,000 for asset impairment. In conjunction with the acquisition, 41 ROI employees or 26% of the ROI workforce were terminated from all functional areas. At December 31, 2005, the balance of the ROI accrued restructuring is $25,000 representing facilities costs related to the closing of certain ROI offices.

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

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire. At December 31, 2005 the balance was zero.

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at December 31, 2005 is $42,000. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

Note 6. Revolving Credit Facility and Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Term loan	$124,438	$30,000
Other	301	616

	124,739	30,616
Less current portion	(100)	(352)

Total long-term debt	$124,639	$30,264

In January 2004, the Company entered into a two year $15 million senior revolving credit facility with a financial institution. On May 26, 2004, the revolving credit facility was amended to increase the loan commitment under the facility to $30 million. In connection with the Scala acquisition, the Company borrowed $30 million available under this credit facility. The Company used funds generated from operations to make a discretionary $5 million principal payment on the credit facility in January 2005.

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions. This new facility also has an “accordion” feature that allowed the Company to increase the line of credit up to $125 million under certain conditions. At the time of closing this new facility, the Company had $25 million in outstanding borrowings. The proceeds from the new facility were used to payoff the balance owed on the prior line of credit, which was terminated in March of 2005 at the Company’s election.

The new facility was amended in April 2005 to allow borrowings in major foreign currencies. Interest payments are due quarterly and the principal balance is due at the maturity date in March of 2007. The Company can reduce the outstanding principal in whole or in part at its election without any prepayment penalties. The facility interest rate is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio (measured quarterly), at the Company’s option. Borrowings under the facility are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. The significant financial covenants are as follows:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, repurchases of securities and certain acquisitions and dispositions of assets by the Company. The Company used funds generated from operations to make discretionary $5 million principal payments on the new credit facility in April, July and October 2005, as described above. On November 21, 2005 the commitment was increased to $125 million and the Company borrowed $115 million available under the facility to acquire CRS.

As of December 31, 2005, the Company was in compliance with all covenants included in the terms of the credit agreement. Also, as of December 31, 2005, the credit facility had an outstanding balance of $124.4 million, which balance included multiple currency borrowings as part of the Company’s on going hedging strategy. From time to time the Company may borrow in foreign currencies to hedge its currency risks around the world.

By December 31, 2005, the Company paid $20 million of the $30 million of debt used to acquire Scala, with cash from operations. In January of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance to $119 million. At December 31, 2005 the interest rate was 6.03%. As a result of the additional borrowings, the Company’s leverage ratio increased effective December 31, 2005, and as a result the applicable margin for borrowings under the credit facility made after December 31, 2005 also increased.

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

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2006	$100	$15,674	$2,793	$12,981
2007	96	12,228	2,689	9,635
2008	—	11,575	2,719	8,856
2009	—	7,427	1,837	5,590
2010	—	4,240	—	4,240
Thereafter	—	11,492	—	11,492

Total	$196	$62,636	$10,038	$52,794

Less amount representing interest	10	—	—	10

	$186	$62,636	$10,038	$52,784

Rental expense under operating leases, net of sublease income, was $8,725,000 for 2005, $6,878,000 for 2004 and $5,266,000 for 2003.

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 12 month’s base salary and bonus in the event the Company terminates the executive without cause. The agreements also call for such payments as well as the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended December 31, 2005 is not considered significant to the Company’s financial position, results of operations or cash flows.

Litigation

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8. Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$888	$361	$359
State	369	66	40
Foreign	1,119	909	—

Total	2,376	1,336	399

Deferred:
Federal	8,534	7,531	4,018
State	1,317	4,841	962
Foreign	(128)	2,709	488
Valuation Allowance	(30,288)	(15,081)	(5,468)

Total	(20,565)	—	—

Total	$(18,189)	$1,336	$399

The income (loss) before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal	$18,346	$17,818	$7,754
Foreign	15,588	7,658	849

Total	$33,934	$25,476	$8,603

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) computed at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(15.1%)	(11.0%)	—
State and Local Taxes, Net of Fed Benefit	(3.4%)	—	—
Write-off of In-Process R&D	2.1%	—	—
Current year R&D credit	—	(1.0%)	(2.0%)
Excess officers compensation	2.9%	4.0%	10.0%
Other	4.0%	4.0%	2.0%
Valuation allowance	(79.1%)	(25.8%)	(40.4%)

Total	(53.6%)	5.2%	4.6%

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Net operating loss carryforwards	$86,700	$81,877
Other accruals and reserves	7,489	3,315
Deferred revenue	2,039	1,387
Allowance for doubtful accounts	1,491	1,386
Research credit carryforward	1,988	8,263
Other credit carryforwards	1,462	593
Accrued restructuring costs	1,143	1,966
Depreciation	2,304	1,634
State taxes	(1,425)	—
Purchased intangibles	(20,343)	(6,615)
Valuation allowance	(40,837)	(93,806)

Total	$42,011	$—

The Company had provided a valuation allowance of $93.8 million as of December 31, 2004 on 100% of its net deferred tax assets as it had been determined that it was more likely than not that the deferred tax assets would not be realized. As previously disclosed, the Company had been assessing its valuation allowance related to the deferred tax assets. During 2005, the Company released the valuation allowance related to substantially all U.S. federal and state deferred tax assets and certain foreign deferred tax assets. For the remaining deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to determine that realization of such deferred tax assets is more likely than not to occur.

Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. The valuation allowance related to Scala’s pre-acquisition deferred tax assets is approximately $13.8 million at December 31, 2005. Such amount will be credited to goodwill if or when the valuation allowance reverses.

The Company has U.S. federal, state and foreign net operating loss carryforwards as of December 31, 2005 of approximately $124.3 million, $65.4 million and $134.4 million, respectively. The federal and state losses expire in the years 2006 through 2022. Approximately $28.0 million of the U.S. federal NOL is subject to annual limitations on utilization pursuant to section 382 of the Internal Revenue Code. The foreign losses generally have no expiration date. In addition, the Company has approximately $2.0 million of federal and state research and development credit carryforwards that expire in the years 2006 through 2025.

U.S. deferred income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries at December 31, 2005. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23. It is not practical to calculate the deferred taxes on these earnings.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

Note 9. Stock Plans

Stock Option Plans

The Company has a total of eight stock option plans and has available a total of 3,641,460 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, and directors of the Company as of December 31, 2005. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. In December 2005, the Company accelerated the vesting of all existing “underwater” or “out of the money” stock options with a strike price of $14.31 or higher. Stock options issued with an exercise price of $14.31 or higher and unvested are now all vested and may be exercised and traded subject to any other limitations such as company black out periods.

The Company has an Employee Stock Purchase Plan (the Purchase Plan) authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The Purchase Plan permits employees to purchase common stock at a price equal to 85% of the fair market value at the beginning or end of a six-month offering period, whichever is lower. As of December 31, 2005, 615,314 shares have been issued under this plan.

The following is a summary of activity under the stock option plans:

	Year Ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,127,333	$6.68	3,443,614	$3.26	3,305,771	$3.71
Granted	155,500	12.40	1,535,000	12.98	1,197,150	3.89
Exercised	(570,585)	4.03	(611,213)	3.91	(490,651)	2.37
Expired or canceled	(249,267)	9.88	(240,068)	4.95	(568,656)	7.95

Outstanding, end of period	3,462,981	$7.14	4,127,333	$6.68	3,443,614	$3.26

Options exercisable	2,262,492	$6.68	1,406,015	$3.25	1,161,247	$4.11

For the options granted during the years ended December 31, 2005, 2004 and 2003, the weighted average fair value on the date of grant was $4.86, $6.46 and $2.32, per option, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.75 to 1.13	130,437	5.61	$1.04	130,312	$1.04
1.14 to 1.49	597,027	5.64	1.15	592,277	1.15
1.50 to 3.48	681,531	6.71	2.26	357,533	2.23
3.65 to 3.94	252,025	6.64	3.66	158,275	3.66
4.06 to 4.71	86,785	6.35	4.52	55,661	4.44
6.00 to 7.56	146,155	7.14	6.21	72,473	6.76
7.62 to 10.89	295,746	8.28	10.28	96,215	10.18
11.10 to 11.89	87,319	2.60	11.54	83,726	11.54
12.03 to 23.50	1,185,956	8.53	13.64	716,020	14.33

	3,462,981	7.14	$7.16	2,262,492	$6.68

Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such Common Stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vests over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of $15,000, $254,000 and $336,000, respectively, related to this restricted stock.

Restricted Stock Grants

In July 2005, the Company granted to certain executives the right to receive 140,000 shares of restricted stock for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain Vice Presidents the right to receive 60,000 shares of restricted stock for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the each of the grant dates of the restricted shares issued, the Company recorded stock compensation expense related to these grants of $247,000 for the year ended December 31, 2005.

Future Stock-Based Compensation

Estimated future stock-based compensation expense to be charged to operations for 2006, 2007, 2008 and 2009 is as follows is as follows:

Years Ending December 31,	Restricted Stock Compensation Expense	FAS 123-R Stock Compensation Expense	Total
2006	$660,000	$2,469,000	$3,129,000
2007	660,000	1,998,000	2,658,000
2008	660,000	561,000	1,221,000
2009	415,000	41,000	456,000

Total estimated future stock-based compensation expense	$2,395,000	$5,069,000	$7,464,000

The above includes estimated stock-based compensation expense to be charged to expense as a result of the Company’s adoption of FAS 123-R, which requires expense recognition for the fair value of all share-based payments to employees effective for annual periods beginning after June 15, 2005. All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of December 31, 2005. On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $14.31 or higher. Options to purchase approximately 475,000 million shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms.

The breakdown of the total stock-based compensation charge for the stock option exchange program, the restricted shares issued to certain executives and Vice Presidents, and the issuance of restricted shares to the Company’s CEO (Note 13) for the years ended December 31, 2005, 2004 and 2003 by the Company’s operating functions is as follows:

	Year Ended December 31,
	2005	2004	2003
Cost of revenues	$4,000	$79,000	$102,000
Sales and marketing	4,000	63,000	69,000
Software development	1,000	9,000	28,000
General and administrative	2,616,000	2,466,000	3,137,000

Total compensation expense	$2,625,000	$2,617,000	$3,336,000

Note 10. Common Stock

As of December 31, 2005, the total number of reserved shares of common stock remaining for future issuance is as follows:

Stock Option Plans	3,006,774
Employee Stock Purchase Plan	634,686

3,641,460

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

Note 11. Preferred Stock

Series C

On May 26, 1995, the Company issued 231,598 shares of newly created Series C Preferred Stock. The preferred shares were issued at a price of $78.70 per share. Such Series C preferred stock was convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. These shares have been fully converted as of December 31, 2005 with the final conversion of the remaining 61,735 shares completed on November 12, 2004. These shares were converted on a ten-for-one basis to 617,350 shares of common stock.

Series D

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

Following the conversions of the Series C and Series D preferred stock, the Company has no outstanding preferred stock.

Note 12. Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 and the issuance of restricted shares to the Company’s CEO (Note 13). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of the required withholding taxes. As of December 31, 2005, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during the years ended December 31, 2005 and 2004:

Vesting Date	Shares acquired	Value of Shares
January 26, 2004	10,017	$172,000
April 26, 2004	8,707	126,000
June 30, 2004	89,368	1,255,620
July 26, 2004	8,468	93,000
September 30, 2004	89,367	1,075,085
October 26, 2004	8,469	128,807
December 31, 2004	89,368	1,259,195
January 26, 2005	10,066	141,000
March 31, 2005	114,366	1,494,000
June 30, 2005	114,366	1,509,000
September 30, 2005	114,367	1,487,000
December 31, 2005	114,367	1,617,000

Note 13. Related Party Transactions

Restricted Stock - CEO

In February 1996, the Company’s CEO purchased 2,000,000 shares of restricted stock at a purchase price of $3.50 per share, the then fair market value of the Company’s common stock. As payment for the restricted stock, the Company executed a secured five-year full recourse promissory note in the principal amount of $3,500,000, bearing interest at 6% per annum, and an unsecured five-year full recourse promissory note also in the principal amount of $3,500,000, bearing interest at the rate of 6% per annum. In April 1998, the Board of Directors forgave any interest accrued or to be accrued on such notes. In February 2001, the Company extended the due date on both loans to February 2003. In consideration for the extension, interest on the notes was reinstated at a then market rate of 6% per annum from the date of the extension, with principal and interest due and payable upon maturity of the notes in February 2003. In 2003, the Company recorded interest income of $44,000 related to these notes.

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

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $2,364,000 and $2,364,000 for the years ended December 31, 2005 and 2004, respectively. The restricted stock is fully vested as of December 31, 2005, and there is no future compensation expense related to these shares.

Restricted Stock – Other Executives

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

Operating segment data for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Year Ended December 31, 2005:
Revenues	$77,052	$73,666	$134,544	$4,151	$289,413
Cost of revenues	27,307	58,640	28,212	2,046	116,205

Gross Profit	$49,745	$15,026	$106,332	$2,105	$173,208

Year Ended December 31, 2004:
Revenues	$59,037	$56,891	$105,455	$3,483	$224,866
Cost of revenues	18,547	41,580	25,114	2,108	87,349

Gross Profit	$40,490	$15,311	$80,341	$1,375	$137,517

Year Ended December 31, 2003:
Revenues	$36,715	$38,821	$76,576	$2,220	$154,332
Cost of revenues	13,801	31,330	18,254	1,342	64,727

Gross Profit	$22,914	$7,491	$58,322	$878	$89,605

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	North America	Europe	Australia and New Zealand	Asia	Other	Consolidated
Year Ended December 31, 2005:
Revenues	$168,895	$90,639	$9,197	$18,062	$2,620	$289,413
Identifiable assets	260,750	150,841	3,421	11,368	2,571	428,951
Year Ended December 31, 2004:
Revenues	$142,361	$60,940	$6,933	$11,060	$3,572	$224,866
Identifiable assets	76,196	155,431	7,823	13,274	3,025	255,749
Year Ended December 31, 2003:
Revenues	$118,429	$27,624	$5,948	$2,277	$54	$154,332
Identifiable assets	66,464	23,320	9,373	2,637	429	102,223

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract. No single customer accounts for greater than 10% of revenues.

Note 16. Restatement of Financial Statements

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management determined that it had not properly applied certain accounting guidance contained in the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect To Certain Transactions. Specifically, the Company had improperly applied the residual method under SOP 98-9, and as a result the Company determined that it had incorrectly allocated revenue between license fees and maintenance in multiple element arrangements.

The Company has restated the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 to correct the Company’s allocation of revenue between license fees and maintenance in multiple element arrangements and the timing of the recognition of such revenues.

Consolidated Statements of Operations

The following table sets forth the effects of the Restatement on the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003
License fee revenues - as previously reported	$61,869	$38,700
Impact of restatement	(2,832)	(1,985)

License fee revenues - as restated	$59,037	$36,715

Maintenance revenues - as previously reported	$103,967	$75,681
Impact of restatement	1,488	895

Maintenance revenues - as restated	$105,455	$76,576

Total revenues - as previously reported	$226,210	$155,422
Impact of restatement	(1,344)	(1,090)

Total revenues - as restated	$224,866	$154,332

Gross profit - as previously reported	$138,861	$90,695
Impact of restatement	(1,344)	(1,090)

Gross profit - as restated	$137,517	$89,605

Operating income - as previously reported	$24,907	$9,425
Impact of restatement	(1,344)	(1,090)

Operating income - as restated	$23,563	$8,335

Net income applicable to common stockholders - as previously reported	$25,313	$9,053
Impact of restatement	(1,344)	(1,090)

Net income applicable to common stockholders - as restated	$23,969	$7,963

Net income per applicable to common stockholders - basic - as previously reported	$0.50	$0.21
Impact of restatement	(0.03)	(0.04)

Net income per share applicable to common stockholders - basic - as restated	$0.47	$0.17

Net income per share applicable to common stockholders - diluted - as previously reported	$0.47	$0.18
Impact of restatement	(0.02)	(0.02)

Net income per share applicable to common stockholders - diluted - as restated	$0.45	$0.16

Consolidated Balance Sheet

The following table sets forth the effects of the Restatement on the Consolidated Balance Sheet for the year ended December 31, 2004 (in thousands):

Selected Balance Sheet Data at December 31, 2004:	As Previously Reported	Adjustments	As Restated
Deferred revenue	$60,212	$3,302	63,514
Total liabilities	154,790	3,302	158,092
Accumulated other comprehensive loss	(818)	(30)	(848)
Accumulated deficit	(202,776)	(3,272)	(206,048)
Net stockholders’ equity	100,959	(3,302)	97,657

Note 17. Selected Quarterly Information (Unaudited)

The following tables set forth below include the unaudited “as restated” amounts resulting from the restatement (see Note 16) of the Company’s financial statements for the first three quarters of the year ended December 31, 2005 and all of the quarters for the year ended December 31, 2004 from amounts previously reported. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
License fee revenues - as previously reported	$16,738	$19,028	$18,271
Impact of restatement	(1,065)	(659)	(917)

License fee revenues - as restated/reported	$15,673	$18,369	$17,354	$25,656

Maintenance revenues - as previously reported	$32,735	$32,815	$32,849
Impact of restatement	511	673	730

Maintenance revenues - as restated/reported	$33,246	$33,488	$33,579	$34,231

Total revenues - as previously reported	$67,338	$71,009	$70,135
Impact of restatement	(554)	14	(187)

Total revenues - as restated/reported	$66,784	$71,023	$69,948	$81,658

Gross profit - as previously reported	$39,841	$42,758	$42,145
Impact of restatement	(554)	14	(187)

Gross profit - as restated/reported	$39,287	$42,772	$41,958	$49,191

Operating income - as previously reported	$7,194	$10,969	$9,713
Impact of restatement	(554)	14	(187)

Operating income - as restated/reported	$6,640	$10,983	$9,526	$7,956

Net income - as previously reported	$6,291	$28,235	$8,987
Impact of restatement	(554)	1,319	(187)

Net income - as restated/reported	$5,737	$29,554	$8,800	$7,944

Net income per share - basic - as previously reported	$0.12	$0.52	$0.16
Impact of restatement	(0.01)	0.02	0.00

Net income - basic - as restated/reported	$0.11	$0.54	$0.16	$0.14

Net income per share - diluted - as previously reported	$0.11	$0.50	$0.16
Impact of restatement	(0.01)	0.02	—

Net income - diluted - as restated/reported	$0.10	$0.52	$0.16	$0.14

Shares outstanding - basic	53,973	54,486	54,938	55,245
Shares outstanding - diluted	56,614	56,592	56,500	56,573

Significant to the second quarter of 2005 and the fourth quarter of 2005 are the release of discrete tax items of $19,917,000 and $1,562,000. Additionally, the fourth quarter of 2005 includes the results of CRS from the date of acquisition of December 6, 2005.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
License fee revenues - as previously reported	$10,448	$12,247	$15,295	$23,879
Impact of restatement	(377)	(600)	(648)	(1,207)

License fee revenues - as restated	$10,071	$11,647	$14,647	$22,672

Maintenance revenues - as previously reported	$20,557	$22,510	$30,104	$30,796
Impact of restatement	335	360	382	411

Maintenance revenues - as restated	$20,892	$22,870	$30,486	$31,207

Total revenues - as previously reported	$43,360	$48,620	$62,180	$72,050
Impact of restatement	(42)	(240)	(266)	(796)

Total revenues - as restated	$43,318	$48,380	$61,914	$71,254

Gross profit - as previously reported	$26,239	$29,147	$37,414	$46,061
Impact of restatement	(42)	(240)	(266)	(796)

Gross profit - as restated	$26,197	$28,907	$37,148	$45,265

Operating income - as previously reported	$3,438	$5,648	$6,337	$9,484
Impact of restatement	(42)	(240)	(266)	(796)

Operating income - as restated	$3,396	$5,408	$6,071	$8,688

Net income - as previously reported	$3,518	$5,559	$6,291	$9,945
Impact of restatement	(42)	(240)	(266)	(796)

Net income - as restated	$3,476	$5,319	$6,025	$9,149

Net income per share - basic - as previously reported	$0.07	$0.11	$0.12	$0.19
Impact of restatement	0.00	(0.00)	(0.01)	(0.01)

Net income - basic - as restated	$0.07	$0.11	$0.11	$0.18

Net income per share - diluted - as previously reported	$0.07	$0.11	$0.11	$0.18
Impact of restatement	—	(0.01)	—	(0.01)

Net income - diluted - as restated	$0.07	$0.10	$0.11	$0.17

Shares outstanding - basic	47,807	48,835	52,892	53,423
Shares outstanding - diluted	52,007	52,564	56,227	55,577

Significant to the first, second and fourth quarters of the year ended December 31, 2004 are restructuring charges of $1,217,000, $685,000 and $480,000, respectively, and results of Scala from the date of acquisition of June 18, 2004.

Note 18. Subsequent Event (Unaudited)

On March 30, 2006, the Company syndicated a $100 million senior secured term loan facility and $100 million senior secured revolving credit facility with several financial institutions including KeyBank National Association. The new revolving credit facility also has an “accordion” feature that allows the Company to increase the line of credit up to $100 million under certain conditions and allows for borrowings in major foreign currencies. At the time of closing these facilities, the Company had $100 million in outstanding borrowings under the term loan facility and $22 million in outstanding borrowings under the revolving credit facility. The proceeds from these facilities were used to payoff the balance owed on the Company’s previous line of credit with several financial institutions, including KeyBank National Association, which was terminated on March 31, 2006 at the Company’s election.

Interest and minimum principal installments of $250,000 are payable quarter on the term loan facility. Any then unpaid principal on such facility is due at the facility’s maturity date in March of 2011. Interest payments on the revolving credit facility are payable quarterly and the principal balance for such facility is due at the facility’s maturity date in March of 2009.

The Company can reduce the outstanding principal under the revolving credit facility in whole or in part at its election without any prepayment penalties and under the term loan facility in whole or in part without any prepayment penalties after the first anniversary of the closing date of the facility. Voluntary prepayments made during the first anniversary of the term loan facility are subject to penalty equal to 1.0% of the amount prepaid. In certain circumstances, proceeds generated from asset sales and/or debt or securities issuances must be used to prepay the principal balance under the term loan facility. Interest for the facilities is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option; provided that the initial borrowing for each such facility must be based on the prime rate plus applicable margin for a 14-day period, in the case of the term loan, and 3-day period, in the case of the revolving loan, following the closing of such facilities. Borrowings under the facilities are secured by substantially all of the Company’s assets. The Company is required to comply with various financial covenants. The significant financial covenants are as follows:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA)

•	Achieving minimum funded debt to EBITDA ratios

•	Achieving minimum fixed charge coverage ratios

•	Maintaining minimum cash balances through maturity

Additional material covenants under the agreement include limitations on the Company’s indebtedness, liens on Company assets, guarantees, investments, dividends, and certain acquisitions and dispositions of assets by the Company and the requirement that the Company maintain ratings with Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Group.

The interest rates applicable to the term loan and revolving credit facilities were 8.65% and 8.30%, respectively, at March 31, 2006. Each facility was initially drawn on March 31, 2006, and accordingly, the interest rate applicable to each was based on the prime rate plus applicable margin as required by the facilities as described above. Had the Company been permitted to convert the prime rate-based borrowings to LIBOR-based borrowings as of March 31, 2006, the applicable interest rates would have been 7.64% on the term loan facility and 7.54% on the revolving credit facility (assuming 6-month LIBOR-based rate).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation and solely as a result of the material weakness described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) were not effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As described below, the Company executed a plan in the fourth fiscal quarter of 2005 and the first quarter of fiscal year 2006 to remediate the material weakness described below. As a result of the remediation plan, and provided that the newly implemented controls operate as designed (which the Company will initially test as part of its regular quarter end procedures in connection with the filing of its Form 10-Q for the quarter ended March 31, 2006), the Company believes that, as of the date of this filing, it has fully remediated the material weakness which caused the Company to conclude that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) were not effective.

In the Company’s Annual Reports on Form 10-K for the year ended December 31, 2004 and December 31, 2003 and Quarterly Reports on Form 10-Q for the fiscal quarters in 2003, 2004 and through September 30, 2005, management concluded that our disclosure controls and procedures were effective as of the end of the periods covered by the those reports. Subsequently, management identified the material weakness identified below. This material weakness has caused us to restate the financial statements for the years ended December 31, 2004 and 2003 and to restate financial information for each of the quarters in 2004 and through September 30, 2005.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by the Company’s Annual Report on Form 10-K for the years ended December 31, 2004 and December 31, 2003 and Quarterly Report on Form 10-Q for the fiscal quarters in 2003, 2004 and through September 30, 2005.

(b)(i) Management’s Report on Internal Control Over Financial Reporting

Epicor’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the complexity of the applicable rules, the possibility of human error in the understanding and/or application of the rules and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions as well as the complexity of the applicable rules and changes in personnel, the effectiveness of internal controls may vary over time.

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria and taking into account the material weakness as described below, we believe that, as of December 31, 2005, Epicor’s internal control over financial reporting was not effective. Specifically the Company’s internal control over financial reporting was not effective solely as it related to certain complex aspects of software revenue recognition.

In making this assessment as of December 31, 2005, management has excluded the operations of CRS, which was acquired by the Company on December 6, 2005 and whose financial statements reflect total assets, total tangible assets and total revenues of 31%, 10% and 1% , respectively, of the Company’s related consolidated financial amounts as of and for the year ended December 31, 2005, as the Company did not have sufficient time to make an assessment of CRS’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding CRS from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, as revised on October 6, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

In connection with the Company’s restatement of its previously issued financial statements, management identified a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness:

The Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes specifically as it related to the application of certain complex aspects of software revenue recognition. As a result, the Company did not establish adequate internal control over financial reporting policies and procedures related to (a) determining the appropriate accounting treatment for certain complex aspects of revenue recognition, specifically the application of the residual method under the AICPA’s Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as it applies to the Company’s allocation of revenues between software license fees and maintenance and (b) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of the Company’s conclusions.

This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for the interim consolidated financial information for each of the quarterly periods in fiscal year 2004 and through September 30, 2005. Specifically, the aforementioned material weakness in internal control over financial reporting resulted in the following accounting misstatements:

•	The allocation of revenues between software license fees and maintenance; and

•	The timing of the recognition of these revenues.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b)(ii) Other Information about Epicor’s Form 10-K for the Year Ended December 31, 2004

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the material weakness identified above in our internal control over financial reporting. This material weakness has caused us to restate the financial statements for the years ended December 31, 2004 and 2003 and to restate financial information for each of the quarters in 2004 and through September 30, 2005. Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

(c) Changes in Internal Control

The following changes in our internal control over financial reporting occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning in the fourth quarter of the period covered by this Annual Report on Form 10-K and continuing in the first quarter of fiscal year 2006, the Company’s management identified and executed the steps necessary to remediate the aforementioned material weakness, including:

•	Hiring highly qualified accounting consultants to guide internal accounting personnel in the application of generally accepted accounting principles related to software revenue recognition;

•	Training internal personnel, with the assistance of the new external advisors, to obtain additional expertise as to the application of generally accepted accounting principles specifically related to software revenue recognition; and,

•	Ensured the review of the revenue recognition documentation by qualified staff.

The Company executed the remediation plan identified above in the fourth fiscal quarter of 2005 and the first quarter of fiscal year 2006, and provided that the newly implemented controls operate as designed (which the Company will initially test as part of its regular quarter end procedures in connection with the filing of its Form 10-Q for the quarter ended March 31, 2006), the Company believes, effective as of the date of this filing, it has fully remediated the material weakness which caused the Company to conclude in this report that its internal control over financial reporting were not effective.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Epicor Software Corporation

Irvine, CA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Epicor Software Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at CRS Retail Technology Group, Inc. (“CRS”), which was acquired on December 6, 2005 and whose financial statements reflect total assets and total revenues constituting 31 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at CRS. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in internal control over financial reporting has been identified and included in management’s assessment. The Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes specifically as it related to the application of certain aspects of software revenue recognition. As a result, the Company did not establish adequate internal control over financial reporting policies and procedures related to (a) determining the appropriate accounting treatment for certain aspects of revenue recognition, specifically the application of the residual method under the AICPA’s Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as it applies to the Company’s allocation of revenues between software license fees and maintenance and (b) the review of such documentation by qualified staff to determine its completeness and the propriety of the Company’s conclusions. Due to the significance of the misstatements identified and the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2005 of the Company, and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph relating to the restatement described in Note 16.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 31, 2006

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors – Nominees,” “Proposal One: Election of Directors – Other Executive Officers,” “Executive Compensation and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meetings and Committees – Code of Ethics,” and the first paragraph under the section entitled “Board of Directors Meetings and Committees – Audit Committee.”

Item 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled “Board of Directors Meetings and Committees – Compensation Committee Interlocks and Insider Participation” and from the section entitled “Executive Compensation” except for the portion of such section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required here under is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2005, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies, which originally granted those options. Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,457,484	$8.77	3,642,293	(3)
Equity compensation plans not approved by shareholders (2)	1,005,497	$3.57	—	(5)

Total	3,462,981	$7.26	3,642,293

(1)	Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan), 2002 Employee Stock Purchase Plan (the Purchase Plan) and 2005 Stock Incentive Plan (the 2005 Plan).

(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan, 1999 Merger Transition Nonstatutory Stock Option Plan and the 2003 CFO Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).

(3)	This number includes 634,686 shares of common stock reserved for issuance under the Purchase Plan, 0 shares available for issuance under the 1994 Plan, and 7,607 shares available for issuance under the 1999 Plan. It does not include shares under the 1990 Plan. No new options can be granted under the 1990 Plan. See Note 5.

(4)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies that originally established those plans. As of December 31, 2005, a total of 16,719 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.50 per share. No additional options may be granted under those assumed plans.

(5)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company’s 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

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

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled “Fees Billed by Deloitte & Touche LLP during Fiscal Years 2005 and 2004.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 59 of this Report.

2.	Financial Statement Schedule

See Index to Consolidated Financial Statements at Item 8 on page 59 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(42)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.

(b)	Reports on Form 8-K.

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

EPICOR SOFTWARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision for Doubtful Accounts	Amounts Written Off (Recoveries)	Balance at End of Period
For the Year Ended December 31, 2003	$5,846	$(1,022)	$(832)	$3,992
For the Year Ended December 31, 2004	$3,992	$1,485	$1,126	$6,603
For the Year Ended December 31, 2005	$6,603	$1,544	$(2,136)	$6,011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 31, 2006.

EPICOR SOFTWARE CORPORATION

By:	/s/ L. George Klaus
L. George Klaus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ L. George Klaus L. George Klaus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Michael A. Piraino Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Robert H. Smith Robert H. Smith	Director	March 31, 2006

/s/ Harold D. Copperman Harold D. Copperman	Director	March 31, 2006

/s/ Michael Kelly Michael Kelly	Director	March 31, 2006

/s/ Thomas F. Kelly Thomas F. Kelly	Director	March 31, 2006