Form 10-K/A
period 2005-12-31
EPICOR SOFTWARE CORP
filed 2006-04-14
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference in Part III of Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to include Note 14 in the Notes to the Consolidated Financial Statements, which was inadvertently excluded from the Original Filing. We are therefore amending and restating “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in its entirety in this Amendment No. 1 to include Note 14 to the Notes to the Consolidated Financial Statements. Other than including Note 14 to the Notes to the Consolidated Financial Statements, there have been no other changes to the Original Filing.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets as of December 31, 2005 and 2004 (Restated)	3

Consolidated Statements of Operations for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	4

Consolidated Statements of Comprehensive Income for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	6

Consolidated Statements of Cash Flows for the year ended December 31, 2005, 2004 (Restated) and 2003 (Restated)	7

Notes to Consolidated Financial Statements	9

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	49

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

Note 14. Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $979,000 for the year ended December 31, 2005, $993,000 for the year ended December 31, 2004 and $718,000 for the year ended December 31, 2003.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K/A:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 1 of this Report.

2.	Financial Statement Schedule

See Index to Consolidated Financial Statements at Item 8 on page 1 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(42)

21.1	Subsidiaries of the Company	(44)

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 31, 2006.

(b)	Reports on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on April 14, 2006.

EPICOR SOFTWARE CORPORATION

By:	/s/ L. George Klaus
L. George Klaus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. George Klaus L. George Klaus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2006

/s/ Michael A. Piraino Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2006

* Robert H. Smith	Director	April 14, 2006

* Harold D. Copperman	Director	April 14, 2006

* Michael Kelly	Director	April 14, 2006

* Thomas F. Kelly	Director	April 14, 2006

* By:	/s/ L. George Klaus
L. George Klaus (Attorney-in-Fact)