Form 10-Q
period 2006-03-31
EPICOR SOFTWARE CORP
filed 2006-05-10
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

As of May 1, 2006, there were 54,829,695 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$51,386	$49,768
Short-term investments	—	3,271
Accounts receivable, net of allowance for doubtful accounts of $6,194 and $6,011 as of 2006 and 2005, respectively	65,697	67,728
Deferred income taxes	20,726	20,726
Inventory	5,083	4,572
Prepaid expenses and other current assets	8,115	6,759

Total current assets	151,007	152,824
Property and equipment, net	10,775	11,347
Deferred income taxes	22,449	22,449
Intangible assets, net	68,998	73,539
Goodwill	165,365	164,451
Other assets	5,474	4,341

Total assets	$424,068	$428,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,392	$12,150
Accrued compensation and payroll taxes	15,105	27,114
Other accrued expenses	24,544	29,595
Current portion of long-term debt	1,102	100
Current portion of accrued restructuring costs	2,411	2,812
Deferred revenue	60,523	57,183

Total current liabilities	121,077	128,954

Long-term debt, less current portion	121,174	124,639
Long-term portion of accrued restructuring costs	1,400	1,460
Long-term portion of deferred revenue	1,991	2,284
Long-term deferred income taxes	1,164	1,164

Total long-term liabilities	125,729	129,547
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock	56	56
Additional paid-in capital	338,369	336,139
Less: treasury stock at cost	(10,679)	(10,679)
Accumulated other comprehensive loss	(1,032)	(1,053)
Accumulated deficit	(149,452)	(154,013)

Net stockholders’ equity	177,262	170,450

Total liabilities and stockholders’ equity	$424,068	$428,951

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
License fees	$19,312	$15,673
Consulting	24,958	16,924
Maintenance	36,170	33,246
Hardware and other revenues	4,039	941

Total revenues	84,479	66,784
Cost of revenues	35,761	24,714
Amortization of intangible assets	4,246	2,783

Total cost of revenues	40,007	27,497

Gross profit	44,472	39,287
Operating expenses:
Sales and marketing	15,001	14,102
Software development	8,332	7,391
General and administrative	12,241	11,154

Total operating expenses	35,574	32,647

Income from operations	8,898	6,640
Interest expense	(1,884)	(279)
Other income (expense), net	284	(154)

Income before income taxes	7,298	6,207
Provision for income taxes	2,737	439
Minority interest	—	31

Net income	$4,561	$5,737

Other comprehensive income:
Net income	$4,561	$5,737
Unrealized foreign currency translation	21	380

Comprehensive income	$4,582	$6,117

Net income per share:
Basic	$0.08	$0.11
Diluted	$0.08	$0.10
Weighted average common shares outstanding:
Basic	55,601	53,973
Diluted	56,639	56,614

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$4,561	$5,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,959	3,848
Stock-based compensation expense	855	606
Provision for doubtful accounts	380	368
Excess tax benefits from share-based payment arrangements	(229)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,677	10,141
Prepaid expenses and other current assets	(434)	69
Other assets	(33)	(3)
Accounts payable	5,080	(2,653)
Accrued expenses	(16,502)	(12,504)
Accrued restructuring costs	(472)	(792)
Deferred revenue	2,338	1,094

Net cash provided by operating activities	3,180	5,911
Investing activities
Purchases of property and equipment	(572)	(918)
Sale of short-term investments	3,271	—
Cash paid for acquisitions, net of cash acquired	(512)	(480)

Net cash provided by (used in) investing activities	2,187	(1,398)
Financing activities
Proceeds from exercise of stock options	382	996
Proceeds from employee stock purchase plan	764	718
Excess tax benefits from share-based payment arrangements	229	—
Proceeds from long-term debt	120,573	25,000
Purchase of treasury stock	—	(1,635)
Principal payments on long-term debt	(124,527)	(30,089)

Net cash used in financing activities	(2,579)	(5,010)
Effect of exchange rate changes on cash	(1,170)	260

Net increase (decrease) in cash and cash equivalents	1,618	(237)
Cash and cash equivalents at beginning of period	49,768	53,711

Cash and cash equivalents at end of period	$51,386	$53,474

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

As described in our 2005 Form 10-K/A, the Company restated quarterly financial data for each of the first three quarters of 2005 to correct the Company’s allocation of revenue between license fees and maintenance in multiple element arrangements and the recognition of these revenues.

Note 2. Stock-Based Compensation

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R) during the three months ended March 31, 2006. Prior to that, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounted for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. SFAS 123-R requires share-based payments, including grants of employee stock options, to be recognized in the Condensed Consolidated Statement of Income and Comprehensive Income as an expense, based on their grant date fair values with such fair values amortized over the estimated service period. The Company elected to utilize the modified prospective method for the transition to SFAS 123-R. Under the modified prospective method, SFAS 123-R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair values estimated in accordance with the original provisions of SFAS 123.

No stock-based employee compensation cost associated with stock options was recognized in the Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value for the underlying common stock on the date of grant. In accordance with the modified prospective method of transition to SFAS 123-R, prior periods were not restated to reflect the impact of adopting the new standard.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, and employee stock purchase plan included in our Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2006	2005
Cost of revenues	$132,000	$4,000
Sales and marketing	253,000	4,000
Software development	86,000	1,000
General and administrative	384,000	597,000

Total stock-based compensation expense	$855,000	$606,000

Net cash proceeds from the exercise of stock options were $382,000 and $996,000 for the three months ended March 31, 2006 and 2005, respectively. In accordance with SFAS 123-R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the three months ended March 31, 2006, net cash provided by operating activities decreased and net cash provided by financing activities increased by $229,000 related to excess tax benefits from exercise of stock-based awards.

Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123-R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123-R the Company changed its methodology to include an estimate of forfeitures.

During the three months ended March 31, 2006, the share-based compensation expense related to stock options and employee stock purchase plan included in expenses and the related tax benefits were $688,000 and $211,000 respectively. No share-based compensation was capitalized for the three months ended March 31, 2006 and 2005. The impact of share-based compensation on basic and diluted earnings per share was $0.01 for the three months ended March 31, 2006 and 2005.

For the three months ended March 31, 2005, the Company complied with APB No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Accordingly, no compensation expense was recognized for options issued to employees and stock issued under the stock purchase plan.

Had compensation costs for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income as reported	$5,737
Stock-based employee compensation expense determined under fair value based method for all awards	(880)

Net income – pro forma	$4,857

Net income per share as reported:
Basic	$0.11
Diluted	$0.10
Net income per share – pro forma:
Basic	$0.09
Diluted	$0.09

The following table illustrates the impact of adopting SFAS 123-R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25. For purposes of computing pro forma net income, the Company estimated the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company used historical data for expected volatility and the expected life of its stock options.

	Three Months Ended March 31, 2006
	FAS 123-R	APB 25
Income before taxes	$7,298	$7,986
Net income	4,561	4,991
Net income per:
Basic	$0.08	$0.09

Diluted	$0.08	$0.09

At March 31, 2006, there was approximately $4,724,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years.

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows. As there were no options granted in the three month period ended March 31, 2006, no data is provided for Stock Option Plans.

	Three Months Ended March 31,
	2006		2005
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	—	0.5	4.0	0.5
Risk-free interest rate	—	3.7%	3.9%	3.1%
Volatility	—	42.6%	51.1%	51.1%
Dividend rate	—	0.0%	0.0%	0.0%

The Company has a total of eight stock option plans and has available a total of 3,051,710 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, and directors of the Company as of March 31, 2006. The Company issues new shares to satisfy stock option exercises and stock purchases under our share-based plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. In December 2005, the Company accelerated the vesting of all existing “underwater” or “out of the money” stock options with a strike price of $14.31 or higher. Stock options issued with an exercise price of $14.31 or higher and which were unvested at that time are now all vested and may be exercised and traded subject to any other limitations such as company blackout periods.

A summary of the shares reserved for grant, options outstanding and options available for grant under each plan is as follows:

Name	Originally Authorized	Options Outstanding	Unreleased Awards	Shares Available
Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990	1,650,000	7,000	—	—
1993 Nonqualified Stock Option Plan	1,275,000	162,477	—	—
1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan	2,200,000	95,500	—	—
1996 Nonqualified Stock Option Plan	500,000	142,874	—	—
1997 Nonqualified Stock Option Plan	500,000	87,624	—	—
1998 Nonqualified Stock Option Plan	3,000,000	328,147	—	—
1999 Nonqualified Stock Option Plan	6,000,000	2,240,608	202,033	51,710
2005 Stock Incentive Plan	3,000,000	—	—	3,000,000
2003 CFO Option Plan	250,000	200,000	—	—
1999 Merger Transition Nonstatutory Stock Option Plan	900,000	42,100	—	—
1995 Equity Incentive Plan (DataWorks)	2,937,800	14,303	—	—

TOTAL	22,212,800	3,320,633	202,033	3,051,710

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of March 31, 2006, 682,866 shares have been issued under this plan.

The following is a summary of activity under the stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,464,981	$7.16	7.14
Granted	—
Exercised	(85,246)	$4.48
Expired or canceled	(59,102)	$10.33

Outstanding at March 31, 2006	3,320,633	$7.18	6.93	$21,548

Vested and expected to vest	3,244,856	$7.12	6.80	$21,315

Options exercisable	2,384,801	$6.59	6.57	$17,102

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of shares, that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is $706,000 for the three months ended March 31, 2006.

In July 2005, the Company granted to certain officers the right to receive 140,000 shares of restricted stock for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain officers the right to receive 61,200 shares of restricted stock for a purchase price equal to the par value of such stock (Note 11). These shares of non vested stock generally vest 25% on the first anniversary of the grant date, then quarterly over the remaining three years.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	201,200	$13.22
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock at March 31, 2006	201,200	$13.22

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104;

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) EITF 00-21 “Revenue Arrangements with Multiple Deliverables;” and

•	Statement of Position (SOP) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

The Company enters into contractual arrangements with end users of its products that may include software licenses, maintenance services, consulting services, hardware, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

For multiple-element arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services’ VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (i.e. the maintenance services fees paid by the Company’s customers upon renewal).

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

The Company has recorded unbilled consulting revenues totaling $2,536,000 and $851,000 at March 31, 2006 and December 31, 2005, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

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

For the three months ended March 31, 2006 and 2005, options to purchase 889,000 and 528,000 shares of common stock with a weighted average price of $12.01 and $15.16, respectively, were excluded because their effect was anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$4,561	$5,737

Basic:
Weighted average common shares outstanding	55,801	53,299
Weighted average common equivalent of convertible preferred stock	—	1,682
Weighted average common shares of unvested restricted stock	(200)	(1,008)

Shares used in the computation of basic net income per share	55,601	53,973

Net income per share - basic	$0.08	$0.11

Diluted:
Weighted average common shares outstanding	55,601	53,973
Stock options	859	2,017
Unvested restricted stock	179	624

Shares used in the computation of diluted net income per share	56,639	56,614

Net income per share - diluted	$0.08	$0.10

Note 5. Acquisitions

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

The total preliminary purchase price of CRS as of March 31, 2006 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,368

Total purchase price	$123,368

Epicor used working capital and funds available under a Credit Agreement (Note 9) in order to finance the acquisition.

In connection with the acquisition, the Company is considering closing one of the CRS facilities. This assessment is ongoing and is expected to be finalized by June 2006. Certain costs associated with such an action will result in an increase in the goodwill recorded in the transaction in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Business Combination.” The Company expects to incur additional transaction costs related to the acquisition, primarily legal and accounting costs, during the second quarter of 2006. These costs will also result in an increase in the amount of goodwill recorded in the transaction.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to CRS’ tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets, restructuring costs and additional transaction costs, primarily legal and accounting costs. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	3,280

Total tangible assets acquired	23,323
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	79,111
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(2,003)
Other long-term liabilities	(3,545)

Net assets acquired	$123,368

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; they are expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one will be complete in mid 2006 and the other in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Goodwill and other specific intangibles recorded in this transaction are not deductible for tax purposes. Deferred tax liabilities of $14.4 million related to the purchased intangibles are included, net of deferred tax assets of $14.0 million, in prepaid and other assets and other long-term liabilities in the above purchase price allocation.

Pro Forma Information

Actual results of operations of the companies acquired in 2005 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of CRS using the purchase method as if it occurred on January 1, 2005 and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisition, elimination of amortization and interest related to CRS debt and intangibles not assumed in the acquisition, and the write-off of in-process research and development. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data):

Three Months ended March 31, 2005
Total revenues	$77,325
Net income	1,781
Net income per share:
Basic	.03
Diluted	.03

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1.5 million (including transaction costs of $0.2 million), of which approximately $1.0 million was paid at closing, $0.1 million paid in July 2005 and $0.1 million was paid in April 2006. The final payment, which was earned as of December 31, 2005, represents the amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base.

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

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005, $0.5 million is to be paid on December 14, 2006 and a $1.3 million working capital adjustment.

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

Scala designs, develops, markets and supports collaborative enterprise resource planning (ERP) software that is used by the small- and medium-size divisions and subsidiaries of large multinational corporations, as well as by independent stand-alone companies, in developed and emerging markets. Scala’s solutions are based on a web services platform and utilize Microsoft® technologies. Scala’s software and services support local currencies and accounting regulations, are available in more than 30 languages, and are used by customers in over 140 countries. The Scala acquisition provides the Company with a significantly expanded worldwide presence and synergistic product offerings; both of which contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill.

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

The total purchase price of Scala as of December 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares was $95,750. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction. The total purchase price, as described above, is summarized as follows (in thousands):

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

Epicor used working capital and funds available under a Credit Agreement (Note 9) in order to finance the cash portion of the offer price.

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

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the allocation of the purchase price (in thousands):

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

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the three months ended March 31, 2006 (in thousands):

Balance as of December 31, 2005	$164,451
CRS goodwill	910
Foreign currency translation	4

Balance as of March 31, 2006	$165,365

The additional CRS goodwill is the result of additional transaction costs incurred and a purchase price allocation adjustment to deferred revenue during the first quarter of 2006 (Note 5).

The Company did not add any intangible assets in the first quarter of 2006. The change in the intangibles of $8,000 is due to foreign currency translation. The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenant not to compete	1-2 years

The Company’s intangibles are amortized on a straight-line basis over the estimated economic life of the assets. As of March 31, 2006, the Company has not identified any indicators of impairment associated with goodwill and identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$77,401	$33,991	$43,410	$77,401	$31,095	$46,306
Customer base	29,494	12,350	17,144	29,486	11,608	17,878
Trademark	10,290	3,104	7,186	10,290	2,589	7,701
Third party funded development agreement	950	678	272	950	583	367
Covenant not to compete	2,115	1,129	986	2,115	828	1,287

Total	$120,250	$51,252	$68,998	$120,242	$46,703	$73,539

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended March 31, 2006 and 2005 was $4,246,000 and $2,783,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended March 31, 2006 and 2005 was $303,000 and $149,000, respectively. Estimated amortization expense for the remainder of 2006, 2007, 2008, 2009, 2010 and thereafter is approximately $13,489,000, $16,774,000, $15,543,000, $11,586,000, $8,437,000 and $3,169,000, respectively.

Note 7. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Total restructuring costs
Balance at December 31, 2004	$1,699	$4,050	$5,749
2005 restructuring charges and other	359	—	359
Cash payments	(929)	(907)	(1,836)

Balance at December 31, 2005	1,129	3,143	4,272
Cash payments	(334)	(127)	(461)

Balance at March 31, 2006	795	3,016	3,811
Less: current portion	(795)	(1,616)	(2,411)

Total long-term accrued restructuring	$—	$1,400	$1,400

2005 Restructuring Charges and Other

For the year ended December 31, 2005, the Company recorded restructuring charges of $359,000. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees or less than 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations had been completed. As of March 31, 2006, the balance was $57,000 which represents the remaining payments to already terminated employees which are in accordance with their severance agreements.

2004 Restructuring Charges and Other

For the year ended December 31, 2004, the Company recorded restructuring charges and other of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the

Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of March 31, 2006, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At March 31, 2006, the remaining balance is $1,255,000 and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004, the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. As of March 31, 2006, the remaining balance of severance costs of $738,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. As of March 31, 2006, the remaining balance related to the closure of certain Scala facilities is $1,368,000. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at March 31, 2006 is $393,000. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

Note 8. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	March 31, 2006	December 31, 2005
Deferred license fees	$495	$576
Deferred maintenance	58,307	54,290
Deferred consulting	3,712	4,601

	62,514	59,467
Less current portion	(60,523)	(57,183)

Total long term deferred revenue	$1,991	$2,284

Deferred software license fees have been deferred because one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance for unspecified software upgrades on a when-and-if available basis and technical support over a specified time and recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be provided beyond March 31, 2007.

Note 9. Credit Facility

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions (the 2005 credit facility). This facility included an “accordion” feature that allowed the Company to increase the line of credit up to $125 million under certain conditions. At the time of the closing of this facility, the Company had $25 million in outstanding borrowings. The proceeds from this facility were used to payoff the balance under the prior credit facility, which was terminated at the Company’s election in March 2005. The Company used funds generated from operations to make discretionary $5 million principal payments towards the 2005 credit facility in April, July and October 2005. In November 2005 the Company exercised the “accordion” feature to increase the commitment to $125 million and the Company borrowed $115 million available under the facility to acquire CRS.

In January of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance of the 2005 credit facility to $119 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million (inclusive of a $20 million letter of credit sublimit) and a term loan facility of up to $100 million. At the time of closing of this facility, and as of March 31, 2006, the Company had $22 million of revolving loan borrowings and $100 million of term loan borrowings, the proceeds from which were used to finance the applicable facility fees and to pay off the 2005 credit facility, which was terminated at the Company’s election effective March 31, 2006.

Interest and minimum principal installments of $250,000 are payable quarterly during the term of the term loan facility and any unpaid principal balance is due on March 30, 2012. Interest payments on the revolving loan are payable quarterly during the term of the revolving loan and any principal balance is due on March 30, 2009. The Company can reduce the outstanding principal under the revolving loan in whole or in part at its election without any prepayment penalties and under the term loan facility in whole or in part without any prepayment penalties after the first anniversary of the closing date of the facility. Voluntary prepayments made prior to the first anniversary of the term loan facility are subject to penalty equal to 1.0% of the amount prepaid. In certain circumstances, proceeds generated from asset sales and/or debt or securities issuances must be used to prepay the principal balance under the term loan facility. Interest under this facility is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option; provided that the initial borrowing for each of the revolving loan and term loan must be based on the prime rate plus applicable margin for a 3- and 14-day period, respectively following closing.

Under the 2006 credit facility the Company is required to comply with various financial covenants. The significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA);

•	Achieving minimum funded debt to EBITDA ratios;

•	Achieving minimum fixed charge coverage ratios; and

•	Maintaining minimum cash balances through maturity.

Additional material covenants under this facility including limitations on the Company’s indebtedness, liens on the Company’s assets, investments, dividends, and certain acquisitions and dispositions of assets by the Company and the requirement that the Company maintain ratings with Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Group. From time to time the Company may borrow in foreign currencies to hedge its currency risks around the world.

As of March 31, 2006, the Company was in compliance with all covenants included in the terms of the 2006 Credit Facility. The interest rates applicable to the term loan and revolving loan were 8.65% and 8.30%, respectively, at March 31, 2006. Since each loan was drawn on March 31, 2006, the interest rate applicable to each was based on the prime rate plus applicable margin as required by the facilities. Had the Company been permitted to convert the prime rate-based borrowings to LIBOR-based borrowings as of March 31, 2006, the applicable interest rates would have been 7.64% on the term loan and 7.54% on the revolving loan (assuming 6-month LIBOR-based rate).

In April of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million, applied against the revolver, reducing the outstanding balance of the 2006 credit facility to $117 million.

Note 10. Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $2,737,000 and $439,000 for the three months ended March 31, 2006 and 2005, respectively. The effective income tax rates were 37.5% and 7.1% for the three months ended March 31, 2006 and March 31, 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the three months ended March 31, 2006 and benefits from the utilization of net operating loss carryforwards for the three months ended March 31, 2005. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

The Company has provided a valuation allowance on certain foreign deferred tax assets and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Additionally, under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

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

Note 11. Issuance of Restricted Stock

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s Chief Executive Officer (CEO) the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $0 and $591,000 for the three months March 31, 2006 and 2005, respectively. As of March 31, 2006, all shares are fully vested.

In July 2005, the Company granted to certain officers the right to receive 140,000 shares of restricted stock for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain officers the right to receive 61,200 shares of restricted stock for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the each of the grant dates of the restricted shares issued, the Company recorded stock compensation expense related to these grants of $166,000 for the three months ended March 31, 2006.

Subsequent to quarter end, the Company granted to certain officers the right to receive 140,000 shares of restricted stock for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the grant date, the Company will record additional stock compensation expense as detailed below.

Future quarterly stock-based compensation expense to be charged to operations for restricted stock grants for the remainder of 2006, 2007, 2008, 2009 and 2010 is as follows:

Quarter Ending	Compensation Expense	May 2006 Restricted Stock Grant	Total
June 30, 2006	$166,000	$71,000	$237,000
September 30, 2006	166,000	106,000	272,000
December 31, 2006	166,000	106,000	272,000
March 31, 2007	166,000	106,000	272,000
June 30, 2007	166,000	106,000	272,000
September 30, 2007	166,000	106,000	272,000
December 31, 2007	166,000	106,000	272,000
March 31, 2008	166,000	106,000	272,000
June 30, 2008	166,000	106,000	272,000
September 30, 2008	166,000	106,000	272,000
December 31, 2008	166,000	106,000	272,000
March 31, 2009	166,000	106,000	272,000
June 30, 2009	166,000	106,000	272,000
September 30, 2009	74,000	106,000	180,000
December 31, 2009	13,000	106,000	119,000
March 31, 2010	—	106,000	106,000
June 30, 2010	—	37,000	37,000

Total future stock-based compensation expense related to restricted stock	$2,245,000	$1,698,000	$3,943,000

Note 12. Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 and the issuance of restricted shares to the Company’s CEO (Note 11). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of March 31, 2006, these repurchased shares are held in treasury and are available for future reissuance. In addition, as of March 31, 2006, the CEO’s shares were all fully vested.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted shares to the Company’s CEO, the following treasury stock acquisitions were made during 2005:

Vesting Date	Shares acquired	Value of Shares
January 26, 2005	10,066	$141,000
March 31, 2005	114,366	$1,494,000
June 30, 2005	114,366	$1,509,000
September 30, 2005	114,367	$1,487,000
December 31, 2005	114,367	$1,617,000

Note 13. Deferred Compensation Plan

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. payroll executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At March 31, 2006, the Company has $1.2 million deferred compensation included in accrued expenses in the accompanying consolidated balance sheet.

Note 14. Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Other consists primarily of resale of third-party hardware and sales of business forms. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended March 31, 2006:
Revenues	$19,312	$24,958	$36,170	$4,039	$84,479
Cost of revenues	8,098	20,220	8,227	3,462	40,007

Gross profit	$11,214	$4,738	$27,943	$577	$44,472

Three months ended March 31, 2005:
Revenues	$15,673	$16,924	$33,246	$941	$66,784
Cost of revenues	6,800	13,457	6,827	413	27,497

Gross profit	$8,873	$3,467	$26,419	$528	$39,287

Note 15. Commitments and Contingencies

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 18 month’s base salary and bonus in the event the Company terminates the executive without cause, including as a result of a change of control of the Company. The agreements also call for such payments as well as the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

Litigation

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises;

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the quarter ended March 31, 2006 is not considered significant to the Company’s financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues; (ii) the impact of new accounting pronouncements; (iii) future sales and marketing expenses, software development expenses and general and administrative expenses; (iv) 2006 tax rate; (v) the Company’s capital spending; (vi) the Company’s future cash flow from operations; (vii) sufficient sources of financing to continue operations for next twelve months; (viii) the effect of current legal proceedings; (ix) future cash tax payments and net operating loss carry forwards; (x) the future use of forward or other hedging contracts; (xi) the future impact of recent acquisitions on the Company; (xii) future levels of international revenues and (xiii) future investments in product development. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 36 to 44. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Overview

The Company designs, develops, markets and supports enterprise application software solutions for use by mid-sized companies, as well as the divisions and subsidiaries of larger corporations worldwide. The Company’s business solutions are primarily focused on companies or divisions between $10 million and $1 billion in annual revenues. The Company’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is on improving internal business processes and efficiencies. By automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2006. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the Company who have a relationship with the customer. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, the Company may turn the account over to a collection agency. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The factors considered in reaching this determination are (i) the apparent financial condition of the customer; (ii) the success that the Company has had in contacting and negotiating with the customer; and (iii) the number of days the account has been with a collection agency. To the extent that the Company’s collections do not correspond with historical experience, the Company may be required to incur additional charges.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R. The Company adopted the provisions of SFAS 123-R in the first quarter of 2006 and selected the modified prospective method for adoption. Prior to adoption, the Company accounted for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company grants stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recorded for stock options in prior periods. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

The Company has provided a valuation allowance on certain foreign deferred tax assets. The valuation allowance will continue to be evaluated over future quarters. If the Company continues to generate profits and ultimately determine that it is more likely than not that all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated all together, thereby resulting in a temporary decrease to the Company’s effective tax rate, and in certain circumstances adjustments to additional paid-in capital and goodwill.

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

The total preliminary purchase price of CRS as of March 31, 2006 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,368

Total purchase price	$123,368

Epicor used working capital and funds available under a Credit Agreement (Note 9) in order to finance the acquisition.

In connection with the acquisition, the Company is considering closing one of the CRS facilities. This assessment is ongoing and is expected to be finalized by June 2006. Certain costs associated with such an action will result in an increase in the goodwill recorded in the transaction in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Business Combination.” The Company expects to incur additional transaction costs related to the acquisition, primarily legal and accounting costs, during the second quarter of 2006. These costs will also result in an increase in the amount of goodwill recorded in the transaction.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to CRS’ tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets, restructuring costs and additional transaction costs, primarily legal and accounting costs. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	3,280

Total tangible assets acquired	23,323
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	79,111
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(2,003)
Other long-term liabilities	(3,545)

Net assets acquired	$123,368

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; they are expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one will be complete in mid 2006 and the other in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1.5 million (including transaction costs of $0.2 million), of which approximately $1.0 million was paid at closing, $0.1 million paid in July 2005 and $0.1 million was paid in April 2006. The final payment, which was earned as of December 31, 2005, represents the amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base.

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

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005, $0.5 million is to be paid on December 14, 2006 and a $1.3 million working capital adjustment.

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

Scala designs, develops, markets and supports collaborative enterprise resource planning (ERP) software that is used by the small- and medium-size divisions and subsidiaries of large multinational corporations, as well as by independent stand-alone companies, in developed and emerging markets. Scala’s solutions are based on a web services platform and utilize Microsoft® technologies. Scala’s software and services support local currencies and accounting regulations, are available in more than 30 languages, and are used by customers in over 140 countries. The Scala acquisition provides the Company with a significantly expanded worldwide presence and synergistic product offerings; both of which contributed to a purchase price in excess of the fair value of assets acquired and liabilities assumed and the creation of goodwill.

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

The total purchase price of Scala as of December 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares was $95,750. The value of the Epicor common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction. The total purchase price, as described above, is summarized as follows (in thousands):

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

Epicor used working capital and funds available under a Credit Agreement (Note 9) in order to finance the cash portion of the offer price.

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

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the allocation of the purchase price (in thousands):

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in millions, except percentages):

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Revenues:
License fees	$19.3	$15.7	$3.6	23.2%
Consulting	25.0	17.0	8.0	47.5%
Maintenance	36.2	33.2	3.0	8.8%
Hardware and other	4.0	0.9	3.1	329.2%

Total revenues	$84.5	$66.8	$17.7	26.5%
Gross profit %:
License fees	58.1%	56.6%
Consulting	19.0%	20.5%
Maintenance	77.3%	79.5%
Hardware and other	14.3%	56.1%
Amortization of intangible assets	$4.2	$2.8	$1.4	52.6%
% of total revenues	5.0%	4.2%
Gross profit	$44.5	$39.3	$5.2	13.2%
% of total revenues	52.6%	58.8%
Sales and marketing	$15.0	$14.1	$0.9	6.4%
% of total revenues	17.8%	21.1%
Software development	$8.3	$7.4	$0.9	12.7%
% of total revenues	9.9%	11.1%
General and administrative	$12.2	$11.2	$1.0	9.7%
% of total revenues	14.5%	16.7%
Provision for income taxes	$2.7	$0.4	$2.3	523.5%
Effective tax rate	37.5%	7.1%
Net income	$4.6	$5.7	$(1.1)	(20.5)%
% of total revenues	5.4%	8.6%
Other Data
EBITDA (1)	$14.9	$10.1	$4.8	48.1%
% of total revenues	17.6%	15.1%

Other Data

(1) The Company is providing the following non-GAAP financial measures because the Company believes that these figures are helpful in allowing individuals to assess the ongoing financial performance of the business. Therefore, the Company believes that this information is meaningful when considered in connection with the information contained in the GAAP presentation of financial information. EBITDA is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (GAAP), and it may not be comparable to similarly titled measures reported by other companies. The Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization. The Company believes it is useful to investors for the same reasons. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue (in thousand):

	Three Months Ended March 31,
	2006	2005
Revenue	$84,479	$66,784
Net Income	4,561	5,737
Income taxes	2,737	439
Net interest expense	1,627	28
Amortization of intangibles	4,549	2,932
Depreciation expense	1,410	916

EBITDA	$14,884	$10,052

EBITDA percent of revenues	17.6%	15.1%

Revenue

License fee revenues increased in absolute dollars for the three months ended March 31, 2006, as compared to the same period in 2005. This increase is due to the contribution of license revenue from the CRS acquisition in December 2005, which added approximately $4.0 million in license revenues. Excluding CRS, license revenues for the three months ended March 31, 2006, as compared to the same period in 2005, decreased slightly primarily due to the timing of software contracts, the impact of the Company’s accounting review of its revenue recognition policies which required a significant amount of the management team’s attention, re-education of the sales force to comply with the Company’s new revenue recognition policy, and the absence of any large transactions. The Company expects license fee revenues for the remainder of 2006 to increase in absolute dollars compared to the prior year due to increased global distribution channels, new products such as Vantage 8.0 and vertical market strength across manufacturing, services, distribution, hospitality and retail (CRS).

Consulting revenues increased in both absolute dollars and as a percentage of revenue for the three months ended March 31, 2006, as compared to the same period in 2005. This increase is due to the increase in license revenues over the last few quarters, which has resulted in increased implementation engagements and the acquisition of CRS. In addition, the Company added additional consulting headcount in North America of approximately 20% over prior year. These consultants are now trained and implementing engagements resulting in an increase in consulting revenue. International consulting revenues increased due to the revenue contributions related to the Scala VAR acquisitions. The acquisition of CRS in December 2005 added approximately $4.9 million of additional consulting revenues included in the three months ended March 31, 2006.

Maintenance revenues increased in absolute dollars for the three months ended March 31, 2006, as compared to the same period in 2005. This increase is due primarily to the acquisition of CRS, which resulted in additional maintenance revenues of $2.7 million and to continued high renewal rates experienced by the Company’s customer base and the strong license sales in the fourth quarter of 2005, which resulted in amortization of revenue in the first quarter 2006.

Hardware and other revenues consist primarily of resale of third-party hardware and sales of business forms. The increase in hardware and other revenue in absolute dollars for the three months ended March 31, 2006, as compared to the same period in 2005, is due primarily to the acquisition of CRS.

International revenues, which are all non U.S. revenues, were $31.6 million and $29.3 million for the three months ended March 31, 2006 and 2005, representing 37.4% and 43.8%, respectively, of total revenues. The decrease in international revenues in percentage of total revenues for the three months ended March 31, 2006, as compared to the same period in 2005, is due to the acquisition of CRS in December 2005, which primarily sells domestically. There was also a foreign currency exchange rate impact of approximately $1.6 million. With significant international operations, the Company expects international revenues to continue to be approximately 30% to 40% of total revenues.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March 2005, the Scala Italy acquisition in April 2005 and the CRS acquisition in December 2005. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended March 31, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $4.2 million and $2.8 million, respectively. The increase in amortization expense for the three months ended March 31, 2006 as compared to the same period in 2005 is due to the additional amortization expense related to the Scala Romania, Scala Italy and CRS acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2012.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of capitalized software developments costs and acquired intangible assets. For the three months ended March 31, 2006, as compared to the same period in 2005, cost of license fees increased primarily due CRS acquisition, which added $2.2 million, which is primarily amortization, offset by a decrease in software royalties of $0.6 million due to the mix of license revenues.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the acquisition of CRS. Overall however, consulting gross profit decreased due to the acquisition of CRS.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended March 31, 2006, cost of maintenance revenues increased due primarily to the acquisition of CRS. Maintenance gross profit decreased for the three months ended March 31, 2006, as compared to the same periods in 2005 due primarily to the acquisition of CRS.

Cost of hardware and other revenue increased due to the acquisition of CRS, which added $2.9 million. The decrease in gross profit is due to the acquisition of CRS which is comprised mostly of hardware costs from CRS and their lower gross profit.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars, but decreased as a percentage of revenues for three months ended March 31, 2006, as compared to the same period in 2005, is primarily due the acquisition of CRS. Sales and marketing expenses decreased as a percentage of revenue due to the increase in license revenues for the three months ended March 31, 2006, as compared to the same periods in 2005. The Company expects sales and marketing expenses to increase due to sales people reaching and exceeding annual targets, which results in higher commissions.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. The majority of these expenses have been incurred by the Company in North America, Mexico, and Russia where the Company operates development centers. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three months ended March 31, 2006 and 2005, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the three months ended March 31, 2006 and 2005 was insignificant.

Software development expenses increased in absolute dollars, but decreased as a percentage of revenue for the three months ended March 31, 2006, as compared to the same period in 2005 primarily due to the acquisition of CRS. Software development expenses decreased as a percentage of revenue due to the increase in license revenues for the three months ended March 31, 2006, as compared to the same period in 2005 due to the additional revenue from the acquisition of CRS. The Company expects software development expenses to increase in absolute dollars for the remainder of 2006 due to research and development headcount increases expectations.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars, but decreased as a percentage of revenues for the three month period ending March 31, 2006 as compared to the same period in 2005 due to the acquisition of CRS. The Company expects general and administrative expenses to remain flat for the remainder of 2006.

Stock-Based Compensation Expense

Stock-based compensation expense is related to restricted stock issued by the Company and FAS 123-R stock compensation expense from previously issued stock options. Stock-based compensation expense for the three months ended March 31, 2006 was related to the 201,200 shares issued to certain officers during 2005 and FAS 123-R stock-based compensation expense. Stock-based compensation expense for the three months ended March 31, 2005 was related to restricted stock issued as part of the 2001 stock option exchange program, 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For the three months ended March 31, 2006 and 2005, stock-based compensation expense was $855,000 and $606,000.

Subsequent to quarter end, the Company granted to certain officers the right to receive 140,000 shares of restricted stock for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the grant date, the will record additional stock compensation expense as detailed below.

Estimated future stock-based compensation expense to be charged to operations for 2006, 2007, 2008, 2009 and 2010 is as follows:

Quarter Ending	Restricted Stock Compensation Expense	FAS 123-R Stock Compensation Expense	May 2006 Restricted Stock Grant	Total
June 30, 2006	$166,000	$598,000	$71,000	$835,000
September 30, 2006	166,000	599,000	106,000	871,000
December 31, 2006	166,000	611,000	106,000	883,000
March 31, 2007	166,000	620,000	106,000	892,000
June 30, 2007	166,000	589,000	106,000	861,000
September 30, 2007	166,000	498,000	106,000	770,000
December 31, 2007	166,000	466,000	106,000	738,000
March 31, 2008	166,000	359,000	106,000	631,000
June 30, 2008	166,000	225,000	106,000	497,000
September 30, 2008	166,000	70,000	106,000	342,000
December 31, 2008	166,000	36,000	106,000	308,000
March 31, 2009	166,000	35,000	106,000	307,000
June 30, 2009	166,000	18,000	106,000	290,000
September 30, 2009	74,000	—	106,000	180,000
December 31, 2009	13,000	—	106,000	119,000
March 31, 2010	—	—	106,000	106,000
June 30, 2010	—	—	37,000	37,000

Total estimated future stock-based compensation expense	$2,245,000	$4,724,000	$1,698,000	$8,667,000

The above includes estimated stock-based compensation expense to be charged to expense as a result of the Company’s adoption of FAS 123-R, which requires expense recognition for the fair value of all share-based payments to employees effective for annual periods beginning after June 15, 2005. All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005 and all compensation expense related to these shares has been recorded as of March 31, 2006. On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $14.31 or higher. Options to purchase approximately 475,000 shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $2,737,000 and $439,000 for the three months ended March 31, 2006 and 2005, respectively. The effective income tax rates were 37.5% and 7.1% for the three months ended March 31, 2006 and March 31, 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the three months ended March 31, 2006 and benefits from the utilization of net operating loss carryforwards for the three months ended March 31, 2005. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

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

The Company has provided a valuation allowance on certain foreign deferred tax assets. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

The Company is currently under examination in various locations including the Netherlands, United Kingdom, and Hungary. The Company does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the three months ended March 31, 2006 (in millions):

Cash and cash equivalents	$51.4
Working capital	29.9
Working capital, excluding deferred revenue	90.5
Net cash provided by operating activities	3.2
Net cash provided by investing activities	2.2
Net cash used in financing activities	(2.6)
Long-term debt	121.2

As of March 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $51.4 million and unused borrowing capacity of $78 million under its senior revolving credit facility. The Company’s operations provided $3.2 million in cash during the three months ended March 31, 2006. Significant operating cash outlays during the three months ended March 31, 2006 included payment of 2005 bonuses, commissions and royalties. As of March 31, 2006, the Company had $3.8 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $90.5 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 26% of the related revenues.

The Company’s days sales outstanding (DSO) for the quarter ended March 31, 2006 and quarterly for the year ended December 31, 2005 are set forth in the following tables:

Quarter Ended:	2005
March 31	61
June 30	55
September 30	59
December 31	76

Quarter Ended:	2006
March 31	70

The increase in DSO for the quarter ended December 31, 2005 was caused by the acquisition of CRS in December 2005 combined with strong sales and large dollar accounts, the majority of which occurred in the third month. For the quarter ended March 31, 2006, The Company had an improvement in DSO as the Company integrated and streamlined accounting cycles with CRS. The Company expects DSO to remain between 60 and 70 days for the remainder of the year.

The Company’s principal investing activities for the three months ended March 31, 2006 included the sale of short-term investments of $3.3 million, capital expenditures of $0.6 million and $0.5 million related to prior acquisitions. The Company anticipates capital spending for the remainder of 2006 to increase primarily due to increased spending on technology for system and network upgrade efforts.

Financing activities for the three months ended March 31, 2006 included $124.5 million in payments and $122.0 million in proceeds on the Company’s long-term debt less $1.4 million in fees. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.8 million and proceeds from the exercise of employee stock options in the amount of $0.4 million.

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions (the 2005 credit facility), which had an “accordion” feature that allowed the Company to increase the line of credit up to $125 million under certain conditions. At the time of the closing of this facility, the Company had $25 million in outstanding borrowings. The proceeds from this facility were used to payoff the balance of the Company’s then previous facility, which was terminated at the Company’s election in March 2005. The Company used funds generated from operations to make discretionary $5 million principal payments towards the 2005 credit facility in April, July and October 2005. In November 2005 the Company exercised the “accordion” feature to increase the commitment to $125 million and the Company borrowed $115 million available under the facility to acquire CRS.

In January of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance of the 2005 credit facility to $119 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. At the time of closing of this facility, and as of March 31, 2006, the Company had $22 million of revolving loan borrowings and $100 million of term loan borrowings, the proceeds from which were used to finance the applicable facility fees and to pay off the 2005 credit facility, which was terminated at the Company’s election effective March 31, 2006.

In April of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million against the revolver, reducing the outstanding balance of the 2006 credit facility to $117 million.

As of March 31, 2006 the Company had cash and cash equivalents of $51.4 million. In addition, at such date, the Company had a borrowing capacity of $78 million under its senior revolving credit facility. Additionally, for the three months of 2006, the Company had positive cash flows from operations of $3.2 million. The Company expects to generate positive cash flows from operations for the remainder of 2006. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three months ended March 31, 2006 of $4.6 million. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America, and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia, and China. The Company’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues to represent approximately 35% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of March 31 2006, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

Through March 31, 2006, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Certain Factors That May Affect Future Results

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2001 through the first quarter of 2006, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $11.0 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

If the emerging and current technologies and platforms of Microsoft and others upon which the Company builds its products do not gain or retain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenues will suffer.

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or will remain popular in the future. For example, the Company believes the Internet is transforming the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company has continued on its previously announced determination to pursue development of several of its primary product lines upon the Microsoft .NET technology. If the Company cannot continue to develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become or continue to be a widely accepted industry standard, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position and revenues could be adversely affected.

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

The Company’s software products are made up of increasingly complex computer programs. Software products are complex and products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation, and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which the Company’s products operate, including Progress, IBM, Microsoft SQL or Microsoft .NET, occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes value-added resellers (VARs) and other distributors and authorized consultants, consisting primarily of professional firms. During the quarters ended March 31, 2006 and 2005, approximately 24% and 21%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the quarters ended March 31, 2006 and 2005, 37.4% and 43.8%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 30% to 40%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of March 31, 2006, the Company does not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

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

From January 1, 2001 through March 31, 2006, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $13.2 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $51.4 million at March 31, 2006. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of March 31, 2006, the Company has borrowed $122 million under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended March 31, 2006, the price of the Company’s common stock ranged from a low of $1.93 to a high of $17.50. For three months ended March 31, 2006, the stock price ranged from a low of $11.25 to a high of $14.62. As of May 1, 2006, the Company had 54,829,695 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

With the recently adopted accounting standard for share-based compensation, which took effect January 1, 2006, the Company’s business practices may be materially altered.

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

If we are not able to successfully integrate CRS Retail Technology Group, Inc. and its operations with the Company, our ability to achieve anticipated revenues and related profits, as well as our results for the CRS products may be adversely impacted and the business of the Company may be disrupted and negatively impacted.

The success of our recent acquisition of CRS will depend in large part upon our ability to successfully integrate the CRS business into the Company. As with most acquisitions, integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of CRS and thus, the Company. The challenges involved in integrating CRS with the Company include:

•	Coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	Introducing and effectively selling and cross selling the CRS products into international (non-US) markets where they have not traditionally been offered;

•	Combining product offerings and technology;

•	Coordinating and combining domestic operations, relationships and facilities;

•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	Coordinating CRS’ research and development efforts here in the United States with the Company’s R&D facilities both in the U.S. as well as in Moscow, Russia and Monterrey, Mexico;

•	Continuing to demonstrate to the existing CRS customers that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	Preserving distribution, marketing or other important relationships of both the Company and CRS and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of the Company and CRS, maintaining employee morale and retaining key employees; and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

The integration of the CRS business into the Company’s business may not realize all of the anticipated benefits of the acquisition to the extent, or in the time frame, anticipated. The failure to fully integrate the CRS business successfully into the Company or to realize all of the anticipated benefits of the acquisitions could seriously hinder our plans for product development and business and market expansion.

Improvements to CRS’ internal controls may be required and if these improvements are not completed in a timely manner it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 which could in turn have a material adverse impact on our business and financial condition.

While we are currently evaluating CRS’ internal controls in order to allow management to include CRS’ internal controls in management’s assessment of internal controls over financial reporting, as required by Section 404 as of December 31, 2006, it is possible that we may encounter significant delays in implementing these requirements as they relate to CRS. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on the Company’s operations. If we are unable to comply with these requirements as they relate to CRS by December 31, 2006, it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 and/or could subject the Company to sanctions or investigation by regulatory authorities. Any such actions could adversely affect our business and financial condition.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our recent acquisitions, we currently have goodwill of $165.4 million and $69.0 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. At March 31, 2006, the Company had $51.4 million in cash and cash equivalents. Based on the investment interest rate and the balance as of March 31, 2006, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $514,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $122.3 million in variable rate debt outstanding at March 31, 2006. Based upon the variable rate debt outstanding as of March 31, 2006, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1,223,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and New Zealand. The Company did not have any foreign currency forward or option contracts open as of March 31, 2006. International revenues represented 37.4% of the Company’s total revenues for the three months ended March 31, 2006, and 28.5% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency losses for the three months ended March 31, 2006 of $13,000. For the three months ended March 31, 2006 these transactional losses were primarily due to inter-company revenues and cost of sales. The year to date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $295,000 as of March 31, 2006 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

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

Changes in internal controls over financial reporting

The following changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company’s management identified a material weakness as of December 31, 2005. Beginning in the fourth quarter of the year ended December 31, 2005 and continuing in the period covered by this Quarterly Report on Form 10-Q, the Company executed the steps necessary to remediate the material weakness and made the following changes to its internal control over financial reporting:

•	Hiring highly qualified accounting consultants to guide internal accounting personnel in the application of generally accepted accounting principles related to software revenue recognition;

•	Training internal personnel, with the assistance of the new external advisors, to obtain additional expertise as to the application of generally accepted accounting principles specifically related to software revenue recognition; and

•	Ensuring the review of the revenue recognition documentation by qualified staff.

The Company believes, as of end of the period covered by this Quarterly Report on Form 10-Q, it has fully remediated the material weakness which caused the Company to conclude in its Annual Report on Form 10-K/A for the year ended December 31, 2005 that its internal control over financial reporting were not effective.

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

Item 1a – Risk Factors

A description of the risk factors associated with our business is included under “Certain Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities during the three months ended March 31, 2006.

Item 6 - Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

Items 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: May 10, 2006	/s/ Michael A. Piraino
Michael A. Piraino
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
2.1	Agreement and Plan of Reorganization and Merger dated as of September 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	September 30, 1997

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	8-K	000-20740	December 22, 2005

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005

10.87	2005 Stock Incentive Plan	S-8	333-127163	August 3, 2005

10.88	Deferred Compensation Plan	S-8	333-127163	August 3, 2005

10.89	Credit Agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006 (and certain ancillary material agreements)				X

10.90	Dismissal of Previous Independent Registered Public Accounting Firm	8-K	000-20740	April 10, 2006

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X