Form 10-Q
period 2006-06-30
EPICOR SOFTWARE CORP
filed 2006-08-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006, there were 55,380,437 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$64,459	$49,768
Short-term investments	—	3,271
Accounts receivable, net of allowance for doubtful accounts of $5,957 and $6,011 as of 2006 and 2005, respectively	68,261	67,728
Deferred income taxes	20,823	20,726
Inventory	8,725	4,572
Prepaid expenses and other current assets	8,222	6,759

Total current assets	170,490	152,824

Property and equipment, net	10,963	11,347
Deferred income taxes	22,449	22,449
Intangible assets, net	64,492	73,539
Goodwill	165,712	164,451
Other assets	5,674	4,341

Total assets	$439,780	$428,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,988	$12,150
Accrued compensation and payroll taxes	17,238	27,114
Other accrued expenses	31,508	29,595
Current portion of long-term debt	1,103	100
Current portion of accrued restructuring costs	2,613	2,812
Deferred revenue	60,092	57,183

Total current liabilities	133,542	128,954

Long-term debt, less current portion	115,864	124,639
Long-term portion of accrued restructuring costs	1,067	1,460
Long-term portion of deferred revenue	1,726	2,284
Long-term deferred income taxes	1,164	1,164

Total long-term liabilities	119,821	129,547

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock	58	56
Additional paid-in capital	340,701	336,139
Less: treasury stock at cost	(10,679)	(10,679)
Accumulated other comprehensive loss	(1,297)	(1,053)
Accumulated deficit	(142,366)	(154,013)

Total stockholders’ equity	186,417	170,450

Total liabilities and stockholders’ equity	$439,780	$428,951

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	$23,995	$18,369	$43,306	$34,042
Consulting	27,270	18,358	52,228	35,282
Maintenance	37,533	33,488	73,702	66,734
Hardware and other revenues	10,744	808	14,784	1,749

Total revenues	99,542	71,023	184,020	137,807

Cost of revenues	44,034	25,440	79,795	50,154
Amortization of intangible assets	4,249	2,811	8,494	5,594

Total cost of revenues	48,283	28,251	88,289	55,748

Gross profit	51,259	42,772	95,731	82,059
Operating expenses:
Sales and marketing	16,422	13,661	31,423	27,762
Software development	8,844	7,035	17,176	14,425
General and administrative	13,080	11,093	25,322	22,249

Total operating expenses	38,346	31,789	73,921	64,436

Income from operations	12,913	10,983	21,810	17,623
Interest expense	(2,327)	(295)	(4,211)	(574)
Other income (expense), net	910	(29)	1,196	(183)

Income before income taxes	11,496	10,659	18,795	16,866
Minority interest	—	59	—	90
Provision for (benefit from) income taxes	4,411	(18,954)	7,148	(18,515)

Net income	$7,085	$29,554	$11,647	$35,291

Other comprehensive income:
Net income	$7,085	$29,554	$11,647	$35,291
Unrealized foreign currency translation gain (loss)	(265)	204	(244)	584

Comprehensive income	$6,820	$29,758	$11,403	$35,875

Net income per share:
Basic	$0.13	$0.54	$0.21	$0.65
Diluted	$0.12	$0.52	$0.21	$0.63
Weighted average common shares outstanding:
Basic	55,763	54,486	55,683	54,231
Diluted	56,950	56,592	56,795	56,419

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$11,647	$35,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,859	7,767
Stock-based compensation expense	2,615	1,197
Provision for doubtful accounts	975	642
Deferred income taxes	(94)	(18,391)
Excess tax benefits from share-based payment arrangements	(532)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,014)	11,398
Inventory	(4,153)	18
Prepaid expenses and other current assets	(1,432)	(626)
Other assets	394	(1,304)
Accounts payable	8,603	(2,795)
Accrued expenses	(7,369)	(12,140)
Accrued restructuring costs	(915)	(930)
Deferred revenue	1,108	(1,773)

Net cash provided by operating activities	21,692	18,354

Investing activities
Purchases of property and equipment	(2,078)	(1,707)
Sale of short-term investments	3,271	—
Cash paid for acquisitions, net of cash acquired	(605)	(3,477)

Net cash provided by (used in) investing activities	588	(5,184)

Financing activities
Proceeds from exercise of stock options	650	1,462
Proceeds from employee stock purchase plan	764	718
Excess tax benefits from share-based payment arrangements	532	—
Issuance of nonvested shares	2	—
Purchase of treasury stock	—	(3,145)
Debt issuance fees	(1,675)	—
Proceeds from long-term debt	122,000	25,000
Principal payments on long-term debt	(129,760)	(35,433)

Net cash used in financing activities	(7,487)	(11,398)

Effect of exchange rate changes on cash	(102)	368

Net increase in cash and cash equivalents	14,691	2,140
Cash and cash equivalents at beginning of period	49,768	53,711

Cash and cash equivalents at end of period	$64,459	$55,851

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

As described in the Company’s 2005 Form 10-K/A, the Company restated quarterly financial data for each of the first three quarters of 2005 to correct the Company’s allocation of revenue between license fees and maintenance in multiple-element arrangements and the recognition of these revenues.

Note 2. Stock-Based Compensation

General

The Company’s share based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The Company believes its share based awards are critical to our operation and productivity. Our employee share based award plans allow us to grant, on a discretionary basis, incentive stock options, non-qualified stock options and nonvested shares.

Employee Stock Option Plans

Historically, the Company has granted stock options to its employees, including executive officers from our various plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. Due the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company no longer grants stock options.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. Beginning February 2006, the Company’s ESPP program is non-compensatory, and therefore no additional stock-based compensation expense will be recorded.

Nonvested Shares

The Company has granted nonvested shares to key employees, including officers. Nonvested shares is defined within the SFAS 123-R as shares that an entity has not yet issued because the agreed-upon consideration, such as employee services, has not yet been received. Nonvested shares cannot be sold. The restriction on sale of nonvested shares is due to the forfeitability of the shares if specified events occur (or do not occur).

The Company adopted SFAS 123-R during the first quarter of 2006. Prior to that, the Company followed the disclosure-only provisions of SFAS No. 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounted for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.

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

No stock-based employee compensation cost associated with stock options was recognized in the Condensed Consolidated Statement of Income and Comprehensive Income for the three or six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value for the underlying common stock on the date of grant. In accordance with the modified prospective method of transition to SFAS 123-R, prior periods were not restated to reflect the impact of adopting the new standard.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenues	$264,000	$—	$396,000	$4,000
Sales and marketing	532,000	—	785,000	4,000
Software development	162,000	—	247,000	1,000
General and administrative	803,000	591,000	1,187,000	1,188,000

Total stock-based compensation expense	$1,761,000	$591,000	$2,615,000	$1,197,000

Net cash proceeds from the exercise of stock options were $268,000 and $465,000 for the three months ended June 30, 2006 and 2005, respectively and $650,000 and $1,462,000 for the six months ended June 30, 2006 and 2005, respectively. In accordance with SFAS 123-R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the six months ended June 30, 2006, net cash provided by operating activities decreased and net cash provided by financing activities increased by $532,000 related to excess tax benefits from exercise of stock-based awards.

Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123-R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123-R the Company changed its methodology to include an estimate of forfeitures. During the three months ended June 30, 2006, the share-based compensation expense related to stock options and the employee stock purchase plan included in expenses and the related tax benefits were $618,000 and $191,000, respectively. During the six months ended June 30, 2006, the share-based compensation expense related to stock options and the employee stock purchase plan included in expenses and the related tax benefits were $1,306,000 and $402,000, respectively. During the three months ended June 30, 2006 and 2005, share-based compensation expense related to nonvested shares was $1,143,000 and $591,000, respectively. During the six months ended June 30, 2006 and 2005, share-based compensation expense related to nonvested shares was $1,309,000 and $1,197,000, respectively. No share-based compensation was capitalized for the three or six months ended June 30, 2006 and

2005. The impact of share-based compensation on basic earnings per share was $0.00 for the three months ended June 30, 2006 and 2005 and $0.01 for the six months ended June 30, 2006 and 2005. The impact of share-based compensation on diluted earnings per share was $0.01 for the three months ended June 30, 2006 and $0.01 for the six months ended June 30, 2006.

For the three and six months ended June 30, 2005, the Company complied with APB No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees and the employee stock purchase plan. Stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for options issued to employees and stock issued under the stock purchase plan. Had compensation cost for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income as reported	$29,554	$35,291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(887)	(1,770)

Net income – pro forma	$28,667	$33,521

Net income per share as reported:
Basic	$0.54	$0.65
Diluted	$0.52	$0.63
Net income per share – pro forma:
Basic	$0.53	$0.62
Diluted	$0.51	$0.59

The following table illustrates the impact of adopting SFAS 123-R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25. For purposes of computing pro forma net income, the Company estimated the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility and expected life. The Company used historical data for expected volatility and the expected life of its stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2006	2006	2006
	SFAS 123-R	ABP 25	SFAS 123-R	ABP 25
Income before taxes	$11,496	$12,115	$18,795	$20,101
Net income	7,085	7,466	11,647	12,457
Net income per share:
Basic	$0.13	$0.13	$0.21	$0.22

Diluted	$0.12	$0.13	$0.21	$0.22

At June 30, 2006, there was approximately $4,294,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years.

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows. As there were no options granted in the three or six month period ended June 30, 2006, no data is provided for Stock Option Plans with respect to the weighted average assumptions used to value the option grants and the stock purchase plan rights

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	—	0.5	4.0	0.5	—	0.5	4.0	0.5
Risk-free interest rate	—	4.6%	3.7%	3.3%	—	4.6%	3.7%	3.3%
Volatility	—	34.2%	44.5%	44.5%	—	34.2%	45.1%	44.5%
Dividend rate	—	0.0%	0.0%	0.0%	—	0.0%	0.0%	0.0%

The Company has a total of eleven stock option plans and has available a total of 881,836 shares of its common stock for issuances pursuant to incentive and non-qualified stock option and stock purchase rights that may be granted to officers, key employees, and directors of the Company as of June 30, 2006. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. In December 2005, the Company accelerated the vesting of all existing “underwater” or “out of the money” stock options with a strike price of $14.31 or higher. These accelerated vested options may be exercised and traded subject to any other limitations such as company blackout periods.

A summary of the shares reserved for grant, options outstanding and options available for grant under each plan is as follows:

Name	Originally Authorized	Options Outstanding	Granted Nonvested Shares	Options Available For Grant
Nonqualified Stock Option and Restricted Stock Purchase Plan—1990	1,650,000	7,000	—	—
1993 Nonqualified Stock Option Plan	1,275,000	144,515	—	—
1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan	2,200,000	95,500	—	—
1996 Nonqualified Stock Option Plan	500,000	127,000	—	—
1997 Nonqualified Stock Option Plan	500,000	81,374	—	—
1998 Nonqualified Stock Option Plan	3,000,000	316,710	—	—
1999 Nonqualified Stock Option Plan	6,000,000	2,153,733	282,033	34,086
2005 Stock Incentive Plan	3,000,000	—	2,152,250	847,750
2003 CFO Option Plan	250,000	190,000	—	—
1999 Merger Transition Nonstatutory Stock Option Plan	900,000	41,100	—	—
1995 Equity Incentive Plan (DataWorks)	2,937,800	13,509	—	—

Totals	22,212,800	3,170,441	2,434,283	881,836

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of June 30, 2006, 682,866 shares have been issued under this plan.

The following is a summary of activity under the stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,464,981	$7.16	7.14
Granted	—
Exercised	(171,562)	$3.78
Expired or canceled	(122,978)	$12.35

Outstanding at June 30, 2006	3,170,441	$7.15	6.64	$14,147

Vested and expected to vest	3,125,126	$7.11	6.63	$14,067

Options exercisable	2,446,869	$6.54	6.35	$12,490

There were no options granted during the three or six months ended June 30, 2006. For options granted during the three month period ended June 30, 2005, the weighted average fair value at the date of grant was $4.77 per option. For options granted during the six month period ended June 30, 2005, the weighted average fair value at date of grant was $4.92 per option.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $823,000 and $1,415,000 for the three months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $1,527,000 and $4,375,000 for the six months ended June 30, 2006 and 2005, respectively.

In July 2005, the Company granted to certain officers the right to receive 140,000 nonvested shares for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain officers the right to receive 61,200 nonvested shares for a purchase price equal to the par value of such stock. In May of 2006, the Company granted to certain officers and members of the Board of Directors the right to receive 195,833 nonvested shares for a purchase price equal to the par value of such stock (Note 11). These nonvested shares generally vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years.

In May of 2006, the Company granted 2,037,250 shares of nonvested common stock for a purchase price equal to the par value of such stock. The shares are subject to a vesting schedule and were granted to various members of management, vice presidents and officers. The recipients will vest in the nonvested shares, or a portion thereof, in three equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and earnings before income tax, depreciation and amortization (EBITDA) for each of three performance years. Nonvested shares are held in escrow, and the Company’s reacquisition right will not lapse until fully vested. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, nonvested shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and EBITDA will be forfeited and automatically transferred to and reacquired by the Company.

The performance condition for each year is an independent performance condition. Therefore, although compensation expense for all three years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year.

The following table is a rollforward of nonvested awards activity for the three and six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	201,200	$13.22
Granted	2,233,083	11.51
Vested	—	—
Forfeited	—	—

Nonvested awards at June 30, 2006	2,434,283	$11.65

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by SAB No. 104;

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables;” and

•	SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

The Company enters into contractual arrangements with end-users of its products that may include software licenses, maintenance services, consulting services, hardware, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

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

If the services element of the arrangement is deemed essential to the functionality of the software arrangement, or if the Company enters into arrangements in which the customer payments are tied to specific milestones, the Company applies the provisions of SOP No. 81-1.

License Revenues: Amounts allocated to software license revenues are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

Revenues on sales made to the Company’s resellers are recognized upon shipment of the Company’s software to the reseller, when the reseller has an identified end-user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

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

The Company has recorded unbilled consulting revenues totaling $3,033,000 and $851,000 at June 30, 2006 and December 31, 2005, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Hardware revenues: The Company resells third party hardware systems and related peripherals as part of an end-to-end solution requested by its customers. Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company considers delivery to occur upon shipment of the product, at which time title and risk of loss have passed to the customer.

Software License Indemnification: The Company’s standard software license agreements contain an infringement indemnity clause under which we agree to defend, indemnify and hold harmless our customers and business partners against liability and damages arising from third party claims that the Company’s products violate or infringe the intellectual property rights of others. These clauses constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We have never lost a third party infringement claim and to date, the Company’s costs to defend such claims and/or lawsuits have been insignificant. Although it is possible that in the future third parties may claim that the Company’s current or potential future software solutions infringe on their intellectual property, we do not currently expect a significant impact on the Company’s business, operating results or financial condition from such claims.

Note 4. Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and the weighted average common equivalent of convertible preferred stock outstanding for the period, excluding nonvested shares. The convertible preferred stock for the three and six months ended June 30, 2005 is included because the holders of the convertible preferred stock participate in any dividends paid on the Company’s common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Per SFAS 128, the performance based nonvested shares are not included in the diluted calculation as the number of shares that would have been earned had June 30, 2006 been the end of the annual performance period was zero. The Company currently expects that performance based nonvested shares will be included in its quarterly and year to date earnings per share computations in the fourth quarter of 2006.

For the three months ended June 30, 2006 and 2005, options to purchase 687,000 and 1,152,000 shares of common stock with a weighted average price of $11.82 and $13.72, respectively, were anti-dilutive and for the six months ended June 30, 2006 and 2005, options to purchase 795,000 and 523,000 shares of common stock with a weighted average price of $11.91 and $15.05, respectively, were excluded because their effect was anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$7,085	$29,554	$11,647	$35,291

Basic:
Weighted average common shares outstanding	56,894	53,550	56,351	53,425
Weighted average common equivalent of convertible preferred stock	—	1,682	—	1,682
Weighted average common shares of nonvested shares	(1,131)	(746)	(668)	(876)

Shares used in the computation of basic net income per share	55,763	54,486	55,683	54,231

Net income per share - basic	$0.13	$0.54	$0.21	$0.65

Diluted:
Weighted average common shares outstanding	55,763	54,486	55,683	54,231
Stock options	1,091	1,703	974	1,778
ESPP shares	20	—	10	—
Nonvested shares	76	403	128	410

Shares used in the computation of diluted net income per share	56,950	56,592	56,795	56,419

Net income per share - diluted	$0.12	$0.52	$0.21	$0.63

Note 5. Acquisitions

CRS

On December 6, 2005, pursuant to a stock purchase agreement, the Company acquired approximately 96% of the outstanding capital stock of CRS Retail Technology Group, Inc. (CRS), a privately held company. The Company acquired the remaining 4% of the outstanding capital stock of CRS effective December 20, 2005. CRS is a provider of merchandising and point-of sale software solutions, hardware and services to the specialty retail industry.

The total preliminary purchase price of CRS as of June 30, 2006 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,698

Total purchase price	$123,698

The Company used working capital and funds available under a Credit Agreement (Note 9) in order to finance the acquisition.

In connection with the acquisition, the Company is closing one of the CRS facilities. Certain costs associated with such an action resulted in an increase in goodwill of $238,000, which was recorded in the transaction in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Business Combination,” (Note 7). The Company incurred additional transaction costs related to the acquisition, primarily legal and accounting costs, during 2006 of $0.2 million. These costs increased the amount of goodwill recorded in the transaction.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to CRS’ tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets and liabilities. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets, restructuring costs and additional transaction costs, primarily legal and accounting costs. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	3,280

Total tangible assets acquired	23,323
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	79,441
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(2,003)
Other long-term liabilities	(3,545)

Net assets acquired	$123,698

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; they are expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one was completed as of June 30, 2006 and the other is expected to be completed in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Goodwill and other specific intangibles recorded in this transaction are not deductible for tax purposes. Deferred tax liabilities of $14.4 million related to the purchased intangibles are included, net of deferred tax assets of $14.0 million, in prepaid and other assets and other long-term liabilities in the above purchase price allocation.

Pro Forma Information

Actual results of operations of the companies acquired in 2005 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by the Company of CRS using the purchase method, as if it occurred on January 1, 2005 and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisition, elimination of amortization and interest related to CRS debt and intangibles not assumed in the acquisition, and the write-off of in-process research and development. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Total revenues	$85,930	$163,255
Net income	27,617	29,397
Net income per share:
Basic	.50	.54
Diluted	.48	.52

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

Scala

On June 18, 2004, the Company acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, the Company acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of the Company common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, the Company purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by the Company. Therefore, as of August 9, 2005, the Company became the legal owner of all outstanding Scala shares.

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

The Company began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from the remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, the Company requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted the Company’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by the Company or Scala to tender their shares to the Company in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the consignment as referred to below. On August 9, 2005, pursuant to the order of the Amsterdam Court of Appeal, the Company deposited EUR 1,571,410 into a consignment account of the Ministry of Finance in order to fund the consignation upon which the Company became the legal owner of the Scala ordinary shares. The admitted institutions (the banks through which the remaining individual shareholders hold their shares) have been requested by Euroclear to transfer the shares via the giro clearing system as maintained by NECIFEF (Nederlands Centraal Instituut voor Giraal Effectenverkeer) to the account established for this consignment purpose for payment of the corresponding amount out of the consignment account by the Ministry of Finance. Subsequently, the shares were transferred and the admitted institutions paid out such amounts to their clients (i.e. the former Scala shareholders). The process was completed by December 31, 2005.

The total purchase price of Scala as of December 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares was $95,750. The value of the Company common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction. The total purchase price, as described above, is summarized as follows (in thousands):

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

The Company used working capital and funds available under a Credit Agreement (Note 9) in order to finance the cash portion of the offer price.

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

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets and liabilities. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the allocation of the purchase price (in thousands):

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

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the six months ended June 30, 2006 (in thousands):

Balance as of December 31, 2005	$164,451
CRS goodwill	1,240
Foreign currency translation	21

Balance as of June 30, 2006	$165,712

The additional CRS goodwill is the result of additional transaction costs incurred, a purchase price allocation adjustment to deferred revenue and a restructuring charge (Note 5 and 7).

The Company did not add any intangible assets in the first six months of 2006. The change in the intangibles of $41,000 is due to foreign currency translation. The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenant not to compete	1-2 years
Third party funded development agreement	2.5 years

The Company’s intangibles are amortized on a straight-line basis over the estimated economic life of the assets. As of June 30, 2006, the Company has not identified any indicators of impairment associated with goodwill and identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of June 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$77,401	$36,890	$40,511	$77,401	$31,095	$46,306
Customer base	29,527	13,095	16,432	29,486	11,608	17,878
Trademark	10,290	3,618	6,672	10,290	2,589	7,701
Third party funded development agreement	950	773	177	950	583	367
Covenant not to compete	2,115	1,415	700	2,115	828	1,287

Total	$120,283	$55,791	$64,492	$120,242	$46,703	$73,539

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended June 30, 2006 and 2005 was $4,249,000 and $2,811,000, respectively, and for the six months ended June 30, 2006 and 2005 was $8,494,000 and $5,594,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended June 30, 2006 and 2005 was $286,000 and $116,000, respectively, and for the six months ended June 30, 2006 and 2005 was $589,000 and $265,000, respectively. Estimated amortization expense for the remainder of 2006, 2007, 2008, 2009, 2010 and thereafter is approximately $8,989,000, $16,752,000, $15,550,000, $11,593,000, $8,444,000 and $3,164,000, respectively.

Note 7. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructurings (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Total restructuring costs
Balance at December 31, 2004	$1,699	$4,050	$5,749
2005 restructuring charges and other	359	—	359
Cash payments	(929)	(907)	(1,836)

Balance at December 31, 2005	1,129	3,143	4,272
Cash payments	(392)	(438)	(830)
CRS acquisition	150	88	238

Balance at June 30, 2006	887	2,793	3,680
Less: current portion	(887)	(1,726)	(2,613)

Total long-term accrued restructuring	$—	$1,067	$1,067

2005 CRS Acquisition

In connection with the Company’s acquisition of CRS Retail Technology Group on December 6, 2005, the Company formulated a restructuring plan to close one of the CRS facilities. In connection with this, the Company recorded a liability of $238,000 for the restructuring costs associated with the CRS reduction in workforce and the closure of a CRS facility. This liability included $150,000 for separation costs for terminated employees and $88,000 for the closing of the CRS facility. In conjunction with this restructuring, 9 CRS employees or 3% of the

CRS workforce will be terminated from all functional areas. As of June 30, 2006, none of these terminations have been made. Lease payments on the CRS facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2005 Restructuring Charges and Other

For the year ended December 31, 2005, the Company recorded restructuring charges of $359,000. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees or less than 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations had been completed. As of June 30, 2006, the balance related to this restructuring is zero.

2004 Restructuring Charges and Other

For the year ended December 31, 2004, the Company recorded restructuring charges and other charges of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of June 30, 2006, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At June 30, 2006, the remaining balance is $1,158,000 and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004, the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. As of June 30, 2006, the remaining balance of severance costs of $737,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. As of June 30, 2006, the remaining balance related to the closure of certain Scala facilities is $1,260,000. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at June 30, 2006 is $287,000. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

Note 8. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	June 30, 2006	December 31, 2005
Deferred license fees	$382	$576
Deferred maintenance	57,532	54,290
Deferred consulting	3,904	4,601

	61,818	59,467
Less current portion	(60,092)	(57,183)

Total long term deferred revenue	$1,726	$2,284

Deferred software license fees have been deferred because one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance for unspecified software upgrades on a when-and-if available basis and technical support over a specified time and recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be provided beyond June 30, 2007.

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

In January 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance of the 2005 credit facility to $119 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million (inclusive of a $20 million letter of credit sublimit) and a term loan facility of up to $100 million. At the time of closing of this facility, the Company had $22 million of revolving loan borrowings and $100 million of term loan borrowings, the proceeds from which were used to finance the applicable facility fees and to pay off the 2005 credit facility, which was terminated at the Company’s election effective March 31, 2006.

The Company used funds generated from operations to make a discretionary principal payment of $5 million against the revolver in April 2006, and mandatory principal payment of $250,000 against the term loan. As a result of these payments, the outstanding balance under the 2006 credit line was $116.7 million as of June 30, 2006, of which the revolver was $17.0 million.

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

As of June 30, 2006, the Company was in compliance with all covenants included in the terms of the 2006 Credit Facility. The weighted average interest rates applicable to the term loan and revolving loan were 7.77% and 6.79%, respectively, at June 30, 2006.

In July 2006, the Company used funds generated from operations to make a discretionary principal payment of approximately $6.7 million, applied against the revolver, reducing the outstanding balance of the 2006 credit facility to approximately $110 million.

Note 10. Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $4,411,000 and $(18,954,000) for the second quarter of 2006 and 2005, respectively. The effective income tax rates were 38.4 % and (178.0)% for the three months ended June 30, 2006 and June 30, 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the three months ended June 30, 2006 and benefits from the release of valuation allowance against U.S. deferred tax assets for the three months ended June 30, 2005. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

The Company has provided a valuation allowance on certain foreign deferred tax assets and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Additionally, under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” the Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent a material or discrete adjustment to deferred taxes, the deferred tax accounts are adjusted at year end.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the Company’s net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets. Failure to achieve the Company’s operating income targets may change it’s assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

Note 11. Issuance of Nonvested Shares

On March 18, 2003, the Compensation Committee of the Board of Directors granted to the Company’s Chief Executive Officer (CEO) the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. As of December 31, 2005, all shares were fully vested. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $591,000 for the three months June 30, 2005, and $1,182,000 for the six months ended June 30, 2005.

In July 2005, the Company granted to certain officers the right to receive 140,000 nonvested shares for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain officers the right to receive 61,200 nonvested shares for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the each of the grant dates of the nonvested shares issued, the Company recorded stock compensation expense related to these grants of $166,000 and $332,000 for the three and six months ended June 30, 2006. These nonvested shares generally vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years.

In May 2006, the Company granted to certain officers and members of the Board of Directors the right to receive 195,833 nonvested shares for a purchase price equal to the par value of such stock. Based on the market value of the Company’s stock on the grant date, the Company recorded stock compensation expense related to these grants of $91,000 for the three and six months ended June 30, 2006. These nonvested shares generally vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years.

In May 2006, the Company granted 2,037,250 shares of Company common stock subject to a vesting schedule to various members of management, vice presidents and officers. Based on the market value of the Company’s stock on the grant date, the Company recorded stock compensation expense related to these grants of $883,000 for the three and six months ended June 30, 2006. The recipients will vest in the nonvested shares, or a portion thereof, in three equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and EBITDA for each of three performance years. The recipient paid a purchase price per share equal to the par value of Company common stock. The recipient must make satisfactory arrangements to cover applicable tax withholdings which may include, in the administrator’s sole discretion, cash, withholding a portion of the shares subject to the grant, delivering already vested and owned nonvested shares, or selling a sufficient number of Company shares otherwise deliverable to the recipient through such means as the Company may determine in its sole discretion.

Nonvested shares will be held in escrow and the Company’s reacquisition right will not lapse until the shares are fully vested. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, nonvested shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and EBITDA will be forfeited and automatically transferred to and reacquired by the Company.

The performance condition for each year is an independent performance condition. Therefore, although compensation expense for all three years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year. Each quarter the Company will make a probability assessment of the number of shares to be earned under the program and will record compensation expense related to the probable shares ratably over each annual service period

Future estimated quarterly stock-based compensation expense to be charged to operations for nonvested shares granted for the remainder of 2006, 2007, 2008, 2009 and 2010, excluding 2007 and 2008 expense for the performance based nonvested shares, is as follows:

Quarter Ending	Compensation Expense
September 30, 2006	$2,587,000
December 31, 2006	2,587,000
March 31, 2007	316,000
June 30, 2007	310,000
September 30, 2007	307,000
December 31, 2007	307,000
March 31, 2008	307,000
June 30, 2008	292,000
September 30, 2008	272,000
December 31, 2008	272,000
March 31, 2009	272,000
June 30, 2009	266,000
September 30, 2009	171,000
December 31, 2009	111,000
March 31, 2010	97,000
June 30, 2010	32,000

Total estimated future stock-based compensation expense related to nonvested shares	$8,506,000

Note 12. Acquisition of Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001 and the issuance of restricted shares to the Company’s CEO (Note 11). The Company repurchased a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of June 30, 2006, these repurchased shares are held in treasury and are available for future reissuance. In addition, as of June 30, 2006, the CEO’s shares were all fully vested.

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

Note 13. Deferred Compensation Plan

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. payroll executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At June 30, 2006, the Company has $1.2 million deferred compensation related to this plan included in accrued expenses in the accompanying consolidated balance sheet.

Note 14. Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making groups, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Hardware and other segment consists primarily of resale of third-party hardware and sales of business forms. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended June 30, 2006:
Revenues	$23,995	$27,270	$37,533	$10,744	$99,542
Cost of revenues	8,880	21,586	8,323	9,494	48,283

Gross profit	$15,115	$5,684	$29,210	$1,250	$51,259

Three months ended June 30, 2005:
Revenues	$18,369	$18,358	$33,488	$808	$71,023
Cost of revenues	6,360	14,509	7,047	335	28,251

Gross profit	$12,009	$3,849	$26,441	$473	$42,772

Six months ended June 30, 2006:
Revenues	$43,306	$52,228	$73,702	$14,784	$184,020
Cost of revenues	16,978	41,805	16,551	12,955	88,289

Gross profit	$26,328	$10,423	$57,151	$1,829	$95,731

Six months ended June 30, 2005:
Revenues	$34,042	$35,282	$66,734	$1,749	$137,807
Cost of revenues	13,160	27,966	13,875	747	55,748

Gross profit	$20,882	$7,316	$52,859	$1,002	$82,059

Note 15. Commitments and Contingencies

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 18 months base salary and bonus in the event the Company terminates the executive without cause, including as a result of a change of control of the Company. The agreements also call for such payments as well as the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2006 is not considered significant to the Company’s financial position, results of operations or cash flows.

Note 16. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues; (ii) the impact of new accounting pronouncements; (iii) future sales and marketing expenses, software development expenses and general and administrative expenses; (iv) 2006 tax rate; (v) the Company’s capital spending; (vi) the Company’s future cash flow from operations; (vii) sufficient sources of financing to continue operations for next twelve months; (viii) the effect of current legal proceedings; (ix) future cash tax payments and net operating loss carry forwards; (x) the future use of forward or other hedging contracts; (xi) the future impact of recent acquisitions on the Company; (xii) future levels of international revenues; (xiii) future investments in product development; and (xiv) the impact of new products and increased distribution channels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 41 to 49. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract;

•	Availability of products to be delivered;

•	Time period over which services are to be performed;

•	Creditworthiness of the customer;

•	The complexity of customizations and integrations to the Company’s software required by service contracts;

•	The sales channel through which the sale is made (direct, Value Added Reseller (VAR), distributor, etc.);

•	Discounts given for each element of a contract; and

•	Any commitments made as to installation or implementation “go live” dates.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at June 30, 2006. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of the Company’s acquisitions and represent acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the Company has recorded these acquisitions using the purchase method of accounting. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R “Share-Based Payment.” The Company adopted the provisions of SFAS 123-R in the first quarter of 2006 and selected the modified prospective method for adoption. Prior to adoption, the Company accounted for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company grants stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recorded for stock options in prior periods. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

The Company also accounts for its nonvested shares in accordance with SFAS 123-R. The Company grants stock options with an exercise price equal to the fair market value on the date of grant. The Company historically recognized compensation expense related to these nonvested shares, and continues to under the provisions of SFAS 123-R.

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

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with APB Opinion 23.

Acquisitions

CRS

On December 6, 2005, pursuant to a stock purchase agreement, the Company acquired approximately 96% of the outstanding capital stock of CRS Retail Technology Group, Inc. (CRS), a privately held company. The Company acquired the remaining 4% of the outstanding capital stock of CRS effective December 20, 2005. CRS is a provider of merchandising and point-of sale software solutions, hardware and services to the specialty retail industry.

The total preliminary purchase price of CRS as of June 30, 2006 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,698

Total purchase price	$123,698

The Company used working capital and funds available under a Credit Agreement (Note 9) in order to finance the acquisition.

In connection with the acquisition, the Company is closing one of the CRS facilities. Certain costs associated with such an action resulted in an increase in goodwill of $238,000, which was recorded in the transaction in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Business Combination.” The Company incurred additional transaction costs related to the acquisition, primarily legal and accounting costs, during 2006 of $0.2 million. These costs increased the amount of goodwill recorded in the transaction.

In connection with the Company’s acquisition of CRS, the Company formulated a restructuring plan to close one of the CRS facilities. In connection with this, the Company recorded a liability of $238,000 for the restructuring costs associated with the CRS reduction in workforce and the closure of a CRS facility. This liability included $150,000 for separation costs for terminated employees and $88,000 for the closing of the CRS facility. In conjunction with this restructuring, 9 CRS employees or 3% of the CRS workforce will be terminated from all functional areas. As of June 30, 2006, none of these terminations have been made. Lease payments on the CRS facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to CRS’ tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with any excess being ascribed to goodwill. Management is responsible for determining the fair values of these assets and liabilities. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets, restructuring costs and additional transaction costs, primarily legal and accounting costs. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	3,280

Total tangible assets acquired	23,323
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	79,441
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(2,003)
Other long-term liabilities	(3,545)

Net assets acquired	$123,698

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; they are expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one was completed as of June 30, 2006 and the other is expected to be completed in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

Scala

On June 18, 2004, the Company acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, the Company acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of the Company common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, the Company purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005 the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by the Company. Therefore, as of August 9, 2005, the Company became the legal owner of all outstanding Scala shares.

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

The Company began the “buy-out procedures” in the fourth quarter of 2004 of Scala ordinary shares from the remaining minority Scala shareholders in accordance with Section 2:92a of the Dutch Civil Code. As part of that process, the Company requested the Enterprise Section of the Amsterdam Court of Appeal to enter a judgment ordering the remaining shareholders of Scala to transfer their shares in exchange for a cash payment. On May 26, 2005, the Amsterdam Court of Appeal granted the Company’s request and entered a judgment ordering the holders of the remaining 461,074 Scala shares not owned by the Company or Scala to tender their shares to the Company in return for payment to them of $4.07 per Scala share (to be exchanged into euros against the rate on June 18, 2004 as published on the website of the European Central Bank), and increased by the 4% Dutch statutory interest rate over the period from the May 26, 2005 Court ruling until the consignment as referred to below. On August 9, 2005, pursuant to the order of the Amsterdam Court of Appeal, the Company deposited EUR 1,571,410 into a consignment account of the Ministry of Finance in order to fund the consignation upon which the Company became the legal owner of the Scala ordinary shares. The admitted institutions (the banks through which the remaining individual shareholders hold their shares) have been requested by Euroclear to transfer the shares via the giro clearing system as maintained by NECIFEF (Nederlands Centraal Instituut voor Giraal Effectenverkeer) to the account established for this consignment purpose for payment of the corresponding amount out of the consignment account by the Ministry of Finance. Subsequently, the shares were transferred and the admitted institutions paid out such amounts to their clients (i.e. the former Scala shareholders). The process was completed by December 31, 2005.

The total purchase price of Scala as of December 31, 2005, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares was $95,750. The value of the Company common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction. The total purchase price, as described above, is summarized as follows (in thousands):

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

The Company used working capital and funds available under a Credit Agreement (Note 9) in order to finance the cash portion of the offer price.

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

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets and liabilities. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the allocation of the purchase price (in thousands):

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change $	Change %	2006	2005	Change $	Change %
Revenues:
License fees	$24.0	$18.3	$5.7	31.1%	$43.3	$34.1	$9.2	27.0%
Consulting	27.3	18.4	8.9	48.4%	52.2	35.3	16.9	47.9%
Maintenance	37.5	33.5	4.0	11.9%	73.7	66.7	7.0	10.5%
Hardware and other	10.7	0.8	9.9	1,237.5%	14.8	1.7	13.1	770.6%

Total revenues	$99.5	$71.0	$28.5	40.1%	$184.0	$137.8	$46.2	33.5%

Gross profit %:
License fees	63.0%	65.4%			60.8%	61.3%
Consulting	20.8%	21.0%			20.0%	20.7%
Maintenance	77.8%	79.0%			77.5%	79.2%
Hardware and other	11.6%	58.5%			12.4%	57.3%

Amortization of intangible assets	$4.2	$2.8	$1.4	50.0%	$8.5	$5.6	$2.9	51.8%
% of total revenues	4.2%	3.9%			4.6%	4.1%
Gross profit	$51.3	$42.8	$8.5	19.9%	$95.7	$82.1	$13.6	16.6%
% of total revenues	51.6%	60.3%			52.0%	59.6%
Sales and marketing	$16.4	$13.7	$2.7	19.7%	$31.4	$27.8	$3.6	12.9%
% of total revenues	16.5%	19.3%			17.1%	20.2%
Software development	$8.8	$7.0	$1.8	25.7%	$17.2	$14.4	$2.8	19.4%
% of total revenues	8.8%	9.9%			9.3%	10.4%
General and administrative	$13.1	$11.1	$2.0	18.0%	$25.3	$22.2	$3.1	14.0%
% of total revenues	13.2%	15.6%			13.8%	16.1%
Provision (benefit) for income taxes	$4.4	(19.0)	$23.4	(123.2)%	$7.1	$(18.5)	$25.6	(138.4)%
Effective tax rate	38.4%	(178.0)%			38.0%	(109.8)%
Net income	$7.1	$29.6	$(22.5)	(76.0)%	$11.6	$35.3	$(23.7)	(67.1)%
% of total revenues	7.1%	41.6%			6.3%	25.6%
Other Data
EBITDA (1)	$19.3	$14.5	$4.8	33.1%	$34.2	$24.6	$9.6	39.0%
% of total revenues	19.4%	20.5%			18.6%	17.9%

Other Data

(1)	The Company is providing EBITDA, a non-generally accepted accounting principles (GAAP) financial measure, because (i) the Company believes that these figures are helpful in allowing individuals to assess the ongoing financial performance of the business; (ii) EBITDA is the standard underlying certain financial covenants of the Company in its credit agreement and (iii) the Company uses EBITDA as the underlying financial measure by which the vesting of certain nonvested share incentive awards is determined. The Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization. Due to EBITDA’s focus on the Company’s results from operations before depreciation and amortization, management believes that EBITDA provides an additional analytical tool to clarify the Company’s results from core operations and delineate underlying trends. The Company also uses EBITDA to judge its compliance with certain financial covenants in its credit agreement. Therefore, the Company believes that this information is meaningful to investors when considered in connection with the information contained in the GAAP presentation of financial information. EBITDA is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles GAAP, and it may not be comparable to similarly titled measures reported by other companies.

This non-GAAP measure has limitations, however, because it does not include all items of income and expense that impact the Company’s operations. Management compensates for these limitations by also considering the Company’s GAAP results. The non-GAAP financial measure the Company uses is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income and income per share, and should not be considered measures of the Company’s liquidity. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue (in thousand):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$99,542	$71,023	$184,020	$137,807
Net Income	7,085	29,554	11,647	35,291
Income taxes (tax benefit)	4,411	(18,954)	7,148	(18,515)
Net interest expense	1,943	29	3,571	57
Amortization of intangibles	4,535	2,948	9,083	5,874
Depreciation expense	1,365	971	2,776	1,893

EBITDA	$19,339	$14,548	$34,225	$24,600

EBITDA percent of revenues	19.4%	20.5%	18.6%	17.9%

Revenue

License fee revenues increased in absolute dollars for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The increase is due in part to the contribution of license revenue from the CRS acquisition in December 2005, which added approximately $3.3 million and $7.4 million in license revenues, respectively. Excluding CRS, license revenues for the three months ended June 30, 2006, as compared to the same period in 2005, increased primarily due to an increase in average selling price in North America of approximately 11% for the three months ended June 30, 2006, as compared to the same period in 2005. In addition, the increase year over year as well as quarter over quarter is due to an increase in the Company’s sales force of approximately 12% resulting in stronger sales. The Company expects license fee revenues for the remainder of 2006 to increase in absolute dollars compared to the prior year due to increased global distribution channels, new products such as Vantage 8.0 and vertical market strength across manufacturing, services, distribution, hospitality and specialty retail (CRS).

Consulting revenues increased in absolute dollars for the three and six months ended June 30, 2006, as compared to the same periods in 2005. This increase is due to the increase in license revenues over the last few quarters, which has resulted in increased implementation engagements and the acquisition of CRS. In addition, the Company added additional consulting headcount of approximately 5% over the prior year. These consultants are now trained and implementing engagements resulting in an increase in consulting revenue. Additionally, international consulting revenues increased due to the revenue contributions related to the 2005 Scala Italy and Scala Romania acquisitions. The acquisition of CRS in December 2005 added approximately $5.6 million and $10.4 million of additional consulting revenues included in the three and six months ended June 30, 2006.

Maintenance revenues increased in absolute dollars for the three and six months ended June 30, 2006, as compared to the same periods in 2005. This increase is due primarily to the acquisition of CRS, which resulted in additional maintenance revenues of $3.0 million and $5.7 million for the three and six months ended June 30, 2006, and to continued high renewal rates experienced by the Company’s customer base, an increase in win backs, which is an existing customer whose maintenance had lapsed and has now renewed their maintenance, continued higher license sales and the resulting maintenance associated with the sales.

Hardware and other revenues consist primarily of resale of third-party hardware and sales of business forms. The increase in hardware and other revenue in absolute dollars for the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due to the acquisition of CRS. Historically, the second quarter is seasonally the strongest for CRS hardware sales.

International revenues were $35.6 million and $33.9 million for the three months ended June 30, 2006 and 2005, representing 35.4% and 47.7%, respectively, of total revenues. International revenues were $67.7 million and $66.5 million for the six months ended June 30, 2006 and 2005, representing 36.8% and 48.2%, respectively, of total revenues. The decrease in international revenues in percentage of total revenues for the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due to the acquisition of CRS in December 2005, which primarily generates revenue domestically, and a foreign currency exchange rate impact of approximately $0.5 million and ($1.0) million for the three and six months ended June 30, 2006, respectively. The Company expects international revenues to continue to be approximately 30% to 40% of total revenues.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement that were recorded as a result of acquisitions. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended June 30, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets, of $4.2 million and $2.8 million, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets, of $8.5 million and $5.6 million, respectively. The increase in amortization expense for the three and six months ended June 30, 2006 as compared to the same periods in 2005 is due to the additional amortization expense related to the Scala Romania in March 2005, Scala Italy in April 2005 and CRS in December 2005 acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2012.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of acquired intangible assets. For the three months ended June 30, 2006, as compared to the same period in 2005, cost of license fees increased primarily due to the CRS acquisition, which added $2.4 million, which is primarily amortization. For the six months ended June 30, 2006, as compared to the same period in 2005, cost of license fees increased primarily due to the CRS acquisition, which added approximately $4.6 million, offset by a decrease in software royalties of $0.4 million due to the mix of license revenues and a decrease in amortization of $0.5 million as some intangibles become fully amortized.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to the acquisition of CRS which added approximately $0.5 million and $0.9 million, respectively, in additional cost and $0.2 million and $0.3 million, respectively, related to stock-based compensation expenses resulting from the adoption of SFAS 123-R. The remaining increase in these costs for the three and six months ended June 30, 2006 is due to an increase in headcount of approximately 5% compared to the same periods in 2005.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three and six months ended June 30, 2006, cost of maintenance revenues increased due primarily to the acquisition of CRS.

Cost of hardware and other revenue increased due to the acquisition of CRS, which added $9.2 million and $12.1 million for the three and six months ended June 30, 2006. The decrease in gross profit is due to the acquisition of CRS which is comprised mostly of hardware costs from CRS and its lower gross profit.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three and six months ended June 30, 2006, as compared to the same periods in 2005, is primarily due the acquisition of CRS which added approximately $0.9 million and $1.9 million, respectively, in additional cost and $0.5 million and $0.8 million, respectively, related to stock-based compensation expenses resulting from the adoption of SFAS 123-R. The remaining increase in sales and marketing expense is due to increased headcount in sales of approximately 12%. Sales and marketing expenses decreased as a percentage of revenue due to the increase in revenues for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The Company expects sales and marketing expenses to increase due to sales people reaching and exceeding annual targets, which will result in higher commissions and the inclusion of SFAS 123-R stock-based compensation expense.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. The majority of these expenses have been incurred by the Company in North America, Mexico, and Russia where the Company operates development centers. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and six months ended June 30, 2006 and 2005, no software development costs were capitalized because the time period between technological feasibility and general release for all software product releases during the six months ended June 30, 2006 and 2005 was insignificant.

Software development expenses increased in absolute dollars for the three and six months ended June 30, 2006, as compared to the same periods in 2005 primarily due to the acquisition of CRS and due to the adoption of SFAS 123-R which resulted in $0.2 million and $0.2 million, respectively, related to stock-based compensation expenses. Software development expenses decreased as a percentage of revenue due to the increase in revenues for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The Company expects software development expenses to increase only nominally for the remainder of the year.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the three month period ending June 30, 2006 as compared to the same period in 2005 due to the acquisition of CRS, which added approximately $1.2 million, an increase of $0.3 million in accounting fees primarily due to timing of the Company’s Sarbanes-Oxley Section 404 compliance work and $0.2 million related to stock-based compensation expense. General and administrative expenses increased in absolute dollars for the six month period ending June 30, 2006 as compared to the same period in 2005 due to the acquisition of CRS, which added approximately $2.3 million and an increase of $0.7 million in accounting fees due to timing of the Company’s Sarbanes-Oxley Section 404 compliance work. General and administrative expenses decreased as a percentage of revenue due to the increase in revenues for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The Company expects general and administrative expenses to increase nominally for the remainder of 2006.

Stock-Based Compensation Expense

Stock-based compensation expense is related to SFAS 123-R stock-based compensation expense from previously issued stock options and nonvested shares issued by the Company. Stock-based compensation expense for the three and six months ended June 30, 2006 was related to the various nonvested share plans granted in 2005 and 2006, the performance based nonvested share plan and stock option compensation expense. Stock-based compensation expense for the three and six months ended June 30, 2005 was related to restricted stock issued as part of the 2001 stock option exchange program, 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003. For the three months ended June 30, 2006 and 2005, stock-based compensation expense was $1.8 million and $0.6 million, respectively. For the six months ended June 30, 2006 and 2005, stock-based compensation expense was $2.6 million and $1.2 million, respectively.

Estimated future stock-based compensation expense to be charged to operations for 2006, 2007, 2008, 2009 and 2010, excluding 2007 and 2008 expense for the performance based nonvested shares, is as follows:

Quarter Ending	Nonvested Shares Compensation Expense	Stock Option Expense	Total
September 30, 2006	$2,587,000	$591,000	$3,178,000
December 31, 2006	2,587,000	603,000	3,190,000
March 31, 2007	316,000	613,000	929,000
June 30, 2007	310,000	566,000	876,000
September 30, 2007	307,000	464,000	771,000
December 31, 2007	307,000	434,000	741,000
March 31, 2008	307,000	326,000	633,000
June 30, 2008	292,000	200,000	492,000
September 30, 2008	272,000	61,000	333,000
December 31, 2008	272,000	28,000	300,000
March 31, 2009	272,000	26,000	298,000
June 30, 2009	266,000	9,000	275,000
September 30, 2009	171,000	—	171,000
December 31, 2009	111,000	—	111,000
March 31, 2010	97,000	—	97,000
June 30, 2010	32,000	—	32,000

Total estimated future stock-based compensation expense	$8,506,000	$3,921,000	$12,427,000

The above includes estimated stock-based compensation expense to be charged to expense as a result of the Company’s adoption of SFAS 123-R, which requires expense recognition for the fair value of all share-based payments to employees effective for annual periods beginning after June 15, 2005. On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $14.31 or higher. Options to purchase approximately 475,000 shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $4.4 million and $ (19.0) million for the second quarter of 2006 and 2005, respectively. The effective income tax rates were 38.4 % and (178.0)% for the three months ended June 30, 2006 and June 30, 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the three months ended June 30, 2006 and benefits from the release of valuation allowance against U.S. deferred tax assets for the three months ended June 30, 2005. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the Company’s net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets.

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

The Company is currently under examination in various locations including the Netherlands, United Kingdom, Hungary and Canada. The Company recently reached a settlement with the Dutch tax authorities resulting in the reduction of Netherlands net operating loss carryforwards by approximately $10 million. The company recorded the reduction of the associated deferred tax asset when deemed probable in the quarter ended June 30, 2005. Due to the full valuation allowance no benefit from the net operating loss was previously recorded and there is no provision expense related to the reduction of the deferred tax asset. The deferred tax asset associated with the Netherlands net operating loss carryforward continues to have a full valuation allowance against it. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the six months ended June 30, 2006 (in millions):

Cash and cash equivalents	$64.5
Working capital	36.9
Working capital, excluding deferred revenue	97.0
Net cash provided by operating activities	21.7
Net cash provided by investing activities	0.6
Net cash used in financing activities	(7.5)
Long-term debt	115.9

As of June 30, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $64.5 million and unused borrowing capacity of $83.0 million under its senior revolving credit facility. The Company’s operations provided $21.7 million in cash during the six months ended June 30, 2006. Significant operating cash outlays during the six months ended June 30, 2006 included payment of bonuses for fiscal year 2005, commissions and royalties. As of June 30, 2006, the Company had $3.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $97.0 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 26% of the related revenues.

The Company’s days sales outstanding (DSO) for the quarter ended June 30, 2006, March 31, 2006 and quarterly for the year ended December 31, 2005 are set forth in the following tables:

2005
Quarter Ended:
March 31	61
June 30	55
September 30	59
December 31	76

2006
Quarter Ended:
March 31	70
June 30	62

The increase in DSO for the quarter ended December 31, 2005 was caused by the acquisition of CRS in December 2005 combined with strong sales and large dollar accounts, the majority of which occurred in the third month. For the quarter ended June 30, 2006, the Company had strong collections during the quarter which resulted in DSOs being reduced down to 62 days from 70 days last quarter. The Company expects DSO to remain between 60 and 70 days for the remainder of the year.

The Company’s principal investing activities for the six months ended June 30, 2006 included the sale of short-term investments of $3.3 million, capital expenditures of $2.1 million and $0.6 million related to prior acquisitions. The Company anticipates capital spending for the remainder of 2006 to increase primarily due to increased spending on technology for system and facility upgrade efforts.

Financing activities for the three and six months ended June 30, 2006 included $129.8 million in payments, $120.3 million in proceeds on the Company’s long-term debt and $1.7 million in debt issuance fees. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase program of $0.8 million and proceeds from the exercise of employee stock options in the amount of $0.7 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. At the time of closing of this facility, and as of March 31, 2006, the Company had $22 million of revolving loan borrowings and $100 million of term loan borrowings, the proceeds from which were used to finance the applicable facility fees and to pay off the balance of the Company’s then previous credit facility, which was terminated at the

Company’s election effective March 31, 2006. In April of 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million against the revolver and a mandatory principal payment of $250,000 against the term loan, reducing the outstanding balance of the 2006 credit facility to $116.7 million as of June 30, 2006. In July of 2006, the Company used funds generated from operations to make a discretionary principal payment of approximately $6.7 million against the revolver, further reducing the outstanding balance of the 2006 credit facility to approximately $110 million. As of June 30, 2006, the Company was in compliance with all covenants included in the 2006 credit facility.

As of June 30, 2006 the Company had cash and cash equivalents of $64.5 million. In addition, at such date, the Company had a borrowing capacity of $83 million under its senior revolving credit facility. Additionally, for the first six months of 2006, the Company had positive cash flows from operations of $21.7 million. The Company expects to generate positive cash flows from operations for the remainder of 2006. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three and six months ended June 30, 2006 of $7.1 million and $11.6 million, respectively. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America, and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia, and China. The Company’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues to represent approximately 30% to 40% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of June 30, 2006, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

Through June 30, 2006, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Certain Factors That May Affect Future Results

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2001 through the second quarter of 2006, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $12.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	The demand for the Company’s products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to information technology (IT) spending;

•	Fluctuations in the length of the Company’s sales cycles which may vary depending on the complexity of our products as well as the complexity of the customer’s specific software and service needs;

•	The size and timing of orders for the Company’s software products and services, which, because many orders are completed in the final days of each quarter, may be delayed to future quarters;

•	The number, timing and significance of new software product announcements, both by the Company and its competitors;

•	Customers’ unexpected postponement or termination of expected system upgrades or replacement due to a variety of factors including economic conditions, changes in IT strategies or management changes;

•	Changes in accounting standards, including software revenue recognition standards;

•	Currency fluctuations; and

•	Fluctuations in number of customers renewing maintenance.

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

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or will remain popular in the future. For example, the Company believes the Internet has and continues to transform the way businesses operate and the software requirements of customers. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company is continuing to proceed on its previously announced determination to pursue development of several of its primary product lines upon the Microsoft .NET technology. If the Company cannot continue to develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become or continue to be a widely accepted industry standard, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position and revenues could be adversely affected.

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

•	Difficulty in effectively integrating any acquired technologies or software products into our current products and technologies;

•	Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

•	The possible adverse impact of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

•	The possibility that customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

•	The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies;

•	Difficulty in integrating acquired operations, including incorporating internal control structures, due to geographical distance, and language and cultural differences; and

•	Difficulty in retaining employees of the acquired company.

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended June 30, 2006 and 2005, 14% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the six months ended June 30, 2006 and 2005, 18% and 18%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company’s products incorporate and rely upon software products developed by several other third party entities such as Microsoft, IBM and Progress. Specifically, the Company’s software products are built and depend upon several underlying and evolving relational database management system platforms including Microsoft SQL Server, Progress OpenEdge and IBM U2 and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to the Company or to our customers, either directly from the third party manufacturers or through other resellers of such products, the Company could not readily replace these products with substitute products. As a result, the Company cannot provide assurance that these third parties will:

•	Remain in business;

•	Continue to support the Company’s product lines;

•	Maintain viable product lines;

•	Make their product lines available to the Company on commercially acceptable terms; and

•	Not make their products available to the Company’s competitors on more favorable terms.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended June 30, 2006 and 2005, 35.4% and 47.7%, respectively, of total Company revenues were generated by the Company’s international operations. During the six months ended June 30, 2006 and 2005, 36.8% and 48.2%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 30% to 40%. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Different and changing regulatory requirements in various countries and regions;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations; and

•	Perceived health risks (e.g. avian influenza), natural disasters or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of June 30, 2006, the Company does not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

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

From January 1, 2001 through June 30, 2006, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $18.5 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $64.5 million at June 30, 2006. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of June 30, 2006, the Company has $116.7 million outstanding under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended June 30, 2006, the price of the Company’s common stock ranged from a low of $5.60 to a high of $17.50. For six months ended June 30, 2006, the stock price ranged from a low of $9.90 to a high of $14.62. As of August 2, 2006, the Company had 55,380,437 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

With the recently adopted accounting standard for share-based compensation, which took effect January 1, 2006, the Company’s business practices may be materially altered.

The Company historically compensated and incentivized its employees, including many of its key personnel and new hires, through the issuance of options to acquire Company Common Stock. As a result of recently enacted accounting standards, which require expense recognition for the fair value of stock options, effective January 1, 2006, the Company changed its previous practice by no longer granting stock options to employees and granting nonvested shares as an alternative. The effects of such change, if any, could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

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

Improvements to the Company’s and CRS’ internal controls may be required and if these improvements are not completed in a timely manner it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 which could in turn have a material adverse impact on our business and financial condition.

While we are currently evaluating CRS’ internal controls in order to allow management to include CRS’ internal controls in management’s assessment of internal controls over financial reporting, as required by Section 404 as of December 31, 2006, it is possible that we may encounter significant delays in implementing these requirements as they relate to CRS. Therefore, we cannot be certain about the timing of the completion of this evaluation, testing and remediation or the impact that these activities will have on the Company’s operations. In addition, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company’s management identified a material weakness as of December 31, 2005. Beginning in the fourth quarter of the year ended December 31, 2005 and continuing in the quarter ended March 31, 2006, we executed the steps we believed were necessary to remediate the material weakness and made changes to our internal controls over financial reporting. Although we believe that we have remediated the material weakness, the changes to our internal control over financial reporting have not been tested. If we are unable to comply with these requirements as they relate to CRS by December 31, 2006 or if testing indicates that the changes to our internal controls were not sufficient to remediate our material weakness, it could have an adverse effect on the Company’s ability to comply with the Sarbanes-Oxley Act of 2002 and/or could subject the Company to sanctions or investigation by regulatory authorities. Any such actions could adversely affect our business and financial condition.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our recent acquisitions, we currently have goodwill of $165.7 million and $64.5 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At June 30, 2006, the Company had $64.5 million in cash and cash equivalents. Based on the investment interest rate and the balance as of June 30, 2006, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $645,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $116.7 million in variable rate debt outstanding at June 30, 2006. Based upon the variable rate debt outstanding as of June 30, 2006, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1,167,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and New Zealand. The Company did not have any foreign currency forward or option contracts open as of June 30, 2006. International revenues represented 35.4% of the Company’s total revenues for the three months ended June 30, 2006, and 26.6% of revenues were denominated in foreign currencies. International revenues represented 36.8% of the Company’s total revenues for the six months ended June 30, 2006, and 26.4% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency gains for the three and six months ended June 30, 2006 of $557,000 and $544,000, respectively. For the three and six months ended June 30, 2006 these transactional gains were primarily due to inter-company revenues and cost of sales. The year to date foreign currency transactional gains also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $412,000 as of June 30, 2006 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

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

There were no repurchases of equity securities during the three months ended June 30, 2006.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 30, 2006, the Company held its annual meeting of stockholders. At this meeting 51,296,257 shares of Common Stock were available for voting.

At the meeting, L. George Klaus, Michael Kelly, Thomas F. Kelly, Robert H. Smith and Harold D. Copperman were elected as directors of the Company by the Common stockholders. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

Name	Votes For	Withheld Authority
L. George Klaus	49,982,424	1,313,833
Michael Kelly	50,243,778	1,052,479
Thomas F. Kelly	49,733,448	1,562,809
Harold D. Copperman	50,023,118	1,273,139
Robert H. Smith	49,732,302	1,563,955

With respect to the proposal to ratify the appointment of McGladrey & Pullen LLP as independent auditors for the fiscal year ended December 31, 2006, 50,432,640 shares of Common Stock voted in favor of this proposal, 859,593 shares of Common Stock voted against this proposal, and 4,024 shares of Common Stock abstained from voting on this proposal. There were no broker non-votes on this proposal.

Item 6 - Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date:	August 9, 2006	/s/ Michael A. Piraino
Michael A. Piraino
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date

2.1	Agreement and Plan of Reorganization and Merger dated as of September 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	September 30, 1997

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	8-K	000-20740	December 22, 2005

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005

10.87	2005 Stock Incentive Plan	S-8	333-127163	August 3, 2005

10.88	Deferred Compensation Plan	S-8	333-127163	August 3, 2005

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	10-Q	000-20740	May 10, 2006

10.90	Dismissal of Previous Independent Registered Public Accounting Firm	8-K	000-20740	April 10, 2006

10.91	Chairman and CEO retention agreement				X

10.92	Notice of Restricted Stock Award and Restricted Stock Purchase Agreement				X

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X