Form 10-Q
period 2006-09-30
EPICOR SOFTWARE CORP
filed 2006-11-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 57,833,426 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,978	$49,768
Short-term investments	—	3,271
Accounts receivable, net of allowance for doubtful accounts of $6,311 and $6,011 as of 2006 and 2005, respectively	71,776	67,728
Deferred income taxes	20,733	20,726
Inventory	6,666	4,572
Prepaid expenses and other current assets	7,191	6,759

Total current assets	176,344	152,824
Property and equipment, net	11,192	11,347
Deferred income taxes	24,934	22,449
Intangible assets, net	60,003	73,539
Goodwill	163,087	164,451
Other assets	5,593	4,341

Total assets	$441,153	$428,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,498	$12,150
Accrued compensation and payroll taxes	18,044	27,114
Other accrued expenses	31,812	29,595
Current portion of long-term debt	1,110	100
Current portion of accrued restructuring costs	2,354	2,812
Deferred revenue	59,747	57,183

Total current liabilities	131,565	128,954

Long-term debt, less current portion	109,024	124,639
Long-term portion of accrued restructuring costs	1,021	1,460
Long-term portion of deferred revenue	1,493	2,284
Long-term deferred income taxes	1,164	1,164

Total long-term liabilities	112,702	129,547

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	59	56
Additional paid-in capital	345,910	336,139
Less: treasury stock at cost	(10,809)	(10,679)
Accumulated other comprehensive loss	(1,332)	(1,053)
Accumulated deficit	(136,942)	(154,013)

Total stockholders’ equity	196,886	170,450

Total liabilities and stockholders’ equity	$441,153	$428,951

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License fees	$23,892	$17,354	$67,199	$51,396
Consulting	26,028	18,147	78,255	53,429
Maintenance	37,985	33,579	111,687	100,313
Hardware and other revenues	7,805	868	22,589	2,617

Total revenues	95,710	69,948	279,730	207,755

Cost of revenues	41,402	25,140	121,197	75,293
Amortization of intangible assets	4,250	2,850	12,744	8,444

Total cost of revenues	45,652	27,990	133,941	83,737

Gross profit	50,058	41,958	145,789	124,018
Operating expenses:
Sales and marketing	17,332	14,102	48,755	41,865
Software development	8,615	6,948	25,791	21,373
General and administrative	13,750	11,382	39,072	33,631

Total operating expenses	39,697	32,432	113,618	96,869

Income from operations	10,361	9,526	32,171	27,149
Interest expense	(2,187)	(215)	(6,398)	(789)
Other income, net	607	223	1,803	40

Income before income taxes	8,781	9,534	27,576	26,400
Minority interest in income (loss) of consolidated subsidiary	—	(2)	—	88
Provision for (benefit from) income taxes	3,357	736	10,505	(17,779)

Net income	$5,424	$8,800	$17,071	$44,091

Comprehensive income:
Net income	$5,424	$8,800	$17,071	$44,091
Unrealized foreign currency translation loss	(35)	(975)	(279)	(374)

Comprehensive income	$5,389	$7,825	$16,792	$43,717

Net income per share:
Basic	$0.10	$0.16	$0.31	$0.81
Diluted	$0.10	$0.16	$0.30	$0.78
Weighted average common shares outstanding:
Basic	56,030	54,938	55,800	54,469
Diluted	57,003	56,500	56,859	56,572

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$17,071	$44,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,731	11,534
Stock-based compensation expense	5,835	1,889
Provision for doubtful accounts	1,624	1,050
Deferred income taxes	—	(18,391)
Excess tax benefits from share-based payment arrangements	(1,518)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,637)	8,745
Inventory	(2,094)	(24)
Prepaid expenses and other current assets	(356)	(256)
Other assets	639	136
Accounts payable	5,963	(2,834)
Accrued expenses	(5,547)	(10,160)
Accrued restructuring costs	(1,215)	(1,328)
Deferred revenue	276	(6,466)

Net cash provided by operating activities	33,772	27,986

Investing activities
Purchases of property and equipment	(3,596)	(2,615)
Sale (purchase) of short-term investments	3,271	(10,176)
Cash paid for acquisitions, net of cash acquired	(619)	(5,224)

Net cash used in investing activities	(944)	(18,015)

Financing activities
Proceeds from exercise of stock options	1,332	2,041
Proceeds from employee stock purchase plan	1,086	1,326
Excess tax benefits from share-based payment arrangements	1,518	—
Issuance of restricted stock	2	—
Purchase of treasury stock	(129)	(4,633)
Debt issuance fees	(1,675)	—
Proceeds from long-term debt	122,000	25,018
Principal payments on long-term debt	(136,759)	(40,604)

Net cash used in financing activities	(12,625)	(16,852)

Effect of exchange rate changes on cash	7	(626)

Net increase (decrease) in cash and cash equivalents	20,210	(7,507)
Cash and cash equivalents at beginning of period	49,768	53,711

Cash and cash equivalents at end of period	$69,978	$46,204

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

As described in the Company’s Form 10-K/A for the year ended December 31, 2005, the Company restated quarterly financial data for each of the first three quarters of fiscal 2005 to correct the Company’s allocation of revenue between license fees and maintenance in multiple-element arrangements and the recognition of these revenues.

Note 2. Stock-Based Compensation

General

The Company’s share based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The Company believes its share based awards are critical to its operation and productivity. The employee share based award plans allow the Company to grant, on a discretionary basis, incentive stock options, non-qualified stock options and restricted stock.

Employee Stock Option Plans

Historically, the Company has granted stock options to its employees, including executive officers, from its various plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. Due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company has elected to no longer grant stock options.

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

Restricted stock

The Company has granted restricted stock to key employees, including officers. Nonvested shares (restricted stock) are shares that are restricted because the agreed-upon consideration, such as employee services or performance condition, has not yet been received or achieved. Restricted stock cannot be sold. The restriction on sale of restricted stock is due to the forfeitability of the shares if specified events occur (or do not occur).

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

No stock-based employee compensation cost associated with stock options was recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the three or nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value for the underlying common stock on the date of grant. In accordance with the modified prospective method of transition to SFAS 123-R, prior periods were not restated to reflect the impact of adopting the new standard.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenues	$481	$—	$877	$4
Sales and marketing	966	—	1,751	4
Software development	275	—	522	1
General and administrative	1,497	692	2,685	1,880

Total stock-based compensation expense	$3,219	$692	$5,835	$1,889

Net cash proceeds from the exercise of stock options were $683,000 and $579,000 for the three months ended September 30, 2006 and 2005, respectively and $1,332,000 and $2,041,000 for the nine months ended September 30, 2006 and 2005, respectively. In accordance with SFAS 123-R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the nine months ended September 30, 2006, net cash provided by operating activities decreased and net cash provided by financing activities increased by $1,518,000 related to excess tax benefits from exercise of stock-based awards.

Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123-R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123-R the Company changed its methodology to include an estimate of forfeitures. The following table sets forth share-based compensation related to stock options, employee stock purchase plan and restricted stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options and employee stock purchase plan	$590	$—	$1,896	$—
Restricted stock	2,629	692	3,939	1,889

Total	$3,219	$692	$5,835	$1,889
Tax benefit related to stock-based compensation	$762	$—	$1,500	$—

No share-based compensation was capitalized for the three or nine months ended September 30, 2006 and 2005.

For the three and nine months ended September 30, 2005, the Company complied with APB No. 25 in accounting for stock options issued to employees and the employee stock purchase plan. Stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for options issued to employees and stock issued under the stock purchase plan. Had compensation cost for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine months Ended September 30,
	2005	2005
Net income as reported	$8,800	$44,091
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	684	1,880
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,318)	(3,790)

Net income – pro forma	$8,166	$42,181

Net income per share as reported:
Basic	$0.16	$0.81
Diluted	$0.16	$0.78
Net income per share – pro forma:
Basic	$0.15	$0.77
Diluted	$0.14	$0.75

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

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $0.6 million and $0.4 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 are $1.9 million and $1.3 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three months ended September 30, 2006 would not have changed if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.02 higher if the Company had continued to account for stock-based compensation under APB 25.

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows. As there were no options granted in the three or nine month period ended September 30, 2006, no data is provided for stock option plans with respect to the weighted average assumptions used to value the option grants and the stock purchase plan rights.

	Three Months Ended September 30,				Nine months Ended September 30,
	2006		2005		2006		2005
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	—	—	4.0	0.5	—	0.5	4.0	0.5
Risk-free interest rate	—	—	4.2%	3.7%	—	5.2%	3.7%	3.7%
Volatility	—	—	40.3%	40.3%	—	36.7%	44.7%	40.3%
Dividend rate	—	—	0.0%	0.0%	—	0.0%	0.0%	0.0%

The Company has a total of eleven stock option plans and has available a total of 809,770 shares of its common stock for issuances pursuant to incentive and non-qualified stock option plans and stock purchase rights that may be granted to officers, key employees, and directors of the Company as of September 30, 2006. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. In December 2005, the Company accelerated the vesting of all existing “underwater” or “out of the money” stock options with a strike price of $14.31 or higher. These accelerated vested options may be exercised and traded subject to any other limitations such as company blackout periods.

A summary of the shares reserved for grant, options outstanding and options available for grant under each plan is as follows:

Name	Originally Authorized	Options Outstanding	Granted Restricted Shares	Options Available For Grant
Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990	1,650,000	7,000	—	—
1993 Nonqualified Stock Option Plan	1,275,000	127,240	—	—
1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan	2,200,000	88,500	—	—
1996 Nonqualified Stock Option Plan	500,000	122,375	—	—
1997 Nonqualified Stock Option Plan	500,000	65,474	—	—
1998 Nonqualified Stock Option Plan	3,000,000	289,010	—	—
1999 Nonqualified Stock Option Plan	6,000,000	1,870,204	264,824	41,020
2005 Stock Incentive Plan	3,000,000	—	2,231,250	768,750
2003 CFO Option Plan	250,000	179,800	—	—
1999 Merger Transition Nonstatutory Stock Option Plan	900,000	38,600	—	—
1995 Equity Incentive Plan (DataWorks)	2,937,800	10,719	—	—

Totals	22,212,800	2,798,922	2,496,074	809,770

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of September 30, 2006, 711,811 shares have been issued under this plan.

At September 30, 2006, there was approximately $3,297,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following is a summary of activity under the stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,464,981	$7.16	7.14	—
Granted	—		—	—
Exercised	(508,982)	$2.62	—	—
Expired or canceled	(157,077)	$12.23	—	—

Outstanding at September 30, 2006	2,798,922	$7.71	6.53	$15,972

Vested and expected to vest	2,767,322	$7.69	6.52	$15,871

Options exercisable	2,212,069	$7.31	6.30	$13,677

There were no options granted during the three or nine months ended September 30, 2006. For options granted during the three and nine month period ended September 30, 2005, the weighted average fair value at the date of grant was $4.92 and $4.85 per option, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $3,174,000 and $1,041,000, respectively. Total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4,697,000 and $5,435,000, respectively.

In July 2005, the Company granted to certain officers the right to receive 140,000 restricted shares for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain officers the right to receive 61,200 restricted shares for a purchase price equal to the par value of such stock. In May of 2006, the Company granted to certain officers and members of the Board of Directors the right to receive 195,833 restricted shares for a purchase price equal to the par value of such stock. In August of 2006, the Company granted to various members of management 20,500 shares. These restricted shares generally vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years.

During 2006, the Company granted 2,116,250 performance-based restricted shares for a purchase price equal to the par value of such stock. The shares are subject to a vesting schedule and were granted to various members of management. The recipients will vest in the restricted stock, or a portion thereof, in three equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of three performance years. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and EBITDA will be forfeited and automatically transferred to and reacquired by the Company.

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

At September 30, 2006, there was approximately $3,608,000 of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $2,301,000 and $3,184,000 for the three and nine months ended September 30, 2006, and expects to recognize approximately $2,400,000 in the fourth quarter of 2006, if it achieves its revenue and EBITDA targets. The Company anticipates it will recognize compensation expense related to the 2007 and 2008 performance-based restricted in an amount similar to 2006. This cost is expected to be recognized over a weighted-average period of approximately two years.

The following table is a rollforward of restricted stock activity for the three and nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	201,200	$13.22
Granted	2,332,583	11.50
Vested	(37,709)	13.23
Forfeited	—	—

Restricted stock at September 30, 2006	2,496,074	$11.62

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by SAB No. 104;

•	Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables;” and

•	SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

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

For multiple-element arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded as revenue ratably over the maintenance term. The residual revenue is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services’ VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (i.e. the maintenance services fees paid by the Company’s customers upon renewal).

If in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company applies the provisions of SOP No. 81-1, otherwise SOP No. 97-2 applies.

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

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one week to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services based on sold separately data. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements revenue is recognized as services are performed as measured by costs incurred to date as compared to total estimated costs to be incurred. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are met.

The Company has recorded unbilled consulting revenues totaling $2,752,000 and $851,000 at September 30, 2006 and December 31, 2005, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheet.

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

Note 4. Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and the weighted average common equivalent of convertible preferred stock outstanding for the period, excluding restricted stock. The convertible preferred stock for the three and nine months ended September 30, 2005 is included because the holders of the convertible preferred stock participate in any dividends paid on the Company’s common stock on an as-converted basis, and because the Company believes the convertible preferred stock is a participating security that is essentially equivalent to common stock, based on all the rights and preferences of both types of stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. In accordance with SFAS No. 128, the performance-based restricted stock are not included in the basic or diluted calculation as the number of shares that would have been earned had September 30, 2006 been the end of the annual performance period was zero. The Company currently expects that performance-based restricted stock will be included in its quarterly and year-to-date earnings per share computations in the fourth quarter of 2006.

For the three months ended September 30, 2006 and 2005, options to purchase 1,212,000 and 520,000 shares of common stock, respectively, were anti-dilutive, and for the nine months ended September 30, 2006 and 2005, options to purchase 934,000 and 524,000 shares of common stock, respectively, were excluded because their effect was anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net income	$5,424	$8,800	$17,071	$44,041

Basic:
Weighted average common shares outstanding	58,499	54,925	57,075	53,931
Weighted average common equivalent of convertible preferred stock	—	622	—	1,324
Weighted average unvested common restricted stock	(2,469)	(609)	(1,275)	(786)

Shares used in the computation of basic net income per share	56,030	54,938	55,800	54,469

Net income per share - basic	$0.10	$0.16	$0.31	$0.81

Diluted:
Weighted average common shares outstanding	56,030	54,938	55,800	54,469
Stock options	943	1,347	964	1,689
Restricted stock	30	215	95	414

Shares used in the computation of diluted net income per share	57,003	56,500	56,859	56,572

Net income per share - diluted	$0.10	$0.16	$0.30	$0.78

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

The total preliminary purchase price of CRS as of September 30, 2006 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,712

Total purchase price	$123,712

The Company used working capital and funds available under a Credit Agreement (Note 9) in order to finance the acquisition.

In connection with the acquisition, the Company is closing one of the CRS facilities. Certain costs associated with such an action resulted in an increase in goodwill of $0.2 million which was recorded in the transaction in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Business Combination,” (Note 7). The Company incurred additional transaction costs related to the acquisition, primarily legal and accounting costs, during 2006 of $0.2 million. These costs increased the amount of goodwill recorded in the transaction. Goodwill was reduced by and deferred tax asset was increased by $2.5 million related to additional net operating loss carryforwards identified in connection with the filing of CRS tax returns. In addition, the Company completed a fair market value analysis on deferred revenue and recorded a $0.6 million increase in goodwill and increase of deferred revenue.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to CRS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with the excess ascribed to goodwill. Management is responsible for determining the fair values of these assets and liabilities. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets, restructuring costs and additional transaction costs, primarily legal and accounting costs. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	5,765

Total tangible assets acquired	25,808
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	76,803
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(1,836)
Other long-term liabilities	(3,545)

Net assets acquired	$123,712

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; one was completed as of September 30, 2006 and the other is expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one was completed as of September 30, 2006 and the other is expected to be completed in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Goodwill and other specific intangibles recorded in this transaction are not deductible for Federal tax purposes. Deferred tax liabilities of $14.4 million related to the purchased intangibles are included, net of deferred tax assets of $14.0 million, in prepaid and other assets and other long-term liabilities in the above purchase price allocation.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Total revenues	$89,330	$252,584
Net income	8,271	37,668
Net income per share:
Basic	.15	.69
Diluted	.15	.67

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

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005, $0.5 million is to be paid on December 14, 2006. The final purchase price was subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. In June 2005, the working capital adjustment was finalized for $1.3 million and was paid in July 2005.

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires an annual review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2005 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill as of and for the nine months ended September 30, 2006 (in thousands):

Balance as of December 31, 2005	$164,451
CRS goodwill	(1,398)
Foreign currency translation	34

Balance as of September 30, 2006	$163,087

The change in CRS goodwill is the result of additional transaction costs incurred, a purchase price allocation adjustment to deferred revenue, a restructuring charge, additional net operating loss carryforwards identified in connection with the filing of CRS tax returns and the completion of a fair market value analysis on deferred revenue (Notes 5 and 7).

The Company did not add any intangible assets in the first nine months of 2006. The change in the intangibles of $58,000 is due to foreign currency translation. The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years
Third party funded development agreement	2.5 years

The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. As of September 30, 2006, the Company has not identified any indicators of impairment associated with goodwill and intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of September 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$77,401	$39,789	$37,612	$77,401	$31,095	$46,306
Customer base	29,544	13,832	15,712	29,486	11,608	17,878
Trademark	10,290	4,133	6,157	10,290	2,589	7,701
Third party funded development agreement	950	868	82	950	583	367
Covenants not to compete	2,115	1,675	440	2,115	828	1,287

Total	$120,300	$60,297	$60,003	$120,242	$46,703	$73,539

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended September 30, 2006 and 2005 was $4,250,000 and $2,850,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $12,744,000 and $8,444,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended September 30, 2006 and 2005 was $261,000 and $137,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $850,000 and $417,000, respectively. Estimated amortization expense for the remainder of 2006, 2007, 2008, 2009, 2010 and thereafter is approximately $4,482,000, $16,757,000, $15,555,000, $11,598,000, $8,447,000 and $3,164,000, respectively.

Note 7. Restructuring Charges and Other

The following table summarizes the activity in the Company’s reserves associated with its restructuring activities (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Total restructuring costs
Balance at December 31, 2004	$1,699	$4,050	$5,749
2005 restructuring charges and other	359	—	359
Cash payments	(929)	(907)	(1,836)

Balance at December 31, 2005	1,129	3,143	4,272
Cash payments	(482)	(653)	(1,135)
CRS acquisition	150	88	238

Balance at September 30, 2006	797	2,578	3,375
Less: current portion	(797)	(1,557)	(2,354)

Total long-term accrued restructuring	$—	$1,021	$1,021

2005 CRS Acquisition

In connection with the Company’s acquisition of CRS Retail Technology Group on December 6, 2005, the Company formulated a restructuring plan to close one of the CRS facilities. In connection with this, the Company recorded a liability of $238,000 for the restructuring costs associated with the CRS reduction in workforce and the closure of a CRS facility. This liability included $150,000 for separation costs for terminated employees and

$88,000 for the closing of the CRS facility. In conjunction with this restructuring, 9 CRS employees or 3% of the CRS workforce will be terminated from all functional areas. As of September 30, 2006, 4 of these terminations have been made. Lease payments on the CRS facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire. As of September 30, 2006, the remaining balance is $148,000 and represents $88,000 of facility charges and $60,000 for severance.

2005 Restructuring Charges and Other

For the year ended December 31, 2005, the Company recorded restructuring charges of $359,000. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees or less than 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations have been completed. As of September 30, 2006, the balance related to this restructuring is zero.

2004 Restructuring Charges and Other

For the year ended December 31, 2004, the Company recorded restructuring charges and other charges of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of September 30, 2006, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income, and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At September 30, 2006, the remaining balance is $991,000 and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004, the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities. In conjunction with the acquisition 120 Scala employees or 21% of the Scala workforce were terminated from all functional areas. As of September 30, 2006, the remaining balance of severance costs of $737,000 represents remaining payments to already terminated employees which are in accordance with their severance agreements. As of September 30, 2006, the remaining balance related to the closure of certain Scala facilities is $1,198,000. Lease payments on the Scala facilities that were vacated will continue to be made until the respective noncancelable terms of the leases expire.

2002 Restructuring Charges and Other

In the fourth quarter of 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at September 30, 2006 is $301,000. The lease payments on the facilities to be closed or consolidated were considered net of contractual and estimated future sublease income. For leased space not currently sublet, sublease income was estimated based on prevailing market rates and conditions. Any future losses or changes in sublease income that is not realized according to the Company’s original estimates will be recognized as a restructuring charge in the period in which the Company makes the determination that such additional losses will be incurred. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on buildings being vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire.

Note 8. Deferred Revenue

The following summarizes the components of deferred revenue (in thousands):

	As of
	September 30, 2006	December 31, 2005
Deferred license fees	$630	$576
Deferred maintenance	56,191	54,290
Deferred consulting	4,419	4,601

	61,240	59,467
Less current portion	(59,747)	(57,183)

Total long term deferred revenue	$1,493	$2,284

Deferred software license fees have been deferred because one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance for unspecified software upgrades on a when-and-if available basis and technical support over a specified time and recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be earned beyond September 30, 2007.

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

The Company used funds generated from operations to make discretionary principal payments against the revolver in the amounts $5 million in April 2006, and $6.7 million in July 2006, and mandatory principal payments of $250,000 against the term loan in June and September 2006. As a result of these payments, the outstanding balance under the 2006 credit line was $110.0 million as of September 30, 2006, of which the revolver was $10.4 million.

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

As of September 30, 2006, the Company was in compliance with all covenants included in the terms of the 2006 credit facility. The weighted average interest rates applicable to the term loan and revolving loan were 7.77% and 6.44%, respectively, at September 30, 2006.

In October 2006, the Company used funds generated from operations to make a discretionary principal payment of approximately $10.3 million, to pay off the revolver, reducing the outstanding balance of the 2006 credit facility to $99.5 million.

Note 10. Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $3,357,000 and $736,000 for the third quarter of 2006 and 2005, respectively. The effective income tax rates were 38.2% and 7.7% for the three months ended September 30, 2006 and September 30, 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the three months ended September 30, 2006 and benefits from the release of valuation allowance against U.S. deferred tax assets for the three months ended September 30, 2005. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

The Company has provided a valuation allowance on certain foreign deferred tax assets and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. In accordance with FASB Interpretation Number (FIN) 18, “Accounting for Income Taxes in Interim Periods,” the Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent a material or discrete adjustment to deferred taxes, the deferred tax accounts are adjusted at year end.

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

Note 11. Deferred Compensation Plan

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. payroll executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match, nor is the plan an Employee Retirement Income Security Act (ERISA) insured plan. At September 30, 2006, the Company has $1.2 million deferred compensation related to this plan included in accrued expenses in the accompanying consolidated balance sheet.

Note 12. Segment Information

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

Operating segment data for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended September 30, 2006:
Revenues	$23,892	$26,028	$37,985	$7,805	$95,710
Cost of revenues	9,177	20,944	8,620	6,911	45,652

Gross profit	$14,715	$5,084	$29,365	$894	$50,058

Three months ended September 30, 2005:
Revenues	$17,354	$18,147	$33,579	$868	$69,948
Cost of revenues	6,271	14,631	6,636	452	27,990

Gross profit	$11,083	$3,516	$26,943	$416	$41,958

Nine months ended September 30, 2006:
Revenues	$67,199	$78,255	$111,687	$22,589	$279,730
Cost of revenues	26,156	62,749	25,170	19,866	133,941

Gross profit	$41,043	$15,506	$86,517	$2,723	$145,789

Nine months ended September 30, 2005:
Revenues	$51,396	$53,429	$100,313	$2,617	$207,755
Cost of revenues	19,430	42,597	20,510	1,200	83,737

Gross profit	$31,966	$10,832	$79,803	$1,417	$124,018

Note 13. Commitments and Contingencies

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired. Historically, the Company has not been obligated to make significant payments for these obligations. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2006 is not considered significant to the Company’s financial position, results of operations or cash flows.

Note 14. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s results of operations, financial position and liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.”

SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. The EITF is effective for the Company beginning January 1, 2007. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future revenues; (ii) the impact of new accounting pronouncements; (iii) future operating expenses including sales and marketing expenses, software development expenses, stock-based compensation expenses, and general and administrative expenses; (iv) 2006 tax rate; (v) the Company’s capital spending; (vi) the Company’s future cash flow from operations; (vii) sufficient sources of financing to continue operations for next twelve months; (viii) the effect of current legal proceedings; (ix) future cash tax payments and net operating loss carry forwards; (x) the future use of forward or other hedging contracts; (xi) the future impact of recent acquisitions on the Company; (xii) future levels of international revenues; (xiii) future investments in product development; (xiv) the impact of new products and increased distribution channels; and (xv) foreign currency risk. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 38 to 46. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at September 30, 2006. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R “Share-Based Payment.” The Company adopted the provisions of SFAS 123-R in the first quarter of 2006 and selected the modified prospective method for adoption. Prior to adoption, the Company accounted for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company granted stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recorded for stock options in prior periods. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

The Company also accounts for its restricted stock in accordance with SFAS 123-R. The Company granted stock options with an exercise price equal to the fair market value on the date of grant. The Company historically recognized compensation expense related to the restricted stock, and continues to under the provisions of SFAS 123-R.

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

The total preliminary purchase price of CRS as of September 30, 2006 is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,712

Total purchase price	$123,712

The Company used working capital and funds available under a Credit Agreement (Note 9) in order to finance the acquisition.

In connection with the acquisition, the Company is closing one of the CRS facilities. Certain costs associated with such an action resulted in an increase in goodwill of $0.2 million which was recorded in the transaction in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 95-3 “Recognition of Liabilities in Connection with a Business Combination,” (Note 7). The Company incurred additional transaction costs related to the acquisition, primarily legal and accounting costs, during 2006 of $0.2 million. These costs increased the amount of goodwill recorded in the transaction. Goodwill was reduced by and deferred tax asset was increased by $2.5 million related to additional net operating loss carryforwards identified in connection with the filing of CRS tax returns. In addition, the Company completed a fair market value analysis on deferred revenue and recorded a $0.6 million increase in goodwill and increase of deferred revenue.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The preliminary purchase price was allocated to CRS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with the excess ascribed to goodwill. Management is responsible for determining the fair values of these assets and liabilities. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets, restructuring costs and additional transaction costs, primarily legal and accounting costs. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	3,447
Property and equipment	3,802
Prepaid and other assets	5,765

Total tangible assets acquired	25,808
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	76,803
Accounts payable and accrued expenses	(11,918)
Deferred revenue	(1,836)
Other long-term liabilities	(3,545)

Net assets acquired	$123,712

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; one was completed as of September 30, 2006 and the other is expected to be completed by the end of 2006 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one was completed as of September 30, 2006 and the other is expected to be completed in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete all four projects is approximately $1.7 million. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005, $0.5 million is to be paid on December 14, 2006. The final purchase price was subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. In June 2005, the working capital adjustment was finalized for $1.3 million and was paid in July 2005.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (in millions, except percentages):

	Three Months Ended September 30,				Nine months Ended September 30,
	2006	2005	Change $	Change %	2006	2005	Change $	Change %
Revenues:
License fees	$23.9	$17.3	$6.6	37.7%	$67.2	$51.4	$15.8	30.7%
Consulting	26.0	18.1	7.9	43.4%	78.3	53.5	24.8	46.5%
Maintenance	38.0	33.6	4.4	13.1%	111.7	100.3	11.4	11.3%
Hardware and other	7.8	0.9	6.9	799.2%	22.6	2.6	20.0	763.2%

Total revenues	$95.7	$69.9	$25.8	36.8%	$279.8	$207.8	$72.0	34.6%
Gross profit %:
License fees	61.6%	63.9%			61.1%	62.2%
Consulting	19.5%	19.4%			19.8%	20.3%
Maintenance	77.3%	80.2%			77.5%	79.6%
Hardware and other	11.5%	47.9%			12.1%	54.1%
Amortization of intangible assets	$4.3	$2.9	$1.4	49.1%	$12.7	$8.4	$4.3	50.9%
% of total revenues	4.4%	4.1%			4.6%	4.1%
Gross profit	$50.1	$42.0	$8.1	19.3%	$145.8	$124.0	$21.8	17.6%
% of total revenues	52.3%	60.0%			52.1%	59.7%
Sales and marketing	$17.3	$14.1	$3.2	22.9%	$48.8	$41.9	$6.9	16.5%
% of total revenues	18.1%	20.2%			17.4%	20.2%
Software development	$8.6	$6.9	$1.7	24.0%	$25.8	$21.4	$4.4	20.7%
% of total revenues	9.0%	9.9%			9.2%	10.3%
General and administrative	$13.8	$11.4	$2.4	20.8%	$39.1	$33.6	$5.5	16.2%
% of total revenues	14.4%	16.3%			14.0%	16.2%
Provision (benefit) for income taxes	$3.4	0.7	$2.7	356.1%	$10.5	$(17.8)	$28.3	(159.1)%
Effective tax rate	38.2%	7.7%			38.1%	(67.6)%
Net income	$5.4	$8.8	$(3.4)	(38.4)%	$17.1	$44.1	$(27.0)	(61.3)%
% of total revenues	5.7%	12.6%			6.1%	21.2%
Other Data
EBITDA (1)	$16.3	$13.4	$2.9	21.9%	$50.6	$38.1	$12.5	32.8%
% of total revenues	17.1%	19.2%			18.1%	18.3%

Other Data

(1)	The Company is providing EBITDA, a non-generally accepted accounting principles (GAAP) financial measure, because (i) the Company believes that this figure is helpful in allowing individuals to assess the ongoing financial performance of the business; (ii) EBITDA is the standard underlying certain financial covenants of the Company in its credit agreement and (iii) the Company uses EBITDA as the underlying financial measure by which the vesting of certain nonvested share incentive awards is determined. The Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization. Due to EBITDA’s focus on the Company’s results from operations before depreciation and amortization, management believes that EBITDA provides an additional analytical tool to clarify the Company’s results from operations and delineate underlying trends. The Company also uses EBITDA to judge its compliance with certain financial covenants in its credit agreement. Therefore, the Company believes that this information is meaningful to investors when considered in connection with the information contained in the GAAP presentation of financial information. EBITDA is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles GAAP, and it may not be comparable to similarly titled measures reported by other companies.

This non-GAAP measure has limitations, however, because it does not include all items of income and expense that impact the Company’s operations. Management compensates for these limitations by also considering the Company’s GAAP results. The non-GAAP financial measure the Company uses is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income and income per share, and should not be considered measures of the Company’s liquidity. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue (dollar in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenue	$95,710	$69,948	$279,730	$207,755

Net Income	5,424	8,800	17,071	44,091
Income taxes (tax benefit)	3,357	736	10,505	(17,779)
Net interest expense (income)	1,689	(92)	5,260	35
Amortization of intangibles	4,511	2,987	13,594	8,861
Depreciation expense	1,361	980	4,137	2,873

EBITDA	$16,342	$13,411	$50,567	$38,081

EBITDA percent of revenues	17.1%	19.2%	18.1%	18.3%

Revenue

License fee revenues increased in absolute dollars for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The increase is due in part to the contribution of license revenue from the CRS acquisition in December 2005, which added approximately $3.1 million and $10.5 million in license revenues, respectively. Excluding CRS, license revenues for the three months ended September 30, 2006, as compared to the same period in 2005, increased primarily due to an increase in average selling price in North America of approximately 14% for the three months ended September 30, 2006, as compared to the same period in 2005. In addition, the increase year over year as well as quarter over quarter is due to an increase in the Company’s sales headcount of approximately 19%. The Company expects license fee revenues for the remainder of 2006 to increase in absolute dollars compared to the prior year due to increased global distribution channels, new products such as Vantage 8.0 and vertical market strength across manufacturing, services, distribution, hospitality and specialty retail (CRS).

Consulting revenues increased in absolute dollars for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. This increase is due to the acquisition of CRS and the increase in license revenues over the last few quarters, which has resulted in increased implementation engagements. In addition, the Company added additional consulting headcount of approximately 16% over the prior year. Additionally, international consulting revenues increased due to the revenue contributions related to the 2005 Scala Italy and Scala Romania acquisitions. The acquisition of CRS in December 2005 added approximately $5.3 million and $15.7 million of additional consulting revenues included in the three and nine months ended September 30, 2006.

Maintenance revenues increased in absolute dollars for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. This increase is due primarily to (i) the acquisition of CRS, which resulted in additional maintenance revenues of $2.8 million and $8.5 million for the three and nine months ended September 30, 2006, (ii) continued high renewal rates experienced by the Company’s customer base, (iii) continued higher license sales and the resulting maintenance associated with the sales, (iv) an increase in existing customers whose maintenance had lapsed and have now renewed their maintenance and (v) premium maintenance programs being offered by the Company. The Company launched Premium Maintenance services for the Vantage and Enterprise products in January 2006.

Hardware and other revenues consist primarily of resale of third-party hardware and sales of business forms. The increase in hardware and other revenue in absolute dollars for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is due to the acquisition of CRS.

International revenues were $34.3 million and $31.8 million for the three months ended September 30, 2006 and 2005, representing 35.9% and 45.4%, respectively, of total revenues. International revenues were $102.0 million and $98.2 million for the nine months ended September 30, 2006 and 2005, representing 36.5% and 47.3%, respectively, of total revenues. The foreign currency exchange rate impact is approximately $0.9 million and ($0.1) million for the three and nine months ended September 30, 2006, respectively. The decrease in international revenues in percentage of total revenues for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is due to the acquisition of CRS in December 2005, which primarily generates revenue domestically. The Company expects international revenues to continue to be approximately 30% to 40% of total revenues.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement that were recorded as a result of acquisitions. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended September 30, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets, of $4.3 million and $2.9 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets, of $12.7 million and $8.4 million, respectively. The increase in amortization expense for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is due to the additional amortization expense related to the acquisitions of Scala Romania in March 2005, Scala Italy in April 2005 and CRS in December 2005 acquisitions. Amortization of the third party funded development agreement will be complete in 2006, amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2012.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of acquired intangible assets. For the three months ended September 30, 2006, as compared to the same period in 2005, cost of license fees increased primarily due to the CRS acquisition, which added $2.2 million, which is primarily amortization of intangibles, an increase in software royalties of $0.9 million due to the mix of license revenues and offset by a decrease in amortization of $0.3 million as some intangibles become fully amortized. For the nine months ended September 30, 2006, as compared to the same period in 2005, cost of license fees increased primarily due to the CRS acquisition, which added approximately $6.8 million, which is primarily amortization of intangibles.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to the acquisition of CRS which added approximately $4.2 million and $13.4 million, respectively, in additional cost and $0.3 million and $0.6 million, respectively, related to stock-based compensation expenses resulting from the adoption of SFAS 123-R. The remaining increase in these costs for the three and nine months ended September 30, 2006 is due to an increase in headcount of approximately 16% compared to the same periods in 2005.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three and nine months ended September 30, 2006, cost of maintenance revenues increased due primarily to the acquisition of CRS, and an increase of $0.1 million and $0.3 million, respectively, related to stock-based compensation expenses resulting from the adoption of SFAS 123-R.

Cost of hardware and other revenue increased due to the acquisition of CRS, which added $6.5 million and $18.6 million for the three and nine months ended September 30, 2006. The decrease in gross profit is due to the acquisition of CRS which is comprised mostly of hardware costs from CRS and its lower gross profit.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for three and nine months ended September 30, 2006, as compared to the same periods in 2005, is primarily due the acquisition of CRS which added approximately $0.8 million and $2.6 million, respectively, in additional cost and $1.0 million and $1.8 million, respectively, related to stock-based compensation expenses resulting from the adoption of SFAS 123-R. The remaining increase in sales and marketing expense is due to increased headcount in sales of approximately 19%. Sales and marketing expenses decreased as a percentage of revenue due to the increase in revenues for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The Company expects sales and marketing expenses to increase in absolute dollars and as a percentage of revenue for the remainder of the year due to sales people reaching and exceeding annual targets, which will result in higher commissions and the inclusion of SFAS 123-R stock-based compensation expense.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. The majority of these expenses have been incurred by the Company in North America, Mexico, and Russia where the Company operates development centers. Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the three and nine months ended September 30, 2006 and 2005, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases during the three and nine months ended September 30, 2006 and 2005 was insignificant.

Software development expenses increased in absolute dollars for the three and nine months ended September 30, 2006, as compared to the same periods in 2005 primarily due to the acquisition of CRS which added approximately $0.9 million and $2.7 million, respectively, and due to the adoption of SFAS 123-R which resulted in $0.3 million and $0.5 million, respectively, related to stock-based compensation expenses. Software development expenses decreased as a percentage of revenue due to the increase in revenues for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The Company expects software development expenses to increase only nominally for the remainder of the year.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the three month period ended September 30, 2006 as compared to the same period in 2005 due to the acquisition of CRS, which added approximately $1.0 million, $0.8 million related to stock-based compensation expense and $0.2 million in debt issuance fees. General and administrative expenses increased in absolute dollars for the nine month period ending September 30, 2006 as compared to the same period in 2005 primarily due to the acquisition of CRS, which added approximately $3.3 million, an increase of $0.6 million in accounting fees due to timing of the Company’s Sarbanes-Oxley Section 404 compliance work, $0.8 million related to stock-based compensation and $0.5 million in debt issuance fees. General and administrative expenses decreased as a percentage of revenue due to the increase in revenues for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The Company expects general and administrative expenses to increase nominally for the remainder of 2006.

Stock-Based Compensation Expense

Stock-based compensation expense is related to SFAS 123-R stock-based compensation expense from previously issued stock options and restricted stock issued by the Company. Stock-based compensation expense for the three and nine months ended September 30, 2006 was related to the various restricted share plans granted in 2005 and 2006, the performance-based restricted share plan and stock option compensation expense. Stock-based compensation expense for the three and nine months ended September 30, 2005 was related to restricted stock issued as part of the 2001 stock option exchange program, 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003 and restricted stock issued to various executives in July 2005. For the three months ended September 30, 2006 and 2005, stock-based compensation expense was $3.2 million and $0.7 million, respectively. For the nine months ended September 30, 2006 and 2005, stock-based compensation expense was $5.8 million and $1.9 million, respectively.

At September 30, 2006, there was approximately $3,608,000 of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $2,301,000 and $3,184,000 for the three and nine months ended September 30, 2006, and expects to recognize approximately $2,400,000 in the fourth quarter of 2006. The Company anticipates it will recognize compensation expense related to the 2007 and 2008 performance-based restricted in an amount similar to 2006, if it achieves its revenue and EBITDA targets. This cost is expected to be recognized over a weighted-average period of approximately two years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenues	$481	$—	$877	$4
Sales and marketing	966	—	1,751	4
Software development	275	—	522	1
General and administrative	1,497	692	2,685	1,880

Total stock-based compensation expense	$3,219	$692	$5,835	$1,889

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

The Company recorded a provision for income taxes of $3.4 million and $0.7 million for the third quarter of 2006 and 2005, respectively. The effective income tax rates were 38.2 % and 7.7% for the three months ended September 30, 2006 and September 30, 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the three months ended September 30, 2006 and benefits from the release of valuation allowance against U.S. deferred tax assets for the three months ended September 30, 2005. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

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

The Company is currently under examination in various locations including the Netherlands, United Kingdom, Hungary, Canada, and Russia. The Company recently reached a settlement with the Dutch tax authorities resulting in the reduction of Netherlands net operating loss carryforwards by approximately $10 million. The Company recorded the reduction of the associated deferred tax asset when deemed probable in the quarter ended September 30, 2005. Due to the full valuation allowance no benefit from the net operating loss was previously recorded and there is no provision expense related to the reduction of the deferred tax asset. The deferred tax asset associated with the Netherlands net operating loss carryforward continues to have a full valuation allowance against it. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the nine months ended September 30, 2006 and long-term debt (in millions):

Cash and cash equivalents	$70.0
Working capital	44.8
Working capital, excluding deferred revenue	104.5
Net cash provided by operating activities	33.8
Net cash used in investing activities	(0.9)
Net cash used in financing activities	(12.6)
Long-term debt	109.0

As of September 30, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $70.0 million and unused borrowing capacity of $89.4 million under its senior revolving credit facility. The Company’s operations provided $33.8 million in cash during the nine months ended September 30, 2006. Significant operating cash outlays during the nine months ended September 30, 2006 included payment of bonuses for fiscal year 2005, commissions and royalties. As of September 30, 2006, the Company had $3.4 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $104.5 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 26% of the related revenues.

The Company’s days sales outstanding (DSO) for the last seven quarters are set forth in the following tables:

Quarter Ended:	2005
March 31	61
June 30	55
September 30	59
December 31	76

Quarter Ended:	2006
March 31	70
June 30	62
September 30	69

The increase in DSO for the quarter ended December 31, 2005 was caused by the acquisition of CRS in December 2005 combined with strong sales and large dollar accounts, the majority of which occurred in the third month. For the quarter ended September 30, 2006, the Company DSO’s increased over June 30, 2006 due the seasonality of the Company’s business. DSO’s increased year over year due to the inclusion of CRS. The Company expects DSO to remain between 60 and 70 days for the remainder of the year.

The Company’s principal investing activities for the nine months ended September 30, 2006 included the sale of short-term investments of $3.3 million, capital expenditures of $3.6 million and $0.6 million paid related to prior acquisitions. The Company anticipates capital spending for the remainder of 2006 to increase marginally primarily due to increased spending on technology for system and facility upgrade efforts.

Financing activities for the three and nine months ended September 30, 2006 included $136.8 million in payments, $120.3 million in proceeds on the Company’s long-term debt and $1.7 million in debt issuance fees. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan of $1.1 million and proceeds from the exercise of employee stock options in the amount of $1.3 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. At the time of closing of this facility, and as of March 31, 2006, the Company had $22 million of revolving loan borrowings and $100 million of term loan borrowings, the proceeds from which were used to finance the applicable facility fees and to pay off the balance of the Company’s then previous credit facility, which was terminated at the

Company’s election effective March 31, 2006. The Company used funds generated from operations to make discretionary principal payments against the revolver in the amounts of $5 million, in April 2006, and $6.7 million, in July 2006. The Company also used funds generated from operations to make mandatory $250,000 principal payments in June and September 2006. As a result of these payments, the outstanding balance of the 2006 credit facility was $110.0 million as of September 30, 2006. In October of 2006, the Company used funds generated from operations to make a discretionary principal payment of approximately $10.3 million to pay off the revolver, further reducing the outstanding balance of the 2006 credit facility to $99.5 million. As of September 30, 2006, the Company was in compliance with all covenants included in the 2006 credit facility.

As of September 30, 2006 the Company had cash and cash equivalents of $70.0 million. In addition, at such date, the Company had a borrowing capacity of $89.4 million under its senior revolving credit facility. Additionally, for the first nine months of 2006, the Company had positive cash flows from operations of $33.8 million. The Company expects to generate positive cash flows from operations for the remainder of 2006. The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the three and nine months ended September 30, 2006 of $5.4 million and $17.1 million, respectively. While management’s goal is to maintain profitability, there can be no assurance that the Company’s future revenues or its restructuring and other cost control actions will enable it to maintain operating profitability. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, there can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America, and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia, and China. The Company’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as, operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Currently, the Company expects international revenues to represent approximately 30% to 40% of total revenues going forward. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of September 30, 2006, the Company had no open forward contracts or purchase options.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s results of operations, financial position and liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that the entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. The EITF is effective for the Company beginning January 1, 2007. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

Off-Balance Sheet Arrangements

Through September 30, 2006, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Certain Factors That May Affect Future Results

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2001 through the third quarter of 2006, quarterly operating results have ranged from an operating loss of $22.1 million to operating income of $12.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended September 30, 2006 and 2005, 16% and 17%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the nine months ended September 30, 2006 and 2005, 17% and 18%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The business information systems industry in general and the manufacturing, CRM and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (1) longer operating histories, (2) significantly greater financial, technical and marketing resources, (3) greater name recognition, (4) larger technical staffs, and (5) a larger installed customer base than the Company. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended September 30, 2006 and 2005, 35.9 % and 45.4%, respectively, of total Company revenues were generated by the Company’s international operations. During the nine months ended September 30, 2006 and 2005, 36.5% and 47.3%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 30% to 40% going forward. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The increasingly international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of September 30, 2006, the Company does not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

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

From January 1, 2001 through September 30, 2006, the Company’s quarterly operating cash flows have ranged from negative $7.6 million to positive $18.5 million. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $70.0 million at September 30, 2006. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of September 30, 2006, the Company has $110.0 million outstanding under its revolving credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended September 30, 2006, the price of the Company’s common stock ranged from a low of $8.78 to a high of $17.50. For nine months ended September 30, 2006, the stock price ranged from a low of $9.59 to a high of $14.62. As of November 3, 2006, the Company had 57,833,426 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

With the recently adopted accounting standard for share-based compensation, which took effect January 1, 2006, the Company’s business practices may be materially altered.

The Company historically compensated and incentivized its employees, including many of its key personnel and new hires, through the issuance of options to acquire Company Common Stock. As a result of recently enacted accounting standards, which require expense recognition for the fair value of stock options, effective January 1, 2006, the Company changed its previous practice by no longer granting stock options to employees and granting restricted stock as an alternative. The effects of such change, if any, could impact the Company’s ability to retain existing employees or to attract qualified new candidates. As a result, the Company might have to increase cash compensation to these individuals. Such changes could have a negative impact upon the Company’s earnings and cash flows.

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

In connection with our recent acquisitions, we currently have goodwill of $163.1 million and $60.0 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

Foreign currency fluctuations may negatively impact the financial results of the Company.

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes on inter-company trade balances. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to the other income section of the income statement. The Company will be required to estimate the volume of sales transactions in various currencies. Our estimates of transaction volumes in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At September 30, 2006, the Company had $70.0 million in cash and cash equivalents. Based on the investment interest rate and the balance as of September 30, 2006, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $700,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $110.0 million in variable rate debt outstanding at September 30, 2006. Based upon the variable rate debt outstanding as of September 30, 2006, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1,100,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and New Zealand. The Company did not have any foreign currency forward or option contracts open as of September 30, 2006. International revenues represented 35.9% of the Company’s total revenues for the three months ended September 30, 2006, and 26.2% of revenues were denominated in foreign currencies. International revenues represented 36.5% of the Company’s total revenues for the nine months ended September 30, 2006, and 27.0% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency gains for the three and nine months ended September 30, 2006 of $65,000 and $609,000, respectively. For the three and nine months ended September 30, 2006 these transactional gains were primarily due to inter-company revenues and cost of sales. The year-to-date foreign currency transactional gains also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $1,144,000 as of September 30, 2006 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts or purchase option contracts. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased (a)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	12,513	10.38		N/A	N/A
August 1, 2006 to August 31, 2006	—	—		N/A	N/A
September 1, 2006 to September 30, 2006	—	—		N/A	N/A

Total	12,513	$10.38	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

All shares of the Company’s common stock purchased under (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of applicable employee withholding taxes.

Item 6 – Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION (Registrant)

Date: November 9, 2006	/s/ Michael A. Piraino
Michael A. Piraino
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization and Merger dated as of September 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	8-K	000-20740	September 30, 1997

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	8-K	000-20740	November 14, 1997

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	13D	005-43389	October 23, 1998

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	8-K	000-20740	December 22, 2005

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005

10.87	2005 Stock Incentive Plan	S-8	333-127163	August 3, 2005

10.88	Deferred Compensation Plan	S-8	333-127163	August 3, 2005

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	10-Q	000-20740	May 10, 2006

10.90	Dismissal of Previous Independent Registered Public Accounting Firm	8-K	000-20740	April 10, 2006

10.91	Chairman and CEO retention agreement	10-Q	000-20740	August 9, 2006

10.92	Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	10-Q	000-20740	August 9, 2006

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X