Form 10-K
period 2006-12-31
EPICOR SOFTWARE CORP
filed 2007-03-12
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20740

EPICOR SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18200 Von Karman Ave, Suite 1000

Irvine, California 92612

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 585-4000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.001 per share
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $397,670,715 computed using the closing sales price of $10.53 per share of Common Stock on June 30, 2006 as reported by the Nasdaq National Market. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 5, 2007 was 57,821,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Forward Looking Statements – Safe Harbor

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans; (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) future cash tax payments and net operating loss carry forwards; (ix) the future use of forward or other hedging contracts; (x) the future impact of recent acquisitions on the Company; (xi) future investments in product development; (xii) schedule of amortization of intangible assets and (xiii) future impact of valuation allowance review. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 21 to 28. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions for use by mid-sized companies, as well as the divisions and subsidiaries of larger corporations worldwide and emerging enterprises, which generally consist of companies with annual revenues under $25 million. The Company’s business solutions are primarily focused on companies or divisions between $10 million and $1 billion in annual revenues. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees, through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. The Company believes that by automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products include back office applications for manufacturing, supply chain, distribution, retail and financial accounting, as well as front office customer relationship management (CRM) applications for sales, marketing and customer service and support. Epicor also provides industry-specific solutions to a range of vertical markets including financial services, professional services, industrial machinery, automotive, hospitality and specialty retail. Epicor’s solutions also focus on the need for increased supply chain visibility and transparency and offer e-commerce and collaborative portal capabilities that allow companies to further extend beyond the traditional “four walls” of their enterprise, and further integrate their operations with those of their customers, suppliers and partners.

The Company’s products are increasingly developed on and use a service-oriented architecture (SOA), which can help manufacturers, distributors, retailers and services organizations to more quickly and efficiently respond to changing business requirements and practices. SOA is a modular, standards-based approach to software development and its deployment is designed to provide a more agile and adaptable application foundation, which can help companies more effectively align their IT resources and enterprise software with their overall business objectives.

The Company offers solutions targeted to the following industries:

Manufacturing—Epicor’s manufacturing solutions provide integrated ERP solutions for discrete manufacturers. The Company’s solutions are designed to meet the challenges of today’s agile manufacturing environment typified by short product lifecycles, continual process improvement, mass customization and lean manufacturing initiatives. The Company’s products have been designed for specific types of manufacturers – from a small job shop to a large manufacturer. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, industrial machinery, automotive, electronics, consumer goods and aerospace.

Distribution—Epicor’s distribution solutions are designed to meet the expanding requirement to support a demand-driven supply network (DDSN) by increasing focus on the customer and providing a more seamless order to shipment cycle, as well as inventory and warehouse management, sales and order processing (S&OP), financials, CRM, and planning and forecasting solutions. The Company’s distribution solution automates customer acquisition and order management to warehouse fulfillment, accounting and customer service. The distribution suite offers an end-to-end solution set tailored for wholesale distributors including third party logistics providers.

Services—Epicor’s solution for services companies is focused on delivering a complete, end-to-end enterprise solution designed to meet the critical business requirements of mid-sized to larger distributed service organizations. Epicor’s enterprise service automation (ESA) solution provides service organizations with the tools to improve staff utilization, maximize billing and revenue recognition, optimize resources and increase cash flow. The services suite includes opportunity and bid management, CRM, resource management, and engagement management, project accounting, portfolio and performance management, and collaborative commerce applications tailored for specific industries including financial services, audit and accountancy, architectural, engineering and construction, commercial research, not-for-profit organizations, software and computer services, professional services and management consulting.

Retail and Hospitality—Epicor provides solutions tailored for the retail, hospitality, and entertainment industries. The Company’s retail solutions can support both smaller, single PC-based point-of-sale (POS) retail outlet scenarios, as well as larger scale, distributed POS environments in specialty, general merchandise retailing and large specialty store chains that require more comprehensive POS, loyalty management and merchandising capabilities. Epicor provides both “best-of-breed” retail solutions for large Tier-One retailers, as well as complete “post-to-host” solutions which can integrate all elements of the retail supply chain from the store register through to the enterprise merchandising, planning, selling and financial applications. The Company’s hospitality solutions, designed for food service, hotel, sports and recreation, and other entertainment companies, can manage and streamline virtually every aspect of a hospitality organization — from point-of-sale or property management system integration, to cash and sales management, food costing, core financials, and business intelligence — all within a single solution.

Beyond the targeted enterprise-wide solutions mentioned above, Epicor also offers the following point solutions:

Supply Chain Management—Epicor’s supply chain management solutions enable companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners. From business-to-business e-commerce applications to advanced planning and scheduling to warehouse management, forecasting and fulfillment, Epicor offers solutions that can improve operational performance, while strengthening relationships across the supply chain to increase customer value.

Supplier Relationship Management (SRM)—Epicor’s supplier relationship management solutions include applications for strategic sourcing, procurement, and spend analytics. These solutions are designed to enable an organization to reduce costs by driving inefficiencies out of the procurement process. They provide a complete Web-based, buy-side commerce solution that can be rapidly deployed standalone or as part of an integrated enterprise solution.

Customer Relationship Management (CRM)—Epicor’s award-winning customer relationship management solution is designed to enable small and midsize enterprises to manage their entire customer lifecycle. Epicor’s collaborative CRM solution enables businesses to gather, organize, track and share prospect, customer, competitor and product information, to boost revenues and increase customer satisfaction.

Accounting and Finance—Epicor’s award-winning financial and accounting solutions provide a foundation for good fiscal governance and accurate financial performance, through a combination of core ledger, cash and asset management, deferred revenue accounting and contract renewal, and electronic payment facilities.

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

On June 18, 2004, Epicor acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, Epicor acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of Epicor common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, Epicor purchased 27,452 additional Scala shares on Euronext for a price of $83,500. On August 9, 2005, the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by Epicor. Therefore, as of this date the Company became the legal owner of all outstanding Scala shares. The Company recorded the acquisition of Scala as a purchase in 2004 and the results of Scala’s operations are included in the Company’s consolidated statement of operations from the date of acquisition.

Scala designs, develops, markets and supports collaborative enterprise resource planning (ERP) software (iScala) that is used by the small- and medium-size divisions and subsidiaries of large multinational corporations, as well as by independent stand-alone companies, in developed and emerging markets. Scala’s solutions are based on a Web services platform and utilize Microsoft® technologies. Scala’s software and services support local currencies and accounting regulations, are available in more than 30 languages, and are used by customers in over 140 countries. The Scala acquisition has given the Company a significantly expanded worldwide presence and synergistic product offerings.

Background

Epicor designs its products and services primarily for midmarket companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $10 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. In the past, midmarket companies were underserved by smaller “best-of-breed” applications or traditional financial and ERP systems that had originally been designed for larger corporations. These large enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install, integrate and maintain.

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

While SMEs understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their quest to boost productivity and profits as well as gain a competitive advantage, mid-sized companies have increasingly turned to integrated application software to automate and link their business processes. The Company believes that due to the midmarket’s unique business constraints of limited budgets and rapid implementation timeframes, “best-of-breed” solutions and after-market application integrations were far too complex and costly to be an effective enterprise solution.

As a group, mid-sized companies face tremendous global competitive pressures as they compete for business against larger corporations, other mid-sized competitors and smaller start-ups. They generally understand the need to remain close to their customers and suppliers, and to make the most effective use of relatively limited resources. Mid-sized companies frequently demand a quick return on technology investments and require that solutions be affordable not only to acquire and implement, but also to maintain and support throughout their entire operational life span.

With respect to technology, in Epicor’s experience mid-sized companies are practical consumers, typically selecting affordable, proven solutions. The last decade’s dramatic decrease in information technology costs, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice® (now the Microsoft Windows Server family), a robust network operating system and scaleable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Global 1000 corporations. Microsoft has quickly become the fastest growing technology platform, attracting midmarket companies with its features, familiarity and ease-of-use.

The recent development of more cost-effective, adaptable and agile infrastructures, such as the emergence of service-oriented architecture (SOA) and technologies like Microsoft .NET and Web services is also driving increased investment by mid-sized companies in enterprise applications. Unlike monolithic, tightly-coupled systems of the past, SOA and Web services provide the ability to create highly functional applications through the assembly or collection of loosely-coupled, self-describing business services. This standards-based design approach provides a secure, scalable, unified design framework that allows both developers and information workers to more easily access, combine and reuse software application functionality. With an SOA, businesses have the ability to more easily and efficiently align their information systems and technology resources, allowing them the ability to respond more quickly to continually changing business requirements.

Epicor’s early adoption of Microsoft .NET and Web services technology allows its product offerings, development and services to leverage the benefits of a SOA and provide growing mid-sized businesses with increased flexibility, inter-operability and cross-platform capability. These capabilities are extremely important as the market for Enterprise Applications continues to grow worldwide.

According to a December 6, 2006 AMR Research report titled “The Enterprise Applications Global Forecast, 2005-2010,”: “the market for traditional enterprise application software is seeing its healthiest growth in years. The steady 8% growth through 2010 will be driven by new customers, consolidation projects, add-on applications across a much wider set of vertical industries, company sizes, and geographic markets.” AMR Research also released the “Enterprise Resource Planning Spending Report, 2006-2007” in October 2006, which found “CIOs from the U.S. companies surveyed expect an average ERP budget increase of 12.3% in 2007.”

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance and other. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a breakout of the Company’s sales by segment is provided in Note 14 of the “Notes to

Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s sales by geographic region is incorporated herein by reference to Note 14 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Technology Strategy

The Company’s technology strategy is to develop leading enterprise software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including Internet, intranet and extranet access). As the Company continues to deliver enterprise application solutions, it is increasingly focused on leveraging new technology platforms and standards, like Web services, which support the integration of computing and communication paradigms as one across multiple devices. For businesses to compete in today’s increasingly real-time world, they need to adopt an infrastructure that can integrate the Internet, wireless, mobile, voice response, and personal digital assistants (PDA) to support business “anytime, anywhere.” Computing architectures like Microsoft .NET allow Epicor enterprise solutions to continue to transition to service-oriented architectures (SOA), and support commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry-standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers. Today, the Company’s core product architecture incorporates the following:

Architecture and Web Services

The Company is increasingly using Web services to enable its solutions to be integrated with other applications more easily and to support the increased need for collaboration in today’s Internet-based world. Web services are self-describing software components that allow the creation of applications that can be programmed and published over the Web. Since Web services are portable and interoperable and because they are not vendor specific, they are rapidly becoming a standard for integrating disparate systems and applications. Epicor has standardized its Web services development on the Microsoft .NET Framework. The Company’s Clientele CRM.NET, CRS RetailStore, Epicor for Service Enterprises, iScala, Vantage, and Vista product suites have been architected for Web services. The Epicor Enterprise, iScala, Vantage and Vista suites further leverage Web services to more easily integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, integrated, enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company’s Clientele, CRS, Enterprise, Epicor for Service Enterprises, iScala, Vantage and Vista product suites use the Microsoft SQL Server relational database management system (RDBMS). The Company has focused the development of its Enterprise and iScala product lines using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. Vantage and Vista are designed for either the Microsoft SQL Server platform or Progress Software Corporation’s Progress RDBMS. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company’s Avanté, CRS Merchandising and Manage 2000 products leverage open database technology from IBM Corporation. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget and resource constraints typical of its primary market sector.

Advanced Networking/Connectivity

The Company’s products are designed to operate on local area networks (LAN), wide area networks (WAN), the Internet (including intranets and extranets) as well as through mobile and remote dial-up connections. The Company supports popular industry-standard networking protocols predominately TCP and HTTP. The Company’s connectivity and networking support offers advanced features such as: (i) concurrent access to data and critical functions for all network users; (ii) a high degree of fault tolerance; (iii) high levels of security – including integration with Microsoft Active Directory; (iv) a wide range of options for configuring different users on the network; (v) remote access and data processing; and (vi) mobile computing.

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of and access to its products. All of the Company’s product lines incorporate the popular Microsoft Windows graphical user interface (GUI). The Company’s GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. The Company’s products incorporate many of the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. As the model for distributed computing continues to evolve through the advent of Internet technologies, the Company offers additional client deployment models, including thin-client, smart-client, browser-based and mobile client access.

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

Technical Architecture Strategy

The Company’s technology direction currently embraces the Microsoft.NET Framework for XML-based Web services, networking architecture, and graphical user interface components. Through .NET, the Company provides comprehensive support for Web services deployment and Enterprise Application Integration (EAI). With .NET and the XML standard for data exchange, Epicor provides increased access to information both within and between organizations – no matter where their offices or employees are located. This technology strategy can enable the Company’s development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product’s target market. As a Microsoft Gold Certified Partner and an early adopter of .NET platform, and most recently Windows Vista, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers worldwide.

Industry Strategy

Epicor for Your Industry provides focused solutions, services and application extensions designed specifically for the unique requirements of target industry sectors and vertical markets. Historically, large enterprise application vendors have created vertical industry applications and practices designed for the Global 1000, in industries such as automotive, retail, government and healthcare. However, for midmarket companies in these industries, these vertical offerings are often too expensive and overly complex for their requirements. More importantly, many midmarket companies are not necessarily part of a traditional vertical market, but rather have specific processes, best practices and highly specialized functionality that are critical to their success.

Epicor for Your Industry solutions enable customers to leverage not only a solution tailored to the unique needs of their market, but also focused industry expertise through the Company’s professional services organization. Epicor for Your Industry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Customers can benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution.

Epicor for Your Industry includes Epicor for Service Enterprises, a Microsoft .NET Web services-based enterprise service automation (ESA) solution for the global midmarket. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue and drive efficiency benefits to the bottom line. Whether it is a professional services organization (PSO), embedded service organization (ESO), global development organization (R&D), or software and computer services business, the Company believes that Epicor for Service Enterprises provides a comprehensive ESA solution that is designed to offer strategic value with a quick return on investment.

Epicor for Your Industry includes Epicor for Service Enterprises, a Microsoft .NET Web services-based enterprise service automation (ESA) solution for the global midmarket. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue and drive efficiency benefits to the bottom line. For professional services organizations (PSOs), embedded service organizations (ESOs), or internal services organizations (ISOs), the Company believes that Epicor for Service Enterprises provides a comprehensive ESA solution that offers strategic value with a quick return on investment. Epicor for Service Enterprises offers packaged vertical options for the professional services industry in areas such as audit and accountancy; architecture, engineering, and construction; software and computer services; and marketing, advertising and communications.

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

Epicor Enterprise is optimized for use with the Microsoft Windows operating system and the Microsoft SQL Server relational database. Epicor Enterprise leverages XML Web services to enable more robust integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, Epicor Enterprise supports various industry standard technologies, including Microsoft Message Queue Services (MSMQ), Transaction Services and COM+ architecture, which along with XML documents, improve componentization and support reliable message-based integration between applications and distributed servers. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and to facilitate integration with third party applications. In addition, the Financials Suite and Supply Chain Management (SCM) Suite utilizes a 32-bit client that has been optimized for the Microsoft SQL Server database (running in either 32-bit or native 64-bit mode) in order to leverage the capabilities of the client/server model of computing. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scaleable high performance. Project Suite was developed in the Company’s Internet Component Environment (ICE), a service-oriented architecture (SOA) built with Microsoft .NET and Web service technology. ICE is also available to customers to create customizations and extensions using ubiquitous tools like Visual Studio .NET.

Epicor Enterprise includes the following application suites: CRM Suite, Financials Suite, Supply Chain Management Suite, Portal Suite, Business Intelligence Suite, Project Suite, Payroll/Human Resources, and industry-specific solutions delivered for a variety of markets.

•

CRM Suite (Sales Force Automation, Marketing Automation, Customer Service and Support, IT Service Management) provides integrated customer relationship management capabilities that are tightly integrated with the Financials Suite and SCM Suite. This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships. The CRM Suite is the integrated version of the Company’s Clientele product suite and includes Sales and Marketing, Support and IT Service Management Sales and Marketing empowering organizations to focus on the right opportunities while providing access to timely information. Sales and Marketing provides contact, lead, opportunity and account management in one package. Support manages the support requirements of an organization’s external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution. IT Service Management provides detailed call tracking, asset/knowledge management, service level management, change management, incident and problem management scheduled maintenance and user profile tracking and management and supports the information technology information library (ITIL) standard.

Financials Suite (General Ledger and Financial Reporting, Accounts Receivable, Credit and Collections, LockBox, Accounts Payable, Electronic Funds Transfer, Cash Management, Automated AP Matching, and Asset Management) comprises an integrated accounting solution that enables a company to automate the financial aspects of their business. Presently the following back office financial applications are generally available in version 7.3.6: System Manager, General Ledger, Average Daily Balances, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, LockBox, Electronic Funds Transfer (EFT), Advanced Allocations, Automated AP Matching, and Customization Workbench.

•

Supply Chain Management Suite (Distribution, Procurement, Sourcing, Storefront, Warehouse Management, Assembly) is a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory, logistics and the order management cycle. The customer-centric focus of Epicor Enterprise enables companies to respond quickly to customer demands and improve customer service. The integration of Financials Suite and SCM Suite with the rest of the Epicor Enterprise products ensures that a company’s entire enterprise is synchronized — from the customer to the warehouse to the supplier. Presently the following distribution applications are generally available in version 7.3.6: Sales Order Processing, Inventory Management, Purchasing, Distribution, Assembly, Royalties, Promotions and Rebates.

Supply Chain Execution (Warehouse Management System and Data Collection Suite), extends the distribution functionality for the SCM Suite to supply chain execution processes. These applications are tightly integrated with SCM Suite so that information is available in real-time. Data Collection Suite (DCS) provides wireless shop floor data collection, radio frequency identification (RFID) and the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, and additional warehouse management capabilities. Warehouse Management System (WMS) enables a company to streamline order fulfillment, closely track inventory, manage third party logistics (3PL) and prioritize resources on the shop floor.

•

Supply Chain Management (SCM) Suite also includes the Supplier Relationship Management (SRM) Suite which consists of Sourcing, Procurement and Spend Analysis. Sourcing provides a comprehensive solution for strategic control of sourcing, purchasing and selling activities from complex auctioning and dynamic pricing to optimizing trading partners, terms, goods and services. Sourcing provides a highly configurable framework with the flexibility to rapidly deploy collaborative RFP/RFI/RFQ (RFx) and comprehensive forward and reverse auction capabilities. Sourcing is designed to streamline manual procurement processes to rapidly locate, source, and transact with qualified suppliers and eliminate the inefficiencies in the procurement process for direct, indirect and spot purchasing. Procurement enables the streamlined integration of the entire procurement process. It provides employee-direct requisitioning and purchasing, catalog management, supplier management and policy enforcement. This integrated e-commerce application enables organizations to gain and improve control of operational resources by leveraging the Internet to connect large populations of frontline employees, management and suppliers. Procurement provides a complete planning, execution and analysis system, designed to reduce costs, increase agility, and perform predictably. Procurement facilitates a true trading network, allowing buyers and suppliers to maintain control over their trading relationships and provides a virtual bridge between buyers and suppliers. Procurement also includes an integrated budget and commitment tracking feature that gives requisitioners and approvers a comprehensive view of their commitments inside and outside of procurement relative to approved budgets.

Storefront enables Epicor’s customers to sell products and services over the Web, providing consumers and trading partners a convenient, 24/7 order entry mechanism for making purchases. By supporting both B2B and B2C activity, Storefront is a versatile engine that can handle many requirements of a company. Through Storefront companies can rapidly and cost effectively introduce new products, enter new markets, or simply provide electronic access to a catalog of standard products, which can free up salespeople to focus on more complex transactions. The business data entered over the Internet is captured and used by the other Epicor applications.

•

Project Suite, a component of the Epicor for Service Enterprises industry solution, offers comprehensive project and portfolio management and delivery management capabilities to support the planning and execution of service engagements. Engagements can be structured through user-definable work breakdown structures and an organization-wide resource service can be called upon as needed to match the right personnel to the right task at the right time—anywhere across the enterprise. Project Suite leverages XML technologies to support bidirectional integration to Microsoft Enterprise Project Management (EPM) as part of an end-to-end project management solution. The Project Suite includes Resource Management, Engagement Management, Project Accounting, Contract Management and Performance Management.

•

Portal Suite is a Web-based enterprise information portal (EIP), offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information and support activities) and from external sources (industry information, news feeds, weather, etc). Portal Suite consists of a Portal framework based on Microsoft SharePoint products and technologies, which is enriched by role-based access and content-specific information packs (e.g. customer content, supplier content and employee content). Portal Suite provides a gateway to the information users require to carry out their jobs more effectively and assist them with decision support. Portal Suite makes use of the popular SharePoint personalization paradigm to allow each user’s experience to be tailored and filtered to their specific function or role to minimize “information overload.”

•

Epicor Enterprise also includes several tools that help customers maintain, audit, and extend their Epicor system, and reduce total cost of ownership. These tools are Service Connect, DBAudit, Customization Workbench, Import Manager, and Epicor Integration Hub. Epicor Service Connect enables collaboration between applications, suppliers and customers. DBAudit provides the ability to detect database changes and report on who made the addition, modification, and/or deletion and when. Customization Workbench provides a toolset for creating custom forms, database objects, and logic to meet specialized customer requirements. Import Manager and Epicor Integration Hub provide the ability to exchange data between Epicor Enterprise and other systems via SQL and XML while adhering to the data validation and business rules defined in Epicor Enterprise.

•

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

•

UltiPro Workforce Management (a Payroll/HRMS solution offered via a reseller relationship with Ultimate Software) provides a complete workforce management solution. This solution is designed to allow a company to streamline human resource and payroll processes, report on and analyze key business metrics, and provide Web-based self-service to empower its employees. Business intelligence tools, such as UltiPro Workforce Management, enable strategic analysis of key business trends for better planning and informed decision-making. Ultimate Software’s UltiPro Workforce Management solution is available as a common component with the following Epicor product families: Epicor Enterprise, Vantage, and Avanté.

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

iScala can be configured as an Enterprise Server version targeted at multi-site operations or as a Business Server version targeted at single-site operations. Each server version consists of the following optional suites and components: Financials (General Ledger, Sales Ledger, Purchase Ledger, Promissory Notes, Cash Flow Forecasting), Asset Management, Customer Relationship Management, Sales Order Management, Supply Chain Management (Material Management, Warehouse Management, Manufacturing), Contract Management, Project Management, Service Management and Payroll. In addition to these application components, Epicor Service Connect enables collaboration between applications, suppliers and customers, and the iScala Business Intelligence Server offers a suite of analytical and reporting tools designed to convert data into information that can be presented by the web, portals, Windows or Office 2003 documents.

•

iScala’s global functionality and numerous country-specific localizations provide the ability to deliver a solution for over 140 countries with the local requirements for tax management, currency handling, language capabilities, statutory reporting, banking interfaces and asset depreciation rules.

•

Local and distributed multi-company capabilities enable customers to manage complex business infrastructures. Multiple companies on a single server or on a server farm (multiple local servers), can be consolidated across differing charts of accounts and differing currencies, as well as inquiring or reporting across companies or sharing Accounts Receivable and Accounts Payable. Global calendar management enables the system to manage companies, customers, suppliers, engineers, warehouses and any other resources across multiple time-zones. Global Administration provides central IT staff with the ability to manage distributed iScala system assets anywhere in the world, as if they were local, including system updates, user roles and security, menu configuration and databases.

•

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

•

iScala’s implementation of Epicor Service Connect provides collaboration and integration between subsidiaries, and their corporate headquarters and to customers and suppliers to support integrated supply chain trading. Collaboration provides visibility through a web-based portal, transaction exchange and system-to-system connectivity. Workflow management is designed to maximize the automation of standard processes with events and alerts to handle exceptions.

Manufacturing and Supply Chain

The Company’s manufacturing applications include Avanté, Manage 2000, Vantage, and Vista.

Vantage is an integrated ERP solution built on a service-oriented architecture (SOA) that meets the dynamic requirements of discrete mixed-mode manufacturers who have lean or ‘to-order’ manufacturing requirements and increasing distribution and fulfillment needs. Vantage handles many manufacturing philosophies simultaneously including make-to-order (MTO), configure-to-order (CTO), engineer-to-order (ETO), make-to-stock (MTS) and flow manufacturing. Vantage is designed as an easy-to-use, yet comprehensive solution that enables manufacturers to leverage their resources through its tools for customer relationship management, estimating, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage can manage enterprises from a single site, to multiple locations, to large global multi-company enterprises whose systems span multiple servers and databases across different geographies and languages.

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

Vantage is comprised of groups of modules or suites that can be differently configured to comprehensively support a manufacturer’s or distributors unique business processes. Vantage 8.0 includes the following application suites: Customer Relationship Management, Sales Management, Customer Service Management, Product Data Management, Planning and Scheduling, Materials Management, Financial Management, eBusiness Suite and Business Performance Management.

•

Customer Relationship Management (Contact Management, Marketing, Sales) is an integrated solution for controlling a company’s interaction with its customers and prospective customers, from building, executing and tracking campaigns through lead generation and opportunity development, configuring quotations and managing pipelines and forecasts. Through use of the Internet and Microsoft Office integration, Vantage CRM affords customers increased visibility and participation in the entire value chain process.

•

Sales Management (Estimate and Quote Management, Order Management, Rebates) streamlines the sales process and assists in coordinating activities between sales, plant/warehouse operations, shipping and accounting. It facilitates more efficient management of inventory visibility, pricing, shipping, invoicing and commissions and provides tools to produce more accurate estimates, streamline the quote-to-cash cycle, and improve customer service.

•

Customer Service Management (Support, Help Desk, Return Material Authorization, Field Service) provides a collaborative framework for streamlining service operations. It helps create a 360-degree view of a company’s customers to assist in the diagnosis and resolution of inquiries, cases, change requests and issues related to support or service contracts and service-level agreements.

•

Product Data Management (Product Costing, Routings, Engineering Change and Revision Control, Product Configuration) serves as a central knowledge repository for process and product history. Its modules help promote integration, data exchange, increased control and communication across all constituents of the value chain (internal and external) that interact with the products.

•

Planning and Scheduling (Forecasting and Master Production Scheduling, Material Requirements Planning, Scheduling, Advanced Planning & Scheduling, Project Management, Global Multi-Site Management) offers flexible planning and scheduling solutions to help global make-to-order, make-to-stock and mixed-mode manufacturers manage the complexity of their size and resources to improve response times and drive growth.

•

Production Management (Job Management, Lean Manufacturing, Manufacturing Execution, Quality Assurance, Product Lifecycle Management, Advanced Quality Management, Data Collection and Hand-held, Advanced Bill of Materials, Document Management) includes modules and sophisticated technologies to help model best practices and empower shop floor personnel to make the decisions that can help to optimize production processes.

•

Materials Management (Advanced Material Management, Inventory Management, Shipping/Receiving, Supplier Relationship Management, Purchase Management, Pack Out Management, Auto Label/RFID Print Control) helps increase supply chain visibility and remove non-value added processes. By synchronizing processes throughout its value chain, a company can improve its ability to meet customer demands, provide faster delivery and lower costs.

•

Financial Management (Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, Fixed Asset Management, Multi-National Management, FRx Financial Reporting, Active Planner Budgeting, Planning and Forecasting) provides manufacturers with a complete suite of modules to support the collection, monitoring and reporting of their financial information; maximizing visibility, increasing performance and improving cash flow. The FRx Financial Reporting and the Active Planner Budgeting, Planning and Forecasting modules are common component applications which are also available with the Company’s Enterprise and iScala products.

•

eBusiness Suite (Customer Connect, Supplier Connect, Sales Connect, Mobile Connect, EDI) leverages the Internet with Web applications like Customer Storefront, to help keep global enterprises connected with their entire network of trading partners: anytime, anywhere.

•

Business Performance Management (Business Intelligence, Portal, Information Worker, Service Connect, and Dashboard) provides reporting and analysis, real-time business activity monitoring (BAM) and workflow based on defined events, rules and/or established tolerances that can generate actions and alerts for transactions, metrics or processes. Vantage BPM enables increased collaboration, flow of information and better decision support between users, applications, suppliers and customers.

The Vantage Business Performance Suite includes the following common component applications which are also available with the Company’s Enterprise and iScala products:

Information Worker (IW) increases productivity by enabling users to work more efficiently by incorporating line-of-business information within Microsoft Office. Using service-oriented principles and Microsoft .NET-based technologies, IW utilizes the Microsoft Office system to enhance the user experience and interaction with Epicor applications through familiar Office desktop productivity tools. With IW, users are able to synchronize Microsoft Office Outlook® contacts, appointments and tasks with Epicor applications and data, such as customer information, sales history, inventory levels and production schedules both online and offline.

Portal Suite is a Web-based enterprise information portal (EIP), offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information support activities) and from external sources (industry information, news feeds, weather, etc). Portal Suite consists of a Portal framework based on Microsoft SharePoint products and technologies, which is enriched by role-based access and content-specific information packs (e.g., customer content, supplier content and employee content).

Service Connect is a business integration platform which functions as a central point for secure workflow orchestrations within Epicor Vantage as well as external connectivity to Epicor and non-Epicor applications. Business components, represented as Web services outside of the application, can be orchestrated within Service Connect to eliminate non-value added steps, increase efficiencies and speed up processes. Service Connect provides collaboration and integration between subsidiaries and their corporate headquarters, as well as to customers and suppliers, to support integrated supply chain trading.

Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers.

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

Customer Relationship Management – Clientele

Clientele is an integrated customer relationship management solution designed to meet the needs of rapidly growing, small and mid-sized organizations. Clientele combines employee applications, such as opportunity management, with customer applications, such as Web-based order entry/inquiry, to provide companies and customers a true, up-to-the-minute picture of their relationship.

Clientele CRM is comprised of Clientele Customer Support which provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution and Clientele Sales and Marketing which provides contact, lead, opportunity and account management

Clientele offers additional applications designed to extend the suite’s functionality, including Conductor, Connector and Epicor Portal. Conductor provides workflow routing and rules capabilities that allow any user to receive messages and tasks from the front office system. Connector enables remote sites and sales and support representatives in the field to connect to their master front office database and synchronize customer information, providing timely information whether the user is at headquarters, a remote site or on the road.

•

Clientele CRM.NET suite is the first CRM application built completely on Microsoft’s .NET Platform. A smart client application, Clientele CRM.NET uses the Internet to interact with XML Web services, providing access to data according to specific business rules. Clientele CRM.NET leverages XML Web services to enable integration with other applications within and external to the enterprise.

•

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

•

Clientele CRM.NET Suite includes Clientele Customer Support, Clientele Sales and Clientele Self-Service Portal which provides a browser-based user interface to support self-service to customers via the Internet. Epicor ITSM, a next generation Information Technology Infrastructure Library (ITIL) compliant help desk application is also built on the Clientele CRM.NET application framework.

•

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

Retail – Epicor|CRS Retail Suite

The Epicor|CRS Retail Suite integrates retail management software, along with hardware and services, to provide a comprehensive solution for specialty and general merchandise retailers. Designed for integration and scalability, the Epicor|CRS Retail Suite can support a wide variety of retail enterprise requirements from the rapidly expanding regional retailer requiring point-of-sale (POS), store operations and merchandising, to the large, global retailer requiring central management, visibility and control over hundreds or thousands of stores and outlets. The Epicor|CRS Retail Suite can assist retailers in integrating their sales channels, order management, pricing, inventory, and resources to more effectively manage a real-time, multi-channel enterprise.

The Epicor|CRS Retail Suite is comprised of groups of modules that can be configured to support the retailer’s complete business process, providing an integrated “post-to-host” experience from point-of-sale, through the retail supply chain to the back office. The following applications are presently generally available in Epicor|CRS Retail Suite: RetailStore, RetailStore Office, RetailStore Central, MobileStore, ReturnsManagement, EnterpriseSelling, RetailCRM, LaborManagement, LossPrevention, SalesAudit, Merchandising, Learning Solutions and RetailConnect.

•

RetailStore is a Microsoft .NET-based point-of-sale (POS) store system designed to assist store personnel to provide a better customer experience, and more effectively manage store operations. With a Web services-based Service-Oriented Architecture (SOA) as its foundation, CRS RetailStore supports a wide variety of hardware platforms, as well as providing increased integration and connectivity between stores, corporate systems and other sales channels to enable key transactional information to be shared as it occurs. RetailStore offers a flexible, easy-to-configure user interface to meet the unique requirements of a store, provide more timely information to the store associate, while ensuring transaction integrity, performance and security.

•

MobileStore is designed to extend access to key store functionality and information beyond the cash register and manager workstation. Through wireless devices running the MobileStore application, store managers and sales associates can perform inventory control, item lookup, manager authorization, along with other key store functions, remotely. A complete store system includes store management, operations and reporting applications, in addition to point-of-sale. Store Operations are managed through RetailStore Office which provides the store manager the flexibility to work on inventory, employee maintenance, or other tasks while still monitoring the sales floor. RetailStore Office provides store management with secure control of tasks including employee maintenance, time and attendance, store opening/closing, preferred customer management, layaway management, inventory, POS administration, cash management, electronic journaling and reporting.

•	RetailStore Central provides comprehensive systems management solutions to chain store retailers who need centralized control of store software and configuration profiles. Based on the Microsoft .NET

Framework, RetailStore Central uses secure publish/subscriber-based technology to allow retail chains with hundreds to thousands of locations to monitor and manage their store system configurations and business rules more easily and with greater control. RetailStore Central provides control, monitoring and tracking of all unique changes, including those related to policies, procedures, payroll, security, marketing, taxes and inventory. Changes to RetailStore POS and back office configuration profiles can be managed remotely on a store-by-store basis or through user-defined store groupings without requiring IT resources or customizations.

•

RetailCRM is a complete customer relations management (CRM) solution based on Microsoft .NET. By gathering and analyzing customer information from multiple channels, RetailCRM can deliver a more accurate and comprehensive view of the customer to assist sales associates and marketing teams with better information to serve customers. Utilizing the data integration, analysis and reporting capabilities of Microsoft SQL Server 2005 and SQL Server Reporting Services, RetailCRM aggregates information on customer purchase history and shopping behavior across sales channels, enabling retailers to deliver a higher level of one-to-one marketing and personalized customer service at all points of customer interaction.

•

ReturnsManagement is a multi-channel, returns management application enabling retailers to reduce refund fraud and ensure accurate refunds, while improving customer service and employee compliance. EnterpriseSelling combines real-time inventory and location management with a configurable order manager to integrate inventory transaction processing of multiple sales channels allowing retailers to sell merchandise and satisfy customer demand from anywhere in the enterprise. The LossPrevention module can be used at the corporate office or in the field to quickly identify patterns of suspicious actions, evaluate exceptions, track potentially fraudulent activities, and investigate individual employee behavior, to assist investigators in dismissing innocent mistakes or building cases for prosecution.

•

Merchandising Suite is a set of applications that includes tools to manage items, inventory, purchase orders and pricing. Applications in the Merchandising Suite include Allocation, Orders and Fulfillment, TransfersPlus and EComm. The Merchandising Suite includes the tools for your distribution center to ensure accurate receiving, replenishment, merchandising reporting, and efficient distribution to the stores. Through detailed transaction logging, the SalesAudit module provides an unbroken, audit trail of everything that happened in each store across each type of transaction for sales audit and loss prevention purposes.

•

Detailed Customer Sales Analysis provides the information to build and broaden sales through your customer base. The Merchandising Suite also includes key applications for replenishment, reporting, and interfaces for Accounting.

Retail Integration provides an integrated offering across the Epicor Enterprise Financials Suite and Epicor|CRS Merchandising Suite. Through Epicor Service Connect, a Web services-based business integration platform, a secure, auditable two-way integration is supported across the solutions. Service Connect functions as the central integration point for implementing secure workflow orchestrations within Epicor applications and with third-party applications to enhance collaboration and automate business processes. The Epicor|CRS Retail Integration provides the integration for feeding store-level information from merchandising to the financial application.

Other Products

The Company serves as an original equipment manufacturer, vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of solutions requested by customers of Avanté and CRS, the Company resells third party computer hardware systems and related peripherals.

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organization provides consulting services, managed services, outsourcing and hosting services to support the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These professional services are rendered on a global basis. Professional services are generally provided on a time and materials basis, although the Company also provides fixed fee arrangements and occasional arrangements in which customer payments are tied to the achievement of specific milestones. Fixed fee or milestone-based contracts are based on developing mutually agreed upon project plans, which clearly define the activities that will be performed and the specific deliverables that will be produced, in accordance with predefined acceptance criteria. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over many of its competitors as a single source vendor.

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

To support the Company’s network of VARs and authorized consultants, the Company provides experienced personnel who are specifically tasked with VAR growth and support. These individuals are responsible for educating and training the distribution channel, disseminating information, implementing marketing programs and developing regional markets.

The Company’s software maintenance programs are the customers’ sole avenue for product updates and technical support. The annual maintenance fee is generally based on a percentage of the list price of the software purchased. Customers who subscribe for maintenance receive telephone and technical support, timely information on product enhancements and features and product updates and upgrades. Revenue from these software maintenance agreements is recognized ratably over the maintenance period. The Company provides a warranty for the media on which its products are licensed and also provides a performance warranty on certain products ranging from three months to one year.

Marketing, Sales and Distribution

The Company sells, markets and distributes its products and services worldwide, primarily through a direct sales force as well as through an indirect channel including a network of VARs, distributors and authorized consultants who market the Company’s products on a nonexclusive basis. The Company’s products are sold to and used by a broad customer base, including manufacturers, distributors, retailers, sports and leisure and service organizations, as well as companies in technology/software, healthcare, government entities, educational institutions and other sectors. The Company sells its Enterprise, iScala and Vantage solutions through a hybrid channel that includes a direct sales force as well as a network of VARs. The Company sells its Clientele and Vista solutions through an internal telesales organization and through a network of VARs. The CRS, Avanté and Manage 2000 products are presently sold by direct sales forces. The Avanté product is sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

In recognition of global opportunities for its software products, the Company has committed resources to a global sales and marketing effort. The Company has established subsidiaries in the United Kingdom, Hungary, Romania, Sweden, Australia, New Zealand, Canada, Mexico, Hong Kong, Singapore, Taiwan, Malaysia and South Africa to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East predominately through third-party distributors and dealers.

The Company translates and localizes certain products, either directly or through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia.

The Company also provides access to its solutions through application hosting, which allows customers to access the software over the Internet. Through Epicor Managed Services, customers purchase the infrastructure and system support on a monthly basis through leading global infrastructure providers like Savvis and IBM Corporation. Hosting provides a deployment alternative to companies who do not want to invest in the hardware, IT personnel or the technology infrastructure necessary to support a premise-based software deployment. By hosting the software through Epicor Managed Services, a company can free up critical capital resources, both intellectual and monetary, and focus on its core business operations.

Customer and Backlog

No single customer accounted for more than 10% of revenue for the years ended December 31, 2006, 2005 and 2004. Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is not significant or meaningful.

Product Development and Quality Assurance

The Company plans to continue addressing the needs of midmarket users of client/server and Web-based enterprise software by continuing to develop high quality software products that feature advanced technologies. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.” The Company’s technology strategy is to develop leading business application software using its own technologies, based on and combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation’s recommended technical architecture. In particular, the Company believes that it remains an industry leader in designing and developing products for Microsoft platforms, including the .NET Framework. The Company also believes that it has been a pioneer in the use of browsers and GUIs with integrated business application software. Currently, the Company continues to pursue applications based on a service-oriented architecture (SOA) and Web services that can simplify the development, maintenance, deployment and customization of its products.

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

The Company’s technical strategy for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, CRS, Vantage, and Vista suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including smart-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure for connecting enterprises through the Internet by leveraging key Microsoft technologies such as Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provide a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. Epicor believes that it has maintained a leadership position with respect to Web services and .NET. The Company was among the first early adopters invited by Microsoft to work with Visual Studio .NET and the .NET Framework and participated with Microsoft in the launch of the Web Services Interoperability Organization (WS-I.org) to promote standards for interoperability and accelerate the adoption and deployment of Web services. The Company was also the first vendor to release enterprise CRM and ESA applications fully re-architected for the Microsoft .NET Framework. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

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

Expenditures for software development were $34.1 million, $28.5 million and $24.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company also competes for the divisions and subsidiaries of larger Global 1000 corporations, which the Company defines as enterprises with over $1 billion in annual revenue. Global 1000 companies seeking to deploy a standard business solution across their subsidiary operations have typically been challenged with the total cost of ownership (TCO) of deploying their corporate level Tier-1 system to operating units which often operate more like midmarket entities. Additionally, localization issues and technical infrastructure problems in remote locations have made Tier-1 global roll-outs cost prohibitive. These businesses may require a single standardized application that can be deployed worldwide using a low cost decentralized implementation, as opposed to implementing through a centralized infrastructure. At the same time, they require the ability to roll-up management information on a daily or weekly basis, as well as support drill-down from corporate or regional offices to the underlying data in the subsidiaries as required. The Company believes that purchases in this market are primarily influenced by availability, high functionality, integration, localization, overall cost of ownership, availability of a Windows-based solution, standardization and a global customer support infrastructure. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions. The Company believes its Enterprise, Epicor for Services Enterprises, iScala, CRS and Vantage product lines are well positioned to address this requirement.

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

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including Oracle Corporation (includes Peoplesoft and J.D. Edwards), and SAP AG, (ii) mid-range ERP vendors, including Infor (includes Geac, Mapics, SSA, Symix and Systems Union), Lawson Software Inc. (includes Intentia), IFS and Microsoft Business Solutions (includes Great Plains, Axapta, and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., and Systems Union, Ltd. (now part of Infor) for financial accounting; ChangePoint (owned by Compuware Corporation), Deltek Systems, Inc., Unit 4 Agresso, N.V, BST Global, and QuickArrow, Inc., for professional services automation; HighJump Software (part of 3M), Prophet21 (owned by Activant), and Manhattan Associates for distribution and warehousing; QAD, Inc., for manufacturing; and Salesforce.com, Siebel Systems Inc. (owned by Oracle Corporation), FrontRange Solutions, Inc. and SalesLogix (owned by Best Software, Inc.) for sales force automation, customer service and support. In addition, as the Company sells its products to larger companies, it also faces increased competition from larger and well-established competitors such as Oracle and SAP AG. While these competitors offer dedicated applications, the Company believes that its broad product offerings, global infrastructure and level of product integration provide a significant competitive advantage.

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

The Company’s software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization’s internal business purposes. Additionally, the end user is generally not permitted to sublicense or transfer the products. When sold through VARs and distributors, the Company licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Certain components of the Company’s products are licensed from third parties.

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

Employees

As of January 31, 2007, the Company had 2,178 full-time employees, including 369 in product development, 320 in support services, 816 in professional services, 352 in sales, 54 in marketing and 267 in administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

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

The Company’s software products are built and depend upon several underlying and evolving relational database management system platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or will remain popular in the future. For example, the Company believes the Internet has and continues to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards web-based applications and away from server-based applications. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company is proceeding on its previously announced determination to continue with development of several of its primary product lines upon the Microsoft .NET technology. If the Company cannot continue to develop such .NET compatible products in time to effectively bring them to market, or if .NET does not become or continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to web-based applications, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position, operating results and revenues could be adversely affected.

New software technologies could cause us to alter our business model resulting in adverse effects on our operating results.

Development of new technologies may also cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Emerging licensing models include hosting as well as subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. While the Company does currently offer a hosted model to its customers, it has to date chosen not to offer a subscription based mode. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

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

The Company’s success depends in large part on the continued service of key management personnel that are not subject to employment agreements, including, but not limited to several of the key personnel employed as a result of the Company’s recent acquisitions. In addition, the Company needs to expand, its workforce to continue its growth, and the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel, including those who came to the Company as part of acquisitions, or attract sufficient numbers of qualified key personnel in the future. The failure to retain or attract such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

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

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. The Company’s acquisitions of Scala Business Solutions in 2004 and CRS in 2005 are typical of this ongoing strategy. However, while this strategy has historically and may in the future involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, the specific risks we commonly encounter in these types of transactions include the following:

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the fiscal years ended December 31, 2006 and 2005, 36.8% and 45.8%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 30% to 40% going forward. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Different and changing regulatory requirements in various countries and regions;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations; and

•	Perceived health risks, natural disasters or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of December 31, 2006, the Company did not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the fiscal years ended December 31, 2006 and 2005, 14% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to the other income section of the income statement. The Company will be required to estimate the volume of sales transactions in various currencies. Our estimates of transaction volumes in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2004 through the fourth quarter of 2006, quarterly operating income has ranged from $3.4 million to $12.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

Due to the above factors, among others, the Company’s revenues are difficult to forecast. The Company, however, bases its expense levels, including operating expenses and hiring plans, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results in that quarter because the majority of the Company’s expenses will be fixed in the short term. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that, as in past quarters, in some future quarters the Company’s operating results will be below the expectations of public market analysts and investors. As in those past quarters, such an event would likely have an adverse effect upon the price of the Company’s outstanding securities.

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

From the first quarter of 2004 through the fourth quarter of 2006, the Company’s quarterly operating cash flows have ranged from $0.1 million used in operating activities to $18.5 million provided by operating activities. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $70.2 million at December 31, 2006. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force, and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession, and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of December 31, 2006, the Company has $99.3 million outstanding under its credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2006, the price of the Company’s common stock ranged from a low of $9.59 to a high of $17.50. For fiscal year ended December 31, 2006, the stock price ranged from a low of $9.59 to a high of $14.62. As of March 5, 2007, the Company had 57,821,838 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If we are not able to continue to successfully integrate CRS Retail Technology Group, Inc. and its operations with the Company, our ability to achieve anticipated revenues and related profits, as well as our results for the CRS products may be adversely impacted and the business of the Company may be disrupted and negatively impacted.

The success of our recent acquisition of CRS will depend in large part upon our ability to continue to successfully integrate the CRS business into the Company. As with most acquisitions, integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of CRS and thus, the Company. The challenges involved in continuing to integrate CRS with the Company include:

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

In connection with our recent acquisitions, we currently have goodwill of $163.4 million and $56.2 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The below table outlines the Company’s primary property leases:

Location	Square Footage	Lease Expiration
Irvine, California - HQ	74,000	July 2011
Newburgh, New York	110,000	December 2009-2010
Minneapolis, Minnesota	52,000	August 2012
Moscow, Russia	24,000	June 2008
Bracknell, UK	23,000	March 2019
San Diego, California	21,000	August 2009
Nacka, Sweden	19,000	March 2007
Monterrey, Mexico	13,000	May 2008

The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. The Company has approximately 173,000 square feet in the San Diego facility, of which approximately 152,000 square feet is currently sublet to two third parties. The principal activities in San Diego, Minneapolis and Newburgh are sales, development, consulting and customer support. Internationally, Bracknell, UK and Nacka, Sweden are used for international sales, marketing, consulting, customer support and administration. Of the total Bracknell, UK space, approximately 7,400 square feet is currently being sublet to a third party. The Company also leases property in Monterrey, Mexico and Moscow, Russia for product development.

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

The Company is subject to legal proceedings and claims in the normal course of business. The Company is currently defending such proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain presently, the Company anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	MARKET VALUE OF COMMON STOCK

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol EPIC. The following table sets forth the range of high and low closing prices for the Company’s Common Stock for the periods indicated.

Year ended December 31, 2005:
	High	Low
1st Quarter	$15.55	$12.25
2nd Quarter	$14.15	$10.59
3rd Quarter	$15.75	$12.10
4th Quarter	$14.34	$11.55

Year ended December 31, 2006:
	High	Low
1st Quarter	$14.62	$11.25
2nd Quarter	$13.34	$9.90
3rd Quarter	$13.11	$9.59
4th Quarter	$14.40	$12.60

There were approximately 1,300 registered security holders of record as of March 5, 2007. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Epicor Software Corporation under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison of cumulative total returns for the Company, the Center for Research in Securities Prices Index for the NASDAQ Stock Market (United States Companies) (the “CRSP NASDAQ Index”) and the Center for Research in Securities Prices Index for NASDAQ Computer and Data Processing Stocks (the “CRSP NASDAQ Computer Index”) for the last five fiscal years ended on December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in the common stock of the Company, the Nasdaq Market Index and the CRSP NASDAQ Computer Index and assumes that all dividends have been reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

(Epicor Software Corporation, CRSP NASDAQ Index, CRSP NASDAQ Computer Index)

# Comparison of Five−Year Cumulative Total Returns
## Performance Graph for
## EPICOR SOFTWARE CORPORATION

Produced on 02/26/2007 including data to 12/29/2006

$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
906.7
12/31/2001
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006

## Legend

| Symbol | CRSP Total Returns Index for: | 12/2001 | 12/2002 | 12/2003 | 12/2004 | 12/2005 | 12/2006 |
|---|---|---|---|---|---|---|---|
| ——— ■ | EPICOR SOFTWARE CORPORATION | 100.0 | 83.9 | 856.4 | 945.6 | 948.3 | 906.7 |
| — — — ★ | Nasdaq Stock Market (US Companies) | 100.0 | 69.1 | 103.4 | 112.5 | 114.9 | 126.2 |
| - - - - ▲ | Nasdaq Computer and Data Processing Stocks SIC 7370−7379 US & Foreign | 100.0 | 68.9 | 90.8 | 100.2 | 103.5 | 116.3 |

**Notes:**

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year−end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2001.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

13910

©Copyright 2007

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	(a) Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	6,095	$14.10		N/A	N/A

November 1, 2006 to November 30, 2006	21	$13.62		N/A	N/A

December 1, 2006 to December 31, 2006	—	—		N/A	N/A

Total	6,116	$14.10	(1)

(1)	Represents the weighted average price per share purchased during the fourth quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002, are derived from audited consolidated financial statements that are not included in this Annual Report.

	As of and for the years ended December 31,
in thousands, except per share amounts	2006	2005	2004	2003	2002
	(5)	(4)	(3)	(2)	(1)
Total revenues	$384,096	$289,413	$224,866	$154,332	$143,467

Net income (loss) applicable to common stockholders	$23,818	$52,035	$23,969	$7,963	$(7,264)

Basic net income (loss) per share	$0.43	$0.95	$0.47	$0.17	$(0.17)

Diluted net income (loss) per share	$0.42	$0.92	$0.45	$0.16	$(0.17)

Total assets	$441,890	$428,951	$255,749	$102,223	$73,268

Long-term debt (less current portion)	$98,273	$124,639	$30,264	$—	$—

Total stockholders’ equity	$208,620	$170,450	$97,657	$27,461	$3,786

(1)	For the year ended December 31, 2002, net loss included restructuring charges of $3,891,000, a $4,288,000 settlement charge, a $600,000 charge included in cost of revenues to write-down certain prepaid software royalties, a $1,000,000 reduction in general and administrative expenses related to the favorable settlement of international payroll tax issues and a $1,200,000 income tax benefit related to adjustments for certain other international tax issues.
(2)	For the year ended December 31, 2003, net income included restructuring charges of $937,000, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock.
(3)	For the year ended December 31, 2004, net income included restructuring charges of $2,382,000 and includes the results of operations related to the Scala acquisition from June 18, 2004 (date of acquisition) through December 31, 2004.
(4)	For the year ended December 31, 2005, net income included restructuring charges of $359,000, a non cash income tax benefit of $18,189,000 and included the results of operations related to the CRS acquisition from December 6, 2005 (date of acquisition) through December 31, 2005. See Notes 3, 5 and 8 to the Consolidated Financial Statements.
(5)	The amounts included in 2006 reflect the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), effective January 1, 2006. See Note 9 to the Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2006. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

The Company maintains an allowance for doubtful accounts based on historical collections, performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations.

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

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the Company has recorded these acquisitions using the purchase method of accounting. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company performed an impairment review of its recorded goodwill in 2006 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006 and selected the modified prospective method for adoption. Prior to adoption, the Company accounted for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company granted stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recorded for stock options in prior periods. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. The Company changed its previous practice by no longer granting stock options to employees and granting restricted stock as an alternative.

The Company also accounts for its restricted stock in accordance with SFAS 123-R. The Company historically recognized compensation expense based on the fair market value of the restricted stock on its grant date, and continues to do so under the provisions of SFAS 123-R.

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

New Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 159. The Company is currently evaluating the potential impact of adopting this standard.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s results of operations, financial position and liquidity. At this time, the Company does not know what the impact will be upon adoption of this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (SAB 108). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2006 annual financial statements. The adoption of SAB 108 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on the Company’s financial statements.

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

Acquisitions

Acquisitions have been accounted for under the purchase method of accounting, in accordance with SFAS 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company’s stringent criteria which includes, but is not limited to, product and technology fit, culture, geography, revenue synergies and financial contribution. Because the software industry is consolidating, the purchase environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

Scala Africa

On October 6, 2006, pursuant to a Stock Purchase Agreement, the Company acquired 100% of the outstanding capital stock of Scala Africa (Proprietary) Limited (Scala Africa) including subsidiary company Scala Business Software (Proprietary) Ltd (SBS) and the assets of Scala East Africa Limited (SEA). Prior to the acquisition, Scala Africa had been a distributor of Scala’s products and related consulting services in Africa. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

The preliminary purchase price of $1.7 million was preliminarily allocated to Scala Africa’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 6, 2006, which is subject to completion.

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

The total purchase price of CRS was $123.5 million. The Company used working capital and funds available under a Credit Agreement (Note 6 of the Notes to the Consolidated Financial Statements) in order to finance the acquisition. The purchase price was allocated to CRS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with the excess ascribed to goodwill.

The acquired in-process research and development of $2.0 million arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; one was completed as of December 31, 2006 and the other is expected to be completed in 2007 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one was completed as of December 31, 2006 and the other is expected to be completed in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete the remaining two projects as of December 31, 2006 is approximately $0.6 million.

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

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5.5 million in cash (including transaction costs of $0.1 million); $3.0 million was paid on December 14, 2004, $0.5 million was paid on December 23, 2005 and $0.5 million was paid in January 2007. The final purchase price was subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. In June 2005, the working capital adjustment was finalized for $1.3 million and was paid in July 2005.

Scala

On June 18, 2004, the Company acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, the Company acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of the Company common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, the Company purchased 27,452 additional Scala shares on Euronext for a price of $83,500. On August 9, 2005, the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by the Company. Therefore, as of August 9, 2005, the Company became the legal owner of all outstanding Scala shares.

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

The total purchase price of Scala, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares, was $95.8 million. The value of the Company common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction.

The Company used working capital and funds available under a Credit Agreement (Note 6 in the Notes to Consolidated Financial Statements) in order to finance the cash portion of the offer price.

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill.

Restructuring Charges

The following table summarizes the activity in the Company’s reserves associated with its restructuring activities (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairments	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472
2004 restructuring charges	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	1,699	4,050	—	5,749

2005 restructuring charges	359	—	—	359
Cash payments	(929)	(907)	—	(1,836)

Balance at December 31, 2005	1,129	3,143	—	4,272

CRS acquisition	145	93	—	238
Scala adjustments	(512)	(1,218)	—	(1,730)
Cash payments	(486)	(623)	—	(1,109)

Balance at December 31, 2006	276	1,395	—	1,671
Less: current portion	(276)	(519)	—	(795)

Long-term accrued restructuring	$—	$876	$—	$876

2005 CRS Acquisition

In connection with the Company’s acquisition of CRS Retail Technology Group on December 6, 2005, the Company formulated a restructuring plan to close one of the CRS facilities. In connection with this, the Company recorded a liability of $0.2 million for the restructuring costs associated with the CRS reduction in workforce and the closure of a CRS facility. This liability included separation costs for terminated employees and costs for the closing of the CRS facility. In conjunction with this restructuring, ten CRS employees, or 3% of the CRS workforce, will be terminated from all functional areas. As of December 31, 2006, five of these terminations have been made. Lease payments on the CRS facility that was vacated will continue to be made until the respective noncancelable terms of the lease expire in 2008. As of December 31, 2006, the remaining balance is $0.1 million and represents facility and severance charges.

2005 Restructuring Charges

For the year ended December 31, 2005, the Company recorded restructuring charges of $0.4 million. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees, or less than 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations have been completed. As of December 31, 2006, the balance related to this restructuring is zero.

2004 Restructuring Charges

For the year ended December 31, 2004, the Company recorded restructuring charges of $2.4 million. This charge represents $0.4 million of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of December 31, 2006, all of these terminations have been completed. The remaining charge includes (i) $0.5 million for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $0.1 million for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $0.7 million for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income and (iv) $0.7 million for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At December 31, 2006, the remaining balance is $1.0 million and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire in 2009.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004, the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6.2 million for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4.9 million for separation costs for terminated employees and $1.4 for the closing of certain of Scala’s facilities and tax audits. In conjunction with the acquisition, 120 Scala employees, or 21% of the Scala workforce, were terminated from all functional areas. As of December 31, 2006, all of these terminations have been completed. In December 2006, the Company reversed the reserve against goodwill related to facilities where leases were either surrendered with no further obligation or subleased for the remainder of the lease. In addition, severance reserves were reversed against goodwill as a result of the settlement of estimated obligations. As of December 31, 2006, the balance related to outstanding severance obligations is $0.2 million for payments to terminated employees which are in accordance with their severance agreements.

2002 Restructuring Charges

In 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at December 31, 2006 is $0.3 million. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on the buildings that were vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire in 2009.

Results of Operations

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in millions, except percentages):

	Year Ended December 31,
	2006	2005	Change $	Change %
Revenues:
License fees	$99.5	$77.1	$22.4	29.2%
Consulting	107.5	73.7	33.8	46.0%
Maintenance	150.1	134.5	15.6	11.5%
Hardware and other	27.0	4.1	22.9	551.3%

Total revenues	$384.1	$289.4	$94.7	32.7%

Gross profit %:
License fees	63.5%	64.6%
Consulting	18.1%	20.4%
Maintenance	77.2%	79.0%
Hardware and other	11.5%	50.7%

Amortization of intangible assets	$17.0	$11.8	$5.2	44.6%
% of total revenues	4.4%	4.1%

Gross profit	$201.6	$173.2	$28.4	16.4%
% of total revenues	52.5%	59.8%

Sales and marketing expenses	$70.4	$61.0	$9.4	15.4%
% of total revenues	18.3%	21.1%

Software development expenses	$34.1	$28.5	$5.6	19.7%
% of total revenues	8.9%	9.8%

General and administrative expenses	$52.1	$46.3	$5.8	12.7%
% of total revenues	13.6%	16.0%

Restructuring charges	$—	$0.4	$(0.4)	(100.0)%
% of total revenues	0.0%	0.1%

Write-off of in-process research and development	$—	$2.0	$(2.0)	(100.0)%
% of total revenues	0.0%	0.7%

Provision (benefit) for income taxes	$14.8	(18.2)	$33.0	181.3%
Effective tax rate	38.3%	(53.6)%

Net income	$23.8	$52.0	$(28.2)	(54.2)%
% of total revenues	6.2%	18.0%

Other Data
EBITDA(1)	$69.7	$50.3	$19.4	38.5%
% of total revenues	18.2%	17.4%

Other Data

(1)

The Company is providing EBITDA, a non-generally accepted accounting principles (non-GAAP) financial measure, because (i) the Company believes that this figure is helpful in allowing individuals to assess the ongoing financial performance of the business; (ii) the Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization and (iii) EBITDA provides an additional analytical tool to clarify the Company’s results from operations and helps the Company to identify underlying trends in its results of operations. Therefore, the Company believes that this information is meaningful to investors when considered in connection with the information contained in the GAAP presentation of financial information. The EBITDA measure presented in this Annual Report on Form 10-K is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. The Company also internally uses adjusted EBITDA measures for determining (i) compliance with certain financial covenants in its credit agreement and (ii) management incentive bonus, including vesting of certain nonvested share incentive awards. The adjusted EBITDA measures used for those purposes may differ from the EBITDA measure presented in this Annual Report on Form 10-K because additional items may be excluded from net income for purposes of calculating adjusted EBITDA. For example, in-process research and development charges and foreign currency gains/losses may be required to be excluded from adjusted EBITDA under the terms of the Company’s credit agreements and/or management incentive plans. EBITDA is not defined under generally accepted accounting principles (GAAP), and it may not be comparable to similarly titled measures reported by other companies.

EBITDA is a non-GAAP measure and has limitations because it does not include all items of income and expense that impact the Company’s operations. Management compensates for these limitations by also considering the Company’s GAAP results. The non-GAAP financial measure the Company uses is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income and income per share, and should not be considered measures of the Company’s liquidity. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue (dollars in thousands):

	Year Ended December 31,
	2006	2005
Revenue	$384,096	$289,413

Net Income	23,818	52,035
Income taxes (tax benefit)	14,789	(18,189)
Net interest expense	7,582	236
Amortization of intangibles	18,101	12,340
Depreciation expense	5,457	3,925

EBITDA	$69,747	$50,347

EBITDA percent of revenues	18.2%	17.4%

Revenue

License fee revenues increased in absolute dollars for the year ended December 31, 2006, as compared to the same period in 2005. The increase is due in part to the contribution of license revenue from the CRS acquisition in December 2005, which added approximately $12.4 million in license revenues for the year ended December 31, 2006. Excluding CRS, license revenues for the year ended December 31, 2006, as compared to the same period in 2005, increased primarily due to an increase in average selling price in North America of approximately 5% and an increase in the Company’s sales headcount of approximately 20%.

Consulting revenues increased in absolute dollars for the year ended December 31, 2006, as compared to the same period in 2005. This increase is due to the December 2005 acquisition of CRS, which added $19.4 million of incremental consulting revenue in 2006, as well as an increase in sales of software licenses, which resulted in additional implementation and other related consulting engagements. In order to meet the demand for this additional consulting work, the Company hired additional consulting personnel during 2006, resulting in an increase in consulting headcount of 28% during the year.

Maintenance revenues increased in absolute dollars for year ended December 31, 2006, as compared to the same period in 2005. This increase is due primarily to (i) the acquisition of CRS, which resulted in additional maintenance revenues of $10.7 million, (ii) continued high renewal rates in the Company’s customer base, (iii) continued higher license sales and related maintenance contracts sold with new licenses and (iv) an increase in existing customers whose maintenance agreements had lapsed and have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of resale of third-party hardware and sales of business forms. The increase in hardware and other revenue in absolute dollars for year ended December 31, 2006, as compared to the same period in 2005, is primarily due to the acquisition of CRS.

International revenues were $141.2 million and $132.5 million for the years ended December 31, 2006 and 2005, representing 36.8% and 45.8%, respectively, of total revenues. Foreign currency exchange rate fluctuations resulted in 2006 foreign currency-based revenues being reported $2.4 million lower than they would have been if they had been translated at 2005 foreign currency exchange rates. The decrease in international revenues as a percentage of total revenues for the year ended December 31, 2006, as compared to the same period in 2005, is due to the acquisition of CRS in December 2005, which primarily generates revenue domestically.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, a third party funded development agreement, and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the years ended December 31, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets, of $17.0 million and $11.8 million, respectively. The increase in amortization expense for the year ended December 31, 2006, as compared to the same period in 2005, is due to the additional amortization expense related to the acquisitions of Scala Italy in April 2005, CRS in December 2005 and Scala Africa in October 2006. Amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2013.

Gross Profit, including Cost of Revenues

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication, and amortization of acquired intangible assets. For the year ended December 31, 2006, as compared to the same period in 2005, cost of license fees increased primarily due to the CRS acquisition, which added $8.4 million, which is primarily amortization of intangibles. This additional amortization resulted in a decrease in the license gross profit.

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the year ended December 31, 2006, as compared to the same period in 2005, primarily due to the acquisition of CRS which added approximately $16.7 million in additional cost and $1.0 million related to stock-based compensation expenses resulting from the adoption of SFAS 123-R during 2006. The remaining increase in these costs for the year ended December 31, 2006 is due to an increase in headcount of approximately 28%. Due to these factors, the overall gross profit decreased for the year ended December 31, 2006, as compared to the same period in 2005.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the year ended December 31, 2006, as compared to the same period of 2005, cost of maintenance revenues increased due primarily to the acquisition of CRS which added approximately $5.4 million, and an increase of $0.4 million related to stock-based compensation expenses resulting from the adoption of SFAS 123-R during 2006. Due to these factors, the overall gross profit decreased for the year ended December 31, 2006, as compared to the same period in 2005.

Cost of hardware and other revenue increased due to the acquisition of CRS, which added $21.5 million for the year ended December 31, 2006. The decrease in gross profit is due to the acquisition of CRS which is comprised mostly of hardware costs from CRS and its lower gross margin.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for the year ended December 31, 2006, as compared to the same period in 2005, is primarily due the acquisition of CRS, which added approximately $3.3 million in additional cost and $2.9 million related to stock-based compensation expenses resulting from the adoption of SFAS 123-R during 2006. The remaining increase in sales and marketing expense is due to increased headcount in sales of approximately 20%. Sales and marketing expenses decreased as a percentage of revenue due to the increase in revenues for the year ended December 31, 2006, as compared to the same period in 2005.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in North America, Mexico, and Russia where the Company operates development centers. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the years ended December 31, 2006 and 2005, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

Software development expenses increased in absolute dollars for the year ended December 31, 2006, as compared to the same period in 2005, primarily due to the acquisition of CRS which added approximately $3.2 million and due to the adoption of SFAS 123-R during 2006 which resulted in $0.8 million related to stock-based compensation expenses. The remaining increase in these costs for the year ended December 31, 2006 is due to an increase in headcount of approximately 8%, compared to the same period in 2005. Software development expenses decreased as a percentage of revenue due to the increase in revenues for the year ended December 31, 2006, as compared to the same period in 2005.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the year ended December 31, 2006, as compared to the same period in 2005, due to the acquisition of CRS, which added approximately $4.2 million, and an increase of $1.7 million related to stock-based compensation expense. General and administrative expenses decreased as a percentage of revenue due to the increase in revenues for year ended December 31, 2006, as compared to the same period in 2005.

Stock-Based Compensation Expense

Stock-based compensation expense is related to SFAS 123-R stock-based compensation expense from stock options and restricted stock issued by the Company. Stock-based compensation expense for year ended December 31, 2006 was related to the various restricted stock awards granted in 2005 and 2006, the performance-based restricted stock and stock options. Stock-based compensation expense for the year ended December 31, 2005 was related to restricted stock issued as part of the 2001 stock option exchange program, 3,000,000 shares of restricted stock issued to the Company’s Chief Executive Officer (CEO) in March 2003 and May 2003, and restricted stock issued to various members of management. For the years ended December 31, 2006 and 2005, stock-based compensation expense was $9.5 million and $2.6 million, respectively.

At December 31, 2006, there was approximately $3.2 million of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s final achievement, the Company recorded stock compensation expense related to these grants of $5.9 million for the year ended December 31, 2006. The Company anticipates it will recognize compensation expense related to the 2007 and 2008 performance-based restricted stock in an amount higher than 2006 due to more participants, assuming the Company achieves its revenue and adjusted EBITDA targets. This cost is expected to be recognized over a weighted-average period of approximately two years.

As a result of adopting SFAS 123-R, the Company’s net income for the year ended December 31, 2006 is $1.7 million lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the year ended December 31, 2006 is $0.03 lower than if the Company had continued to account for stock-based compensation under APB 25. At December 31, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2006	2005
Cost of revenues	$1,430	$4
Sales and marketing	2,852	4
Software development	830	1
General and administrative	4,339	2,616

Total stock-based compensation expense	$9,451	$2,625

On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $14.31 or higher. The decision to accelerate the vesting was made primarily to reduce the impact of recording noncash compensation expense upon the implementation of SFAS 123-R. Options to purchase approximately 475,000 shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms. There was no accounting impact associated with the acceleration of vesting of these options.

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

The Company recorded a provision (benefit) for income taxes of $14.8 million and $(18.2) million for years ended December 31, 2006 and 2005, respectively. The effective income tax rates were 38.3% and (53.6)% for the years ended December 31, 2006 and 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the year ended December 31, 2006 and benefits from the release of valuation allowance against U.S. deferred tax assets for the year ended December 31, 2005.

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

Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the unamortized balance of other identifiable intangible assets recorded at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision.

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

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 (in millions, except percentages):

	Year Ended December 31,		Change
	2005	2004	$	%
Revenues:
License fees	$77.1	$59.0	$18.1	30.5%
Consulting	73.7	56.9	16.8	29.5%
Maintenance	134.5	105.5	29.0	27.6%
Other	4.1	3.5	0.6	19.2%

Total revenues	$289.4	$224.9	$64.5	28.7%

Gross Profit Percent:
License fees	64.6%	68.6%
Consulting	20.4%	26.9%
Maintenance	79.0%	76.2%
Other	50.7%	39.5%

Amortization of intangible assets	$11.8	$7.3	$4.5	60.5%
Percentage of total revenues	4.1%	3.3%

Gross profit	$173.2	$137.5	$35.7	26.0%
Percentage of total revenues	59.8%	61.2%

Sales and marketing	$61.0	$48.0	$13.0	27.2%
Percentage of total revenues	21.1%	21.3%

Software development	$28.5	$24.7	$3.8	15.0%
Percentage of total revenues	9.8%	11.0%

General and administrative	$46.3	$38.9	$7.4	19.0%
Percentage of total revenues	16.0%	17.3%

Restructuring charges	$0.4	$2.4	$(2.0)	(84.9%)
Percentage of total revenues	0.1%	1.1%

Write-off of in-process R&D	$2.0	—	$2.0	100.0%
Percentage of total revenues	0.7%	—

Provision (benefit) for income taxes	$(18.2)	$1.3	$(19.5)	(1,461.5%)
Effective tax rate	(53.6)%	5.2%

Net income	$52.0	$24.0	$28.0	117.1%
% of revenues	18.0%	10.7%

Other Data
EBITDA(1)	$50.3	$35.5	$14.8	41.7%
% of revenues	17.4%	15.8%

Other Data

(1)

See the discussion of 2006 and 2005 EBITDA performance for a description of the Company’s uses of EBITDA and limitations thereon. Following is a reconciliation of net income to EBITDA and a calculation of EBITDA as a percent of revenue (dollars in thousands):

	Year ended December 31,
	2005	2004
Revenue	$289,413	$224,866

Net Income	52,035	23,969
Income taxes	(18,189)	1,336
Net interest (income) expense	236	(215)
Amortization of intangibles	12,340	7,498
Depreciation expense	3,925	2,949

EBITDA	$50,347	$35,537

EBITDA % of revenues	17.4%	15.8%

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

International revenues, which are all non U.S. revenues, were $132.5 million and $92.4 million for the years ended December 31, 2005 and 2004, representing 45.8% and 41.1%, respectively, of total revenues. The increase in international revenues in absolute dollars for the year ended December 31, 2005, as compared to the same period in 2004, is due to the acquisition of Scala in June 2004, which accounted for approximately $35.3 million of the increase in international revenues and a foreign currency exchange rate impact of approximately $0.4 million. The remaining increase is primarily due to an increase in international license revenues, which is attributable to the Company’s broad-based improvement across all businesses and products.

Amortization of Intangible Assets and Capitalized Software Development Costs

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, trademarks and third party funded development agreement, that were recorded primarily as a result of the DataWorks Corporation (DataWorks) acquisition in December 1998, the Clarus asset purchase in December 2002, the ROI acquisition in July 2003, the TDC/T7 asset purchase in July 2003, the Platsoft acquisition in February 2004, the Scala acquisition in June 2004, the Strongline acquisition in December 2004, the Scala Romania acquisition in March 2005, the Scala Italy acquisition in April 2005 and the CRS acquisition in December 2005. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the years ended December 31, 2005 and 2004, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $11.8 million and $7.3 million, respectively. The increase in amortization expense for the year ended December 31, 2005, as compared to the same period in 2004, is due to the additional amortization expense related to the Scala, Strongline and CRS acquisitions. Amortization of the third party funded development agreement was complete in 2006, amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2012.

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

Cost of consulting revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the year ended December 31, 2005, as compared to the same period in 2004, primarily due to the acquisition of Scala in June 2004, which accounted for additional costs of $7.1 million and the acquisition of CRS, which added $1.2 million in additional costs. In addition, the Company increased headcount by 31% which resulted in additional salaries and related expenses, and incurred recruitment expenses of approximately $4.7 million. Overall however, consulting gross profit decreased due to the Company making an investment in human capital to address the growth of our service business.

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

Write-off of In-Process Research and Development

Included in the Company’s operating results for the year ended December 31, 2005 is a charge of $2.0 for the write-off of the acquired in-process research and development expenses related to the CRS acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of December 31, 2006 and 2005 and long-term debt (in millions):

	2006	2005
Cash and cash equivalents	$70.2	$49.8
Working capital	53.7	23.9
Net cash provided by operating activities	46.8	37.7
Net cash (used in) investing activities	(4.6)	(131.7)
Net cash (used in) provided by financing activities	(22.1)	92.2
Long-term debt, less current portion	98.3	124.6

As of December 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $70.2 million and unused borrowing capacity of $99.8 million under its senior revolving credit facility. The Company’s operations provided $46.8 million in cash during the year ended December 31, 2006. As of December 31, 2006, the Company had $1.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $117.4 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 24% of the related revenues.

The Company’s days sales outstanding (DSO) for the last two years are set forth in the following tables:

Quarter Ended:	2005
March 31	61
June 30	55
September 30	59
December 31	76

Quarter Ended:	2006
March 31	70
June 30	62
September 30	69
December 31	74

The increase in DSO for the quarter ended December 31, 2005 was primarily the result of the acquisition of CRS in December 2005 combined with strong sales and large dollar accounts, the majority of which occurred in the third month of the quarter. For the quarter ended December 31, 2006, the Company DSO’s increased over September 30, 2006 due primarily to seasonally strong sales in December 2006 as well as the timing of maintenance billings to customers, causing an increase in accounts receivable without corresponding revenue. DSO’s increased year over year due to the inclusion of CRS.

The Company’s principal investing activities for the year ended December 31, 2006 included the sale of short-term investments of $3.3 million, capital expenditures of $5.6 million and $2.3 million paid related to acquisitions.

Financing activities for the year ended December 31, 2006 included $147.5 million in payments on long-term debt, $122.0 million in proceeds on the Company’s long-term debt and $1.5 million in debt issuance fees. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan of $1.1 million and proceeds from the exercise of employee stock options in the amount of $2.2 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. At the time of closing of this facility, and as of March 31, 2006, the Company had $22 million of revolving loan borrowings and $100 million of term loan borrowings, the proceeds from which were used to finance the applicable facility fees and to pay off the balance of the Company’s then previous credit facility, which was terminated at the Company’s election effective March 31, 2006. The Company used funds generated from operations to make discretionary principal payments against the revolver in the amounts of $5 million in April 2006, $6.7 million in July 2006, and $10.3 million in October 2006. The October 2006 payment paid off the revolver. The Company also used funds generated from operations to make mandatory $250,000 principal payments in June, September, and December 2006. As a result of these payments, the outstanding balance of the 2006 credit facility was $99.3 million as of December 31, 2006. As of December 31, 2006, the Company was in compliance with all covenants included in the 2006 credit facility. In connection with the credit facility, the Company agreed to certain financial covenants including maintaining minimum cash balances of $20 million. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the credit facility and related covenants.

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating and capital leases for office facilities and equipment, long-term debt and purchase obligations. As of December 31, 2006, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	1 Year and Less	2-3 Years	4-5 Years	Thereafter	Total
Operating and Capital Lease Obligations,
Net of Sublease Income	$10,685	$17,601	$11,768	$11,546	$51,600
Long-term Debt	1,000	2,000	2,000	94,250	99,250
Estimated Interest Payments	7,900	15,560	15,240	1,885	40,585
Purchase Obligations	9,120	3,500	—	—	12,620

Total Contractual Obligations	$28,705	$38,661	$29,008	$107,681	$204,055

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

The Company reported net income for the year ended December 31, 2006 of $23.8 million. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. However, the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. There can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia and China. The Company’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of December 31, 2006, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

Through December 31, 2006, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At December 31, 2006, the Company had $70.2 million in cash and cash equivalents. Based on the investment interest rate and the balance as of December 31, 2006, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $702,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $99.3 million in variable rate debt outstanding at December 31, 2006. Based upon the variable rate debt outstanding as of December 31, 2006, a hypothetical 1% increase in interest rates would increase interest expense by approximately $993,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company transacts business in various foreign currencies, primarily in certain European countries, Canada, Australia and New Zealand. The Company did not have any foreign currency forward or option contracts open as of December 31, 2006. International revenues represented 36.8% and 45.8% of the Company’s total revenues for years ended December 31, 2006 and 2005 respectively, and 27.2% and 33.9% of revenues were denominated in foreign currencies. Significant currency fluctuations may adversely impact foreign revenues. The Company had unrealized and realized transactional foreign currency gains and (losses) for the years ended December 31, 2006 and 2005 of $1,037,000 and $(1,207,000), respectively. For the year ended December 31, 2006, these transactional gains were primarily due to inter-company revenues and cost of sales. The year-to-date foreign currency transactional gains also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $1,338,000 for the year ended December 31, 2006 and likewise increase or decrease the Company’s earnings and cash flows for the respective periods. The Company has an on going foreign exchange program to reduce any transactional foreign currency risk that impacts the income statement. This program includes reducing non-functional currencies cash balances held by any subsidiaries, using natural hedges to offset non-functional currency intercompany balances, eliminating non-functional intercompany balances where possible, and using forward contracts. All foreign currency forward contracts are settled within the applicable accounting period, and realized gains and losses are included in the income statement as a result of the settled contracts. As a result, the company did not have any open forward contracts in place at December 31, 2006. We do not use forward contracts for trading purposes. All of these activities are within the guidelines of the Company’s foreign currency risk management policy.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:

Reports of Independent Registered Public Accounting Firms	57

Consolidated Balance Sheets as of December 31, 2006 and 2005	59

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	60

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.	61

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	62

Notes to Consolidated Financial Statements	63

All schedules have been omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Epicor Software Corporation

Irvine, California

We have audited the consolidated balance sheet of Epicor Software Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Irvine, California

March 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Epicor Software Corporation:

We have audited the accompanying consolidated balance sheet of Epicor Software Corporation and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 31, 2006

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$70,178	$49,768
Short term investments	—	3,271
Accounts receivable, net	83,965	67,728
Deferred income taxes	17,909	20,726
Inventory, net	4,885	4,572
Prepaid expenses and other current assets	7,587	6,759

Total current assets	184,524	152,824

Property and equipment, net	12,251	11,347
Deferred income taxes	19,836	22,449
Intangible assets, net	56,209	73,539
Goodwill	163,360	164,451
Other assets	5,710	4,341

Total assets	$441,890	$428,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,298	$12,150
Accrued compensation and benefits	24,236	27,114
Other accrued expenses	26,683	29,595
Current portion of long-term debt	1,102	100
Current portion of accrued restructuring costs	795	2,812
Current portion of deferred revenue	63,726	57,183

Total current liabilities	130,840	128,954

Long-term debt, less current portion	98,273	124,639
Long-term portion of accrued restructuring costs	876	1,460
Long-term portion of deferred revenue	1,271	2,284
Long-term deferred income taxes	2,010	1,164

Total long-term liabilities	102,430	129,547

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 180,000 shares authorized: 58,810 and 55,731 shares issued and outstanding	59	56

Additional paid-in capital	350,605	336,139
Less: treasury stock at cost, 903 and 884 shares	(10,895)	(10,679)
Accumulated other comprehensive loss	(954)	(1,053)
Accumulated deficit	(130,195)	(154,013)

Total stockholders’ equity	208,620	170,450

Total liabilities and stockholder’s equity	$441,890	$428,951

See accompanying notes to the consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues:
License fees	$99,530	$77,052	$59,037
Consulting	107,520	73,666	56,891
Maintenance	150,010	134,544	105,455
Hardware and other	27,036	4,151	3,483

Total revenues	384,096	289,413	224,866

Cost of revenues:
License fees	19,295	15,548	11,220
Consulting	88,043	58,640	41,580
Maintenance	34,186	28,212	25,114
Hardware and other	23,937	2,046	2,108
Amortization of intangible assets	17,007	11,759	7,327

Total cost of revenues	182,468	116,205	87,349

Gross profit	201,628	173,208	137,517

Operating expenses:
Sales and marketing	70,417	61,034	47,975
Software development	34,060	28,454	24,736
General and administrative	52,118	46,256	38,861
Restructuring charges	—	359	2,382
Write-off of in-process research and development	—	2,000	—

Total operating expenses	156,595	138,103	113,954

Income from operations	45,033	35,105	23,563

Other income (expense):
Interest income	1,692	1,235	819
Interest expense	(9,274)	(1,471)	(604)
Other income (expense)	1,156	(935)	1,698

Other income (expense), net	(6,426)	(1,171)	1,913

Income before income taxes	38,607	33,934	25,476
Provision (benefit) for income taxes	14,789	(18,189)	1,336
Minority interest in income of consolidated subsidiary	—	88	171

Net income	$23,818	$52,035	$23,969

Net income per share:
Basic	$0.43	$0.95	$0.47
Diluted	$0.42	$0.92	$0.45
Weighted average common shares outstanding:
Basic	55,919	54,665	50,753
Diluted	57,005	56,574	53,714

See accompanying notes to consolidated financial statements.

Epicor Software Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Series C and D Convertible Preferred Stock		Common Stock		Additional Paid in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Net Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Equity	Income
Balance December 31, 2003	361,735	$10,423	46,230	$46	$247,086	113	$(322)	$245	$(230,017)	$27,461

Conversion of preferred stock	(193,577)	(7,377)	1,936	2	7,375					—
Acquisition of treasury stock related to stock option exchange program						304	(4,109)			(4,109)
Stock-based compensation expense					2,617					2,617
Shares issued for acquisition of Scala, net of issuance cost of $679			4,248	4	45,329					45,333
Forfeiture of unvested restricted stock from terminated employees			(4)							-
Employee stock purchases			134		1,086					1,086
Exercise of stock options			611	1	2,392					2,393
Net income									23,969	23,969	$23,969
Foreign currency translation								(1,093)		(1,093)	(1,093)

Balance December 31, 2004	168,158	$3,046	53,155	$53	$305,885	417	$(4,431)	$(848)	$(206,048)	$97,657	$22,876

Conversion of preferred stock	(168,158)	(3,046)	1,682	2	3,044					—
Acquisition of treasury stock related to stock option exchange program						467	(6,248)			(6,248)
Stock-based compensation expense					2,625					2,625
Issuance of restricted stock			200	—	2					2
Employee stock purchases			123	—	1,326					1,326
Exercise of stock options			571	1	2,298					2,299
Tax benefits of excess stock option deductions					20,959					20,959
Net income									52,035	52,035	52,035
Foreign currency translation								(205)		(205)	(205)

Balance December 31, 2005	—	$—	55,731	$56	$336,139	884	$(10,679)	$(1,053)	$(154,013)	$170,450	$51,830

Acquisition of treasury stock						19	(216)			(216)
Stock-based compensation expense					9,451					9,451
Issuance of restricted stock			2,351	2	—					2
Employee stock purchases			96	—	1,086					1,086
Exercise of stock options			632	1	2,244					2,245
Tax benefits of stock option exercises and restricted stock vesting					1,685					1,685
Net income									23,818	23,818	23,818
Foreign currency translation								99		99	99

Balance December 31, 2006	—	$—	58,810	$59	$350,605	903	$(10,895)	$(954)	$(130,195)	$208,620	$23,917

See accompanying notes to consolidated financial statements

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$23,818	$52,035	$23,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,558	16,265	10,447
Stock-based compensation expense	9,451	2,625	2,617
Provision for doubtful accounts	2,274	1,544	1,485
Provision for excess and obsolete inventory	200	—	—
Restructuring charges	—	359	2,382
Write-off of in-process R&D	—	2,000	—
Deferred income taxes	9,518	(41,179)	—
Excess tax benefits from share-based payment arrangements	(1,784)	20,959	—
Settlement of claim	—	—	(284)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,691)	(5,707)	(18,729)
Inventory	(1,656)	(4,319)	35
Prepaid expenses and other current assets	(327)	6,329	5,176
Other assets	321	573	(541)
Accounts payable	1,732	(4,339)	2,762
Accrued expenses	(5,729)	(3,423)	(1,664)
Accrued restructuring costs	(1,478)	(1,687)	(6,416)
Deferred revenue	3,554	(4,333)	6,469

Net cash provided by operating activities	46,761	37,702	27,708

Investing activities
Purchases of property and equipment	(5,590)	(3,393)	(4,453)
Sale (purchase) of short-term investments	3,271	(3,271)	—
Decrease in restricted cash	—	—	501
Cash paid for acquisitions, net of cash acquired	(2,277)	(125,077)	(36,905)

Net cash used in investing activities	(4,596)	(131,741)	(40,857)

Financing activities
Proceeds from long-term debt	122,000	140,101	30,000
Principal payments on long-term debt	(147,525)	(45,255)	—
Debt issuance fees	(1,476)	—	—
Proceeds from exercise of stock options	2,245	2,299	2,393
Proceeds from employee stock purchase plan	1,086	1,326	1,086
Excess tax benefits from share-based payment arrangements	1,784	—	—
Purchase of treasury stock	(216)	(6,248)	(4,109)
Issuance of restricted stock	2	—	—
Costs to register shares issued for Scala acquisition	—	—	(679)

Net cash (used in) provided by financing activities	(22,100)	92,223	28,691

Effect of exchange rate changes on cash	345	(2,127)	(712)

Net increase (decrease) in cash and cash equivalents	20,410	(3,943)	14,830
Cash and cash equivalents at beginning of period	49,768	53,711	38,881

Cash and cash equivalents at end of period	$70,178	$49,768	$53,711

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, cash flows used to evaluate the recoverability of the Company’s long-lived assets, deferred tax assets, lives of intangible assets, property, plant and equipment and certain accrued liabilities related to restructuring activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments

The Company considers all liquid interest-earning investments with maturities of more than three months and less than twelve months at the date of purchase to be short-term investments. Short-term investments generally mature between three months and twelve months from the purchase date based on the Company’s cash management policy. All short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses are not material.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, and its credit facilities (Note 6). The carrying amounts of these instruments, excluding the credit facilities, approximate fair value because of their short-term maturities. The credit facilities approximate fair value because of their variable interest rates.

Inventory

Inventories, which are comprised solely of finished goods, are stated at the lower of cost (first-in, first-out or “FIFO”) or market. Probable losses from obsolete and slow moving inventories are recorded when identified. For the year ended December 31, 2006, the Company recorded $200,000 in provision and had a balance of $200,000 for allowance of obsolete and slow moving inventory.

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

The Company enters into contractual arrangements with end-users of its products to sell software licenses, maintenance services, consulting services, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded as revenue ratably over the maintenance term. The residual revenue is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services’ VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (i.e. the maintenance services fees paid by the Company’s customers upon renewal).

If in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company applies the provisions of SOP No. 81-1, otherwise SOP No. 97-2 applies.

In certain instances, we enter into arrangements that include two or more non-software products or services such as hardware and related services. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

License Revenues: Amounts allocated to software license revenues are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

Revenues on sales made to the Company’s resellers are recognized upon shipment of the Company’s software to the reseller when the reseller has an identified end-user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one week to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services based on sold separately data. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are met.

The Company has recorded unbilled consulting revenues totaling $2,955,000 and $851,000 at December 31, 2006 and 2005, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying consolidated balance sheets.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Hardware revenues: In some cases, the Company resells third party hardware systems and related peripherals as part of an end-to-end solution requested by its customers. Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The Company considers delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

Software License Indemnification: The Company’s standard software license agreements contain an infringement indemnity clause under which we agree to defend, indemnify and hold harmless our customers and business partners against liability and damages arising from third party claims that the Company’s products violate or infringe the intellectual property rights of others. These clauses constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions, of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company has never lost a third party infringement claim and to date, the Company’s costs to defend such claims and/or lawsuits have been insignificant. Although it is possible that in the future third parties may claim that the Company’s current or potential future software solutions infringe on their intellectual property, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated.

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2006. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

The Company maintains an allowance for doubtful accounts based on historical collections, performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations.

Activity for allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Provision for Doubtful Accounts	Amounts (Written Off) Recoveries	Balance at End of Period
For the Year Ended December 31, 2004	$3,992	$1,485	$1,126	$6,603
For the Year Ended December 31, 2005	$6,603	$1,544	$(2,136)	$6,011
For the Year Ended December 31, 2006	$6,011	$2,274	$(1,907)	$6,378

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment when events or changes in circumstances that indicate that their carrying value may not be recoverable from future cash flows. Based on the Company’s most recent analysis, the Company has concluded there is no impairment at December 31, 2006.

Software Development Costs

Software development costs are accounted for in accordance with Statement SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years.

Capitalized software development costs are stated at the lower of amortized cost or net realizable value. Recoverability of these capitalized costs is determined by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. For the years ended December 31, 2006, 2005 and 2004, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

Intangible Assets

The Company’s intangible assets are comprised of acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangible assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur. Amortization of intangible assets included in cost of license revenues totaled

$17,007,000, $11,759,000 and $7,327,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization included in general and administration expenses totaled $1,094,000, $581,000 and $171,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company performed an impairment review of its recorded goodwill in 2006 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $1,226,000, $1,069,000 and $962,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is generally the respective local country’s currency. Assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and (losses) are recorded in results of operations. For the years ended December 31, 2006, 2005 and 2004, the Company recorded translation gains (losses) of $99,000, $(205,000) and $(1,093,000), respectively, in accumulated other comprehensive income (loss). For the years ended December 31, 2006, 2005 and 2004 the Company realized transaction gains (losses) of $1,037,000, $(1,207,000) and $1,698,000, respectively, in results of operations.

The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of December 31, 2006 and 2005, the Company had no open forward contracts or purchase options.

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to Value Added Resellers (VARs) and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at December 31, 2006 or 2005. Receivables from VARs, software distributors and end users are unsecured.

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

For the years ended December 31, 2006, 2005 and 2004 options to purchase 571,000, 509,000 and 529,000 shares, respectively, of common stock with weighted average prices of $14.37, $15.07 and $15.16, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income applicable to common stockholders	$23,818	$52,035	$23,969

Basic:
Weighted average common shares outstanding	57,500	54,371	49,138
Weighted average common equivalent of convertible preferred stock	—	991	3,353
Weighted average common shares of unvested restricted stock	(1,581)	(697)	(1,738)

Shares used in the computation of basic net income per share	55,919	54,665	50,753

Net income per share applicable to common stockholders – basic	$0.43	$0.95	$0.47

Diluted:
Shares used in the computation of basic net income per share	55,919	54,665	50,753
Stock options and employee stock purchase plan (ESPP) shares	936	1,594	2,096
Unvested restricted stock	150	315	865

Shares used in the computation of diluted net income per share	57,005	56,574	53,714

Net income per share applicable to common stockholders – diluted	$0.42	$0.92	$0.45

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006 and selected the modified prospective method for adoption. Prior to adoption, the Company accounted for the issuance of stock options to employees using the intrinsic value method according to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company granted stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recorded for stock options in prior periods. Under the fair value recognition provisions of SFAS 123-R, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

The Company also accounts for its restricted stock in accordance with SFAS 123-R. The Company historically recognized compensation expense based on the fair market value of the restricted stock on its grant date, and continues to do so under the provisions of SFAS 123-R.

Comprehensive Income

Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components. For the Company, the only component of comprehensive income, other than net income, is the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity.

New Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 159. The Company is currently evaluating the potential impact of adopting this standard.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s results of operations, financial position and liquidity. At this time, the Company does not know what the impact will be upon adoption of this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (SAB 108). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2006 annual financial statements. The adoption of SAB 108 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

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

Note 2. Composition of Certain Financial Statement Captions and Supplemental Cash Flow Information

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2006	2005
Computer equipment	$23,551	$19,249
Furniture, fixtures and equipment	6,606	6,205
Leasehold improvements	10,683	10,131

	40,840	35,585
Less accumulated depreciation and amortization	(28,589)	(24,238)

	$12,251	$11,347

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $5,457,000, $3,925,000 and $2,949,000, respectively.

The following summarizes the components of deferred revenue (in thousands):

	December 31,
	2006	2005
Deferred license fees	$1,411	$576
Deferred maintenance	59,411	54,290
Deferred consulting	4,175	4,601

	64,997	59,467
Less current portion	(63,726)	(57,183)

Total long term deferred revenue	$1,271	$2,284

Deferred software license fees have been deferred because one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance and advance billings for unspecified software upgrades on a when-and-if available basis and technical support over a specified time and recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be provided beyond 2007.

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$7,630	$1,458	$216

Income taxes	$6,347	$2,382	$702

NON CASH ITEMS:
Capital lease	$—	$—	$599

Conversion of preferred stock into common stock	$—	$3,046	$7,377

Note 3. Acquisitions

Acquisitions have been accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company’s stringent criteria which includes, but is not limited to, product and technology fit, culture, geography, revenue synergies and financial contribution. Because the software industry is consolidating, the purchase environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

Scala Africa

On October 6, 2006, pursuant to a Stock Purchase Agreement, the Company acquired 100% of the outstanding capital stock of Scala Africa (Proprietary) Limited (Scala Africa) including subsidiary company Scala Business Software (Proprietary) Ltd (SBS) and the assets of Scala East Africa Limited (SEA). Prior to the acquisition, Scala Africa had been a distributor of Scala’s products and related consulting services in Africa. This acquisition is consistent with the Company’s continuing efforts to make selective acquisitions of dealers and partners in countries where the Company has a strong installed base of customers.

The purchase price was allocated to Scala Africa’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 6, 2006. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Cash	$1,393
Transaction costs	298

Total purchase price	$1,691

Fair value of tangible assets acquired:
Cash and marketable securities	$97
Accounts receivable	401
Property and equipment	71
Prepaid and other assets	95
Customer base	690
Goodwill	785
Accounts payable and accrued liabilities	(218)
Deferred revenue	(148)
Other long-term liabilities	(82)

Net assets acquired	$1,691

Goodwill is not amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical operations.

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

The total purchase price of CRS is as follows (in thousands):

Cash paid	$121,000
Transaction costs	2,539

Total purchase price	$123,539

The Company used working capital and funds available under a Credit Agreement (Note 6) in order to finance the acquisition.

During 2006, the Company incurred an additional $293,000 in transaction costs as a result of additional legal and accounting costs incurred related to the acquisition. In connection with the acquisition, the Company closed one of the CRS facilities in 2006, resulting in a $238,000 increase in goodwill and accrual of facility exit and severance costs in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Business Combination,” (Note 5). During 2006, goodwill increased by $1,142,000 as a result of changes in the original fair value estimates for inventory. The Company completed a fair market value analysis on deferred revenue and recorded a $620,000 increase in goodwill and increase of deferred revenue. Goodwill was reduced during 2006 by
$2,094,000 related to additional net operating loss carryforwards identified in connection with the filing of CRS tax returns, tax effect of changes in the original fair value estimates for inventory and deferred revenue, and other tax related items.

The purchase price was allocated to CRS’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 6, 2005 with the excess ascribed to goodwill. The following table summarizes the allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$3,438
Accounts receivable	9,356
Inventory	2,305
Property and equipment	3,802
Prepaid and other assets	5,374

Total tangible assets acquired	24,275
Acquired technology	26,700
Acquired in-process research and development	2,000
Customer base	6,000
Trade name	2,900
Non competition agreements	800
Goodwill	78,400
Accounts payable and accrued expenses	(11,918)
Accrued restructuring	(238)
Deferred revenue	(1,835)
Other long-term liabilities	(3,545)

Net assets acquired	$123,539

The acquired in-process research and development of $2,000,000 arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. This acquired in-process research and development was written-off during the fourth quarter of 2005. Four in-process research and development projects were identified, ranging in completeness from 20% to 40%. Two of these projects are significant enhancements to existing projects; one was completed as of December 31, 2006 and the other is expected to be completed in 2007 and represent 50% of the in-process research and development. The other two projects are new modules to existing products; one was completed as of December 31, 2006 and the other is expected to be completed in 2007. These represent the other 50% of the in-process research and development. The total estimated cost to complete the remaining two projects at December 31, 2006 is approximately $621,000.

Goodwill and identified specific intangibles recorded in this transaction are not deductible for Federal tax purposes. Included in the above purchase price allocation is $2,524,000 of net deferred tax assets.

Scala Italy

On April 5, 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy), a privately held company located in Italy, for approximately $1,497,000 (including transaction costs of $226,000), of which approximately $1,033,000 was paid at closing, $130,000 paid in July 2005 and $108,000 was paid in April 2006. The final payment, which was earned as of December 31, 2005, represents the amount due on a contingent earn-out against maintenance and support revenues generated by Scala Italy’s customer base.

Scala Romania

On March 31, 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania), a privately held company located in Romania, for approximately $2,018,000 (including transaction costs of $67,000), of which approximately $67,000 was paid at closing and $1,561,000 was paid May 31, 2005. The final payment represented a contingent earn-out against maintenance and support revenues generated by Scala Romania’s customer base. The contingent earn-out was finalized on December 31, 2005 for $390,000 and was paid on March 1, 2006.

Strongline

On December 14, 2004, the Company acquired all of the outstanding stock of Strongline A/S (Strongline), a privately held company located in Denmark, for approximately $5,469,000 in cash (including transaction costs of $104,000); $3,074,000 was paid on December 14, 2004, $500,000 was paid on December 23, 2005 and $500,000 was paid in January 2007. The final purchase price was subject to a working capital adjustment based on the difference of the target working capital of Strongline, as specified in the Share Purchase Agreement, and the actual working capital as of the acquisition date. In June 2005, the working capital adjustment was finalized for $1,395,000 and was paid in July 2005.

Scala

On June 18, 2004, the Company acquired 22,570,851 ordinary shares of Scala Business Solutions N.V. (Scala), a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala (the Exchange Offer). On July 8, 2004, the Company acquired 1,096,048 shares of Scala during a subsequent offering period. The shareholders of Scala received 0.1795 newly issued shares of the Company common stock and a cash payment of $1.8230 for each Scala ordinary share validly tendered during the initial and subsequent offering period. On July 12, 2004, the Company purchased 27,452 additional Scala shares on Euronext for a price of $83,500. As described below, on August 9, 2005, the Company deposited the funds to “buy-out” the remaining 461,074 Scala shares not owned by the Company. Therefore, as of August 9, 2005, the Company became the legal owner of all outstanding Scala shares.

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

The total purchase price of Scala, reflecting the 22,570,851 shares tendered during the initial offering period, the 1,096,048 shares tendered during the subsequent offering period and the 27,452 shares purchased on Euronext, and the buy-out of the remaining 461,074 shares, was $95,750,000. The value of the Company’s common shares issued was $10.83 per share and is based on the average closing price for three days before, the day of, and three days after announcement of the transaction. The total purchase price, as described above, is summarized as follows (in thousands):

Value of securities issued	$46,012
Cash paid	44,899
Transaction costs	4,839

Total purchase price	$95,750

The Company used working capital and funds available under a Credit Agreement (Note 6) in order to finance the cash portion of the offer price.

The results of Scala’s operations are included in the accompanying Consolidated Statements of Operations from the June 18, 2004 acquisition date forward and include a minority interest of 1.9% through August 9, 2005, representing the amounts allocable to Scala shares that have not been tendered.

The purchase price was allocated to Scala’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of June 18, 2004 with any excess being ascribed to goodwill. The following table summarizes the allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$13,474
Accounts receivable	8,443
Property and equipment	1,406
Prepaid and other assets	6,799

Total tangible assets acquired	30,122
Acquired technology	21,650
Customer base	7,260
Trademark	5,740
Third party funded development agreement	950
Goodwill	72,281
Accounts payable and accrued expenses	(21,345)
Accrued restructuring	(5,012)
Deferred revenue	(15,896)

Net assets acquired	$95,750

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions.

Pro Forma Information

Actual results of operations of the companies acquired in 2006, 2005 and 2004 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisitions by Epicor of CRS using the purchase method as if it occurred on January 1, 2005 and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisitions, elimination of amortization and interest related to CRS debt and intangibles not assumed in the acquisition, and the write-off of in-process research and development. The pro forma impact of Scala Africa, Scala Romania and Scala Italy are not included as the impact of these acquisitions was not significant to the Company’s historical results of operations. The following pro forma information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisitions occurred at that time (in thousands, except per share data):

(Unaudited)
December 31, 2005
Total revenues	$343,022
Net income	$43,810
Net income per share:
Basic	$0.80

Diluted	$0.77

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment. In accordance with SFAS 142, the Company performed an impairment review of its recorded goodwill in 2006 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the years ended December 31, 2006 and 2005 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2004	$25,075	$16,601	$41,816	$83,492
Strongline goodwill	264	175	440	879
Scala goodwill adjustments	649	430	1,082	2,161
Scala Italy goodwill	148	98	248	494
CRS goodwill	25,376	17,322	35,503	78,201
ROI goodwill adjustments	(222)	(147)	(369)	(738)
Foreign currency translation	(11)	(8)	(19)	(38)

Balance as of December 31, 2005	51,279	34,471	78,701	164,451

CRS goodwill adjustments	65	44	90	199
Scala goodwill adjustments	(638)	(423)	(1,064)	(2,125)
Scala Africa goodwill	108	92	585	785
Foreign currency translation	15	10	25	50

Balance as of December 31, 2006	$50,829	$34,194	$78,337	$163,360

The 2006 change in CRS goodwill is comprised of $1,762,000 as a result of changes in the original fair value estimates for inventory and deferred revenue and $293,000 as a result of additional legal and accounting costs incurred related to the acquisition. Goodwill was further increased by $238,000 due to a restructuring reserve. Goodwill was reduced during 2006 by $2,094,000 related to additional net operating loss carryforwards identified in connection with the filing of CRS tax returns, tax effect of changes in the original fair value estimates for inventory and deferred revenue, and other tax related items. The change in Scala goodwill is primarily due to the release of restructuring accrual for severance and facilities charges that will not be incurred, and a decrease in the deferred tax asset valuation allowance.

For 2005, the change in Strongline goodwill is the result of the Company recording a working capital adjustment and management completing its analysis during the year of 2005 of the fair value of the assets acquired and the liabilities assumed. The additional Scala goodwill is the result of additional transaction costs incurred during 2005, the buy-out of the remaining outstanding shares and a liability for pre-acquisition tax contingencies. The reduction of ROI goodwill is related to the release of the deferred tax asset valuation allowance and is in accordance with SFAS No. 109.

The Company added the following intangible asset as a result of the Scala Africa acquisition completed during 2006. The additional change in intangibles is due to foreign currency translation (in thousands):

	Scala Africa	Foreign Currency Translation	Total Change	Weighted Average Amortization Period
Customer base	$690	$139	$829	5 years

The intangibles will be amortized on a straight-line basis over the estimated economic life of the assets. As of December 31, 2006, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Acquired technology	$77,401	$42,689	$34,712	$77,401	$31,095	$46,306	5 years
Customer base	30,315	14,657	15,658	29,486	11,608	17,878	7 years
Trademark	10,290	4,647	5,643	10,290	2,589	7,701	5 years
Third party funded development agreement	950	950	—	950	583	367	3 years
Covenant not to compete	2,115	1,919	196	2,115	828	1,287	1-2 years

Total	$121,071	$64,862	$56,209	$120,242	$46,703	$73,539

Amortization expense of the Company’s intangible assets included in cost of license revenues for the years ended December 31, 2006, 2005 and 2004 was $17,007,000, $11,759,000 and $7,327,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the years ended December 31, 2006, 2005 and 2004 was $1,094,000, $581,000 and $171,000, respectively. Estimated amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter is approximately $16,927,000, $15,660,000, $11,703,000, $8,553,000, $2,277,000 and $1,089,000, respectively.

Note 5. Restructuring Charges

The following table summarizes the activity in the Company’s reserves associated with its restructuring activities (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing and consolidation	Asset impairments	Total restructuring costs
Balance at December 31, 2003	$270	$3,076	$126	$3,472

2004 restructuring charges	437	1,945	—	2,382
Scala acquisition	4,897	1,351	—	6,248
Write-off of impaired assets	—	—	(126)	(126)
Cash payments	(3,905)	(2,322)	—	(6,227)

Balance at December 31, 2004	1,699	4,050	—	5,749
2005 restructuring charges	359	—	—	359
Cash payments	(929)	(907)	—	(1,836)

Balance at December 31, 2005	1,129	3,143	—	4,272
CRS acquisition	145	93	—	238
Scala adjustments	(512)	(1,218)	—	(1,730)
Cash payments	(486)	(623)	—	(1,109)

Balance at December 31, 2006	276	1,395	—	1,671
Less: current portion	(276)	(519)	—	(795)

Long-term accrued restructuring	$—	$876	$—	$876

2005 CRS Acquisition

In connection with the Company’s acquisition of CRS Retail Technology Group on December 6, 2005, the Company formulated a restructuring plan to close one of the CRS facilities. In connection with this, the Company recorded a liability of $238,000 for the restructuring costs associated with the CRS reduction in workforce and the closure of a CRS facility. This liability included $145,000 for separation costs for terminated employees and $93,000 for the closing of the CRS facility. In conjunction with this restructuring, ten CRS employees, or 3% of the CRS workforce, will be terminated from all functional areas. As of December 31, 2006, five of these terminations have been made. Lease payments on the CRS facility that was vacated will continue to be made until the respective noncancelable terms of the lease expire in 2008. As of December 31, 2006, the remaining balance is $143,000 and represents $93,000 of facility charges and $50,000 for severance.

2005 Restructuring Charges

For the year ended December 31, 2005, the Company recorded restructuring charges of $359,000. This charge represents severance costs related to the fourth quarter 2005 reorganization. In connection with these restructuring activities, the Company terminated 14 employees, or less than 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations have been completed, and as of December 31, 2006, the balance related to this restructuring is zero.

2004 Restructuring Charges

For the year ended December 31, 2004, the Company recorded restructuring charges of $2,382,000. This charge represents $437,000 of separation costs related to the first quarter 2004 reorganization of one of the Company’s product lines and the movement of certain development efforts to Mexico as part of an overall cost reduction program. In connection with these restructuring activities, the Company terminated 35 employees, or 4% of the Company’s workforce at that time, from all functional areas of the Company. As of December 31, 2006, all of these terminations had been completed. The remaining charge includes (i) $504,000 for an addition to a previously recorded loss on one of the Company’s domestic facilities due to the renegotiation of a sublease agreement with one of the Company’s current subtenants, (ii) $98,000 for a loss recorded on one of the Company’s international facilities due to the determination that sublease income on this facility would not be realized according to the original estimate due to current economic conditions in this region, (iii) $684,000 for a loss recorded on another of the Company’s international facilities due to the unanticipated loss of its sublease income and (iv) $659,000 for a loss recorded on one of the Company’s domestic facilities as a result of a new sublease agreement entered into in 2004. At December 31, 2006, the remaining balance is $954,000 and represents facility charges. Lease payments on buildings vacated or downsized will continue to be made until the respective noncancelable terms of the lease expire in 2009.

2004 Scala Acquisition

In connection with the Company’s acquisition of Scala on June 18, 2004, the Company formulated a restructuring plan for the Scala operations. In connection with this, the Company recorded a liability of $6,248,000 for the restructuring costs associated with the Scala reduction in workforce and the closure of certain Scala offices. This liability included $4,897,000 for separation costs for terminated employees and $1,351,000 for the closing of certain of Scala’s facilities and tax audits. In conjunction with the acquisition, 120 Scala employees, or 21% of the Scala workforce, were terminated from all functional areas. As of December 31, 2006, all of these terminations have been completed. In December 2006, the Company reversed the reserve against goodwill related to facilities where leases were either surrendered with no further obligation or subleased for the remainder of the lease. In addition, severance reserves were reversed against goodwill as a result of the settlement of estimated obligations. As of December 31, 2006, the balance related to outstanding severance obligations is $226,000 for payments to terminated employees which are in accordance with their severance agreements.

2002 Restructuring Charges

In 2002, the Company underwent a restructuring of its operations in an effort to reduce its cost structure through a reduction in workforce and the consolidation of certain of its facilities.

For facility costs included in the restructuring charge, the associated subleased and unoccupied space is physically separate from the utilized space of the facility. The balance at December 31, 2006 is $348,000. Although the consolidation efforts were substantially completed as of the end of 2002, lease payments on the buildings that were vacated or downsized will continue to be made until the respective noncancelable terms of the leases expire in 2009.

Note 6. Revolving Credit Facility and Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Term loan	$99,250	$124,438
Other	125	301

	99,375	124,739
Less current portion	(1,102)	(100)

Total long-term debt	$98,273	$124,639

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

The Company used funds generated from operations to make discretionary principal payments against the revolver in the amounts $5.0 million in April 2006, $6.7 million in July 2006, and $10.3 million in October 2006, and mandatory principal payments of $250,000 against the term loan in June, September and December 2006. As a result of these payments, the outstanding balance under the 2006 credit line was $99.3 million as of December 31, 2006, all of which was attributable to the term loan facility.

Interest and minimum principal installments of $250,000 are payable quarterly during the term of the term loan facility and any unpaid principal balance is due on March 30, 2012. Interest payments on the revolving loan are payable quarterly during the term of the revolving loan and any principal balance is due on March 30, 2009. The Company can reduce the outstanding principal under the revolving loan in whole or in part at its election without any prepayment penalties and under the term loan facility in whole or in part without any prepayment penalties after the first anniversary of the closing date of the facility. Voluntary prepayments made prior to the first anniversary of the term loan facility are subject to penalty equal to 1.0% of the amount prepaid. In certain circumstances, proceeds generated from asset sales and/or debt or securities issuances must be used to prepay the principal balance under the term loan facility. Interest under this facility is based on various possible rates at prime rate or LIBOR plus an applicable margin based on the Company’s leverage ratio, at the Company’s option; provided that the initial borrowing for each of the revolving loan and term loan must be based on the prime rate plus applicable margin for a 3- and 14-day period, respectively, following closing.

To secure the obligations under the 2006 credit facility, the Company entered into a general security agreement to pledge a first priority security interest in and to its assets, and a security and pledge agreement to grant a first priority security interest in and to the capital stock of certain of the Company’s subsidiaries. The Company’s obligations under the 2006 credit facility are also secured by an irrevocable and unconditional guaranty by CRS Retail Systems, Inc., a Company subsidiary (CRS). To secure its obligations under the guarantee, CRS also entered into a general security agreement to pledge a first priority security interest in and to its assets. Each of the aforementioned agreements continue in force so long as the Company’s underlying obligations under the 2006 facility remain outstanding.

Under the 2006 credit facility the Company is required to comply with various financial covenants. The significant financial covenants include:

•	Achieving minimum earnings before interest, taxes, depreciation and amortization (EBITDA);

•	Achieving minimum funded debt to EBITDA ratios;

•	Achieving minimum fixed charge coverage ratios and

•	Maintaining minimum cash balances through maturity.

Additional material covenants under this facility include limitations on the Company’s indebtedness, liens on the Company’s assets, investments, dividends, and certain acquisitions and dispositions of assets by the Company and the requirement that the Company maintain ratings with Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Group. From time to time the Company may borrow in foreign currencies to hedge its currency risks around the world.

As of December 31, 2006, the Company was in compliance with all covenants included in the terms of the 2006 credit facility. The weighted average interest rate applicable to the term loan was 7.83% at December 31, 2006. There was no principal outstanding under the revolver at December 31, 2006.

In March 2005, the Company syndicated a two year $50 million senior revolving credit facility with several financial institutions (the 2005 credit facility). This facility included an “accordion” feature that allowed the Company to increase the line of credit up to $125 million under certain conditions. At the time of the closing of this facility, the Company had $25 million in outstanding borrowings. The proceeds from this facility were used to pay off the balance under the prior credit facility, which was terminated at the Company’s election in March 2005. The Company used funds generated from operations to make discretionary $5 million principal payments towards the 2005 credit facility in April, July and October 2005. In November 2005, the Company exercised the “accordion” feature to increase the commitment to $125 million and the Company borrowed $115 million available under the facility to acquire CRS. In January 2006, the Company used funds generated from operations to make a discretionary principal payment of $5 million reducing the outstanding balance of the 2005 credit facility to $119 million.

Note 7. Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019. The Company also leases certain equipment in which the agreement contains a bargain purchase option until 2007. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease obligation.

The following is a schedule of future minimum lease payments under capital leases, operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2007	$132	$13,242	$2,689	$10,685
2008	—	12,385	2,719	9,666
2009	—	9,772	1,837	7,935
2010	—	6,642	—	6,642
2011	—	5,126	—	5,126
Thereafter	—	11,546	—	11,546

Total	132	58,713	7,245	51,600

Less amount representing interest	3	—	—	3

	$129	$58,713	$7,245	$51,597

Rental expense under operating leases, net of sublease income, was $11,477,000 for 2006, $8,725,000 for 2005 and $6,878,000 for 2004.

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 18 months base salary and bonus in the event the Company terminates the executive without cause, including as a result of a change of control of the Company. The agreements also call for such payments, as well as the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

Litigation

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license and consulting agreements with its customers, under which the Company may be required to indemnify such customers for intellectual property infringement claims and other claims arising from the Company’s provision of services to such customers.

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Specifically with respect to past divestiture agreements, the Company has been subject to capped indemnification provisions for claims by the acquirer of a nature specified in such agreements. These indemnity caps have ranged from $1.0 million to $3.5 million, but all such capped indemnity provisions have expired.

Note 8. Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$661	$888	$361
State	1,190	369	66
Foreign	2,022	1,119	909

Total	3,873	2,376	1,336

Deferred:
Federal	9,725	8,534	7,531
State	769	1,317	4,841
Foreign	1,319	(128)	2,709
Valuation Allowance	(897)	(30,288)	(15,081)

Total	10,916	(20,565)	—

Total	$14,789	$(18,189)	$1,336

The income (loss) before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S.	$27,686	$18,346	$17,818
Foreign	10,921	15,588	7,658

Total	$38,607	$33,934	$25,476

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision (benefit) computed at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(1.0%)	(15.1%)	(11.0%)
State and local taxes, net of Federal benefit	3.3%	(3.4%)	—
Write-off of In-Process R&D	—	2.1%	—
Current year R&D credit	—	—	(1.0%)
Excess officers compensation	1.6%	2.9%	4.0%
Other	1.7%	4.0%	4.0%
Valuation allowance	(2.3%)	(79.1%)	(25.8%)

Total	38.3%	(53.6%)	5.2%

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$73,077	$86,700
Accrued expenses	4,432	7,489
Deferred revenue	1,045	2,039
Allowance for doubtful accounts	1,209	1,491
Research credit carryforward	2,054	1,988
Other credit carryforwards	2,179	1,462
Accrued restructuring costs	416	1,143
Depreciation	2,449	2,304
Stock-based compensation	2,399	—
State taxes	(325)	(1,425)
Purchased intangibles	(16,632)	(20,343)
Valuation allowance	(36,568)	(40,837)

Total	$35,735	$42,011

As previously disclosed, in 2005 the Company released the valuation allowance related to substantially all U.S. federal and state deferred tax assets and certain foreign deferred tax assets. With respect to the remaining deferred tax assets for the years ended December 31, 2005 and 2006, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to determine that realization of such deferred tax assets is more likely than not to occur.

Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the unamortized balance of other identifiable intangible assets recorded at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. The valuation allowance related to Scala’s pre-acquisition deferred tax assets is approximately $6.9 million at December 31, 2006. Such amount will be credited to goodwill if or when the valuation allowance reverses.

The deferred tax provision includes a $1.6 million tax benefit from stock compensation recorded to additional paid in capital and a $.9 million tax benefit from utilization of acquired net operating losses with a corresponding valuation allowance recorded to goodwill and approximately $2.3 million recorded through purchase accounting.

The Company has U.S. federal, state and foreign net operating loss carryforwards as of December 31, 2006, of approximately $101.3 million, $35.3 million and $128.9 million, respectively. The federal and state losses expire in the years 2007 through 2022. Approximately $34.4 million of the U.S. federal NOL is subject to annual limitations on utilization equal to approximately $12.1 million pursuant to section 382 of the Internal Revenue Code. The foreign losses generally have no expiration date. In addition, the Company has approximately $2.0 million of federal and state research and development credit carryforwards that expire in the years 2007 through 2025.

U.S. deferred income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries at December 31, 2006. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23 and will not be remitted to the U.S.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

Note 9. Stock-Based Compensation

General

The Company’s share based awards are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align employee and stockholder interests. The Company believes its share based awards are critical to its operation and productivity. The employee share based award plans allow the Company to grant, on a discretionary basis, incentive stock options, non-qualified stock options and restricted stock.

Employee Stock Option Plans

Historically, the Company has granted stock options to its employees, including executive officers, from its various plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. Due to the adoption of SFAS 123-R, the Company has elected to no longer grant stock options.

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

The Company adopted SFAS 123-R during the first quarter of 2006. Prior to that, the Company followed the disclosure-only provisions of SFAS No. 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounted for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of revenues	$1,430	$4	$79
Sales and marketing	2,852	4	63
Software development	830	1	9
General and administrative	4,339	2,616	2,466

Total stock-based compensation expense	$9,451	$2,625	$2,617

Net cash proceeds from the exercise of stock options were $2,245,000, $2,299,000 and $2,393,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with SFAS 123-R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the year ended December 31, 2006, net cash provided by operating activities decreased by and financing activities increased by $1,784,000 related to excess tax benefits from exercise of stock-based awards. The Company is making a one-time accounting policy election to adopt the short-cut method of FASB Staff Position (FSP) FAS 123-R-3 for calculating the pool of windfall tax benefits.

Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123-R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123-R the Company changed its methodology to include an estimate of forfeitures.

The following table sets forth share-based compensation related to stock options, employee stock purchase plan and restricted stock (in thousands):

	Year Ended December 31,
	2006	2005	2004
Stock options and employee stock purchase plan	$2,493	$—	$—
Restricted stock	6,958	2,625	2,617

Total	$9,451	$2,625	$2,617

Tax benefit related to stock-based compensation	$2,763	$—	$—

No share-based compensation was capitalized for the three years ended December 31, 2006, 2005 and 2004.

For the years ended December 31, 2005 and 2004, the Company complied with APB No. 25 in accounting for stock options issued to employees and the employee stock purchase plan. Stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for options issued to employees and stock issued under the stock purchase plan. In accordance with the modified prospective method of transition to SFAS 123-R, prior periods were not restated to reflect the impact of adopting the new standard. Had compensation cost for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS No. 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income as reported	$52,035	$23,969
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,600	2,604
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,431)	(5,503)

Net income – pro forma	$46,204	$21,070

Net income per share as reported:
Basic	$0.95	$0.47
Diluted	$0.92	$0.45
Net income per share – pro forma:
Basic	$0.85	$0.42
Diluted	$0.82	$0.39

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

As a result of adopting SFAS 123-R, the Company’s income before income taxes and net income for the year ended December 31, 2006 is lower by $2.5 million and $1.7 million, respectively, than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the year ended December 31, 2006 is $0.03 lower than if the Company had continued to account for stock-based compensation under APB 25.

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows. As there were no options granted for the year ended December 31, 2006, no data is provided for stock option plans with respect to the weighted average assumptions used to value the option grants and the stock purchase plan rights.

	Year Ended December 31,
	2005		2004
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan
Expected life (years)	4.0	0.5	4.4	0.5
Risk-free interest rate	3.8%	3.5%	3.2%	2.5%
Volatility	0.7	0.4	0.6	0.6
Dividend rate	0.0%	0.0%	0.0%	0.0%

The Company has a total of eleven stock option plans and has available a total of 824,451 shares of its common stock for issuances pursuant to incentive and non-qualified stock option plans and stock purchase rights that may be granted to officers, key employees and directors of the Company as of December 31, 2006. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant.

A summary of the shares reserved for grant, options outstanding and options available for grant under each plan is as follows:

Name	Originally Authorized	Options Outstanding	Granted Restricted Shares	Options Available For Grant
Nonqualified Stock Option and Restricted Stock Purchase Plan—1990	1,650,000	6,000	—	—
1993 Nonqualified Stock Option Plan	1,275,000	120,690	—	—
1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan	2,200,000	85,500	—	—
1996 Nonqualified Stock Option Plan	500,000	114,675	—	—
1997 Nonqualified Stock Option Plan	500,000	60,974	—	—
1998 Nonqualified Stock Option Plan	3,000,000	272,535	—	—
1999 Nonqualified Stock Option Plan	6,000,000	1,775,001	240,222	71,201
2005 Stock Incentive Plan	3,000,000	—	2,246,750	753,250
2003 CFO Option Plan	250,000	159,800	—	—
1999 Merger Transition Nonstatutory Stock Option Plan	900,000	37,600	—	—
1995 Equity Incentive Plan (DataWorks)	2,937,800	10,719	—	—

Totals	22,212,800	2,643,494	2,486,972	824,451

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of December 31, 2006, 711,811 shares have been issued under this plan.

On March 18, 2003, the compensation committee of the board of directors granted to the Company’s CEO the right to receive 3,000,000 shares of restricted stock for a purchase price equal to the par value of such stock. The first grant was effective immediately and consisted of 1,000,000 shares. The second grant of 2,000,000 was conditioned upon stockholder approval of an increase in the number of shares reserved under the Company’s 1999 Nonstatutory Stock Option Plan. Such stockholder approval was obtained on May 20, 2003. Based on the market value of the Company’s stock on the grant date for the 1,000,000 share grant and the market value of the Company’s stock on the stockholder approval date for the 2,000,000 share grant, the Company recorded stock compensation expense of $2,364,000 and $2,364,000 for the years ended December 31, 2005 and 2004, respectively. The restricted stock was fully vested as of December 31, 2005, and there is no future compensation expense related to these shares.

In July 2005, the Company granted to certain officers the right to receive 140,000 restricted shares for a purchase price equal to the par value of such stock. In October 2005, the Company granted to certain officers the right to receive 61,200 restricted shares for a purchase price equal to the par value of such stock. During 2006 the Company granted to various members of management and Board of Directors the right to receive 218,333 restricted shares for a purchase price equal to the par value of such stock. These restricted shares generally vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years.

During 2006, the Company granted 2,131,750 shares of performance-based restricted stock for a purchase price equal to the par value of such stock. The shares are subject to a vesting schedule and were granted to various members of management. The recipients will vest in the restricted stock, or a portion thereof, in three equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of three performance years. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA will be forfeited and automatically transferred to and reacquired by the Company.

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

At December 31, 2006, there was approximately $3,209,000 of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. The Company has recorded stock compensation expense related to these grants of $5,900,000 for the year ended December 31, 2006, based on the Company’s achievement of its revenue and adjusted EBITDA targets. The Company anticipates it will recognize compensation expense related to the 2007 and 2008 performance-based restricted in an amount greater than 2006 due to additional participants. This cost is expected to be recognized over a weighted-average period of approximately two years.

The fair value of restricted stock that vested during the year ended December 31, 2006 was $857,000. The following table is a rollforward of restricted stock activity for the year ended December 31, 2006:

	Year Ended December 31,
	2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock, beginning of period	201,200	$13.22	—	$—
Granted	2,350,083	11.52	201,200	13.22
Vested	(64,311)	13.06	—	—
Forfeited	—	—	—	—

Restricted stock, end of period	2,486,972	$11.62	$201,200	$13.22

On February 15, 2007, the Company’s reacquisition rights lapsed on 493,512 shares related to the performance-based restricted stock plan. These shares are included in restricted stock at the end of the period in the above table. The lapse occurred following the Company’s determination of its achievement of 2006 performance year targets. As discussed above, the compensation expense related to these shares is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

The following is a summary of activity under the stock option plans:

	Year Ended December 31,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,462,981	$7.14	4,127,333	$6.68	3,443,614	$3.26
Granted	—	—	155,500	12.40	1,535,000	12.98
Exercised	(632,104)	3.55	(570,585)	4.03	(611,213)	3.91
Expired or canceled	(187,383)	12.73	(249,267)	9.88	(240,068)	4.95

Outstanding, end of period	2,643,494	$7.64	3,462,981	$7.16	4,127,333	$6.68

Options exercisable	2,149,403	$7.28	2,262,492	$6.68	1,406,015	$3.25

For the options granted during the years ended December 31, 2005 and 2004, the weighted average fair value on the date of grant was $4.86 and $6.46, per option, respectively. No options were granted during the year ended December 31, 2006. As of December 31, 2006, the options exercisable weighted average remaining contractual term and aggregate intrinsic value of options exercisable was 6.1 years and $14,038,000, respectively. As of December 31, 2006, options vested and expected to vest of 2,622,000, had a weighted average remaining contractual term and aggregate intrinsic value of 6.3 years and $16,090,000, respectively.

The aggregate intrinsic value above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $5,494,000, $6,078,000 and $8,968,000, respectively. The fair value of options that vested during the years ended December 31, 2006, 2005 and 2004 were $7,676,000, $17,048,000 and $9,267,000, respectively.

Stock Option Exchange Program

In January 2001, the Company offered to current employees that held stock options the opportunity to exchange all of their outstanding stock options for restricted shares of the Company’s common stock, at a price equal to the par value of such common stock. All employees who accepted the offer received one share of restricted stock for every two options exchanged. The restricted stock vested over a period of two to four years, depending upon whether the exchanged options were vested or unvested at the time of the exchange. Employees who elected to exchange their options were ineligible for stock option grants for a period of six months and one day following the exchange date of January 26, 2001. As of December 31, 2005, all shares had vested. For the years ended December 31, 2005 and 2004, the Company recorded compensation expense of $15,000 and $254,000, respectively, related to this restricted stock.

Future Stock-Based Compensation

At December 31, 2006, the unvested stock options cost is expected to be recognized over a weighted-average period of approximately one year. The unvested restricted stock cost is expected to be recognized over a weighted-average period of approximately two years. Estimated future stock-based compensation expense to be charged to operations for 2007, 2008, 2009, 2010 and 2011 is as follows (in thousands):

Years Ending December 31,	Restricted Stock Compensation Expense	Stock Option Compensation Expense	Total
2007	$9,693	$1,988	$11,681
2008	9,597	415	10,012
2009	1,034	24	1,058
2010	241	—	241
2011	7	—	7

Total estimated future stock-based compensation expense	$20,572	$2,427	$22,999

The above includes estimated stock-based compensation expense to be charged to expense as a result of the Company’s adoption of SFAS 123-R, which requires expense recognition for the fair value of all share-based payments to employees effective for annual periods beginning after June 15, 2005. All restricted shares issued in the stock option exchange program fully vested as of January 26, 2005, and all compensation expense related to these shares had been recorded as of December 31, 2005. On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that have exercise prices per share of $14.31 or higher. Options to purchase approximately 475,000 shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms.

Note 10. Shareholder Rights Plan

On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan) that is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 20% of the Company’s then outstanding common stock or commences a tender offer for at least 20% of the Company’s then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company’s consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 20% or more of the outstanding shares of the Company’s common stock, or if the Company is not the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends.

Note 11. Preferred Stock

Series C

On May 26, 1995, the Company issued 231,598 shares of newly created Series C Preferred Stock. The preferred shares were issued at a price of $78.70 per share. Such Series C preferred stock was convertible into common shares of the Company on a ten-for-one basis at any time at the option of the holders. These shares have been fully converted as of December 31, 2005, with the final conversion of the remaining 61,735 shares completed on November 12, 2004. These shares were converted on a ten-for-one basis to 617,350 shares of common stock.

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

Note 12. Treasury Stock

The shares held in treasury were acquired by the Company as a result of the vesting of restricted stock, pursuant to the stock option exchange program executed in January 2001, and the issuance of restricted shares to the Company’s CEO and management. The Company repurchases a portion of the vested shares as consideration for the Company’s payment of the required withholding taxes. As of December 31, 2006, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued in connection with the stock option exchange program and the issuance of restricted stock, the following treasury stock acquisitions were made during the years ended December 31, 2006 and 2005:

Quarter Ending	Shares acquired	Value of Shares
March 31, 2005	114,366	$1,494,000
June 30, 2005	114,366	$1,509,000
September 30, 2005	114,367	$1,487,000
December 31, 2005	114,367	$1,617,000
March 31, 2006	—	—
June 30, 2006	—	—
September 30, 2006	12,513	$130,000
December 31, 2006	6,116	$86,000

Note 13. Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $1,344,000, $979,000 and $993,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At December 31, 2006 and 2005, the Company had $1.2 million and $0.5 million, respectively, of deferred compensation included in accrued expenses in the accompanying consolidated balance sheet. Such amounts are unsecured obligations of the Company.

Note 14. Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of revenues and gross profit.

Operating segment data for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Other	Total
Year Ended December 31, 2006:
Revenues	$99,530	$107,520	$150,010	$27,036	$384,096
Cost of revenues	36,302	88,043	34,186	23,937	182,468

Gross Profit	$63,228	$19,477	$115,824	$3,099	$201,628

Year Ended December 31, 2005:
Revenues	$77,052	$73,666	$134,544	$4,151	$289,413
Cost of revenues	27,307	58,640	28,212	2,046	116,205

Gross Profit	$49,745	$15,026	$106,332	$2,105	$173,208

Year Ended December 31, 2004:
Revenues	$59,037	$56,891	$105,455	$3,483	$224,866
Cost of revenues	18,547	41,580	25,114	2,108	87,349

Gross Profit	$40,490	$15,311	$80,341	$1,375	$137,517

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	United States	Europe	Australia and New Zealand	Asia	Other	Consolidated
Year Ended December 31, 2006:
Revenues	$242,907	$93,950	$10,451	$19,595	$17,193	$384,096
Identifiable assets	250,664	159,256	5,753	17,959	8,258	441,890

Year Ended December 31, 2005:
Revenues	$156,919	$90,639	$9,197	$18,062	$14,596	$289,413
Identifiable assets	257,776	150,841	3,421	11,368	5,545	428,951

Year Ended December 31, 2004:
Revenues	$132,425	$60,940	$6,933	$11,060	$13,508	$224,866
Identifiable assets	71,616	155,431	7,823	13,274	7,605	255,749

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract. No single customer accounts for greater than 10% of revenues.

Note 15. Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in 2006 and 2005. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2006 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$104,365	$95,710	$99,542	$84,479
Gross profit	$55,839	$50,058	$51,259	$44,472
Operating income	$12,861	$10,361	$12,913	$8,898
Net income	$6,748	$5,424	$7,085	$4,561
Earnings per share – diluted	$0.12	$0.10	$0.12	$0.08
Shares outstanding – diluted	57,607	57,003	56,950	56,639

	Year 2005 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$81,658	$69,948	$71,023	$66,784
Gross profit	$49,191	$41,958	$42,772	$39,287
Operating income	$7,956	$9,526	$10,983	$6,640
Net income	$7,944	$8,800	$29,554	$5,737
Earnings per share – diluted	$0.14	$0.16	$0.52	$0.10
Shares outstanding – diluted	56,573	56,500	56,592	56,614

Significant to the quarterly results of operations for the year ended December 31, 2005 are restructuring charges of $359,000, a non cash income tax benefit of $18,189,000 and the results of operations related to the CRS acquisition from December 6, 2005.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Epicor’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in it report entitled Internal Control – Integrated Framework.

Based on its assessment using those criteria, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by McGladrey and Pullen, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(c) Changes in Internal Control

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Epicor Software Corporation

Irvine, California

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Epicor Software Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epicor Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Epicor Software Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Epicor Software Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Epicor Software Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Epicor Software Corporation and subsidiaries and our report dated March 11, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Irvine, California
March 11, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors – Nominees,” “Proposal One: Election of Directors – Other Executive Officers,” “Executive Compensation and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meetings and Committees – Code of Ethics,” “Proposal One: Election of Directors—Identification and Evaluation of Nominees for Directors” and the first paragraph under the section entitled “Board of Directors Meetings and Committees – Audit Committee.”

Item 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders entitled “Board of Directors Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” from the section entitled “Executive Compensation and Other Matters,” except for the portion of such section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and from the section entitled “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required here under is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2006, concerning shares of common stock authorized for issuance under the Company's existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies, which originally granted those options. Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2006, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,877,220	$9.41	1,362,640	(3)
Equity compensation plans not approved by shareholders (2)	766,274	$3.74	—	(5)

Total	2,643,494	$7.64	1,362,640

(1)	Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan), 2002 Employee Stock Purchase Plan (the Purchase Plan) and 2005 Stock Incentive Plan (the 2005 Plan).

(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan, 1999 Merger Transition Nonstatutory Stock Option Plan and the 2003 CFO Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).
(3)	This number includes 538,189 shares of common stock reserved for issuance under the Purchase Plan, 0 shares available for issuance under the 1994 Plan, and 71,201 shares available for issuance under the 1999 Plan. It does not include shares under the 1990 Plan. No new options can be granted under the 1990 Plan.
(4)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers with and acquisitions of the companies that originally established those plans. As of December 31, 2006, a total of 10,719 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.50 per share. No additional options may be granted under those assumed plans.
(5)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company's 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 120,690 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan per note 5 above.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 114,675 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan per note 5 above.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 60,974 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan per note 5 above.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 272,535 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan per note 5 above.

1999 Merger Transition Nonstatutory Stock Option Plan

In February 1999, the Board of Directors approved the 1999 Merger Transition Nonqualified Stock Option Plan (the Transition Plan). The Transition Plan provides for the grant of nonqualified stock options to officers, employees, directors and consultants at the fair market value of our common stock as of the date of grant. However, option grants to individuals at the level of vice-president or higher are limited to former DataWorks employees as an essential inducement to their entering into an employment agreement with us. The plan administrator determines, on a grant-by-grant basis, when options granted under the Transition Plan may be exercised. The Transition Plan provides that vested options may generally be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. The Transition Plan generally permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness or consideration received by us under a “cashless exercise” program. In the event of our change in control (including our merger with or into another corporation, or our sale of substantially all of our assets), the Transition Plan provides that each outstanding option will fully vest and become exercisable. There are 37,600 shares of common stock reserved under the Transition Plan and no more options may be granted under the 1999 Plan per note 5 above.

2003 CFO Option Plan

On May 20, 2003, the Board of Directors approved the 2003 CFO Option Plan (the “CFO Plan”). The CFO Plan provides for the one-time option grant of 250,000 shares of common stock to the Company’s new CFO, Michael A. Piraino, as an essential inducement for his accepting the CFO position with Epicor in May 2003. The options are valued as of the date Mr. Piraino began his employment with the Company. Under the terms of the CFO Plan, 25% of the grant vests on the first anniversary date of the grant with the remaining 75% vesting quarterly over the next three year period such that the entire grant is vested in four years. The CFO Plan permits options to be exercised with cash, check, certain other shares of our common stock, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the CFO Plan provides that Mr. Piraino may exercise his option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 159,800 shares of common stock reserved under the CFO Plan and no more options may be granted under the CFO Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions” and “Proposal One: Election of Directors—Board Independence.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders entitled "Fees Billed by McGladrey & Pullen LLP and Deloitte & Touche LLP during Fiscal Years 2006 and 2005."

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 56 of this Report.

2.	Financial Statement Schedule

See Index to Consolidated Financial Statements at Item 8 on page 56 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59*	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(42)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)

10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)

10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm - McGladrey & Pullen, LLP

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(b)	Exhibits.

The exhibits required by this Item are listed under Item 15(a).

(c)	Financial Statement Schedule

The financial statement schedule required by this Item is listed under Item 15(a).

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Epicor, e by Epicor, Vantage, Avanté, Vista, Clientele and Platinum. Epicor, e by Epicor, Vantage, Avanté, Vista and Clientele are trademarks or registered trademarks of the Company. Platinum is a registered trademark of Computer Associates International, Inc. All other product names are trademarks or registered trademarks of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 9, 2007.

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

Signature	Title	Date
/s/ L. George Klaus L. George Klaus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/s/ Michael A. Piraino Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Robert H. Smith Robert H. Smith	Director	March 9, 2007

/s/ Harold D. Copperman Harold D. Copperman	Director	March 9, 2007

/s/ Michael Kelly Michael Kelly	Director	March 9, 2007

/s/ Thomas F. Kelly Thomas F. Kelly	Director	March 9, 2007