Form 10-Q
period 2007-03-31
EPICOR SOFTWARE CORP
filed 2007-05-10
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were 58,102,249 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1- Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,502	$70,178
Accounts receivable, net of allowance for doubtful accounts of $6,464 and $6,378 as of 2007 and 2006, respectively	77,085	83,965
Deferred income taxes	17,929	17,909
Inventory, net	7,336	4,885
Prepaid expenses and other current assets	8,175	7,587

Total current assets	186,027	184,524
Property and equipment, net	12,043	12,251
Deferred income taxes	21,797	19,836
Intangible assets, net	51,869	56,209
Goodwill	162,778	163,360
Other assets	6,279	5,710

Total assets	$440,793	$441,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,067	$14,298
Accrued compensation and benefits	14,862	24,236
Other accrued expenses	21,906	26,683
Current portion of long-term debt	1,098	1,102
Current portion of accrued restructuring costs	919	795
Current portion of deferred revenue	62,616	63,726

Total current liabilities	118,468	130,840

Long-term debt, less current portion	98,153	98,273
Long-term portion of accrued restructuring costs	702	876
Long-term portion of deferred revenue	1,080	1,271
Long-term deferred income taxes and other income taxes	8,152	2,010

Total long-term liabilities	108,087	102,430

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	59	59
Additional paid-in capital	355,350	350,605
Less: treasury stock at cost	(13,357)	(10,895)
Accumulated other comprehensive loss	(921)	(954)
Accumulated deficit	(126,893)	(130,195)

Total stockholders’ equity	214,238	208,620

Total liabilities and stockholders’ equity	$440,793	$441,890

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
License fees	$22,032	$19,312
Consulting	32,723	24,958
Maintenance	39,053	36,170
Hardware and other	7,521	4,039

Total revenues	101,329	84,479
Cost of revenues	47,179	35,761
Amortization of intangible assets	4,181	4,246

Total cost of revenues	51,360	40,007

Gross profit	49,969	44,472
Operating expenses:
Sales and marketing	18,629	15,001
Software development	8,680	8,332
General and administrative	15,408	12,241
Restructuring charges	221	—

Total operating expenses	42,938	35,574

Income from operations	7,031	8,898
Interest, net	(1,556)	(1,628)
Gain on sale of a non-strategic asset	1,579	—
Other income (expense), net	(1)	28

Income before income taxes	7,053	7,298
Provision for income taxes	2,620	2,737

Net income	$4,433	$4,561

Comprehensive income:
Net income	$4,433	$4,561
Unrealized foreign currency translation gain	33	21

Comprehensive income	$4,466	$4,582

Net income per share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08
Weighted average common shares outstanding:
Basic	56,642	55,601
Diluted	57,703	56,639

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$4,433	$4,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,742	5,959
Stock-based compensation expense	3,393	855
Provision for doubtful accounts	828	380
Gain on sale of a non-strategic asset	(1,579)	—
Restructuring charges	221	—
Excess tax benefits from share-based payment arrangements	(468)	(229)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	6,131	1,677
Inventory	(2,450)	(511)
Prepaid expenses and other current assets	(600)	77
Other assets	108	(33)
Deferred income taxes	2,937	—
Accounts payable	2,757	5,080
Accrued expenses	(13,184)	(16,502)
Accrued restructuring costs	(789)	(472)
Deferred revenue	(1,456)	2,338

Net cash provided by operating activities	6,024	3,180

Investing activities
Purchases of property and equipment	(1,162)	(572)
Proceeds from sale of a non-strategic asset	2,500	—
Proceeds from sale of short-term investments	—	3,271
Cash paid for acquisitions, net of cash acquired	(41)	(512)

Net cash provided by provided by investing activities	1,297	2,187
Financing activities
Proceeds from long-term debt	—	122,000
Principal payments on long-term debt	(285)	(124,527)
Debt issuance fees	(690)	(1,427)
Proceeds from exercise of stock options	478	382
Proceeds from employee stock purchase plan	399	764
Excess tax benefits from share-based payment arrangements	468	229
Purchase of treasury stock	(2,462)	—

Net cash (used in) financing activities	(2,092)	(2,579)
Effect of exchange rate changes on cash	95	(1,170)

Net increase in cash and cash equivalents	5,324	1,618
Cash and cash equivalents at beginning of period	70,178	49,768

Cash and cash equivalents at end of period	$75,502	$51,386

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

Note 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2007. Certain amounts reported in prior periods have been reclassified to conform to the 2007 presentation. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods.

Note 2. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three months ended March 31,
	2007	2006
Cost of revenues	$525	$132
Sales and marketing	1,098	253
Software development	262	86
General and administrative	1,508	384

Total stock-based compensation expense	$3,393	$855

Net cash proceeds from the exercise of stock options were $478,000 and $382,000 for the three months ended March 31, 2007 and 2006, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the three months ended March 31, 2007 and 2006, net cash provided by operating activities decreased by, and financing activities increased by, $468,000 and $229,000, respectively, related to excess tax benefits from exercise of stock-based awards. The Company made a one-time accounting policy election to adopt the short-cut method of Financial Accounting Standard Board (FASB) Staff Position (FSP) FAS 123-R-3 for calculating the pool of windfall tax benefits. The tax benefit related to stock-based compensation for the three months ended March 31, 2007 and 2006 was $1,008,000 and $323,000, respectively. No share-based compensation was capitalized for the three months ended March 31, 2007 and 2006.

During 2007, the Company granted 583,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2007 and 2008 plan years for a purchase price equal to the par value of such stock. The shares are subject to a vesting schedule and were granted to various members of management pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2007 and 2008. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

The performance conditions for each year are independent of the performance condition for the other year. Therefore, although compensation expense for all years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year.

On February 15, 2007, the Company’s reacquisition rights lapsed on 493,512 shares related to the performance-based restricted stock plan for the 2006 performance year. These shares are included in restricted stock at the end of the period. The lapse occurred following the Company’s determination of its achievement of 2006 performance year targets. The compensation expense related to these shares was included in the Consolidated Statements of Income for the year ended December 31, 2006.

The Company withheld a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of March 31, 2007, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the quarterly vesting of restricted stock grants and vesting of the performance-based restricted stock, during the quarter ended March 31, 2007 the Company acquired 177,667 shares of common stock at a value of $2,462,000.

At March 31, 2007, there was approximately $3,499,000 of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock, and $15,408,000 related to performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $2,264,000 for the three months ended March 31, 2007.

At March 31, 2007, there was approximately $2,098,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The fair value of restricted stock that vested during the three months ended March 31, 2007 and 2006 was $194,000 and $0, respectively.

No options were granted during the three months ended March 31, 2007 and 2006. There were 90,020 of options exercised during the three months ended March 31, 2007. As of March 31, 2007, there were 2,143,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.7 years, $7.45 and $14,329,000, respectively. As of March 31, 2007, there were 2,500,000 options vested and expected to vest with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.8 years, $7.67 and $16,084,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans.

The aggregate intrinsic value above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock.

Note 3. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•	AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•	Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by SAB No. 104;

•	FASB Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables;” and

•	AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

The Company enters into contractual arrangements with end-users of its products to sell software licenses, maintenance services, consulting services, either separately or various combinations thereof. For each arrangement, revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded ratably over the maintenance terms. Fair value for any related consulting services is determined by VSOE of fair value and is deferred and generally recognized as the services are performed. After any required fair value allocations to the undelivered maintenance and/or consulting services elements, the residual contractual consideration is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). VSOE of fair value for consulting services is determined by reference to the price the Company’s customers are required to pay for such services when sold separately, or when sold independent of any of the Company’s other product or service offerings.

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

License Revenues: Amounts allocated to software license revenues sold directly by the Company are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

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

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services based on sold separately data. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.

If in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company applies the provisions of SOP No. 81-1, otherwise SOP No. 97-2 applies.

The Company has recorded unbilled consulting revenues totaling $4,094,000 and $2,955,000 at March 31, 2007 and December 31, 2006, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Software License Indemnification: The Company’s standard software license agreements contain an infringement indemnity clause under which we agree to defend, indemnify and hold harmless our customers and business partners against liability and damages arising from third party claims that the Company’s products violate or infringe the intellectual property rights of others. These clauses constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions, of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company has never lost a third party infringement claim, and, to date, the Company’s costs to defend such claims and/or lawsuits have been insignificant. Although it is possible that in the future third parties may claim that the Company’s current or future software solutions infringe upon their intellectual property, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated.

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

For the three months ended March 31, 2007 and 2006, options to purchase 536,000 and 889,000 shares of common stock, respectively, with weighted average prices of $14.42 and $12.01, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income applicable to common stockholders	$4,433	$4,561

Basic:
Weighted average common shares outstanding	59,179	55,801
Weighted average common shares of unvested restricted stock	(2,537)	(200)

Shares used in the computation of basic net income per share	56,642	55,601

Net income per share applicable to common stockholders – basic	$0.08	$0.08

Diluted:
Shares used in the computation of basic net income per share	56,642	55,601
Stock options and employee stock purchase plan (ESPP) shares	757	859
Unvested restricted stock	304	179

Shares used in the computation of diluted net income per share	57,703	56,639

Net income per share applicable to common stockholders – diluted	$0.08	$0.08

Note 5. Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007.

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2006 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the three months ended March 31, 2007 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2006	$50,829	$34,194	$78,337	$163,360
Adjustments to goodwill	49	(750)	119	(582)

Balance as of March 31, 2007	$50,878	$33,444	$78,456	$162,778

Goodwill was reduced during the three months ended March 31, 2007 due to the write off of $786,000 of goodwill in the consulting segment related to the sale of a non-strategic asset (see Note 5). Goodwill increased by $92,000 due to additional transaction costs and fair value assessments for the Scala Africa acquisition in October 2006. In addition, goodwill increased by $112,000 due to the Company adopting FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), (see Note 9).

The Company reduced net customer base intangible assets by $113,000 as a result of the sale of a non-strategic asset completed during 2007 (see Note 5). The additional change in customer base intangibles of $3,000 is due to foreign currency translation.

Intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. As of March 31, 2007, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$77,401	$45,588	$31,813	$77,401	$42,689	$34,712
Customer base	30,131	15,352	14,779	30,315	14,657	15,658
Trademark	10,290	5,162	5,128	10,290	4,647	5,643
Third party funded development	950	950	—	950	950	—
Covenant not to compete	2,115	1,966	149	2,115	1,919	196

Total	$120,887	$69,018	$51,869	$121,071	$64,862	$56,209

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended March 31, 2007 and 2006 was $4,181,000 and $4,246,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended March 31, 2007 and 2006 was $47,000 and $303,000, respectively. Estimated amortization expense for the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter is approximately $12,680,000, $15,634,000, $11,677,000, $8,527,000, $2,262,000 and $1,089,000, respectively.

Note 7. Restructuring Charges

During the three months ended March 31, 2007, the Company made $271,000 in cash payments against reserves associated with its restructuring activities. In addition, during the three months ended March 31, 2007, an additional reserve of $221,000 was recorded as a result of a change in estimate related to the restructuring reserves.

Note 8. Credit Facility

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility). As of March 31, 2007, the Company was in compliance with all covenants included in the terms of the 2006 credit facility. The weighted average interest rate applicable to the term loan was 7.85% at March 31, 2007. The Company paid a $250,000 installment against the term loan on March 29, 2007. As a result of this payment, the principal outstanding on the term loan was $99 million at March 31, 2007. There was no principal outstanding under the revolver at March 31, 2007. On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds.

On May 8, 2007, the Company used a portion of the proceeds of an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 to repay in full the balance of the term loan.

Note 9. Provision for Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. As a result of adoption, the Company recognized a cumulative effect adjustment of $1.1 million to the January 1, 2007 retained earnings balance. At January 1, 2007, we had $21.3 million of gross unrecognized tax benefits, of which $2.5 million would reduce our effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $15.1 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $12.4 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2007, we have approximately $130,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1994 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in various locations including Canada and United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of March 31, 2007 will significantly increase or decrease within 12 months.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $2,620,000 and $2,737,000 for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rates were 37.2% and 37.5% for the three months ended March 31, 2007 and March 31, 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The Company does not believe that the effective tax rate for 2006 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

The Company has provided a valuation allowance on certain foreign deferred tax assets and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and related interpretations, future period reductions to the valuation allowance of $1,200,000 related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala would be credited against goodwill. In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” the Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent a material or discrete adjustment to deferred taxes, the deferred tax accounts are adjusted at year end.

It is reasonably possible in the future that positive evidence may exist to support reversal of all or a portion of the valuation allowance on foreign deferred tax assets.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the Company’s net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

Note 10. Segment Information

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

Operating segment data for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended March 31, 2007:
Revenues	$22,032	$32,723	$39,053	$7,521	$101,329
Cost of revenues	9,102	26,831	8,747	6,680	51,360

Gross profit	$12,930	$5,892	$30,306	$841	$49,969

Three months ended March 31, 2006:
Revenues	$19,312	$24,958	$36,170	$4,039	$84,479
Cost of revenues	8,098	20,220	8,227	3,462	40,007

Gross profit	$11,214	$4,738	$27,943	$577	$44,472

Note 11. Commitments and Contingencies

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 18 months base salary and bonus in the event the Company terminates the executive without cause, including as a result of or following a change of control of the Company. The agreements also call for such payments, as well as the acceleration of vesting of certain stock options and restricted stock under certain circumstances related primarily to a change in control of the Company.

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

Note 12. New Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on an investment-by-investment basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

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

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially, and subsequently, be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $1.1 million to the opening balance of retained earnings. See Note 9, “Income Taxes,” for additional information.

Note 13. Recent Developments

On May 8, 2007, the Company closed the offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. As part of the offering, the Company granted the underwriters a 30-day option to purchase up to an additional $30 million aggregate principal amount of the notes solely to cover overallotments, if any, which the underwriters exercised in full. The notes will pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible, under certain circumstances, into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock on May 2, 2007, which was $13.92 per share.

The Company estimates that the net proceeds from this offering, including the exercise of the underwriters’ overallotment option in full, will be approximately $222.3 million after deducting the underwriters’ discounts and commissions and estimated offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under its credit facility. The balance of the net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include funding acquisitions of businesses, technologies or product lines, although the Company currently has no commitments or agreements for any such specific acquisition. The Company may also use a portion of the remaining net proceeds to repurchase outstanding shares of its common stock.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may” or “will,” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results; (ii) the impact of new accounting pronouncements; (iii) the Company’s product development plans; (iv) the Company’s capital spending; (v) the Company’s future cash flow from operations; (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments; (vii) the effect of current legal proceedings; (viii) future cash tax payments and net operating loss carry forwards; (ix) the future use of forward or other hedging contracts; (x) the future impact of recent acquisitions on the Company; (xi) future investments in product development; (xii) schedule of amortization of intangible assets and (xiii) future impact of valuation allowance review. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 26-35. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates and pricing of the various product and service elements of a contract;

•	Availability of products to be delivered;

•	Time period over which services are to be performed;

•	Creditworthiness of the customer;

•	The complexity of customizations and integrations to the Company’s software required by service contracts;

•	The sales channel through which the sale is made (direct, Value Added Reseller (VAR), distributor, etc.);

•	Discounts given for each element of a contract; and

•	Any commitments made as to installation or implementation “go live” dates.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2007. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

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

Intangible Assets

The Company’s intangible assets were recorded as a result of the Company’s acquisitions and represent acquired technology, customer base, trademarks, covenants not to compete and a third party funded development agreement. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice by no longer granting stock options to employees and granting restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 9, “Provision for Income Taxes” in Notes to Unaudited Condensed Consolidated Financials Statements for additional information regarding the impact of adoption.

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

The Company regularly reviews the deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods.

The Company has provided a valuation allowance on certain foreign deferred tax assets. The valuation allowance will continue to be evaluated over future quarters. If the Company continues to generate profits and ultimately determines that it is more likely than not that all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated altogether, thereby resulting in a temporary decrease to the Company’s effective tax rate, and in certain circumstances adjustments to additional paid-in capital and goodwill. It is reasonably possible in the future that positive evidence may exist to support reversal of all or a portion of the valuation allowance on foreign deferred tax assets.

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

New Accounting Pronouncements

For new accounting pronouncements see Note 12 in Notes to the Unaudited Condensed Consolidated Financial Statements.

Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under FASB Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007.

Recent Developments

On May 8, 2007, the Company closed the offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027 (sometimes referred to as our recent note offering). As part of the offering, the Company granted the underwriters a 30-day option to purchase up to an additional $30 million aggregate principal amount of the notes solely to cover overallotments, if any, which the underwriters exercised in full. The notes will pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible, under certain circumstances, into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock on May 2, 2007, which was $13.92 per share.

The Company estimates that the net proceeds from this offering, including the exercise in full of the underwriters’ overallotment option, will be approximately $222.3 million after deducting the underwriters’ discounts and commissions and estimated offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to repay in full its term loan outstanding under its credit facility. The balance of the net proceeds will be used for working capital, capital expenditures and other general corporate purposes, which may include funding acquisitions of businesses, technologies or product lines, although the Company currently has no commitments or agreements for any such specific acquisition. The Company may also use a portion of the remaining net proceeds to repurchase outstanding shares of its common stock.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in millions, except percentages):

	Three Months Ended March 31,
	2007	2006	Change $	Change %
Revenues:
License fees	$22.0	$19.3	$2.7	14.1%
Consulting	32.7	25.0	7.7	31.1%
Maintenance	39.1	36.2	2.9	8.0%
Hardware and other	7.5	4.0	3.5	86.2%

Total revenues	$101.3	$84.5	$16.8	19.9%
Gross profit %:
License fees	58.7%	58.1%
Consulting	18.0%	19.0%
Maintenance	77.6%	77.3%
Hardware and other	11.2%	14.3%
Amortization of intangible assets	$4.2	$4.2	$—	(1.5)%
% of total revenues	4.1%	5.0%
Gross profit	$50.0	$44.5	$5.5	12.4%
% of total revenues	49.3%	52.6%
Sales and marketing	$18.6	$15.0	$3.6	24.2%
% of total revenues	18.4%	17.8%
Software development	$8.7	$8.3	$0.4	4.2%
% of total revenues	8.6%	9.9%
General and administrative	$15.4	$12.2	$3.2	25.9%
% of total revenues	15.2%	14.5%
Gain on sale of a non-strategic asset	$1.6	$—	$1.6	100.0%
% of total revenues	1.6%	0.0%
Provision for income taxes	$2.6	$2.7	$(0.1)	(4.3)%
Effective tax rate	37.2%	37.5%
Net income	$4.4	$4.6	$(0.2)	(2.8)%
% of total revenues	4.4%	5.4%
Other Data
EBITDA(1)	$14.4	$14.9	$(0.5)	(3.6)%
% of total revenues	14.2%	17.6%

Other Data

(1)	The Company is providing EBITDA, a non-generally accepted accounting principles (non-GAAP) financial measure, because (i) the Company believes that this figure is helpful in allowing individuals to assess the ongoing financial performance of the business; (ii) the Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization and (iii) EBITDA provides an additional analytical tool to clarify the Company’s results from operations and helps the Company to identify underlying trends in its results of operations. Therefore, the Company believes that this information is meaningful to investors when considered in connection with the information contained in the GAAP presentation of financial information. The EBITDA measure presented in this Quarterly Report on Form 10-Q is defined as net income before (i) net interest expense (income), (ii) income taxes, and (iii) depreciation and amortization. The Company also internally uses adjusted EBITDA measures for determining (i) compliance with certain financial covenants in its credit agreement and (ii) management incentive bonus, including vesting of certain nonvested share incentive awards. The adjusted EBITDA measures used for those purposes may differ from the EBITDA measure presented in this Quarterly Report on Form 10-Q because additional items may be excluded from net income for purposes of calculating adjusted EBITDA. For example, restructuring charges, gain on sale of a non-strategic asset, write off of in-process research and development and foreign currency gains/losses may be required to be excluded from adjusted EBITDA under the terms of the Company’s credit agreements and/or management incentive plans. EBITDA is not defined under generally accepted accounting principles (GAAP), and it may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2007	2006
Revenue	$101,329	$84,479
Net income	4,433	4,561
Income taxes	2,620	2,737
Net interest expense	1,556	1,627
Amortization of intangible assets	4,228	4,549
Depreciation expense	1,514	1,410

EBITDA	$14,351	$14,884

EBITDA percent of revenues	14.2%	17.6%

Revenue

Total revenues for the first quarter of fiscal year 2007 increased 20% to 101.3 million, compared to $84.5 million in the first quarter of fiscal year 2006. Net license revenue increased by 14.1% to $22.0 million in the first quarter of fiscal year 2007, compared to $19.3 million in the first quarter of fiscal year 2006. Consulting revenue increased to $32.7 million in the first quarter of fiscal year 2007, an increase of 31.1% when compared to consulting revenues of $25.0 million in the first quarter of fiscal year 2006. Maintenance revenue during the first quarter of fiscal year 2007 was $39.1 million, an 8% increase compared to maintenance revenues of $36.2 million in the first quarter of fiscal year 2006 partly driven by a 94% customer retention rate. Hardware and other revenue for the first quarter of fiscal year 2007 was $7.5 million, up from $4.0 million in the prior year’s first quarter.

License fee revenues increased for the three months ended March 31, 2007, as compared to the same period in 2006. As part of our announced market and product strategy, the Company has been successful in targeting larger enterprises and closing larger software transactions. License fee revenues for the first quarter of 2007 included three deals greater than $500,000, of which one was greater than $1 million. The deal greater than $1 million was related to the sale of a non-strategic asset (see “Gain on Sale of a Non-Strategic Asset”). This compares to only one deal greater than $500,000 and no deals greater than $1 million during same period in 2006.

Consulting revenues increased for the three months ended March 31, 2007, as compared to the same period in 2006. This increase is primarily due to an increase in sales of software licenses, which resulted in additional implementation and other related consulting engagements. In order to meet the demand for this additional consulting work, the Company hired additional consulting personnel, resulting in an increase in consulting headcount of 26% over March 31, 2006.

Maintenance revenues increased for three months ended March 31, 2007, as compared to the same period in 2006. This increase is due primarily to continued high renewal rates in the Company’s customer base, continued higher license sales and related maintenance contracts sold with new licenses and an increase in existing customers whose maintenance agreements had lapsed and have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of resale of third-party hardware. The increase in hardware and other revenue for the three months ended March 31, 2007, as compared to the same period in 2006, is due to customers’ timing on orders for hardware delivery.

International revenues were $42.0 million and $31.6 million for the three months ended March 31, 2007 and 2006, representing 41.5% and 37.4%, respectively, of total revenues. Foreign currency exchange rate fluctuations resulted in 2007 foreign currency-based revenues being reported $1.3 million higher than if they had been translated at 2006 foreign currency exchange rates. The increase in international revenues as a percentage of total revenues for the three months ended March 31, 2007, as compared to the same period in 2006, is primarily due to the strong sales occurring in the three months ended March 31, 2007.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended March 31, 2007 and 2006, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $4.2 million and $4.2 million, respectively. Amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2013.

Gross Profit, including Cost of Revenues

Overall gross margins for the first quarter of fiscal year 2007 were 49.3%, lower than the same period in the prior year primarily due to $4 million in additional hardware sales and increased consulting revenues in the first quarter of 2007, each of which have lower gross margins than software and maintenance.

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication and amortization of acquired intangible assets. For the three months ended March 31, 2007, as compared to the same period in 2006, cost of license fees and gross profit increased primarily due to higher license revenue during the quarter ended March 31, 2007.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus and other headcount-related expenses for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to a 26% increase in headcount and a $0.3 million increase in stock-based compensation expense. Due to these factors, the overall gross profit decreased for the three months ended March 31, 2007, as compared to the same period in 2006.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended March 31, 2007, as compared to the same period of 2006, cost of maintenance revenues increased due to an 8% increase in headcount. However, the overall gross profit increased slightly for the three months ended March 31, 2007, as compared to the same period in 2006, due to higher maintenance revenue.

Cost of hardware and other revenues increased due to customers’ timing on orders for hardware delivery, which resulted in a decrease in gross profit. Gross profit for hardware and other revenues are lower due to a change in product mix to lower margin hardware during the three months ended March 31, 2007, as compared to the same period in 2006.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for the three months ended March 31, 2007, as compared to the same period in 2006, is primarily due to increased headcount in sales and marketing of approximately 25% and an $0.8 million increase in stock-based compensation due primarily to the timing of the performance based restricted stock plan, which began in the second quarter of 2006.

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

Software development expenses increased for the three months ended March 31, 2007, as compared to the same period in 2006. The increase in these costs for the three months ended March 31, 2007 is due to an increase in headcount of approximately 11%, compared to the same period in 2006. Software development expenses decreased as a percentage of revenue due to the increase in revenues for the three months ended March 31, 2007, as compared to the same period in 2006.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased for the three months ended March 31, 2007, as compared to the same period in 2006, resulting from an increase of $1.1 million related to stock-based compensation expense due primarily to the timing of issuance stock under the performance based restricted stock plan, which began in the second quarter of 2006. In addition, personnel-related expenses increased by $0.7 million and bad debt expense increased by $0.4 million. For the three months ended March 31, 2007, the Company also had an increase in expenses related to external audit and SOX compliance of $0.4 million and legal settlements of $0.3 million, all of which were recorded as general and administrative expenses. Due to these factors, general and administrative expenses increased as a percentage of revenue for three months ended March 31, 2007, as compared to the same period in 2006.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options and restricted stock issued by the Company. For the three months ended March 31, 2007 and 2006, stock-based compensation expense was $3.4 million and $0.9 million, respectively.

At March 31, 2007, there was approximately $3.5 million of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock, and $15.4 million for performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $2.3 million for the three months ended March 31, 2007.

At March 31, 2007, there was approximately $2.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$525	$132
Sales and marketing	1,098	253
Software development	262	86
General and administrative	1,508	384

Total stock-based compensation expense	$3,393	$855

Gain on Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007.

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

The Company recorded a provision for income taxes of $2,620,000 and $2,737,000 for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rates were 37.2% and 37.5% for the three months ended March 31, 2007 and March 31, 2006, respectively. The effective tax rate differs from the statutory U.S.

federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The Company does not believe that the effective tax rate for 2007 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

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

Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance of $1.2 million related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala would be credited against goodwill.

It is reasonably possible in the future that positive evidence may exist to support reversal of all or a portion of the valuation allowance on foreign deferred tax assets.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the three months ended March 31, 2007 and long-term debt (in millions):

2007
Cash and cash equivalents	$75.5
Working capital	67.6
Net cash provided by operating activities	6.0
Net cash provided by investing activities	1.3
Net cash (used in) financing activities	(2.1)
Long-term debt, less current portion	98.2

As of March 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $75.5 million and unused borrowing capacity of $99.8 million under its senior revolving credit facility. The Company’s operations provided $6.0 million in cash during the three months ended March 31, 2007. As of March 31, 2007, the Company had $1.6 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through August 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $130.2 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 24% of the related revenues.

On May 8, 2007, the Company closed the offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. As part of the offering, the Company granted the underwriters a 30-day option to purchase up to an additional $30 million aggregate principal amount of the notes solely to cover overallotments, if any, which the underwriters exercised in full. The notes will pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible, under certain circumstances, into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock on May 2, 2007, which was $13.92 per share. The Company estimates that the net proceeds from this offering, including the exercise in full of the underwriters’ overallotment option, will be approximately $222.3 million after deducting the underwriters’ discounts and commissions and estimated offering expenses.

The Company’s days sales outstanding (DSO) for the last five quarters are set forth in the following tables:

Quarter Ended:	2006
March 31	70
June 30	62
September 30	69
December 31	74

Quarter Ended:	2007
March 31	68

DSO’s decreased over December 31, 2006 due to strong cash collections in the first quarter of 2007, which also resulted in lower DSO’s for the 2007 first quarter, when compared to the same quarter in 2006, despite higher revenues in the 2007 first quarter than the 2006 first quarter. For the quarter ended December 31, 2006, the Company DSO’s increased over September 30, 2006 due primarily to seasonally strong sales in December 2006 as well as the timing of maintenance billings to customers, causing an increase in accounts receivable without corresponding revenue.

The Company’s principal investing activities for the three months ended March 31, 2007 included the sale of a non-strategic asset of $2.5 million and capital expenditures of $1.2 million.

Financing activities for the three months ended March 31, 2007 included $0.3 million in payments on long-term debt and $2.5 million in the purchase of treasury stock. The Company expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan of $0.4 million and proceeds from the exercise of employee stock options in the amount of $0.5 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. As of March 31, 2007, the Company was in compliance with all covenants included in the 2006 credit facility. In connection with the credit facility, the Company agreed to certain financial covenants including maintaining minimum cash balances of $20 million. On May 8, 2007, the Company paid in full the outstanding term loan from the proceeds of the convertible note offering, see Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements.

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

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia and China. The Company’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of March 31, 2007, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

Through March 31, 2007, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

If the Company fails to respond to emerging industry standards, including licensing models and end-user requirements, the Company’s competitive position and revenues could be adversely affected.

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and renewing their annual maintenance and support contracts. If our existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services from the Company at historical levels, the Company’s revenues and results of operations could be materially impacted.

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

Our increasingly complex software products may contain errors or defects, which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

The Company’s software products are made up of increasingly complex computer programs. Software products are complex and products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, the possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which the Company’s products operate, including Progress, IBM, Microsoft SQL or Microsoft .NET, occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

The market for Web-based development tools, application products and consulting and education services continues to emerge, which could negatively affect our client/server-based products, and, if the Company fails to respond effectively to evolving requirements of this market, the Company’s business, financial condition, results of operations and cash flows will be materially and adversely affected.

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

The business information systems industry in general and the manufacturing, CRM and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs and (v) a larger installed customer base than the Company. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

We may not be able to maintain and expand our product offerings or business if we are not able to retain, hire and integrate sufficiently qualified personnel.

The Company’s success depends in large part on the continued service of key management personnel that are not subject to employment agreements, including, but not limited to, several of the key personnel employed as a result of the Company’s recent acquisitions. In addition, the Company needs to expand, its workforce to continue its growth, and the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel, including those who came to the Company as part of acquisitions, or attract sufficient numbers of qualified key personnel in the future. The failure to retain or attract such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

Our software products incorporate and rely upon third party software products for certain key functionality and our revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control or replace these third party products and operations.

The Company’s products incorporate and rely upon software products developed by several other third party entities such as Microsoft, IBM and Progress. Specifically, the Company’s software products are built and depend upon several underlying and evolving relational database management system platforms including Microsoft SQL Server, Progress OpenEdge and IBM U2, and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to the Company or to our customers, either directly from the third party manufacturers or through other resellers of such products, the Company could not readily replace these products with substitute products. As a result, the Company cannot provide assurance that these third parties will:

•	Remain in business;

•	Continue to support the Company’s product lines;

•	Maintain viable product lines;

•	Make their product lines available to the Company on commercially acceptable terms and

•	Not make their products available to the Company’s competitors on more favorable terms.

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

We may pursue strategic acquisitions, investments and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.

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

•	Difficulty in integrating acquired operations, including incorporating internal control structures, due to geographical distance, and language and cultural differences and

•	Difficulty in retaining employees of the acquired company.

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on the Company’s results of operations.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended March 31, 2007 and 2006, 41.5% and 37.4%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 35% to 45% going forward. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Different and changing regulatory requirements in various countries and regions;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations and

•	Perceived health risks, natural disasters or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of March 31, 2007, the Company did not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

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

During the three months ended March 31, 2007 and 2006, 15% and 24%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The impact of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on our financial statements is uncertain.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years which began after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely-than-not that the position will be sustained upon review. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings for fiscal year 2007. The tax years 1994-2006 remain open to examination by the major taxing jurisdictions to which we are subject and the Company is currently under examination in various locations including Canada and the United Kingdom. We have engaged in and completed our evaluation of the effect of adoption of FIN 48, which is reflected in the balance sheet as of March 31, 2007 included in this quarterly report on Form 10Q, and have also completed our analysis of the expected impact of the adoption of FIN 48 on the consolidated financial statements of the Company. However, we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns that will affect our financial statements and we cannot predict the impact of the adoption of FIN 48 on our consolidated financial statements, which could be material.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2004 through the first quarter of 2007, quarterly operating income has ranged from $3.4 million to $12.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

•

The demand for the Company’s products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to information technology (IT) spending;

•	Fluctuations in the length of the Company’s sales cycles which may vary depending on the complexity of our products as well as the complexity of the customer’s specific software and service needs;

•	The size and timing of orders for the Company’s software products and services, which, because many orders are completed in the final days of each quarter, may be delayed to future quarters;

•	The number, timing and significance of new software product announcements, both by the Company and its competitors;

•	Customers’ unexpected postponement or termination of expected system upgrades or replacement due to a variety of factors including economic conditions, changes in IT strategies or management changes;

•	Changes in accounting standards, including software revenue recognition standards;

•	Currency fluctuations and

•	Fluctuations in number of customers renewing maintenance.

In addition, the Company has historically realized a significant portion of its software license revenues in the final month of any quarter, with a concentration of such revenues recorded in the final ten business days of that month. Further, the Company generally realizes a significant portion of its annual software license revenues in the final quarter of the fiscal year.

Due to the above factors, among others, the Company’s revenues are difficult to forecast. The Company, however, bases its expense levels, including operating expenses and hiring plans, in significant part, on its expectations of future revenue. As a result, the Company expects its expense levels to be relatively fixed in the short term. The Company’s failure to meet revenue expectations could adversely affect operating results. Further, an unanticipated decline in revenue for a particular quarter may disproportionately affect the Company’s operating results in that quarter because the majority of the Company’s expenses will be fixed in the short term. As a result, the Company believes that period-to-period comparisons of the Company’s results of operations are not, and will not, necessarily be meaningful, and you should not rely upon them as an indication of future performance. Due to the foregoing factors, it is likely that, as in past quarters, in some future quarters the Company’s operating results will be below the expectations of public market analysts and investors. As in those past quarters, such an event would likely have an adverse effect upon the price of the Company’s outstanding securities.

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

From the first quarter of 2004 through the first quarter of 2007, the Company’s quarterly operating cash flows have ranged from $0.1 million used in operating activities to $18.5 million provided by operating activities. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $75.5 million at March 31, 2007. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of March 31, 2007, the Company had $99.0 million outstanding under its credit facility, which the Company expects to repay with the proceeds of this offering.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended March 31, 2007, the price of the Company’s common stock ranged from a low of $9.59 to a high of $16.00. For three months ended March 31, 2007, the stock price ranged from a low of $12.78 to a high of $14.43. As of May 1, 2007, the Company had 58,102,249 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

•	Preserving distribution, marketing or other important relationships of both the Company and CRS and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of the Company and CRS, maintaining employee morale and retaining key employees and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

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

In connection with our recent acquisitions, we currently have goodwill of $162.8 million and $51.9 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

We have a significant amount of debt following our recent note offering. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

We have a significant amount of debt and substantial debt service requirements. As of May 8, 2007, we had approximately $230 million of outstanding debt. In addition, as of May 8, 2007, $99.8 million is available for future borrowings under our credit facility, and we are permitted under the terms of our debt agreements to incur additional debt.

This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our senior secured credit facility, could permit the lenders to foreclose on our assets securing that debt;

•

Reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	Subjecting us to the risk of increased sensitivity to interest rate increases on any indebtedness with variable interest rates;

•	Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy and

•	Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

The accounting method for our convertible debt securities may be subject to change.

For the purpose of calculating diluted earnings per share a convertible debt security providing for net share settlement and meeting specified requirements under GAAP may be accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable to settle the conversion spread being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share until the notes are “in the money”, and we are assumed to issue the number of shares of our common stock to settle the conversion spread.

The Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board is addressing, among other things, the accounting method for net share settled financial instruments. The panel is considering a proposed method for accounting for net share settled financial instruments under which the debt and equity components of the convertible security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be accounted for as an original issue discount bond and would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet. Income available to common stockholders would be lower by recognizing amortization of the original issue discount as interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

We cannot predict the outcome of the EITF deliberations and whether or the EITF will require net share settled financial instruments to be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively. We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt instruments. Any change in the accounting method for convertible securities could have an adverse impact on our reported or future financial results and could cause future results to vary in unpredictable ways if we must mark to market the equity component of the recently issued notes. These impacts could adversely affect our stock price.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At March 31, 2007, the Company had $75.5 million in cash and cash equivalents. Based on the investment interest rate and the balance as of March 31, 2007, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $755,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had $99.0 million in variable rate debt outstanding at March 31, 2007. Based upon the variable rate debt outstanding as of March 31, 2007, a hypothetical 1% increase in interest rates would increase interest expense by approximately $990,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Foreign Currency Risk. The Company did not have any foreign currency forward or option contracts open as of March 31, 2007. International revenues represented 41.5% of the Company’s total revenues for the three months ended March 31, 2007, and 24.7% of revenues were denominated in foreign currencies. The Company had unrealized and realized transactional foreign currency losses for the three months ended March 31, 2007 of $29,000. For the three months ended March 31, 2007, these transactional losses were primarily due to inter-company revenues and cost of sales. The year-to-date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $905,000 for the three months ended March 31, 2007, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

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

Item 1a - Risk Factors

A description of the risk factors associated with our business is included under “Certain Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
January 1, 2007 to January 31, 2007	4,916	$13.72		N/A	N/A
February 1, 2007 to February 28, 2007	172,751	$13.86		N/A	N/A
March 1, 2007 to March 31, 2007	—	—		N/A	N/A

Total	177,667	$13.86	(1)

(1)	Represents the weighted average price per share purchased during the first quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date:	May 10, 2007	/s/ Michael A. Piraino
Michael A. Piraino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith

2.4	Amended and Restated Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of April 14, 2004	S-4	333-114475	April 14, 2004

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	8-K	000-20740	December 22, 2005

3.1	Second Restated Certificate of Incorporation of the Company.	S-1	33-57294

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	10-Q	000-20740	December 31, 1996

3.3	Amended and Restated Bylaws of the Company, as currently in effect.	10-Q	000-20740	December 31, 1996

3.6	Specimen Certificate of Common Stock.	S-1	33-51566

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	8-A	000-20740	April 14, 1994

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	10-K	000-20740	September 27, 1995

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	8-K	000-20740	February 18, 2003

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	8-K	000-20740	April 4, 2005

10.87	2005 Stock Incentive Plan	S-8	333-127163	August 3, 2005

10.88	Deferred Compensation Plan	S-8	333-127163	August 3, 2005

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	10-Q	000-20740	May 10, 2006

10.90	Dismissal of Previous Independent Registered Public Accounting Firm	8-K	000-20740	April 10, 2006

10.91	Chairman and CEO retention agreement	10-Q	000-20740	August 9, 2006

10.92	Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	10-Q	000-20740	August 9, 2006

10.93	Amended Management Retention Agreement				X

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X