Form 10-Q
period 2007-06-30
EPICOR SOFTWARE CORP
filed 2007-08-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, there were 58,345,530 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1- Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,522	$70,178
Short-term investments	1,973	—
Accounts receivable, net of allowance for doubtful accounts of $7,592 and $6,378 as of 2007 and 2006, respectively	82,532	83,965
Deferred income taxes	17,733	17,909
Inventory, net	6,500	4,885
Prepaid expenses and other current assets	7,012	7,587

Total current assets	310,272	184,524
Property and equipment, net	12,770	12,251
Deferred income taxes	21,797	19,836
Intangible assets, net	54,910	56,209
Goodwill	173,694	163,360
Other assets	12,783	5,710

Total assets	$586,226	$441,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,879	$14,298
Accrued compensation and benefits	18,488	24,236
Other accrued expenses	24,680	26,683
Current portion of long-term debt	72	1,102
Current portion of accrued restructuring costs	914	795
Current portion of deferred revenue	62,411	63,726

Total current liabilities	120,444	130,840

Long-term debt, less current portion	230,143	98,273
Long-term portion of accrued restructuring costs	670	876
Long-term portion of deferred revenue	1,148	1,271
Long-term deferred income taxes and other income taxes	8,152	2,010

Total long-term liabilities	240,113	102,430

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	60	59
Additional paid-in capital	360,010	350,605
Less: treasury stock at cost	(13,634)	(10,895)
Accumulated other comprehensive loss	(164)	(954)
Accumulated deficit	(120,603)	(130,195)

Total stockholders’ equity	225,669	208,620

Total liabilities and stockholders’ equity	$586,226	$441,890

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License fees	$25,103	$23,995	$47,135	$43,306
Consulting	34,100	27,270	66,823	52,228
Maintenance	39,700	37,533	78,753	73,702
Hardware and other	6,803	10,744	14,324	14,784

Total revenues	105,706	99,542	207,035	184,020
Cost of revenues	47,877	44,034	95,055	79,795
Amortization of intangible assets	4,304	4,249	8,486	8,494

Total cost of revenues	52,181	48,283	103,541	88,289

Gross profit	53,525	51,259	103,494	95,731
Operating expenses:
Sales and marketing	18,817	16,422	37,445	31,423
Software development	9,571	8,844	18,250	17,176
General and administrative	14,425	13,080	29,834	25,322
Restructuring charges	—	—	221	—

Total operating expenses	42,813	38,346	85,750	73,921

Income from operations	10,712	12,913	17,744	21,810
Interest expense	(2,725)	(2,327)	(4,852)	(4,211)
Gain on sale of a non-strategic asset	—	—	1,579	—
Interest and other income, net	2,023	910	2,592	1,196

Income before income taxes	10,010	11,496	17,063	18,795
Provision for income taxes	3,719	4,411	6,339	7,148

Net income	$6,291	$7,085	$10,724	$11,647

Comprehensive income:
Net income	$6,291	$7,085	$10,724	$11,647
Unrealized foreign currency translation gain (loss)	757	(265)	790	(244)

Comprehensive income	$7,048	$6,820	$11,514	$11,403

Net income per share:
Basic	$0.11	$0.13	$0.19	$0.21
Diluted	$0.11	$0.12	$0.19	$0.21
Weighted average common shares outstanding:
Basic	57,039	55,763	56,854	55,683
Diluted	57,881	56,950	57,804	56,795

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$10,724	$11,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,591	11,859
Stock-based compensation expense	6,694	2,615
Provision for doubtful accounts	2,397	975
Gain on sale of a non-strategic asset	(1,579)	—
Restructuring charges	221	—
Excess tax benefits from share-based payment arrangements	(704)	(532)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(399)	(1,014)
Inventory	(1,614)	(4,153)
Prepaid expenses and other current assets	808	(1,432)
Other assets	999	394
Deferred income taxes	2,937	(94)
Accounts payable	(515)	8,603
Accrued expenses	(7,623)	(7,369)
Accrued restructuring costs	(839)	(915)
Deferred revenue	(2,254)	1,108

Net cash provided by operating activities	20,844	21,692

Investing activities
Purchases of property and equipment	(3,271)	(2,078)
Proceeds from sale of a non-strategic asset	2,500	—
Purchase of short-term investments	(1,973)	—
Proceeds from sale of short-term investments	—	3,271
Cash paid for acquisitions, net of cash acquired	(16,349)	(605)

Net cash (used in) provided by investing activities	(19,093)	588

Financing activities
Proceeds from long-term debt	230,000	122,000
Principal payments on long-term debt	(99,323)	(129,760)
Debt issuance fees	(8,043)	(1,675)
Proceeds from exercise of stock options	1,618	650
Proceeds from employee stock purchase plan	399	764
Excess tax benefits from share-based payment arrangements	704	532
Issuance of restricted stock	—	2
Purchase of treasury stock	(2,739)	—

Net cash provided by (used in) financing activities	122,616	(7,487)

Effect of exchange rate changes on cash	(23)	(102)

Net increase in cash and cash equivalents	124,344	14,691
Cash and cash equivalents at beginning of period	70,178	49,768

Cash and cash equivalents at end of period	$194,522	$64,459

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2007. Certain amounts reported in prior periods have been reclassified to conform to the 2007 presentation. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods.

Note 2. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$493,000	$264,000	$1,017,000	$396,000
Sales and marketing	1,148,000	532,000	2,247,000	785,000
Software development	216,000	162,000	479,000	247,000
General and administrative	1,443,000	803,000	2,951,000	1,187,000

Total stock-based compensation expense	$3,300,000	$1,761,000	$6,694,000	$2,615,000

Net cash proceeds from the exercise of stock options were $1,140,000 and $268,000 for the three months ended June 30, 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options were $1,618,000 and $650,000 for the six months ended June 30, 2007 and 2006, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the six months ended June 30, 2007 and 2006, net cash provided by operating activities decreased by, and financing activities increased by, $704,000 and $532,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit related to stock-based compensation for the three months ended June 30, 2007 and 2006 was $934,000 and $762,000, respectively. The tax benefit related to stock-based compensation for the six months ended June 30, 2007 and 2006 was $1,941,000 and $1,085,000, respectively. No share-based compensation was capitalized for the three or six months ended June 30, 2007 and 2006.

During 2007, the Company granted 814,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2007 and 2008 plan years. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2007 and 2008. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

The Company withheld a portion of the vested shares as consideration for the Company’s payment of applicable employee withholding taxes. As of June 30, 2007, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the quarterly vesting of restricted stock grants and vesting of the performance-based restricted stock, during the three and six months ended June 30, 2007 the Company acquired 19,000 and 197,000, shares of common stock, respectively, at a value of $277,000 and $2,739,000, respectively.

At June 30, 2007, there was approximately $3,464,000 of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock, and $13,008,000 related to performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $2,420,000 and $4,684,000 for the three and six months ended June 30, 2007.

At June 30, 2007, there was approximately $1,511,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The fair value of restricted stock that vested during the three months ended June 30, 2007 and 2006 was $747,000 and $0, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2007 and 2006 was $6,575,000 and $0, respectively.

No options were granted during the three or six months ended June 30, 2007 and 2006. There were 165,535 options exercised during the three months ended June 30, 2007. There were 255,555 options exercised during the six months ended June 30, 2007. As of June 30, 2007, there were 2,081,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.6 years, $7.20 and $16,067,000, respectively. As of June 30, 2007, there were 2,285,000 options vested and expected to vest with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.7 years, $7.56 and $16,815,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans.

The aggregate intrinsic value above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock.

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

The Company enters into contractual arrangements with end-users of its products to sell software licenses, maintenance services and consulting services, either separately or various combinations thereof. For each arrangement, revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

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

In certain instances, the Company enters into arrangements that include two or more non-software products or services such as hardware and related services. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

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

The Company has recorded unbilled consulting revenues totaling $4,751,000 and $2,955,000 at June 30, 2007 and December 31, 2006, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Software License Indemnification: The Company’s standard software license agreements contain an infringement indemnity clause under which the Company agrees to defend, indemnify and hold harmless our customers and business partners against liability and damages arising from third party claims that the Company’s products violate or infringe the intellectual property rights of others. These clauses constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions, of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company has never lost a third party infringement claim, and, to date, the Company’s costs to defend such claims and/or lawsuits have been insignificant. Although it is possible that in the future third parties may claim that the Company’s current or future software solutions infringe upon their intellectual property, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated.

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

For the three months ended June 30, 2007 and 2006, options to purchase 450,000 and 687,000 shares of common stock, respectively, with weighted average prices of $14.69 and $11.82, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive. For the six months ended June 30, 2007 and 2006, options to purchase 515,000 and 795,000 shares of common stock, respectively, with weighted average prices of $14.43 and $11.91, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. No shares are included in the calculation of diluted net income per share as the notes are only dilutive when the common stock price exceeds the conversion price.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income applicable to common stockholders	$6,291	$7,085	$10,724	$11,647

Basic:
Weighted average common shares outstanding	59,278	56,894	59,229	56,351
Weighted average common shares of unvested restricted stock	(2,239)	(1,131)	(2,375)	(668)

Shares used in the computation of basic net income per share	57,039	55,763	56,854	55,683

Net income per share applicable to common stockholders – basic	$0.11	$0.13	$0.19	$0.21

Diluted:
Shares used in the computation of basic net income per share	57,039	55,763	56,854	55,683
Stock options and employee stock purchase plan (ESPP) shares	764	1,111	760	984
Unvested restricted stock	78	76	190	128

Shares used in the computation of diluted net income per share	57,881	56,950	57,804	56,795

Net income per share applicable to common stockholders – diluted	$0.11	$0.12	$0.19	$0.21

Note 5. Acquisitions and Dispositions

Acquisitions are accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company’s stringent criteria which includes, but is not limited to, product and technology fit, culture, geography, revenue synergies and financial contribution. Because the software industry is consolidating, the purchase environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

Acquisition

On May 16, 2007, the Company acquired the assets of a division of Professional Advantage Pty Limited (PA), a privately held reseller located in Australia. The primary purpose of this acquisition was to increase the Company’s presence and direct customer base in the territories covered by PA.

The purchase price was preliminarily allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets. Additionally, the Company expects that the transaction costs amount will increase during the third quarter of 2007 as related legal and accounting charges are finalized. Any increase in these costs will increase the purchase price and consequently increase the amount of goodwill recorded in the transaction. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Cash	$16,000
Transaction costs	286

Total	$16,286

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,261
Accrued liabilities	(612)
Deferred revenue	(339)

Net assets acquired	$16,286

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations. See Note 6 for a discussion of goodwill and intangibles acquired.

Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2007.

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142 requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2006 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the six months ended June 30, 2007 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2006	$50,829	$34,194	$78,337	$163,360
PA acquisition	2,020	6,388	1,853	10,261
Sale of non-strategic asset	—	(786)	—	(786)
Foreign currency translation	163	175	295	633
Other	56	40	130	226

Balance as of June 30, 2007	$53,068	$40,011	$80,615	$173,694

The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years
Third party funded development agreement	2.5 years

The following table summarizes the components of intangible assets (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$78,629	$48,513	$30,116	$77,401	$42,689	$34,712
Customer base	36,530	16,437	20,093	30,315	14,657	15,658
Trademark	10,291	5,677	4,614	10,290	4,647	5,643
Third party funded development	950	950	—	950	950	—
Covenant not to compete	2,123	2,036	87	2,115	1,919	196

Total	$128,523	$73,613	$54,910	$121,071	$64,862	$56,209

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended June 30, 2007 and 2006 was $4,304,000 and $4,249,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended June 30, 2007 and 2006 was $63,000 and $286,000, respectively. Amortization expense of the Company’s intangible assets included in cost of revenues for the six months ended June 30, 2007 and 2006 was $8,486,000 and $8,494,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the six months ended June 30, 2007 and 2006 was $109,000 and $589,000, respectively. Estimated amortization expense for the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter is approximately $9,088,000, $16,767,000, $12,833,000, $9,681,000, $3,382,000 and $3,159,000, respectively.

Intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. As of June 30, 2007, the Company has not identified any indicators of impairment associated with identified intangible assets.

Note 7. Restructuring Charges

During the six months ended June 30, 2007, the Company made $309,000 in cash payments against reserves associated with its restructuring activities. During the six months ended June 30, 2007, an additional reserve of $221,000 was recorded as a result of a change in estimate related to the restructuring reserves.

Note 8. Credit Facility

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility). On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds. On May 8, 2007, the Company used a portion of the proceeds of an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 to repay in full the $94 million balance of the term loan. On May 1, 2007 the credit agreement was amended to permit this debt offering described in Note 13.

At June 30, 2007 there was no principal outstanding under either the term loan or revolver due to the aforementioned payments. The Company may no longer borrow under the term loan portion of the 2006 credit facility. As a result, during the second quarter of 2007 the Company wrote off $842,000 of capitalized debt issuance costs related to the term loan. This charge is included in “Interest expense” in the Company’s statement of operations. As of June 30, 2007, the Company was in compliance with all covenants included in the terms of the 2006 credit facility.

Note 9. Provision for Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. As a result of adoption, the Company recognized a charge of $1.2 million to the January 1, 2007 retained earnings balance. At January 1, 2007, the Company had $21.3 million of gross unrecognized tax benefits, of which $2.5 million would reduce the effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $15.1 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the valuation allowance of $12.4 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the effective tax rate. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company has approximately $140,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1994 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in various locations including Canada and United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of June 30, 2007 will significantly increase or decrease within 12 months.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $3,719,000 and $4,411,000 for the three months ended June 30, 2007 and 2006, respectively. The effective income tax rates were 37.2% and 38.4% for the three months ended June 30, 2007 and June 30, 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The Company does not believe that the effective tax rate for 2007 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carryforwards are utilized.

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

Operating segment data for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended June 30, 2007:
Revenues	$25,103	$34,100	$39,700	$6,803	$105,706
Cost of revenues	9,366	28,075	8,745	5,995	52,181

Gross profit	$15,737	$6,025	$30,955	$808	$53,525

Three months ended June 30, 2006:
Revenues	$23,995	$27,270	$37,533	$10,744	$99,542
Cost of revenues	8,880	21,586	8,323	9,494	48,283

Gross profit	$15,115	$5,684	$29,210	$1,250	$51,259

Six months ended June 30, 2007:
Revenues	$47,135	$66,823	$78,753	$14,324	$207,035
Cost of revenues	18,468	54,905	17,493	12,675	103,541

Gross profit	$28,667	$11,918	$61,260	$1,649	$103,494

Six months ended June 30, 2006:
Revenues	$43,306	$52,228	$73,702	$14,784	$184,020
Cost of revenues	16,978	41,805	16,551	12,955	88,289

Gross profit	$26,328	$10,423	$57,151	$1,829	$95,731

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

Note 13. Debt Offering

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. The notes will pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock on May 2, 2007, which was $13.92 per share. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The notes do not contain any restrictive financial covenants.

The notes are convertible under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending June 30, 2007 (and only during such fiscal quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (note of measurement period) in which the trading price per $1,000 principal amount of notes for each such trading day was equal to or less than 98% of the conversion value of the notes for such trading day during the note measurement period; (3) upon our calling such notes for redemption; (4) upon the occurrence of specified corporate transactions; and (5) during the 30 days prior to, but excluding, any scheduled purchase date and at any time on or after May 15, 2026 and before the close of business on the business day immediately preceding the maturity date.

The net proceeds of the offering were $222.0 million after deducting the underwriters’ discounts and commissions and offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under its credit facility. The balance of the net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include funding acquisitions of businesses, technologies or product lines, although the Company currently has no commitments or agreements for any such specific acquisitions. The Company may also use a portion of the remaining net proceeds to repurchase outstanding shares of its common stock.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may” or “will,” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results; (ii) the impact of new accounting pronouncements; (iii) the Company’s product development plans; (iv) the Company’s capital spending; (v) the Company’s future cash flow from operations; (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments; (vii) the effect of current legal proceedings; (viii) future cash tax payments and net operating loss carry forwards; (ix) the future use of forward or other hedging contracts; (x) the future impact of recent acquisitions on the Company; (xi) future investments in product development; (xii) schedule of amortization of intangible assets (xiii) future day sales outstanding figures and (xiv) future impact of valuation allowance review. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 30 to 38. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies, as well as the divisions and subsidiaries of larger corporations, in the planning, management and operation of their businesses. The Company is focused on the mid-market, which generally includes companies or divisions with annual revenues between $10 million and $1 billion. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes and procedures – from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting. By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of Value Added Resellers (VARs), distributors and authorized consultants.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at June 30, 2007. Receivables from customers are generally unsecured.

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations.

Intangible Assets

The Company’s intangible assets were recorded as a result of the Company’s acquisitions and represent acquired technology, customer base, trademarks and covenants not to compete. These intangibles are amortized on a straight-line basis over the estimated economic life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line, could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006. Under the fair value recognition provisions of this statement, stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice by no longer granting stock options to employees and granting restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

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

New Accounting Pronouncements

For new accounting pronouncements see Note 12 in Notes to the Unaudited Condensed Consolidated Financial Statements.

Acquisition

On May 16, 2007, the Company acquired the assets of a division of Professional Advantage Pty Limited (PA), a privately held reseller located in Australia. The primary purpose of this acquisition was to increase the Company’s presence and direct customer base in the territories covered by PA.

The purchase price was preliminarily allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets. Additionally, the Company expects that the transaction costs amount will increase during the third quarter of 2007 as related legal and accounting charges are finalized. Any increase in these costs will increase the purchase price and consequently increase the amount of goodwill recorded in the transaction. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Cash	$16,000
Transaction costs	286

Total	$16,286

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,261
Accrued liabilities	(612)
Deferred revenue	(339)

Net assets acquired	$16,286

Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under FASB Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2007.

Debt Offering

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. The notes will pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock on May 2, 2007, which was $13.92 per share. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The notes do not contain any restrictive financial covenants.

The notes are convertible under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending June 30, 2007 (and only during such fiscal quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (note of measurement period) in which the trading price per $1,000 principal amount of notes for each such trading day was equal to or less than 98% of the conversion value of the notes for such trading day during the note measurement period; (3) upon our calling such notes for redemption; (4) upon the occurrence of specified corporate transactions; and (5) during the 30 days prior to, but excluding, any scheduled purchase date and at any time on or after May 15, 2026 and before the close of business on the business day immediately preceding the maturity date.

The net proceeds of the offering were $222.0 million after deducting the underwriters’ discounts and commissions and offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under its credit facility. The balance of the net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include funding acquisitions of businesses, technologies or product lines, although the Company currently has no commitments or agreements for any such specific acquisitions. The Company may also use a portion of the remaining net proceeds to repurchase outstanding shares of its common stock.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in millions, except percentages):

	Three Months Ended June 30,				Six months Ended June 30,
	2007	2006	Change $	Change %	2007	2006	Change $	Change %
Revenues:
License fees	$25.1	$24.0	$1.1	4.6%	$47.1	$43.3	$3.8	8.8%
Consulting	34.1	27.3	6.8	25.0%	66.8	52.2	14.6	27.9%
Maintenance	39.7	37.5	2.2	5.8%	78.8	73.7	5.1	6.9%
Hardware and other	6.8	10.7	(3.9)	(36.7)%	14.3	14.8	(0.5)	(3.1)%

Total revenues	$105.7	$99.5	$6.2	6.2%	$207.0	$184.0	$23.0	12.5%
Gross profit %:
License fees	62.7%	63.0%			60.8%	60.8%
Consulting	17.7%	20.8%			17.8%	20.0%
Maintenance	78.0%	77.8%			77.8%	77.5%
Hardware and other	11.9%	11.6%			11.5%	12.4%
Amortization of intangible assets	$4.3	$4.2	$0.1	1.3%	$8.5	$8.5	$—	(0.1)%
% of total revenues	4.1%	4.2%			4.1%	4.6%
Gross profit	$53.5	$51.3	$2.2	4.4%	$103.5	$95.7	$7.8	8.1%
% of total revenues	50.6%	51.6%			50.0%	52.0%
Sales and marketing	$18.8	$16.4	$2.4	14.6%	$37.4	$31.4	$6.0	19.2%
% of total revenues	17.8%	16.5%			18.1%	17.1%
Software development	$9.6	$8.8	$0.8	8.2%	$18.3	$17.2	$1.1	6.3%
% of total revenues	9.1%	8.8%			8.8%	9.3%
General and administrative	$14.4	$13.1	$1.3	10.3%	$29.8	$25.3	$4.5	17.8%
% of total revenues	13.6%	13.2%			14.4%	13.8%
Gain on sale of a non-strategic asset	$—	$—	$—	—%	$1.6	$—	$1.6	100.0%
% of total revenues	0.0%	0.0%			0.8%	0.0%
Provision for income taxes	$3.7	$4.4	$(0.7)	(15.7)%	$6.3	$7.1	$(0.8)	(11.3)%
Effective tax rate	37.2%	38.4%			37.2%	38.0%
Net income	$6.3	$7.1	$(0.8)	(11.2)%	$10.7	$11.6	$(0.9)	(7.9)%
% of total revenues	6.0%	7.1%			5.2%	6.3%
Other Data
EBITDA(1)	$16.9	$19.3	$(2.4)	(12.9)%	$31.2	$34.2	$(3.0)	(8.8)%
% of total revenues	15.9%	19.4%			15.1%	18.6%

Other Data

(1)	The Company is providing EBITDA, a non-generally accepted accounting principles (non-GAAP) financial measure, because (i) the Company believes that this figure is helpful in allowing individuals to assess the ongoing financial performance of the business; (ii) the Company uses EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps the Company compare its performance on a consistent basis by removing from its operating results the impact of its net cash or borrowing position, the effect of operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization and (iii) EBITDA provides an additional analytical tool to clarify the Company’s results from operations and helps the Company to identify underlying trends in its results of operations. Therefore, the Company believes that this information is meaningful to investors when considered in connection with the information contained in the GAAP presentation of financial information. The EBITDA measure presented in this Quarterly Report on Form 10-Q is defined as net income before (i) net interest expense (income), (ii) income taxes and (iii) depreciation and amortization. The Company also internally uses adjusted EBITDA measures for determining (i) compliance with certain financial covenants in its credit agreement and (ii) management incentive bonus, including vesting of certain nonvested share incentive awards. The adjusted EBITDA measures used for those purposes may differ from the EBITDA measure presented in this Quarterly Report on Form 10-Q because additional items may be excluded from net income for purposes of calculating adjusted EBITDA. For example, restructuring charges, gain on sale of a non-strategic asset, write off of in-process research and development and foreign currency gains/losses may be required to be excluded from adjusted EBITDA under the terms of the Company’s credit agreements and/or management incentive plans. EBITDA is not defined under generally accepted accounting principles (GAAP), and it may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$105,706	$99,542	$207,035	$184,020

Net income	$6,291	$7,085	$10,724	$11,647
Income taxes	3,719	4,411	6,339	7,148
Net interest expense	991	1,943	2,547	3,571
Amortization of intangibles	4,367	4,535	8,595	9,083
Depreciation expense	1,482	1,365	2,996	2,776

EBITDA	$16,850	$19,339	$31,201	$34,225

EBITDA percent of revenues	15.9%	19.4%	15.1%	18.6%

Revenue

Total revenues for the three months ended June 30, 2007 increased 6.2% to $105.7 million, compared to $99.5 million for the three months ended June 30, 2006. Net license revenue increased by 4.6% to $25.1 million for the three months ended June 30, 2007, compared to $24.0 million for the three months ended June 30, 2006. Consulting revenue increased to $34.1 million for the three months ended June 30, 2007, an increase of 25.0% when compared to consulting revenues of $27.3 million for the three months ended June 30, 2006. Maintenance revenue during the three months ended June 30, 2007 was $39.7 million, a 5.8% increase compared to maintenance revenues of $37.5 million for the three months ended June 30, 2006. Hardware and other revenue for the three months ended June 30, 2007 was $6.8 million, down from $10.7 million for the three months ended June 30, 2006.

Total revenues for the six months ended June 30, 2007 increased 12.5% to $207.0 million compared to $184.0 million for the six months ended June 30, 2006. Net license revenue increased by 8.8% to $47.1 million for the six months ended June 30, 2007, compared to $43.3 million for the six months ended June 30, 2006. Consulting revenue increased to $66.8 million for the six months ended June 30, 2007, an increase of 27.9% when compared to consulting revenues of $52.2 million for the six months ended June 30, 2006. Maintenance revenue during the six months ended June 30, 2007 was $78.8 million, a 6.9% increase compared to maintenance revenues of $73.7 million for the six months ended June 30, 2006. Hardware and other revenue for the six months ended June 30, 2007 was $14.3 million, down from $14.8 million for the six months ended June 30, 2006.

The acquisition of PA during the second quarter of 2007 contributed license fee, consulting and maintenance revenues in the amounts of $0.3 million, $0.8 million and $0.1 million, respectively.

License fee revenues increased for the three and six months ended June 30, 2007, as compared to the same period in 2006. The increase is due in part to increased sales of the Company’s Vantage product. In addition, as part of the Company’s announced market and product strategy, the Company has been successful in targeting larger enterprises and closing larger software transactions and has increased sales in emerging markets. The increase in license fee revenues for the three months ended June 30, 2007, was tempered by lower than expected license sales to new customers in the United Kingdom, as well as lower than expected license sales to retail customers due to two contracts that were originally expected to be signed during the second quarter but are now expected to be signed in the third quarter. License fee revenues for the three months ended June 30, 2007 and June 30, 2006 each included one deal greater than $500,000 and no deals greater than $1 million. License fee revenues for the six months ended June 30, 2007 included four deals greater than $500,000, of which one was greater than $1 million. The deal greater than $1 million was related to the sale of a non-strategic asset (see “Gain on Sale of a Non-Strategic Asset”). This compares to two deals greater than $500,000 and no deals greater than $1 million during same period in 2006.

Consulting revenues increased for the three and six months ended June 30, 2007, as compared to the same period in 2006. This increase is primarily due to an increase in sales of software licenses, which resulted in additional implementation and other related consulting engagements. In order to meet the demand for this additional consulting work, the Company hired additional consulting personnel, resulting in an increase in consulting headcount of 29% over June 30, 2006.

Maintenance revenues increased for the three and six months ended June 30, 2007, as compared to the same period in 2006. This increase is due primarily to continued high renewal rates in the Company’s customer base, continued higher license sales and related maintenance contracts sold with new licenses and an increase in existing customers whose maintenance agreements had lapsed, but who have now renewed their maintenance agreements

Hardware and other revenues consist primarily of resale of third-party hardware. The decrease in hardware and other revenue for the three and six months ended June 30, 2007, as compared to the same period in 2006, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $40.4 million and $35.6 million for the three months ended June 30, 2007 and 2006, representing 38.2% and 35.4%, respectively, of total revenues. International revenues were $82.4 million and $67.7 million for the six months ended June 30, 2007 and 2006, representing 39.8% and 36.8%, respectively, of total revenues. Foreign currency exchange rate fluctuations resulted in 2007 foreign currency-based revenues being reported $2.3 million and $5.5 million higher for the three and six months ended June 30, 2007, respectively, than if they had been translated at 2006 foreign currency exchange rates.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended June 30, 2007 and 2006, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $4.3 million and $4.2 million, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $8.5 million and $8.5 million, respectively. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2014.

Gross Profit, including Cost of Revenues

Overall gross margins for the three and six months ended June 30, 2007 were lower than the same periods in the prior year primarily due to the revenue mix for the 2007 periods, which consisted of higher contribution from consulting, which have lower gross margins than software and maintenance.

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging, documentation and software duplication and amortization of acquired intangible assets. For the three and six months ended June 30, 2007, as compared to the same period in 2006, gross profit remained flat as costs increased comparable to the increase in revenue when compared to the same period in the prior year.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus and other headcount-related expenses for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three and six months ended June 30, 2007, as compared to the same period in 2006, primarily due to a 29% increase in headcount, the acquisition of PA, which occurred in May 2007, and an increase in stock-based compensation expense in the amounts of $0.2 million and $0.5 million, respectively. The Company is hiring additional consultants in lower cost geographies in order to support additional demand for consulting services. Until these newly hired consultants are fully trained and deployed in revenue generating activities, margins will be unfavorably impacted.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three and six months ended June 30, 2007, as compared to the same period of 2006, cost of maintenance revenues increased due to a 13% increase in headcount. However, the overall gross profit increased slightly for the three and six months ended June 30, 2007, as compared to the same period in 2006, due to higher maintenance revenue.

Cost of hardware and other revenues decreased due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in our hardware gross profit margins. Gross profit for hardware and other revenues are lower due to a change in product mix to lower margin hardware during the six months ended June 30, 2007, as compared to the same period in 2006. Gross profit remained flat for the three months ended June 30, 2007 and 2006.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in these costs for the three and six months ended June 30, 2007, as compared to the same period in 2006, is primarily due to increased headcount in sales and marketing of approximately 33% and increases in stock-based compensation of $0.6 million and $1.5 million, respectively, due primarily to the commencement of the performance based restricted stock plan, which began in the second quarter of 2006, resulting in only a partial quarter of performance based stock compensation expense in the prior year periods.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in North America, Mexico, Eastern Europe and Russia where the Company operates development centers.

Software development expenses increased in absolute dollars for the three and six months ended June 30, 2007, as compared to the same period in 2006. The increase in these costs for the three and six months ended June 30, 2007 is due to an increase in headcount of approximately 13%, compared to the same period in 2006. The Company is investing in new resources in lower cost geographies, as well as increasing headcount to focus on translation and localization. In addition, 4% of the headcount increase was related to the acquisition of PA in May of 2007. Software development expenses for the six months ended June 30, 2007 decreased as a percentage of revenue due to the increase in revenues during this period , as compared to the same period in 2006.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. These expenses were relatively consistent as a percentage of revenues, but increased for the three months ended June 30, 2007, as compared to the same period in 2006. The increase in these costs for the three and six months ended June 30, 2007, as compared to the same period in 2006, is primarily due to increases in bad debt expense and personnel-related expenses, including increases in stock based compensation of $0.6 million and $1.8 million, respectively. The increases in stock based compensation expense is primarily due to the commencement of the performance based restricted stock plan, which began in the second quarter of 2006, resulting in only a partial quarter of performance based stock compensation expense in the prior year periods.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options and restricted stock issued by the Company. For the three months ended June 30, 2007 and 2006, stock-based compensation expense was $3.3 million and $1.8 million, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was $6.7 million and $2.6 million, respectively.

At June 30, 2007, there was approximately $3.5 million of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock, and $13.0 million for performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $2.4 million and $4.7 million for the three and six months ended June 30, 2007, respectively.

At June 30, 2007, there was approximately $1.5 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$493	$264	$1,017	$396
Sales and marketing	1,148	532	2,247	785
Software development	216	162	479	247
General and administrative	1,443	803	2,951	1,187

Total stock-based compensation expense	$3,300	$1,761	$6,694	$2,615

Gain on Sale of a Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed

Consolidated Statements of Income for the six months ended June 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2007.

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

The Company recorded a provision for income taxes of $3,719,000 and $4,411,000 for the three months ended June 30, 2007 and 2006, respectively. The effective income tax rates were 37.2% and 38.4% for the three months ended June 30, 2007 and June 30, 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The Company does not believe that the effective tax rate for 2007 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carry forwards are utilized.

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

Additionally, under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the unamortized balance of other identifiable intangible assets recorded at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. The valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition is approximately $1.2 million.

It is reasonably possible in the future that positive evidence may exist to support reversal of all or a portion of the valuation allowance on foreign deferred tax.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and cash flows as of and for the six months ended June 30, 2007 and long-term debt (in millions):

2007
Cash and cash equivalents	$194.5
Working capital	189.8
Net cash provided by operating activities	20.8
Net cash (used in) investing activities	(19.1)
Net cash provided by financing activities	122.6
Long-term debt, less current portion	230.1

As of June 30, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $194.5 million and unused borrowing capacity of $99.8 million under its senior revolving credit facility. The Company’s operations provided $20.8 million in cash during the six months ended June 30, 2007. As of June 30, 2007, the Company had $1.6 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through October 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $252.2 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 24% of the related revenues.

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. The notes will pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock on May 2, 2007, which was $13.92 per share. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The notes do not contain any restrictive financial covenants.

The Company’s days sales outstanding (DSO) for the last six quarters are set forth in the following tables:

Quarter Ended:	2006
March 31	70
June 30	62
September 30	69
December 31	74

Quarter Ended:	2007
March 31	68
June 30	71

DSO’s remained in the recent historical range of 62 to 74 days, and the Company expects that they will continue to fall within this range.

The Company’s principal investing activities for the six months ended June 30, 2007 included an acquisition for $16.3 million, the sale of a non-strategic asset of $2.5 million and capital expenditures of $3.3 million.

Financing activities for the six months ended June 30, 2007 included $99.3 million in payments on long-term debt, $8.0 million in debt issuance fees and $2.7 million in the purchase of treasury stock. The Company expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements. Cash provided by financing activities included $230.0 million in proceeds from long term debt, proceeds from the issuance of stock under the employee stock purchase plan of $0.4 million and proceeds from the exercise of employee stock options in the amount of $1.6 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. As of June 30, 2007, the Company was in compliance with all covenants included in the 2006 credit facility. In connection with the credit facility, the Company agreed to certain financial covenants including maintaining minimum cash balances of $20 million. On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds and on May 8, 2007, the Company paid in full the outstanding term loan from the proceeds of the convertible note offering, see Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements. The Company may no longer borrow under the term loan portion of the 2006 credit facility. As a result, during the second quarter of 2007 the Company wrote off $0.8 million of capitalized debt issuance costs related to the term loan. This charge is included in “Interest expense” in the Company’s statement of operations.

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

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These locations are as follows: Asia, Australia, New Zealand, Europe, Middle East, North America and Mexico. The Company has significant international operations in Eastern and Central Europe, Russia and China. The Company’s operations on a combined basis include development centers in Mexico and Russia that incur expenses in foreign currencies, as well as operating offices in the above mentioned locations that incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of June 30, 2007, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

On May 8, 2007, the Company closed an offering of convertible senior notes due in 2027. These notes are due in full in 2027 and are convertible into shares of common stock at a conversion price of $18.10 per share. Because these notes are conventionally convertible, the Company has not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in the consolidated financial statements in connection with this conversion feature.

Material Changes in Contractual Obligation

The Company had a material change in significant contractual obligations from December 31, 2006, specifically the Company’s debt offering. As of June 30, 2007, future payments related to the debt offering is as follows:

	Payments Due by Period (in thousands)
	1 Year	2-3 Years	4 –5 Years	Thereafter	Total
Long-term Debt	$—	$—	$—	$230,000	$230,000
Estimated Interest Payments	5,463	10,925	10,925	81,249	108,562

Total Contractual Obligations	$5,463	$10,925	$10,925	$311,249	$338,562

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

The market for new development tools, application products and consulting and education services continues to emerge, which could negatively affect our client/server and web-based products, and, if the Company fails to respond effectively to evolving requirements of these markets, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Company’s development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in both client/server-computing and web-based environments. The Company believes that the environment for application software is continuing to change from client/server to a Web-based environment to facilitate commerce on the Internet. There can be no assurance that the market for client/server computing will continue to grow, or will not decrease, or that the Company will be able to continue to respond effectively to the evolving requirements of Web-based markets.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the manufacturing, distribution, retail, CRM and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs and (v) a larger installed customer base than the Company. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended June 30, 2007 and 2006, 38.2% and 35.4%, respectively, of total Company revenues were generated by the Company’s international operations. During the six months ended June 30, 2007 and 2006, 39.8% and 36.8%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 35% to 45% going forward. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of June 30, 2007, the Company did not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended June 30, 2007 and 2006, 16% and 14%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the six months ended June 30, 2007 and 2006, 13% and 18%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

Moreover, the Company from time to time receives claims from third parties that the Company’s software products infringe upon the intellectual property rights of others. The Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. This risk is potentially heightened in such diverse international markets as Eastern Europe, Asia and the Middle East. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. The terms of such royalty or license arrangements, if required, may not be favorable to the Company. In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers and distributors to enable them to customize the software to meet their particular requirements or translate or localize the products for resale in foreign countries, as the case may be. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers or distributors will take adequate precautions to protect the Company’s source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which the Company does business or distributes its products do not offer the same level of protection to intellectual property, as do the laws of the United States.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2004 through the second quarter of 2007, quarterly operating income has ranged from $3.4 million to $12.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2004 through the second quarter of 2007, the Company’s quarterly operating cash flows have ranged from $0.1 million used in operating activities to $18.5 million provided by operating activities. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $194.5 million at June 30, 2007. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of June 30, 2007, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended June 30, 2007, the price of the Company’s common stock ranged from a low of $9.59 to a high of $16.00. For six months ended June 30, 2007, the stock price ranged from a low of $12.78 to a high of $15.49. As of August 1, 2007, the Company had 58,345,530 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

In connection with our recent acquisitions, we currently have goodwill of $173.7 million and $54.9 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

We have a significant amount of debt and substantial debt service requirements. As of June 30, 2007, we had approximately $230 million of outstanding debt. In addition, as of June 30, 2007, $99.8 million is available for future borrowings under our credit facility, and we are permitted under the terms of our debt agreements to incur substantial additional debt.

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

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement and meeting specified requirements under GAAP may be accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable to settle the conversion spread being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share until the notes are “in the money”, and we are assumed to issue the number of shares of our common stock to settle the conversion spread.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At June 30, 2007, the Company had $194.5 million in cash and cash equivalents. Based on the investment interest rate and the balance as of June 30, 2007, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1,945,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had no principal outstanding under either its term loan or revolver at June 30, 2007. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above. Changes in interest rates do not affect the amount of interest we pay on our fixed rate senior convertible notes, but do affect the fair value of the debt.

Foreign Currency Risk. The Company did not have any foreign currency forward or option contracts open as of June 30, 2007. International revenues represented 38.2% of the Company’s total revenues for the three months ended June 30, 2007, and 31.2% of revenues were denominated in foreign currencies. International revenues represented 39.8% of the Company’s total revenues for the six months ended June 30, 2007, and 28.5% of revenues were denominated in foreign currencies. The Company had unrealized and realized transactional foreign currency gains for the three and six months ended June 30, 2007 of $186,000 and $157,000, respectively. For the three and six months ended June 30, 2007, these transactional gains were primarily due to inter-company revenues and cost of sales. The year-to-date foreign currency transactional gains also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $2,262,000 for the six months ended June 30, 2007, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
April 1, 2007 to April 30, 2007	4,375	$14.60		N/A	N/A
May 1, 2007 to May 31, 2007	14,525	$14.70		N/A	N/A
June 1, 2007 to June 30, 2007	—	—		N/A	N/A

Total	18,900	$14.68	(1)

(1)	Represents the weighted average price per share purchased during the second quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 22, 2007, the Company held its annual meeting of stockholders. At this meeting 53,732,188 shares of Common Stock were available for voting.

At the meeting, L. George Klaus, Michael Kelly, Thomas F. Kelly, Robert H. Smith and Harold D. Copperman were elected as directors of the Company by the Common stockholders. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

Name	Votes For	Withheld Authority
L. George Klaus	51,619,074	2,113,114
Michael Kelly	51,941,752	1,790,436
Thomas F. Kelly	51,753,296	1,978,892
Harold D. Copperman	51,926,146	1,806,042
Robert H. Smith	51,123,810	2,608,378

With respect to the second proposal to approve the Company’s 2007 Stock Incentive Plan, 38,957,273 shares of Common Stock voted in favor of this proposal, 9,448,508 shares of Common Stock voted against and 39,009 shares of Common Stock abstained from voting. There were 5,287,398 broker non-votes on this proposal.

With respect to the proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ended December 31, 2007, 51,846,944 shares of Common Stock voted in favor of this proposal, 1,861,156 shares of Common Stock voted against, and 24,087 shares of Common Stock abstained from voting. There were no broker non-votes on this proposal.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date:	August 9, 2007	/s/ Michael A. Piraino
Michael A. Piraino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location

1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

4.1	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007	(47)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

Exhibit No.	Description	Location

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(42)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)

Exhibit No.	Description	Location

10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)

10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)

10.93*	Amended Management Retention Agreement	(48)

10.94	First Amendment to Credit Agreement, dated as of May 1, 2007, among the Company, the lenders party thereto, and KeyBank National Association, as Administrative Agent, Sole Book Manager and Letter of Credit Issuing Lender	(46)

10.95	2007 Stock Incentive Plan	(49)

10.96	Form of Time-based restricted stock agreement	(50)

10.97	Form of Performance-based restricted stock agreement	(50)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 14, 2007.

(48)	Incorporated by reference the Company Quarterly Report on Form 10-Q filed May 10, 2007.

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2007.

(50)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 18, 2007.