Form 10-Q
period 2007-09-30
EPICOR SOFTWARE CORP
filed 2007-11-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 58,431,576 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,700	$70,178
Short-term investments	1,333	—
Accounts receivable, net of allowance for doubtful accounts of $7,702 and $6,378 as of 2007 and 2006, respectively	84,438	83,965
Deferred income taxes	17,652	17,909
Inventory, net	5,690	4,885
Prepaid expenses and other current assets	7,749	7,587

Total current assets	332,562	184,524
Property and equipment, net	13,757	12,251
Deferred income taxes	21,797	19,836
Intangible assets, net	50,860	56,209
Goodwill	174,712	163,360
Other assets	12,518	5,710

Total assets	$606,206	$441,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,054	$14,298
Accrued compensation and benefits	21,470	24,236
Other accrued expenses	28,192	26,683
Current portion of long-term debt	105	1,102
Current portion of accrued restructuring costs	1,166	795
Current portion of deferred revenue	63,946	63,726

Total current liabilities	128,933	130,840

Long-term debt, less current portion	230,354	98,273
Long-term portion of accrued restructuring costs	438	876
Long-term portion of deferred revenue	968	1,271
Long-term deferred income taxes and other income taxes	8,148	2,010

Total long-term liabilities	239,908	102,430

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	60	59
Additional paid-in capital	363,049	350,605
Less: treasury stock at cost	(13,771)	(10,895)
Accumulated other comprehensive income (loss)	553	(954)
Accumulated deficit	(112,526)	(130,195)

Total stockholders’ equity	237,365	208,620

Total liabilities and stockholders’ equity	$606,206	$441,890

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	$24,094	$23,892	$71,229	$67,199
Consulting	32,752	26,028	99,575	78,255
Maintenance	40,149	37,985	118,902	111,687
Hardware and other	6,105	7,805	20,429	22,589

Total revenues	103,100	95,710	310,135	279,730
Cost of revenues	46,284	41,402	141,340	121,197
Amortization of intangible assets	4,474	4,250	12,959	12,744

Total cost of revenues	50,758	45,652	154,299	133,941

Gross profit	52,342	50,058	155,836	145,789
Operating expenses:
Sales and marketing	18,300	17,332	55,745	48,755
Software development	9,129	8,615	27,379	25,791
General and administrative	12,800	13,750	42,634	39,072
Restructuring charges	985	—	1,207	—

Total operating expenses	41,214	39,697	126,965	113,618

Income from operations	11,128	10,361	28,871	32,171
Interest expense	(1,808)	(2,187)	(6,660)	(6,398)
Gain on sale of a non-strategic asset	—	—	1,579	—
Interest and other income, net	3,380	607	5,973	1,803

Income before income taxes	12,700	8,781	29,763	27,576
Provision for income taxes	4,623	3,357	10,962	10,505

Net income	$8,077	$5,424	$18,801	$17,071

Comprehensive income:
Net income	$8,077	$5,424	$18,801	$17,071
Unrealized foreign currency translation gain (loss)	717	(35)	1,507	(279)

Comprehensive income	$8,794	$5,389	$20,308	$16,792

Net income per share:
Basic	$0.14	$0.10	$0.33	$0.31
Diluted	$0.14	$0.10	$0.32	$0.30
Weighted average common shares outstanding:
Basic	57,310	56,030	57,008	55,800
Diluted	58,038	57,003	57,885	56,859

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$18,801	$17,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,663	17,731
Stock-based compensation expense	8,219	5,835
Provision for doubtful accounts	3,238	1,624
Gain on sale of a non-strategic asset	(1,579)	—
Restructuring charges	1,207	—
Excess tax benefits from share-based payment arrangements	(1,265)	(1,518)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,722)	(4,637)
Inventory	(804)	(2,094)
Prepaid expenses and other current assets	156	(356)
Other assets	1,367	639
Deferred income taxes	2,851	—
Accounts payable	(340)	5,963
Accrued expenses	(1,085)	(5,547)
Accrued restructuring costs	(1,111)	(1,215)
Deferred revenue	(1,614)	276

Net cash provided by operating activities	42,982	33,772

Investing activities
Purchases of property and equipment	(5,464)	(3,596)
Proceeds from sale of a non-strategic asset	2,500	—
Purchase of short-term investments	(1,333)	—
Proceeds from sale of short-term investments	—	3,271
Cash paid for acquisitions, net of cash acquired	(16,690)	(619)

Net cash (used in) provided by investing activities	(20,987)	(944)

Financing activities
Proceeds from long-term debt	230,000	122,000
Principal payments on long-term debt	(99,368)	(136,759)
Debt issuance fees	(8,043)	(1,675)
Proceeds from exercise of stock options	2,209	1,332
Proceeds from employee stock purchase plan	678	1,086
Excess tax benefits from share-based payment arrangements	1,265	1,518
Issuance of restricted stock	—	2
Purchase of treasury stock	(2,876)	(129)

Net cash provided by (used in) financing activities	123,865	(12,625)

Effect of exchange rate changes on cash	(338)	7

Net increase in cash and cash equivalents	145,522	20,210
Cash and cash equivalents at beginning of period	70,178	49,768

Cash and cash equivalents at end of period	$215,700	$69,978

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2007. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods.

Note 2. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of consulting revenues	$157,000	$339,000	$882,000	$593,000
Cost of maintenance revenues	77,000	142,000	369,000	284,000
Sales and marketing	440,000	966,000	2,686,000	1,751,000
Software development	144,000	275,000	623,000	522,000
General and administrative	707,000	1,497,000	3,659,000	2,685,000

Total stock-based compensation expense	$1,525,000	$3,219,000	$8,219,000	$5,835,000

Net cash proceeds from the exercise of stock options were $592,000 and $683,000 for the three months ended September 30, 2007 and 2006, respectively, and were $2,209,000 and $1,332,000 for the nine months ended September 30, 2007 and 2006, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the nine months ended September 30, 2007 and 2006, net cash provided by operating activities decreased by, and financing activities increased by, $1,265,000 and $1,518,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit related to stock-based compensation for the three months ended September 30, 2007 and 2006 was $452,000 and $771,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $2,394,000 and $1,856,000, respectively. No share-based compensation was capitalized for the three or nine months ended September 30, 2007 and 2006.

During 2007, the Company granted 869,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2007 and 2008 plan years. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2007 and 2008. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse, until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

The performance conditions for each year are independent of the performance condition for the other year. Therefore, although compensation expense for all years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year. In addition, the compensation expense for each year is estimated and a pro rata amount is accrued on a quarterly basis. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year.

The Company withholds a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of September 30, 2007, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the quarterly vesting of restricted stock grants and vesting of the performance-based restricted stock, during the three and nine months ended September 30, 2007, the Company acquired 10,000 and 206,000, shares of common stock, respectively, at a value of $137,000 and $2,876,000, respectively.

At September 30, 2007, there was approximately $3,040,000 of total unrecognized compensation expense related to restricted stock, excluding performance-based restricted stock, and $10,112,000 related to performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $706,000 and $5,390,000 for the respective three and nine months ended September 30, 2007.

At September 30, 2007, there was approximately $1,043,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The fair value of restricted stock that vested during the three months ended September 30, 2007 and 2006 was $472,000 and $499,000, respectively. The fair value of restricted stock that vested during the nine months ended September 30, 2007 and 2006 was $7,047,000 and $499,000, respectively.

No options were granted during the three or nine months ended September 30, 2007 and 2006. There were 149,523 options exercised during the three months ended September 30, 2007. There were 405,078 options exercised during the nine months ended September 30, 2007. As of September 30, 2007, there were 2,005,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.4 years, $7.55 and $12,957,000, respectively. As of September 30, 2007, there were 2,130,000 options vested and expected to vest with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.5 years, $7.80 and $13,198,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans.

The aggregate intrinsic value above represents the total pretax intrinsic value, the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock.

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

The Company enters into contractual arrangements with end-users of its products to sell software licenses, maintenance services, consulting services and hosting services, either separately or various combinations thereof. For each arrangement, revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of the fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

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

In certain instances, the Company enters into arrangements that include two or more non-software products or services such as hardware and related services. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with the Company’s revenue recognition policy, for each element.

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

The Company has recorded unbilled consulting revenues totaling $4,025,000 and $2,955,000 at September 30, 2007 and December 31, 2006, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

For the three months ended September 30, 2007 and 2006, options to purchase 453,000 and 1,212,000 shares of common stock, respectively, with weighted average prices of $14.56 and $13.20, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive. For the nine months ended September 30, 2007 and 2006, options to purchase 483,000 and 934,000 shares of common stock, respectively, with weighted average prices of $14.55 and $12.34, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. No shares are included in the calculation of diluted net income per share as the notes are only dilutive when the common stock price exceeds the conversion price. See Note 13.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income applicable to common stockholders	$8,077	$5,424	$18,801	$17,071

Basic:
Weighted average common shares outstanding	59,666	58,499	59,376	57,075
Weighted average common shares of unvested restricted stock	(2,356)	(2,469)	(2,368)	(1,275)

Shares used in the computation of basic net income per share	57,310	56,030	57,008	55,800

Net income per share applicable to common stockholders – basic	$0.14	$0.10	$0.33	$0.31

Diluted:
Shares used in the computation of basic net income per share	57,310	56,030	57,008	55,800
Stock options and employee stock purchase plan (ESPP) shares	678	943	733	964
Unvested restricted stock	50	30	144	95

Shares used in the computation of diluted net income per share	58,038	57,003	57,885	56,859

Net income per share applicable to common stockholders – diluted	$0.14	$0.10	$0.32	$0.30

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

The purchase price was preliminarily allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets. Additionally, the Company expects that the transaction costs amount will increase during the fourth quarter of 2007 as related legal and accounting charges are finalized. Any increase in these costs will increase the purchase price and consequently increase the amount of goodwill recorded in the transaction. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Cash	$16,000
Transaction costs	627

Total	$16,627

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,622
Accrued liabilities	(632)
Deferred revenue	(339)

Net assets acquired	$16,627

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations. See Note 6 for a discussion of goodwill and intangibles acquired.

Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets as well as $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1,579,000 which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007.

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2006 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the nine months ended September 30, 2007 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2006	$50,829	$34,194	$78,337	$163,360
PA acquisition	2,091	6,612	1,919	10,622
Sale of non-strategic asset	—	(786)	—	(786)
Foreign currency translation	312	495	483	1,290
Other	56	40	130	226

Balance as of September 30, 2007	$53,288	$40,555	$80,869	$174,712

The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years
Third party funded development agreement	2.5 years

The following table summarizes the components of intangible assets (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$78,692	$51,508	$27,184	$77,401	$42,689	$34,712
Customer base	37,154	17,617	19,537	30,315	14,657	15,658
Trademark	10,296	6,194	4,102	10,290	4,647	5,643
Third party funded development	950	950	—	950	950	—
Covenant not to compete	2,159	2,122	37	2,115	1,919	196

Total	$129,251	$78,391	$50,860	$121,071	$64,862	$56,209

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended September 30, 2007 and 2006 was $4,474,000 and $4,250,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended September 30, 2007 and 2006 was $50,000 and $261,000, respectively. Amortization expense of the Company’s intangible assets included in cost of revenues for the nine months ended September 30, 2007 and 2006 was $12,959,000 and $12,744,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the nine months ended September 30, 2007 and 2006 was $160,000 and $850,000, respectively. Estimated amortization expense for the remainder of 2007, 2008, 2009, 2010, 2011 and thereafter is approximately $4,575,000, $16,870,000, $12,933,000, $9,773,000, $3,466,000 and $3,243,000, respectively.

Intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. As of September 30, 2007, the Company has not identified any indicators of impairment associated with identified intangible assets.

Note 7. Restructuring Charges

2007 Restructuring Charges

During the third quarter of 2007, the Company recorded restructuring charges of $985,000. This charge represents severance costs of $850,000 and facility charges of $135,000 related to the third quarter 2007 restructuring. In connection with these restructuring activities, the Company terminated 24 employees or approximately 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations have been completed. The facilities charges related to terminating a lease to an office in Europe and the related leasehold improvements on the facility.

During the nine months ended September 30, 2007, the Company made $1,273,000 in cash payments or otherwise settled against reserves associated with its restructuring activities. During the nine months ended September 30, 2007, an additional reserve of $221,000 was recorded as a result of a change in estimate related to the restructuring reserves.

Note 8. Credit Facility

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), consisting of a term loan and a revolver. On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds. On May 8, 2007, the Company used a portion of the proceeds of an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 to repay in full the $94 million balance of the term loan. On May 1, 2007 the credit agreement was amended to permit this debt offering described in Note 13.

At September 30, 2007 there was no principal outstanding under either the term loan or revolver due to the aforementioned payments. The Company may no longer borrow under the term loan portion of the 2006 credit facility. As a result, during the second quarter of 2007 the Company wrote off $842,000 of capitalized debt issuance costs related to the term loan. This charge is included in “Interest expense” in the Company’s statement of operations. As of September 30, 2007, the Company was in compliance with all covenants included in the terms of the 2006 credit facility.

Note 9. Provision for Income Taxes

The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. As a result of adoption, the Company recognized a charge of $1.2 million to the January 1, 2007 retained earnings balance. At January 1, 2007, the Company had $21.3 million of gross unrecognized tax benefits, of which $2.5 million would reduce the effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $15.1 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the valuation allowance of $12.4 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the effective tax rate. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the adoption date, the Company had approximately $140,000 of accrued interest and penalties related to uncertain tax positions. As of September 30, 2007, the Company has approximately $215,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1994 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in various locations including Canada and United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of September 30, 2007 will significantly increase or decrease within 12 months.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $4,623,000 and $3,357,000 for the three months ended September 30, 2007 and 2006, respectively. The effective income tax rates were 36.4% and 38.2% for the three months ended September 30, 2007 and September 30, 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The Company does not believe that the effective tax rate for 2007 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carryforwards are utilized.

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

The Company regularly reviews the deferred tax assets for recoverability and the need for a valuation allowance. The Company analyzes both negative and positive evidence, and the strength of such evidence. This analysis includes assessment by jurisdiction of forecasted and historic financial performance and taxable income, performance compared to profit and revenue targets, strength or weakness of revenue generating functions, expense forecasts, and other factors. The valuation allowance will continue to be evaluated over future quarters. It is likely that the Company’s on-going recoverability assessment could ultimately determine that more likely than not all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, and the valuation allowance could be decreased or eliminated altogether. Future period reductions of valuation allowance related to certain acquired Scala deferred tax assets will be first credited to goodwill.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the formulation of estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis, analyzing all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of the Company’s net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

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

Operating segment data for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Software Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended September 30, 2007:
Revenues	$24,094	$32,752	$40,149	$6,105	$103,100
Cost of revenues	10,042	26,899	8,608	5,209	50,758

Gross profit	$14,052	$5,853	$31,541	$896	$52,342

Three months ended September 30, 2006:
Revenues	$23,892	$26,028	$37,985	$7,805	$95,710
Cost of revenues	9,177	20,944	8,620	6,911	45,652

Gross profit	$14,715	$5,084	$29,365	$894	$50,058

Nine months ended September 30, 2007:
Revenues	$71,229	$99,575	$118,902	$20,429	$310,135
Cost of revenues	28,510	81,804	26,101	17,884	154,299

Gross profit	$42,719	$17,771	$92,801	$2,545	$155,836

Nine months ended September 30, 2006:
Revenues	$67,199	$78,255	$111,687	$22,589	$279,730
Cost of revenues	26,156	62,749	25,170	19,866	133,941

Gross profit	$41,043	$15,506	$86,517	$2,723	$145,789

Note 11. Commitments and Contingencies

Employment Agreements

The Company has entered into agreements that provide its executive officers with compensation totaling from 6 to 18 months base salary and bonus in the event the Company terminates the executive without cause, including as a result of or following a change of control of the Company. The agreements also call for such payments, as well as the acceleration of vesting of certain stock options and restricted stock, under certain circumstances related primarily to a change in control of the Company.

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

Note 12. New Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on an investment-by-investment basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157, “Fair Value Measurements” (SFAS 157). The Company does not anticipate that adoption of this standard will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company does not anticipate that adoption of this standard will have a material effect on its consolidated financial statements.

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

In July 2007, the FASB issued a proposed Staff Position (FSP APB 14-a) that applies to convertible debt instruments, including the Company’s 2.375% convertible notes, that may be settled in whole or in part with cash upon conversion. The proposed FSP APB 14-a would require the Company to allocate a portion of the proceeds of the notes to the embedded conversion feature, based on the estimated fair value of the conversion feature. The conversion feature would be accounted for as a discount on the notes and amortized as non-cash interest expense over the expected term of the notes, resulting in an increase to the Company’s reported interest expense. If the proposed FSP APB 14-a is issued in its current form, the Company would be required to adopt it as of January 1, 2008, retroactively applied to the May 2007 issuance date of the notes, with the cumulative effect charged to retained earnings. The proposed FSP could materially impact the Company’s results of operations and earnings per share, but would have no impact on the Company’s cash flows.

Note 14. Subsequent Event

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may” or “will,” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results; (ii) the impact of new accounting pronouncements; (iii) the Company’s product development plans; (iv) the Company’s capital spending; (v) the Company’s future cash flow from operations; (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments; (vii) the effect of current legal proceedings; (viii) future cash tax payments and net operating loss carry forwards; (ix) the future use of forward or other hedging contracts; (x) the future impact of recent acquisitions on the Company; (xi) future investments in product development; (xii) schedule of amortization of intangible assets (xiii) future day sales outstanding figures and (xiv) future impact of valuation allowance review. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 31 to 41. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at September 30, 2007. Receivables from customers are generally unsecured.

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

The Company regularly reviews the deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods.

The Company currently has a valuation allowance on certain foreign deferred tax assets. With respect to the foreign valuation allowance, the Company analyzes both positive and negative evidence, and the strength of such evidence. This analysis includes assessment by jurisdiction of cumulative profits or losses, historic and forecasted taxable income, current financial performance, attainment or underperformance of profitability and revenue targets, strength or weakness of revenue generating functions, availability of tax strategies that would generate sustainable taxable income and other factors. The Company expects to maintain the valuation allowance on certain foreign deferred tax assets until an appropriate level of positive evidence is sustained that would enable us to conclude that it is more likely than not that all or a portion of these deferred tax assets will be realizable. The valuation allowance will continue to be evaluated over future quarters. If during the Company’s on-going recoverability assessment, it is ultimately determined that it is more likely than not that all or a portion of the remaining deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated altogether which will result in a temporary decrease to the Company’s effective tax rate and/or adjustments to additional paid-in capital and goodwill. It is likely in the future that positive evidence may exist to support reversal of all or a portion of the valuation allowance on foreign deferred tax assets.

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

The purchase price was preliminarily allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The preliminary allocation and the estimates and assumptions are subject to change. The significant areas of the purchase price allocation that are not yet finalized relate to the valuation of identified intangible assets. Additionally, the Company expects that the transaction costs amount will increase during the fourth quarter of 2007 as related legal and accounting charges are finalized. Any increase in these costs will increase the purchase price and consequently increase the amount of goodwill recorded in the transaction. The following table summarizes the preliminary allocation of the purchase price, which is subject to completion (in thousands):

Cash	$16,000
Transaction costs	627

Total	$16,627

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,622
Accrued liabilities	(632)
Deferred revenue	(339)

Net assets acquired	$16,627

Sale of a Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well as $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1.6 million which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007.

2007 Restructuring Charges

During the third quarter of 2007, the Company recorded restructuring charges of $1.0 million. This charge represents severance costs of $0.9 million and facility charges of $0.1 million related to the third quarter 2007 restructuring. In connection with these restructuring activities, the Company terminated 24 employees or approximately 1% of the Company’s workforce at that time, from various functions across the Company. All of these terminations have been completed. The facilities charges related to terminating a lease to an office in Europe and the related leasehold improvements on the facility.

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

The net proceeds of the offering were $222.0 million after deducting the underwriters’ discounts and commissions and offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under its credit facility. The balance of the net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include funding acquisitions of businesses, technologies or product lines, although the Company currently has no commitments or agreements for any such specific acquisitions. The Company may also use a portion of the remaining net proceeds to repurchase outstanding shares of its common stock. See Note 13 in Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

In July 2007, the FASB issued a proposed Staff Position (FSP APB 14-a) that applies to convertible debt instruments, including the Company’s 2.375% convertible notes, that may be settled in whole or in part with cash upon conversion. The proposed FSP APB 14-a would require the Company to allocate a portion of the proceeds of the notes to the embedded conversion feature, based on the estimated fair value of the conversion feature. The conversion feature would be accounted for as a discount on the notes and amortized as non-cash interest expense over the expected term of the notes, resulting in an increase to the Company’s reported interest expense. If the proposed FSP APB 14-a is issued in its current form, the Company would be required to adopt it as of January 1, 2008, retroactively applied to the May 2007 issuance date of the notes, with the cumulative effect charged to retained earnings. The proposed FSP could materially impact the Company’s results of operations and earnings per share, but would have no impact on the Company’s cash flows.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change $	Change %	2007	2006	Change $	Change %
Revenues:
License fees	$24.1	$23.9	$0.2	0.8%	$71.2	$67.2	$4.0	6.0%
Consulting	32.8	26.0	6.8	25.8%	99.6	78.3	21.3	27.2%
Maintenance	40.1	38.0	2.1	5.7%	118.9	111.7	7.2	6.5%
Hardware and other	6.1	7.8	(1.7)	(21.8)%	20.4	22.6	(2.2)	(9.6)%

Total revenues	$103.1	$95.7	$7.4	7.7%	$310.1	$279.8	$30.3	10.9%
Gross profit %:
License fees	58.3%	61.6%			60.0%	61.1%
Consulting	17.9%	19.5%			17.8%	19.8%
Maintenance	78.6%	77.3%			78.0%	77.5%
Hardware and other	14.7%	11.5%			12.5%	12.1%
Amortization of intangible assets	$4.5	$4.3	$0.2	5.3%	$13.0	$12.7	$0.3	1.7%
% of total revenues	4.3%	4.4%			4.2%	4.6%
Gross profit	$52.3	$50.1	$2.2	4.6%	$155.8	$145.8	$10.0	6.9%
% of total revenues	50.8%	52.3%			50.2%	52.1%
Sales and marketing	$18.3	$17.3	$1.0	5.6%	$55.7	$48.8	$6.9	14.3%
% of total revenues	17.7%	18.1%			18.0%	17.4%
Software development	$9.1	$8.6	$0.5	6.0%	$27.4	$25.8	$1.6	6.2%
% of total revenues	8.9%	9.0%			8.8%	9.2%
General and administrative	$12.8	$13.8	$(1.0)	(6.9)%	$42.6	$39.1	$3.5	9.1%
% of total revenues	12.4%	14.4%			13.7%	14.0%
Restructuring charges	$1.0	$—	$1.0	100.0%	$1.2	$—	$1.2	100.0%
% of total revenues	1.0%	0.0%			0.4%	0.0%
Gain on sale of a non-strategic asset	$—	$—	$—	—%	$1.6	$—	$1.6	100.0%
% of total revenues	0.0%	0.0%			0.5%	0.0%
Provision for income taxes	$4.6	$3.4	$1.2	37.7%	$11.0	$10.5	$0.5	4.4%
Effective tax rate	36.4%	38.2%			36.8%	38.1%
Net income	$8.0	$5.4	$2.6	48.9%	$18.8	$17.1	$1.7	10.1%
% of total revenues	7.8%	5.7%			6.1%	6.1%

Revenue

Total revenues for the three months ended September 30, 2007 increased 7.7% to $103.1 million, compared to $95.7 million for the three months ended September 30, 2006. Net license revenue increased by 0.8% to $24.1 million for the three months ended September 30, 2007, compared to $23.9 million for the three months ended September 30, 2006. Consulting revenue increased to $32.8 million for the three months ended September 30, 2007, an increase of 25.8% when compared to consulting revenues of $26.0 million for the three months ended September 30, 2006. Maintenance revenue during the three months ended September 30, 2007 was $40.1 million, a 5.7% increase compared to maintenance revenues of $38.0 million for the three months ended September 30, 2006. Hardware and other revenue for the three months ended September 30, 2007 was $6.1 million, down from $7.8 million for the three months ended September 30, 2006.

Total revenues for the nine months ended September 30, 2007 increased 10.9% to $310.1 million compared to $279.8 million for the nine months ended September 30, 2006. Net license revenue increased by 6.0% to $71.2 million for the nine months ended September 30, 2007, compared to $67.2 million for the nine months ended September 30, 2006. Consulting revenue increased to $99.6 million for the nine months ended September 30, 2007, an increase of 27.2% when compared to consulting revenues of $78.3 million for the nine months ended September 30, 2006. Maintenance revenue during the nine months ended September 30, 2007 was $118.9 million, a 6.5% increase compared to maintenance revenues of $111.7 million for the nine months ended September 30, 2006. Hardware and other revenue for the nine months ended September 30, 2007 was $20.4 million, down from $22.6 million for the nine months ended September 30, 2006.

License fee revenues increased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. The increase is due to increased sales, including migrations, of the Company’s Vantage product, as well as an increase in license sales of other products domestically and internationally. License fee revenue growth for the three months ended September 30, 2007 was tempered by the Company’s continued focus on selling larger license transactions, which have longer sales cycles, and resulted in fewer than expected larger license deals closing in the quarter ended September 30, 2007. The company’s lower than expected software license revenue was also due in part to a reduced focus, when compared to previous quarters, on opportunities in the middle and lower middle markets. License fee revenues for the three months ended September 30, 2007 and 2006 included two sales and six sales greater than $0.5 million, respectively, and no sales greater than $1.0 million. License fee revenues for the nine months ended September 30, 2007 included six sales greater than $0.5 million, of which one was greater than $1.0 million. The sale greater than $1.0 million was related to the sale of a non-strategic asset (see “Gain on Sale of a Non-Strategic Asset”). License fee revenues for the nine months ended September 30, 2006 included eight sales greater than $0.5 million of which none were greater than $1.0 million

Consulting revenues increased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. This increase is primarily due to successful sales of larger consulting engagements and the Company’s strategic objective of providing an expanded offering of professional services, such as managed services and hosting. In order to meet the demand for this additional consulting work, the Company hired additional consulting personnel and acquired personnel as part of the PA acquisition, resulting in an increase in consulting headcount of 15% as of September 30, 2007 compared to September 30, 2006.

Maintenance revenues increased for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. This increase is due primarily to continued high renewal rates in the Company’s customer base, continued higher license sales and related maintenance contracts sold with new licenses and an increase in existing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of resales of third-party hardware. The decrease in hardware and other revenue for the three and nine months ended September 30, 2007, as compared to the same period in 2006, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $40.0 million and $34.3 million for the three months ended September 30, 2007 and 2006, representing 38.8% and 35.9%, respectively, of total revenues. International revenues were $122.4 million and $102.0 million for the nine months ended September 30, 2007 and 2006, representing 39.5% and 36.5%, respectively, of total revenues. The increase is primarily due to successful sales of larger consulting engagements and the Company’s strategic objective of providing an expanded offering of professional services. Foreign currency exchange rate fluctuations resulted in 2007 foreign currency-based revenues being reported $2.4 million and $7.9 million higher for the three and nine months ended September 30, 2007, respectively, than if they had been translated at 2006 foreign currency exchange rates.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized on a straight-line basis over the estimated economic life of the assets. For the three months ended September 30, 2007 and 2006, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $4.5 million and $4.3 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $13.0 million and $12.7 million, respectively. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2014.

Cost of Revenues and Gross Margins

Overall gross margins for the three and nine months ended September 30, 2007 were lower than the same periods in the prior year primarily due to the revenue mix for the 2007 periods, which consisted of higher contribution from consulting, which has lower gross margins than software and maintenance.

Cost of license fee revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to value added resellers (VAR), costs associated with product packaging, documentation and software duplication, and amortization of acquired intangible assets. For the three and nine months ended September 30, 2007, as compared to the same period in 2006, gross profit decreased as costs increased due to the mix of products sold and an increase in amortization related to the PA acquisition in May of 2007.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. The Company had an increase in these costs for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to a 15% increase in headcount. In order to support the market demand for services, the Company has continued to hire resources located in lower cost geographies. As a result of this strategy, the consulting services margins were unfavorably impacted as the new hires were being trained for their scheduled deployment on revenue generating activities.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products and salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended September 30, 2007, as compared to the same period of 2006, cost of maintenance revenues was flat. For the nine months ended September 30, 2007, as compared to the same period of 2006, cost of maintenance revenues increased due to a 15% increase in headcount. Overall gross profit increased slightly for the three and nine months ended September 30, 2007, as compared to the same period in 2006, due to higher maintenance revenue which was offset by the Company’s resource investment in lower cost geographies to support additional demand for the Company’s products.

Cost of hardware and other revenues decreased due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in our hardware gross profit margins. Gross profit for hardware and other revenues remained relatively flat during the nine months ended September 30, 2007 compared to the same period in 2006, but increased slightly during the three months ended September 30, 2007 compared to the same period in 2006 due to product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in these costs for the three and nine months ended September 30, 2007, compared to the same periods in 2006 is primarily due to increased headcount of approximately 20%. Additionally, variable compensation, which includes stock-based compensation and commission expense, decreased for the three months ended September 30, 2007 compared to the same period in 2006; however, these costs increased for the nine months ended September 30, 2007 compared to the same period in 2006.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States, Mexico, Eastern Europe and Russia where the Company operates development centers.

Software development expenses increased in absolute dollars for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in these costs is due to an increase in headcount of approximately 18%. The Company is investing in new resources in lower cost geographies, as well as increasing headcount to focus on translation and localization. Software development expenses for the three and nine months ended September 30, 2007 decreased as a percentage of revenue compared to the same periods in 2006.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. These expenses decreased as a percentage of revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily due to the Company’s efforts to control costs in this area. General and administrative expenses decreased in absolute dollars for the three months ended September 30, 2007, as compared to the same period of 2006, as a result of a decrease in stock-based compensation expense due to a reduction in the estimated number of performance-based restricted shares expected to be earned during 2007 and a decrease in amortization expense related to intangible assets which were fully amortized. General and administrative expenses increased for the nine months ended September 30, 2007, compared to the same period in 2006, as a result of an increase in stock-based compensation expense of $1.0 million due primarily to additional grants of shares in the performance-based restricted stock plan. The remaining increase is related to increases in the provision for doubtful accounts and personnel-related expenses, offset by a decrease in amortization expense.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options and restricted stock issued by the Company. For the three months ended September 30, 2007 and 2006, stock-based compensation expense was $1.5 million and $3.2 million, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was $8.2 million and $5.8 million, respectively.

At September 30, 2007, there was approximately $3.0 million of total unrecognized compensation cost related to restricted stock, excluding performance-based restricted stock, and $10.1 million for performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $0.7 million and $5.4 million for the three and nine months ended September 30, 2007, respectively.

At September 30, 2007, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of consulting revenues	$157	$339	$882	$593
Cost of maintenance revenues	77	142	369	284
Sales and marketing	440	966	2,686	1,751
Software development	144	275	623	522
General and administrative	707	1,497	3,659	2,685

Total stock-based compensation expense	$1,525	$3,219	$8,219	$5,835

Restructuring Charges

During the third quarter of 2007, the Company recorded restructuring charges of $1.0 million. This charge represents severance costs of $0.9 million and facility charges of $0.1 million related to the third quarter 2007 restructuring. The facility charges related to terminating a lease to an office in Europe and the related leasehold improvements on the facility. During the nine months ended September 30, 2007, an additional reserve of $0.2 million was recorded as a result of a change in estimate related to the restructuring reserves

Gain on Sale of a Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well as $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the acquisition of Scala and $22,000 of net tangible assets, resulting in a net gain of $1.6 million which is included in “gain on sale of a non-strategic asset” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007.

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

The Company recorded a provision for income taxes of $4.6 million and $3.4 million for the three months ended September 30, 2007 and 2006, respectively. The effective income tax rates were 36.4% and 38.2% for the three months ended September 30, 2007 and September 30, 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The Company does not believe that the effective tax rate for 2007 is indicative of the amount of cash taxes the Company will actually pay during those periods. The Company does not expect to incur significant cash tax payments until all net operating loss carryforwards are utilized.

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

With respect to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala, the Company analyzes both positive and negative evidence, and the strength of such evidence in its on-going recoverability assessment. The Company expects to maintain the valuation allowance until an appropriate level of positive evidence is sustained that would enable us to conclude that it is more likely than not that all or a portion of these deferred tax assets will be realizable. The valuation allowance will continue to be evaluated over future quarters. It is likely in the future that positive evidence may exist to support reversal of all or a portion of the valuation allowance on foreign deferred tax assets. Future period reductions of valuation allowance related to certain acquired Scala deferred tax assets will be first credited to goodwill.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the nine months ended September 30, 2007 (in millions):

2007
Cash and cash equivalents	$215.7
Working capital	203.6
Net cash provided by operating activities	42.9
Net cash (used in) investing activities	(21.0)
Net cash provided by financing activities	124.0
Long-term debt, less current portion	230.4

As of September 30, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $215.7 million and unused borrowing capacity of $100 million under its senior revolving credit facility. The Company’s operations provided $42.9 million in cash during the nine months ended September 30, 2007. As of September 30, 2007, the Company had $1.6 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through October 2009 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $267.6 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 24% of the related revenues.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors.

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

The Company’s days sales outstanding (DSO) for the last seven quarters are set forth in the following tables:

Quarter Ended:	2006
March 31	70
June 30	62
September 30	69
December 31	74

Quarter Ended:	2007
March 31	68
June 30	71
September 30	75

DSO’s were one day above the recent historical range of 62 to 74 days due primarily to the Company’s relatively higher mix of consulting revenues and relatively longer payment cycles associated with this line of business, particularly in international locations.

The Company’s principal investing activities for the nine months ended September 30, 2007 included an acquisition for $16.7 million, the sale of a non-strategic asset of $2.5 million and capital expenditures of $5.5 million.

Financing activities for the nine months ended September 30, 2007 included $99.4 million in payments on long-term debt, $8.0 million in debt issuance fees and $2.9 million in the purchase of treasury stock. The Company expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements. Cash provided by financing activities included $230.0 million in proceeds from long term debt, proceeds from the issuance of stock under the employee stock purchase plan of $0.7 million and proceeds from the exercise of employee stock options in the amount of $2.2 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provides for revolving loans of up to $100 million and a term loan facility of up to $100 million. As of September 30, 2007, the Company was in compliance with all covenants included in the 2006 credit facility. In connection with the credit facility, the Company agreed to certain financial covenants including maintaining minimum cash balances of $20 million. On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds and on May 8, 2007, the Company paid in full the outstanding term loan from the proceeds of the convertible note offering, see Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements. The Company may no longer borrow under the term loan portion of the 2006 credit facility. As a result, during the second quarter of 2007 the Company wrote off $0.8 million of capitalized debt issuance costs related to the term loan. This charge is included in “Interest expense” in the Company’s statement of operations.

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

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in other income and expense. As of September 30, 2007, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

On May 8, 2007, the Company closed an offering of convertible senior notes due in 2027. These notes are due in full in 2027 and are convertible into shares of common stock at a conversion price of $18.10 per share. Because these notes are conventionally convertible, the Company has not separately accounted for the conversion feature and, accordingly, no separate amounts are presented in the consolidated financial statements in connection with this conversion feature. See Item 2, Debt Offering.

Material Changes in Contractual Obligation

The Company had a material change in significant contractual obligations from December 31, 2006, specifically the Company’s debt offering. As of September 30, 2007, future payments related to the debt offering is as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3 –5 Years	More than 5 years	Total
Long-term Debt	$—	$—	$—	$230,000	$230,000
Estimated Interest Payments	2,731	10,925	10,925	84,669	109,250

Total Contractual Obligations	$2,731	$10,925	$10,925	$314,669	$339,250

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended September 30, 2007 and 2006, 38.8% and 35.9%, respectively, of total Company revenues were generated by the Company’s international operations. During the nine months ended September 30, 2007 and 2006, 39.5% and 36.5%, respectively, of total Company revenues were generated by the Company’s international operations. The Company expects its total revenues generated by international operations to be approximately 35% to 45% going forward. However, there can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts, there can be no assurance that such activities will minimize the impact that fluctuations in the value of foreign currencies may have on the Company. As of September 30, 2007, the Company did not have any hedging or similar foreign currency contracts outstanding. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended September 30, 2007 and 2006, 18% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the nine months ended September 30, 2007 and 2006, 14% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2004 through the third quarter of 2007, quarterly operating income has ranged from $3.4 million to $12.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2004 through the second quarter of 2007, the Company’s quarterly operating cash flows have ranged from $0.1 million used in operating activities to $22.0 million provided by operating activities. The Company’s cash and cash equivalents have increased from $26.8 million at December 31, 2000 to $215.7 million at September 30, 2007. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of September 30, 2007, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended September 30, 2007, the price of the Company’s common stock ranged from a low of $9.59 to a high of $16.00. For nine months ended September 30, 2007, the stock price ranged from a low of $12.34 to a high of $15.49. As of November 1, 2007, the Company had 58,431,576 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

In connection with our recent acquisitions, we currently have goodwill of $174.7 million and $50.9 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

We have a significant amount of debt and substantial debt service requirements. As of September 30, 2007, we had approximately $230 million of outstanding debt. In addition, as of September 30, 2007, $100 million is available for future borrowings under our credit facility, and we are permitted under the terms of our debt agreements to incur substantial additional debt.

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

The Financial Accounting Standards Board (FASB) is addressing, among other things, the accounting method for net share settled financial instruments. The panel is considering a proposed method for accounting for net share settled financial instruments under which the debt and equity components of the convertible security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be accounted for as an original issue discount bond and would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet. Income available to common stockholders would be lower by recognizing amortization of the original issue discount as interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

We cannot predict the outcome of the FASB deliberations and whether or the FASB will require net share settled financial instruments to be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively. We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt instruments. Any change in the accounting method for convertible securities could have an adverse impact on our reported or future financial results and could cause future results to vary in unpredictable ways if we must mark to market the equity component of the recently issued notes. These impacts could adversely affect our stock price.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At September 30, 2007, the Company had $215.7 million in cash and cash equivalents. Based on the investment interest rate and the balance as of September 30, 2007, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $2,157,000 on an annual basis, and likewise decrease the Company’s earnings and cash flows. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its US issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the US are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company’s interest expense associated with its credit facility will vary with market rates. The Company had no principal outstanding under either its term loan or revolver at September 30, 2007. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above. Changes in interest rates do not affect the amount of interest we pay on our fixed rate senior convertible notes, but do affect the fair value of the debt.

Foreign Currency Risk. The Company did not have any foreign currency forward or option contracts open as of September 30, 2007. International revenues represented 38.8% of the Company’s total revenues for the three months ended September 30, 2007, and 30.6% of revenues were denominated in foreign currencies. International revenues represented 39.5% of the Company’s total revenues for the nine months ended September 30, 2007, and 29.2% of revenues were denominated in foreign currencies. The Company had unrealized and realized transactional foreign currency gains for the three and nine months ended September 30, 2007 of $873,000 and $1,030,000, respectively. For the three and nine months ended September 30, 2007, these transactional gains were primarily due to inter-company revenues and cost of sales. The year-to-date foreign currency transactional gains also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $2,834,000 for the nine months ended September 30, 2007, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

Item 4 - Controls and Procedures:

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

Item 1a – Risk Factors:

A description of the risk factors associated with our business is included under “Certain Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
July 1, 2007 to July 31, 2007	4,375	$14.69		N/A	N/A
August 1, 2007 to August 31, 2007	5,495	$13.21		N/A	N/A
September 1, 2007 to September 30, 2007	—	—		N/A	N/A

Total	9,870	$13.87	(1)

(1)	Represents the weighted average price per share purchased during the third quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

Item 6 Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION (Registrant)

Date: November 9, 2007	/s/ Michael A. Piraino
Michael A. Piraino Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location

1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

4.1	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007	(47)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(42)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)

10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)

10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)

10.93*	Amended Management Retention Agreement	(48)

10.94	First Amendment to Credit Agreement, dated as of May 1, 2007, among the Company, the lenders party thereto, and KeyBank National Association, as Administrative Agent, Sole Book Manager and Letter of Credit Issuing Lender	(46)

10.95	2007 Stock Incentive Plan	(49)

10.96	Form of Time-based restricted stock agreement	(50)

10.97	Form of Performance-based restricted stock agreement	(50)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 14, 2007.

(48)	Incorporated by reference the Company Quarterly Report on Form 10-Q filed May 10, 2007.

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2007.

(50)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 18, 2007.