Form 10-K
period 2007-12-31
EPICOR SOFTWARE CORP
filed 2008-03-11
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $821,586,653 computed using the closing sales price of $14.87 per share of Common Stock on June 30, 2007 as reported by the Nasdaq Global Select Market. Shares of Common Stock held by each officer and director and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of February 22, 2008 was 58,396,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Forward Looking Statements – Safe Harbor

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company's product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) future cash tax payments and net operating loss carry forwards, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets and (xiii) future impact of valuation allowance review. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 25 to 33. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions and services primarily for use by mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $10 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners and employees through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. The Company believes that by automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products include back office applications for production management, supply chain management (SCM), retail management and financial accounting, as well as front office customer relationship management (CRM) and service management. Epicor also provides industry-specific solutions to the manufacturing, distribution, services and retail and hospitality industry sectors, as well as to a range of industries and vertical markets within these sectors including financial services, professional services, industrial machinery, consumer goods, automotive, hotels and specialty retail. Epicor’s solutions also focus on the need for increased supply chain visibility and transparency and offer e-commerce and collaborative portal capabilities that allow companies to further extend beyond the traditional “four walls” of their enterprise and further integrate their operations with those of their customers, suppliers and partners.

The Company’s products are increasingly developed on and use a service-oriented architecture (SOA), which can help manufacturers, distributors, retailers and services organizations more quickly and efficiently respond to changing business requirements and practices. SOA is a modular, standards-based approach to software development and its deployment is designed to provide a more agile and adaptable application foundation, which can help companies more effectively align their IT resources and enterprise software with their overall business objectives.

The Company offers solutions targeted to the following industries:

Manufacturing—Epicor’s manufacturing solutions provide integrated ERP solutions for discrete and mixed-mode manufacturers. The Company’s solutions are designed to meet the challenges of today’s agile manufacturing environment typified by short product lifecycles, continual process improvement, mass customization and lean manufacturing initiatives. The Company’s products have been designed for specific types of manufacturers – from a small local job shop to a large regional manufacturer. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, industrial machinery, automotive, electronics, consumer goods and aerospace.

Distribution—Epicor’s distribution solutions are designed to meet the expanding requirement to support a demand-driven supply network (DDSN) by increasing focus on the customer and providing a more seamless order to shipment cycle, as well as inventory and warehouse management, sales and order processing (S&OP), financials, CRM and planning and forecasting solutions. The Company’s distribution solution is designed to automate a business, from customer acquisition and order management to warehouse fulfillment, accounting and customer service. The distribution suite offers an end-to-end solution set tailored for wholesale distributors including third-party logistics providers.

Retail and Hospitality—Epicor provides solutions tailored for the retail, hospitality and entertainment industries. The Company’s retail solutions can support both smaller, single PC-based point-of-sale (POS) retail outlet scenarios, as well as larger scale, distributed POS environments in specialty, general merchandise retailing and large specialty store chains that require more comprehensive POS, loyalty management and merchandising capabilities. Epicor provides both “best-of-breed” retail solutions for large Tier-One retailers, as well as complete “post-to-host” solutions which can integrate all elements of the retail supply chain from the store register through to the enterprise merchandising, planning, selling and financial applications. The Company’s hospitality solutions, designed for food service, hotel, sports and recreation and other entertainment companies, can manage and streamline virtually every aspect of a hospitality organization — from point-of-sale or property management system integration, to cash and sales management, food costing, core financials and business intelligence — all within a single solution.

Services—Epicor’s solutions for services companies is focused on delivering a complete, end-to-end enterprise solution designed to meet the critical business requirements of mid-sized to larger distributed service organizations, providing service organizations with the tools to improve staff utilization, maximize billing and revenue recognition, optimize resources and increase cash flow. The services suite includes opportunity and bid management, CRM, resource and engagement management, project accounting, portfolio and performance management and collaborative commerce applications tailored for specific industries including financial services, audit and accountancy, architectural, engineering and construction, commercial research, not-for-profit organizations, software and computer services, professional services and management consulting.

Beyond the targeted enterprise-wide solutions described above, Epicor also offers the following point solutions:

Supply Chain Management (SCM)—Epicor’s supply chain management solutions enable companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners. From business-to-business e-commerce applications to advanced planning and scheduling to advanced warehouse management, forecasting and fulfillment, Epicor offers solutions that can improve operational performance, while strengthening relationships across the supply chain to increase customer value.

Supplier Relationship Management (SRM)—Epicor’s supplier relationship management solutions include applications for strategic sourcing, procurement and spending analytics. These solutions are designed to enable an organization to reduce costs by driving inefficiencies out of the procurement process. They provide a complete web-based, buy-side commerce solution that can rapidly be deployed standalone or as part of an integrated enterprise solution.

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

Accounting and Finance—Epicor’s award-winning financial and accounting solutions provide a foundation for good fiscal governance and accurate financial performance through a combination of core ledger, cash and asset management, deferred revenue accounting and contract renewal and electronic payment facilities.

IT Service Management (ITSM)—Epicor ITSM provides a robust set of service management features that support key IT processes as outlined by the Information Technology Infrastructure Library (ITIL) version 2 (ITIL v2) and version 3 (ITIL v3) and has been certified by Pink Elephant as ITIL Compatible in five key service management areas: incident management, problem management, change management, configuration management and service level management.

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

The Company was incorporated in Delaware in November 1987, under the name Platinum Holdings Corporation. In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation. The Company has thirteen active operating subsidiaries worldwide.

As part of its business strategy, the Company has pursued acquisitions to expand its customer base, global product offering and geographic footprint. The acquisition of NSB Retail Systems PLC (NSB) (announced in December 2007 and completed in February 2008), CRS Retail Technology Group, Inc. (CRS) in 2005, Scala Business Solutions N.V. (Scala) in 2004 and ROI Systems, Inc. (ROI) in 2003 are typical of this ongoing strategy.

NSB

On December 17, 2007, the Company announced that the Epicor and NSB Boards of Directors reached agreement on the terms of the recommended acquisition of NSB by Epicor pursuant to a scheme of arrangement under section 425 of the United Kingdom Companies Act 1985. On February 7, 2008, Epicor completed the acquisition of NSB and shareholders of NSB received £0.38 in cash per NSB ordinary share. The terms of the transaction valued the fully diluted share capital of NSB at approximately £160 million (approximately $322 million USD, based on the US$:£ exchange rate on December 14, 2007). As of June 30, 2007, NSB had cash and equivalents balance of $34.6 million and no debt. NSB Group designs, develops, markets and supports store and merchandising solutions to leading retailers of apparel, footwear, and specialty merchandise. The acquisition of NSB provides an expanded portfolio of products and services for large specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller and mid-sized retailers who are interested in rapid implementation via an on-demand versus on-premise offering. NSB products are developed on the Microsoft ..NET platform and are highly complementary to the Company’s retail products.

CRS

In December 2005, pursuant to a stock purchase agreement, the Company acquired CRS, a privately held company. CRS designs, develops, markets and supports software, hardware and services that assist general merchandise and specialty retail companies in increasing sales, improving customer service and reducing operating costs. CRS applications leverage Microsoft® and Java technologies and have over 50,000 in-store systems installed in 32 countries and 10 languages. The CRS acquisition provides existing customers new, complementary product offerings and creates expanded opportunities in the hospitality and retail vertical, particularly in key international markets through increased marketing, improved sales execution, enhanced viability and worldwide sales and support infrastructure. The Company recorded the acquisition of CRS as a purchase in 2005, and the results of CRS’s operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Scala

In June 2004, Epicor acquired Scala, a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala. Scala designs, develops, markets and supports collaborative ERP software (iScala) that is used by the small- and medium-size divisions and subsidiaries of large multinational corporations, as well as by independent stand-alone companies in developed and emerging markets. Scala’s solutions are based on a Web services platform and utilize Microsoft® technologies. Scala’s software and services support local currencies and accounting regulations, are available in more than 30 languages and are used by customers in over 140 countries. In addition to complementary product offerings, the Scala acquisition provided the Company with a significantly expanded worldwide presence. The Company recorded the acquisition of Scala as a purchase in 2004, and the results of Scala’s operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Background

Epicor designs its products and services primarily for midmarket companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $10 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. In the past, midmarket companies were underserved by smaller “best-of-breed” applications or traditional financial and ERP systems that had originally been designed for larger corporations. These large enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install, integrate and maintain. Further, the complexity of the infrastructure and ongoing maintenance to support these systems often required a centralized deployment model. This limited access to critical data to the organization's information technology (IT) department, which then limited timely availability of information to decision makers, managers and key employees. Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

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

While SMEs understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their quest to boost productivity and profits as well as to gain a competitive advantage, mid-sized companies have increasingly turned to integrated application software to automate and link their business processes. The Company believes that due to the midmarket's unique business constraints of limited budgets and rapid implementation timeframes, “best-of-breed” solutions and after-market application integrations are far too complex and costly to offer an effective enterprise solution.

As a group, mid-sized companies face tremendous global competitive pressures as they compete for business against larger corporations, other mid-sized competitors and smaller start-ups. They generally understand the need to remain close to their customers and suppliers, while making the most effective use of relatively limited resources. Mid-sized companies frequently demand a quick return on technology investments and require that solutions be affordable – not only to acquire and implement, but also to maintain and support – throughout their entire operational life span.

Epicor’s experience has been that mid-sized companies are practical consumers with respect to technology, typically selecting affordable, proven solutions. The dramatic decrease in information technology costs over the past decade, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice® (now the Microsoft Windows Server family), a robust network operating system and scalable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Global 1000 corporations. Microsoft has quickly become the fastest growing technology platform and is particularly attracting midmarket companies with its features, familiarity and ease-of-use.

The recent development of more cost-effective, adaptable and agile infrastructures, such as the emergence of SOA and technologies like Microsoft .NET and Web services, is also driving mid-sized companies to increase their investment in enterprise applications. Unlike monolithic, tightly-coupled systems of the past, SOA and Web services provide the ability to create highly functional applications through the assembly or collection of loosely-coupled, self-describing business services. This standards-based design approach provides a secure, scalable, unified design framework that allows both developers and information workers to more easily access, combine and reuse software application functionality. With an SOA, businesses have the ability to more easily and efficiently align their information systems and technology resources, allowing them the ability to respond more quickly to continually changing business requirements.

Epicor’s early adoption of Microsoft .NET and Web services technology allows its product offerings, development and services to leverage the benefits of SOA and provide growing mid-sized businesses with increased flexibility, inter-operability and cross-platform capability. These capabilities are extremely important as the market for Enterprise Applications continues to grow worldwide.

Industry Analyst Market Growth Projections

According to the press release “AMR Research Releases Enterprise Applications Market Sizing Reports,” dated July 11, 2007, “ERP vendor revenue across all segments is expected to grow from $28.8B in 2006 to $47.7B by 2011.” In addition, “The Midsize Enterprise ERP Spending Report, 2007-2008,” published December 10, 2007 by AMR Research states that “midsize enterprises will increase ERP budgets by 5.1% in 2008… by 2010, 43% of companies would like to employ a single, global financial and shared services ERP system.”

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance and other. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a breakout of the Company’s sales by segment is provided in Note 13 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s sales by geographic region is incorporated herein by reference to Note 13 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Technology Strategy

The Company's technology strategy is to develop leading enterprise software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user interfaces, infrastructure and connectivity (including internet, intranet and extranet access). As the Company continues to deliver enterprise application solutions, it is increasingly focused on leveraging new technology platforms and standards, like Web services, which support the integration of computing and communication paradigms as one across multiple devices. For businesses to compete in today’s increasingly real-time world, they need to adopt an infrastructure that can integrate the internet, wireless, mobile, voice response and personal digital assistants (PDA) to support business “anytime, anywhere.” Computing platforms, like Microsoft .NET, allow Epicor enterprise solutions to adopt SOA, and support commerce in a distributed computing world.

The Company will continue to focus on leveraging emerging and industry-standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers. Today, the Company's core product architecture incorporates the following:

Architecture

The Company’s product architecture is designed to help its customers and partners economically deploy, tailor and integrate highly functional industry applications to suit their specific business processes and requirements. A key focus of the architecture strategy is the development and enhancement of client frameworks that allows both companies and individuals to optimize labor-intensive data management tasks. The Company also continues to enhance its SOA strategy across its product lines, which enables enterprises to incorporate new and existing software applications more seamlessly, better leverage their existing IT assets and implement new industry processes and best practices more fully. The Company also invests in software tools, architectures and frameworks focused on consistent, high quality code and developer productivity across its world-wide development organization.

Service-Oriented Architecture (SOA)

The Company has built its SOA around three pillars: application programming interface (API), orchestration and business process management (BPM). APIs are essentially the building blocks of the system, as they are the conventions, protocols and semantics that define how a software service, function, process or application is invoked or accessed. APIs provide consistency and flexibility by ensuring that all programs using a common API will have similar interfaces. The Company’s API’s are highly granular in nature and comply with Web services standards to promote inter-operability and ease of integration. The Company believes providing both wide functionality coverage and open standards in its API is a significant benefit to customers. Orchestration is the process of coordinating work between systems inside and outside the enterprise and is central to electronic commerce and other distributed computing scenarios. The Company’s orchestration product is Epicor Service Connect for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, Vantage and Vista products. Business process management (BPM) capabilities, which allow enterprises to redirect application logic without customizing the application code, have a dual purpose. The first is to define relevant business events and establish notifications to users, other applications and (importantly) workflow management systems. The second is to define business constraints that either warn or inhibit applications from processing transactions under specific conditions. The Company’s Epicor for Service Enterprises, iScala, Clientele, Vantage and Vista include BPM solutions.

Web Services

The Company is increasingly using Web services to enable its solutions to be integrated with other applications more easily and to support the increased need for collaboration in today’s Internet-based world. Web services are self-describing software components that allow the creation of applications that can be programmed and published over the Web. Since Web services are portable and interoperable and because they are not vendor specific, they are rapidly becoming a standard for integrating disparate systems and applications. Epicor has standardized its Web services development on the Microsoft .NET Framework. The Company’s Clientele CRM.NET, CRS RetailStore, Epicor for Service Enterprises, iScala, Vantage and Vista product suites have been architected for Web services. The Epicor Enterprise, iScala, Vantage and Vista product suites further leverage Web services to more easily integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, integrated, enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company’s Clientele, CRS, Enterprise, Epicor for Service Enterprises, iScala, Vantage and Vista product suites use the Microsoft SQL Server relational database management system (RDBMS). The Company has focused the development of its Enterprise and iScala product lines using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. The Company designs Vantage and Vista for either the Microsoft SQL Server platform or Progress Software Corporation’s Progress RDBMS. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company’s Avanté, CRS Merchandising and Manage 2000 products leverage open database technology from IBM Corporation. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget and resource constraints typical of its primary market sector.

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of, and access to, its products. All of the Company’s product lines incorporate the popular Microsoft Windows graphical user interface (GUI). The Company's GUI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. The Company's products incorporate many of the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help and on-line documentation. As the model for distributed computing continues to evolve through the advent of Internet technologies, the Company offers additional client deployment models, including thin-client, smart-client, browser-based and mobile client access.

Powerful Application Development Tools

The Company provides comprehensive application development, extension and customization capabilities for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, Vantage, Vista, Avanté and Manage 2000 product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. Although significant customization can be supported, the Company attempts to minimize customization of its products by delivering high functionality, industry focused templates and best practices coupled with application tailoring capabilities and SOA which provides for significant flexibility in the look and feel, business process, reporting and workflow of the application.

Enterprise Platform Strategy

The Company’s technology direction currently embraces the Microsoft.NET Framework for XML-based Web services, networking architecture and graphical user interface components. Through .NET, the Company provides comprehensive support for Web services deployment and Enterprise Application Integration (EAI). With .NET and the XML standard for data exchange, Epicor provides increased access to information both within and between organizations – no matter where their offices or employees are located. This technology strategy can enable the Company’s development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product’s target market. As a Microsoft Gold Certified Partner and an early adopter of the .NET platform, and most recently Windows Vista, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers worldwide.

Industry Strategy

Epicor industry solutions provide focused software, services and industry knowledge designed specifically for the unique requirements of target industry sectors and vertical markets. Historically, large enterprise application vendors have created vertical industry applications and practices designed for the Global 1000 in industries such as automotive, retail, government and healthcare. However, for midmarket companies in these industries, these vertical offerings are often too expensive and overly complex for their requirements. More importantly, many midmarket companies are not necessarily part of a traditional vertical market, but rather have specific processes, best practices and highly specialized functionality that are critical to their success.

Epicor industry solutions enable customers to leverage a solution tailored to the unique needs of their market, as well as focused industry expertise through the Company’s professional services organization. Epicor industry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Customers can benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution. Epicor industry solutions target Manufacturing, Distribution, Retail and Hospitality, and Services sectors and industries and verticals within each sector.

Epicor industry solutions includes Epicor for Service Enterprises, a Microsoft .NET Web services-based ERP for Services solution for global midmarket and enterprise service firms. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue and drive efficiency benefits to the bottom line. Whether it is a professional services organization (PSO), embedded service organization (ESO) or internal services organizations (ISO), the Company believes that Epicor for Service Enterprises provides a comprehensive ERP for Services solution that is designed to offer strategic value with a quick return on investment. Epicor for Service Enterprises offers packaged vertical options for the professional services industry in areas such as audit and accountancy; architecture, engineering, and construction; software and computer services; management consulting; and marketing, advertising and communications.

Epicor industry solutions includes Epicor Senior Living Solution (Epicor SLS), which is specifically designed for providers of aged care services to clients either in their own home, at a specialized aged care facilities or senior retirement villages. Epicor SLS manages the process from enquiry, entry into care, ongoing management and departure.

Products

The Company designs, develops, markets and supports enterprise software applications that provide mid-sized organizations and divisions of Global 1000 companies with industry specific, highly functional, technically advanced business solutions. The Company’s products are aligned according to the markets that they serve – Distribution and Services (Enterprise), Industrial (iScala), Manufacturing and Supply Chain (Vantage, Vista, Avanté and Manage 2000), Retail (CRS and NSB) and Customer Relationship Management and ITSM (Clientele).

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

Epicor Enterprise is optimized for use with the Microsoft Windows operating system and the Microsoft SQL Server relational database. Epicor Enterprise leverages XML Web services to enable more robust integration with other applications within and external to the enterprise. In addition to the availability of XML Web services,

Epicor Enterprise supports various industry standard technologies, including Microsoft Message Queue Services (MSMQ), Transaction Services and COM+ architecture, which along with XML documents, improves componentization and support reliable message-based integration between applications and distributed servers. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and to facilitate integration with third-party applications. In addition, the Financials Suite and SCM Suite utilizes a 32-bit client that has been optimized for the Microsoft SQL Server database (running in either 32-bit or native 64-bit mode) in order to leverage the capabilities of the client/server model of computing. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scalable high performance. Project Suite was developed in the Company’s Internet Component Environment (ICE), a SOA built with Microsoft .NET and Web service technology. ICE is also available to customers to create customizations and extensions using ubiquitous tools like Visual Studio .NET.

Epicor Enterprise includes the following application suites: CRM Suite, Financials Suite, Supply Chain Management Suite, Portal Suite, Business Intelligence Suite, Project Suite, Payroll/Human Resources and industry-specific solutions delivered for a variety of markets.

•

CRM Suite (Sales Force Automation, Marketing Automation, Customer Service and Support, IT Service Management) provides integrated CRM capabilities that are tightly integrated with the Financials Suite and SCM Suite. This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships. The CRM Suite is the integrated version of the Company’s Clientele product suite and includes Sales and Marketing, Case Management, Customer Service and Support and Self-Service, empowering organizations to focus on the right opportunities while providing access to timely information. Sales and Marketing provides contact, lead, opportunity and account management in one package. Support manages the support requirements of an organization’s external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution.

•

Financials Suite (General Ledger and Financial Reporting, Accounts Receivable, Credit and Collections, Lockbox, Accounts Payable, Electronic Funds Transfer, Cash Management, Automated AP Matching, Sales Tax Management and Asset Management) comprises an integrated accounting solution that enables a company to automate the financial aspects of their business. Presently the following back office financial applications are generally available in version 7.3.6: System Manager, General Ledger, Average Daily Balances, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, Lockbox, Electronic Funds Transfer (EFT), Advanced Allocations, Automated AP Matching, Sales Tax Management and Customization Workbench.

•

SCM Suite (Distribution, Procurement, Sourcing, Storefront, Warehouse Management, Assembly) is a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory, logistics and the order management cycle. The customer-centric focus of Epicor Enterprise enables companies to respond quickly to customer demands and improve customer service. The integration of Financials Suite and SCM Suite with the rest of the Epicor Enterprise products helps to ensure that a company’s entire enterprise is synchronized — from the customer to the warehouse to the supplier. Presently the following distribution applications are generally available in version 7.3.6: Sales Order Processing, Inventory Management, Purchasing, Distribution, Assembly, Royalties, Promotions and Rebates.

•

Supply Chain Execution (Warehouse Management System and Data Collection Suite), extends the distribution functionality for the SCM Suite to supply chain execution processes. These applications are tightly integrated with SCM Suite so that information is available in real-time. Data Collection Suite (DCS) provides wireless shop floor data collection, radio frequency identification (RFID) and the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, as well as additional warehouse management capabilities. Warehouse Management System (WMS) enables a company to streamline order fulfillment, closely track inventory, manage third-party logistics (3PL) and prioritize resources on the shop floor.

•

SCM Suite also includes the Supplier Relationship Management (SRM) Suite which consists of Sourcing, Procurement and Spend Analysis. Sourcing provides a comprehensive solution for strategic control of sourcing, purchasing and selling activities from complex auctioning and dynamic pricing to optimizing trading partners, terms, goods and services. Sourcing provides a highly configurable framework with the flexibility to rapidly deploy collaborative RFP/RFI/RFQ (RFx) and comprehensive forward and reverse auction capabilities. Sourcing is designed to streamline manual processes to rapidly locate, source and transact with qualified suppliers and eliminate the inefficiencies in the RFx process for direct, indirect and spot purchasing. Procurement enables the streamlined integration of the entire procurement process. It provides employee-direct requisitioning and purchasing, catalog management, supplier management and policy enforcement. This integrated e-commerce application enables organizations to gain and improve control of operational resources by leveraging the Internet to connect large populations of frontline employees, management and suppliers. Procurement provides a complete planning, execution and analysis system, designed to reduce costs, increase agility, and perform predictably. Procurement facilitates a trading network, allowing buyers and suppliers to maintain control over their trading relationships and provides a virtual bridge between buyers and suppliers. Procurement also includes an integrated budget and commitment tracking feature that gives requisitioners and approvers a comprehensive view of their commitments inside and outside of procurement relative to approved budgets.

•

Storefront enables Epicor’s customers to sell products and services over the Web, providing consumers and trading partners a convenient 24/7 order entry mechanism for making purchases. By supporting both B2B and B2C activity, Storefront is a versatile engine that can handle many requirements of a company. Through Storefront, companies can rapidly and cost-effectively introduce new products, enter new markets or simply provide electronic access to a catalog of standard products, which can free up salespeople to focus on more complex transactions. The business data entered over the Internet is captured and used by the other Epicor applications.

•

Project Suite, a component of the Epicor for Service Enterprises industry solution, offers comprehensive project and portfolio management and delivery management capabilities to support the planning and execution of service engagements. Engagements can be structured through user-definable work breakdown structures, and an organization-wide resource service can be called upon as needed to match the right personnel to the right task at the right time—anywhere across the enterprise. Project Suite leverages XML technologies to support bidirectional integration to Microsoft Enterprise Project Management as part of an end-to-end project management solution. Project Suite includes Resource Management, Engagement Management, Project Accounting, Contract Management and Performance Management.

•

Portal Suite is a Web-based enterprise information portal (EIP) offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information and support activities) and from external sources (industry information, news feeds, weather, etc). Portal Suite consists of a Portal framework based on Microsoft SharePoint products and technologies, which is enriched by role-based access and content-specific information packs (e.g. customer content, supplier content and employee content). Portal Suite provides a gateway to the information users require to carry out their jobs more effectively, while assisting them with decision support. Portal Suite makes use of the popular SharePoint personalization paradigm to allow each user’s experience to be tailored and filtered to their specific function or role to minimize “information overload.”

•

Epicor Enterprise also includes several tools that help customers maintain, audit and extend their Epicor system, while reducing total cost of ownership. These tools are Service Connect, DBAudit, Customization Workbench, Import Manager and Epicor Integration Hub. Epicor Service Connect enables collaboration between applications, suppliers and customers. DBAudit provides the ability to detect database changes and report on who made the addition, modification and/or deletion and when. Customization Workbench provides a toolset for creating custom forms, database objects and logic to meet specialized customer requirements. Import Manager and Epicor Integration Hub provide the ability to exchange data between Epicor Enterprise and other systems via SQL and XML while adhering to the data validation and business rules defined in Epicor Enterprise.

•

Business Intelligence Suite is an integrated decision support suite offering a complete set of tools that allows a company to strategically analyze the data available throughout Epicor Enterprise. Business Intelligence Suite comprises the following components: DecisionStore (data warehousing), Explorer AI and BI Web Parts (OLAP visualization and packaged key performance indicators that drive strategic insights), Active Planner (active, continuous planning and forecasting, and enterprise performance management), Microsoft FRx (financial reporting), transaction reporting, ad hoc queries and agents/alerts.

•

UltiPro Workforce Management (a Payroll/HRMS solution offered via a reseller relationship with Ultimate Software) provides a complete workforce management solution. This solution is designed to allow a company to streamline human resource and payroll processes, report on and analyze key business metrics and provide Web-based self-service to empower its employees. Business intelligence tools, such as UltiPro Workforce Management, enable strategic analysis of key business trends for better planning and informed decision-making. Ultimate Software’s UltiPro Workforce Management solution is available as a common component with the following Epicor product families: Epicor Enterprise and Avanté.

Industrial - iScala

iScala is an integrated ERP, CRM and SCM solution targeting the divisions and subsidiaries of Global 1000 corporations and large local and regional companies worldwide. iScala’s collaborative functionality, country-specific localizations and multi-language capabilities are designed to support global, multi-company deployments with significant cross-border trading requirements. iScala is targeted to meet the unique needs of companies in industry segments including: Pharmaceutical, Chemical and Allied Products, Industrial Machinery, Light Engineering, Automotive Components, Consumer Goods and Hospitality.

iScala enables Global 1000 enterprises to standardize their plants and operating divisions on a single system, while supporting country specific localizations and languages at each site. This allows a corporate headquarters consistent visibility of plant information and operations, as well as the ability to support the implementation of consistent procedures, practices and controls worldwide.

iScala is optimized for use with the Microsoft Windows 2000/2003 operating system and the Microsoft SQL Server 2000/2005 relational database. iScala leverages XML Web services to enable integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, iScala supports various industry standard technologies, including Microsoft Message Queue Services, Transaction Services and COM+ architecture, which, along with XML documents, improves componentization and support reliable message-based integration between applications and distributed servers.

iScala can be configured as an Enterprise Server version targeted at multi-site operations or as a Business Server version targeted at single-site operations. Each server version consists of the following optional suites and components: Financials (General Ledger, Sales Ledger, Purchase Ledger, Promissory Notes, Cash Flow Forecasting), Asset Management, CRM, Sales Order Management, SCM (Material Management, Warehouse Management, Manufacturing, Purchase Management, Requisition Management, Supply Chain Tools, Warehouse Data Collection), Service Contract Management, Purchase Contract Management, Sales Contract Management, Project Management, Service Management and Payroll. In addition to these application components, Epicor Service Connect enables collaboration between applications, suppliers and customers, and the iScala Business Intelligence Server offers a suite of analytical and reporting tools designed to convert data into information that can be presented by the web, portals, Windows or Office 2003 documents.

•

iScala’s global functionality and numerous country-specific localizations provide the ability to deliver a solution for over 140 countries with the local requirements for tax management, currency handling, language capabilities, statutory reporting, banking interfaces and asset depreciation rules.

•

Local and distributed multi-company capabilities enable customers to manage complex business infrastructures. Multiple companies on a single server or on a server farm (multiple local servers) can be consolidated across differing charts of accounts and differing currencies, as well as enabling inquiring or reporting across companies or sharing Accounts Receivable and Accounts Payable. Global calendar management enables the system to manage companies, customers, suppliers, engineers, warehouses and any other resources across multiple time-zones. Global Administration provides central IT staff with the ability to manage distributed iScala system assets anywhere in the world as if they were local, including system updates, user roles and security, menu configuration and databases.

•

iScala’s customization and personalization capabilities provide the ability to enhance the application through parameterized set-up, tailored documents, reports and user defined database fields. Users may have their own customized menus and screens in their own language, as well as their own queries, reports and business intelligence analytics. Microsoft Visual Basic for Applications (VBA) is also included to enhance client customization and facilitate integration with third-party applications.

•

iScala’s implementation of Epicor Service Connect provides collaboration and integration between subsidiaries and their corporate headquarters, and to customers and suppliers to support integrated supply chain trading. Collaboration provides visibility through a web-based portal, transaction exchange and system-to-system connectivity. Workflow management is designed to maximize the automation of standard processes with events and alerts to handle exceptions.

Manufacturing and Supply Chain

The Company’s manufacturing applications include Vantage, Vista, Avanté, and Manage 2000.

Vantage is an integrated ERP solution built on a SOA that meets the dynamic requirements of discrete mixed-mode manufacturers who have lean or ‘to-order’ manufacturing requirements and increasing distribution and fulfillment needs. Vantage handles many manufacturing philosophies simultaneously including make-to-order, configure-to-order, engineer-to-order, make-to-stock and flow manufacturing. Vantage is designed as an easy-to-use, yet comprehensive solution that enables manufacturers to leverage their resources through its tools for customer relationship management, estimating, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage can manage enterprises from a single site, to multiple locations, to large global multi-company enterprises whose systems span multiple servers and databases across different geographies and languages.

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

Vantage is comprised of groups of modules or suites that can be differently configured to comprehensively support a manufacturer’s or distributor’s unique business processes. Vantage includes the following application suites: CRM, Sales Management, Customer Service Management, Product Data Management, Planning and Scheduling, Materials Management, Financial Management, eBusiness Suite and Business Performance Management.

•

CRM (Contact Management, Marketing, Sales) is an integrated solution for controlling a company’s interaction with its customers and prospective customers, from building, executing and tracking campaigns through lead generation and opportunity development, configuring quotations and managing pipelines and forecasts. Through use of the Internet and Microsoft Office integration, Vantage CRM affords customers increased visibility and participation in the entire value chain process.

•

Sales Management (Estimate and Quote Management, Order Management, Rebates) streamlines the sales process and assists in coordinating activities between sales, plant/warehouse operations, shipping and accounting. It facilitates more efficient management of inventory visibility, pricing, shipping, invoicing and commissions and provides tools to produce more accurate estimates, streamline the quote-to-cash cycle and improve customer service.

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

•

Financial Management (Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, Fixed Asset Management, Multi-National Management, FRx Financial Reporting, Active Planner Budgeting, Planning and Forecasting) provides manufacturers with a complete suite of modules to support the collection, monitoring and reporting of their financial information; maximizing visibility, increasing performance and improving cash flow. The FRx Financial Reporting and the Active Planner Budgeting, Planning and Forecasting modules are common component applications that are also available with the Company’s Enterprise and iScala products.

•

eBusiness Suite (Customer Connect, Supplier Connect, Sales Connect, Mobile Connect, EDI) leverages the Internet with Web applications like Customer Storefront, to help keep global enterprises connected with their entire network of trading partners: anytime, anywhere.

•

Business Performance Management (Business Intelligence, Portal, Information Worker, Service Connect, Dashboard) provides reporting and analysis, real-time business activity monitoring (BAM) and workflow based on defined events, rules and/or established tolerances that can generate actions and alerts for transactions, metrics or processes. Vantage BPM enables increased collaboration, flow of information and better decision support between users, applications, suppliers and customers.

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

Portal Suite is a Web-based enterprise information portal, offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information support activities) and from external sources (industry information, news feeds, weather, etc). Portal Suite consists of a Portal framework based on Microsoft SharePoint products and technologies, which is enriched by role-based access and content-specific information packs (e.g. customer content, supplier content and employee content).

Service Connect is a business integration platform which functions as a central point for secure workflow orchestrations within Epicor Vantage, as well as external connectivity to Epicor and non-Epicor applications. Business components, represented as Web services outside of the application, can be orchestrated within Service Connect to eliminate non-value added steps, increase efficiencies and speed up processes. Service Connect provides collaboration and integration between subsidiaries and their corporate headquarters, as well as to customers and suppliers, to support integrated supply chain trading.

Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers.

Vista is an enterprise software solution specifically designed for the needs of smaller job shops, emerging manufacturers and the make-to-order departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates over 20 business modules including: Customer Connect, EDI, Contact Management, Quotes, Orders, Shipping/Receiving, Jobs, Scheduling, Data Collection, Quality Assurance, Advanced Bill of Materials, Document Management, Inventory, Purchasing, Advanced Inventory Management, Purchasing RFQ, Accounts Receivable, Accounts Payable, General Ledger, Payroll, Currency Management and Dashboard.

CRM – Clientele

Clientele is an integrated CRM solution designed to meet the needs of rapidly growing, small and mid-sized organizations. Clientele combines employee applications, such as opportunity management, with customer applications, such as Web-based order entry/inquiry, to provide companies and customers a true, up-to-the-minute picture of their relationship.

Clientele CRM is comprised of Clientele Customer Support, which provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution and Clientele Sales and Marketing, which provides contact, lead, opportunity and account management.

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

•

Clientele CRM.NET Suite includes Clientele Customer Support, Clientele Sales and Clientele Self-Service Portal, which provide a browser-based user interface to support self-service to customers via the Internet.

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

IT Service Management (Epicor ITSM)

Epicor ITSM provides a set of service management features designed to help support IT processes and operations as outlined by the IT Infrastructure Library (ITIL) which defines the detailed descriptions of key IT practices along with detailed the checklists, tasks and procedures for implementation in IT organizations. Epicor ITSM supports the key IT processes outlined by ITIL version 2 and version 3 and has been certified by Pink Elephant as ITIL compatible in five key service management areas: incident management, problem management, change management, configuration management and service level management.

•

Epicor ITSM Incident Management helps service desks restore normal operation of systems as quickly as possible. All incoming incidents are registered in Epicor ITSM and prioritized and incidents that require a specialist can be immediately escalated to the correct people. Incidents received by e-mail or the Web are registered automatically. Service desk customers can monitor their incident progress via e-mail or online. A knowledge base system allows service desks to build up a searchable set of knowledge and re-use that knowledge.

•

Epicor ITSM Change Management helps organizations make changes to their IT infrastructure in a controlled way. Epicor ITSM provides a method for requesting the appropriate change and ensuring it receives appropriate approvals, while tracking how long it takes to implement the change. ITSM provides Change Approval Board members with goal-oriented options for implementing a change in a controlled fashion.

•

Epicor ITSM Configuration Management provides insight into IT infrastructure assets and tracks hardware, software and other IT infrastructure components. Configuration management also provides the opportunity to record financial data associated with configurations and products. Purchase value, depreciation term, value after depreciation, warranty date and installation date are captured and tracked. Costs can be allocated to budget holders, departments or sister companies to make IT costs more transparent.

•

Epicor ITSM Problem Management ensures that incidents are not solved without their underlying cause being eliminated. ITSM allows a company to link several incidents to a problem. Once the problem has been solved and closed, all related incidents can be automatically closed.

•

Epicor ITSM Service Level Management measures the level of service provided by recording service agreements and costs. Service Level Agreements (SLA) are recorded per configuration or per contact (end user or department). When an incident or problem is accepted, the applicable SLA can be consulted. The response times included in the SLA are used to monitor queuing and lead times.

Aside from providing suites to manage IT service processes in five services area, Epicor ITSM provides a self-service portal and business intelligence solution. The solution is built using Microsoft Visual Studio and Microsoft .NET Framework.

Retail

Epicor|CRS Retail Suite

The Epicor CRS Retail Suite integrates retail management software, along with hardware and services, to provide a comprehensive solution for specialty and general merchandise retailers. Designed for integration and scalability, the Epicor CRS Retail Suite can support a wide variety of retail enterprise requirements from the rapidly expanding regional retailer requiring point-of-sale (POS), store operations and merchandising, to the large, global retailer requiring central management, visibility and control over hundreds or thousands of stores and outlets. The Epicor CRS Retail Suite can assist retailers in integrating their sales channels, order management, pricing, inventory and customers to more effectively manage a real-time, multi-channel enterprise.

The Epicor CRS Retail Suite is comprised of groups of modules that can be configured to support the retailer’s complete business process, providing an integrated “post-to-host” experience from POS through the retail supply chain to the back office. The following applications are presently generally available in Epicor CRS Retail Suite: RetailStore POS, RetailStore Central, MobileStore, ReturnsManagement, EnterpriseSelling, RetailCRM, LossPrevention, SalesAudit, Merchandising and Learning Solutions.

•

RetailStore is a Microsoft .NET-based POS and back office store system designed to assist store personnel to provide a better customer experience and more effectively manage store operations. With a Web services-based SOA as its foundation, CRS RetailStore supports a wide variety of hardware platforms, while providing increased integration and connectivity between stores, corporate systems and other sales channels to enable key transactional information to be shared as it occurs. RetailStore offers a flexible, easy-to-configure user interface to meet the unique requirements of a store and provide more timely information to the store associate, while ensuring transaction integrity, performance and security. A complete store system includes store management operations, time and attendance, inventory management and reporting applications, as well as POS. Store Operations provides the store manager the flexibility to work on inventory, employee maintenance or other tasks while still monitoring the sales floor.

•

MobileStore is designed to extend access to key store functionality and information beyond the cash register and manager workstation. Through wireless devices running the MobileStore application, store managers and sales associates can perform line busting, inventory control, item lookup, item locate and manager authorization, along with other key store functions, all remotely.

•

RetailStore Central provides comprehensive systems management solutions to chain store retailers requiring centralized control of store configuration profiles. Based on the Microsoft .NET Framework, RetailStore Central uses secure publish/subscriber-based technology to allow retail chains with hundreds to thousands of locations to monitor and manage their store system configurations and business rules more easily and with greater control. RetailStore Central provides control, monitoring and tracking of all unique changes, including those related to policies, procedures, payroll, security, marketing, taxes and inventory. Changes to RetailStore POS and back office configuration profiles can be managed remotely on a store-by-store basis or through user-defined store groupings without requiring IT resources or customizations.

•

RetailCRM is a complete CRM solution based on Microsoft .NET. By gathering and analyzing customer information from multiple channels, RetailCRM can deliver a more accurate and comprehensive view of the customer to provide sales associates and marketing teams with information to better serve customers and develop targeted campaigns and loyalty programs. Utilizing the data integration, analysis and reporting capabilities of Microsoft SQL Server 2005 and SQL Server Reporting Services, RetailCRM aggregates information on customer purchase history and shopping behavior across sales channels, enabling retailers to deliver a higher level of one-to-one marketing and personalized customer service at all points of customer interaction.

•	ReturnsManagement is a multi-channel, returns management application enabling retailers to ensure accurate refunds and reduce refund fraud, while improving customer service and employee compliance.

•

EnterpriseSelling combines real-time inventory and location management with a configurable order manager to integrate inventory transaction processing of multiple sales channels, allowing retailers to sell merchandise and satisfy customer demand from anywhere in the enterprise.

•

LossPrevention is an intuitive, browser-based application with powerful ad-hoc reporting and point and click analysis tools. At the home office or in the field, investigators can quickly identify suspicious patterns of activity, create and evaluate exception reports to track potentially fraudulent activity, investigate individual employee behavior and quickly build cases for prosecution or dismiss innocent activity.

•

Merchandising Suite is a set of applications that includes tools to manage items, inventory, purchase orders and pricing. Applications in the Merchandising Suite include DataWarehouse, Allocation, WarehouseManagement, TransfersPlus, Orders and Fulfillment and EComm. Merchandising Suite includes the tools for a company’s distribution center to ensure accurate receiving, replenishment, merchandising reporting and efficient distribution to the stores. Through detailed transaction logging, the SalesAudit module provides an unbroken audit trail of everything that happened in each store across each type of transaction for sales audit and loss prevention purposes. Detailed Customer Sales Analysis provides the information to build and broaden sales through your customer base. The Merchandising Suite also includes key applications for replenishment, reporting and interfaces for Accounting.

•

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

NSB Retail Suite

The NSB Retail Suite integrates retail management software, along with hardware and services, to provide a comprehensive solution for fashion, apparel and specialist retailers, as well as for general merchandise and department stores. Designed for integration and scalability, the NSB Retail Suite is an end-to-end solution that can be delivered preconfigured to small single-store retailers for rapid implementation or as a hosted, managed services offering, which can bring all of the benefits of “big retailer” functionality to small and mid-sized retailers. As a best-of-breed point solution, NSB has been deployed into some of the largest multi-register chain and department store environments. The NSB Retail Suite is designed to help retailers choose, acquire and manage merchandise; engage and retain customers; and analyze and optimize sales to improve business operations and meet the evolving merchandise and service expectations of today’s multi-channel consumers.

The NSB Retail Suite is comprised of modules that can be delivered and deployed best-of-breed, preconfigured or fully hosted. The following applications are presently generally available in NSB Retail Suite: Planning, Sourcing and Product Development, Merchandising, Store, Sales Analytics, and CRM

Planning automates the creation and balancing of product and store plans to enable retailers to allocate store plans more quickly and easily. Retailers can also plan assortments by store with combined visual and numeric planning. Plans can be synchronized across the retail organization, which can help retailers to reduce inventory and increase turnover.

Sourcing and Product Development powered by Momentis, streamlines sourcing processes which can help retailers bring products to market faster. With centralized workflow management for product development, collaborative vendor negotiation capability, production and logistics tracking, Sourcing and Product Development provides the retailers with key tools that can increase visibility and productivity and drive more efficient supply chain management.

Merchandising is designed to synchronize all aspects of the retail cycle including planning, purchasing, receiving, pricing, inventory management, decision support, and warehousing. Merchandising is designed for scalability and support many users, stores and large volumes of data. Highly adaptable and easy to customize, Merchandising is compatible with a thin-client user interface for the web and includes powerful decision-support tools. The most recent release of Merchandising has components built on the Microsoft .NET architecture including a fully integrated Allocation and Replenishment module.

Sales Analytics is designed for multichannel retailers and helps ensure the capture, tracking and relaying of accurate and timely transaction information throughout the retail enterprise. Acting as the central repository for all sales transactions, Sales Analytics is designed as an all-in-one data validation tool that can bridge the gap between the enterprise, store and other sales channels to help improve store operations and auditing productivity.

Store is an award winning point of sale (POS) application that is designed to connect a retailer’s head office to their stores and other selling channels. Store has evolved in tandem with Microsoft’s standards-based component architecture. With the most recent version based on Microsoft .NET technology, Point of Sale is architected to produce and consume XML messages via Web services allowing retailers to connect components within the enterprise to more easily and better support thin-clients, real-time communications, wireless handheld terminals, customer loyalty, gift cards and Web access.

CRM was designed as one of the first retail industry specific CRM applications and one of the first applications to integrate POS information for the sales associate and store management. CRM is designed to provide a central customer, sales and marketing repository, and to securely share customer information across the enterprise. CRM includes dashboards, key performance indicators (KPIs) and reporting templates. The CRM Customer Dashboard is created from a library of Web parts which provides a building-block approach that allows users to select the information that is meaningful to them and display it on a web page. Users can also add information from other sources to complement or enhance their Customer Dashboard. Reporting templates provide users access to preconfigured reports, as well as an extended set of analytical tools and capabilities.

EnterpriseXpress is an integrated package of pre-configured solutions designed for retailers seeking to implement advanced systems across their enterprise, more quickly and cost-effectively. EnterpriseXpress is a preconfigured edition of the NSB Retail Suite which includes streamlined versions of the Merchandising, Sales Analytics and Planning applications, bundled with integrated hardware and services. StoreXpress, a preconfigured version of Retail Store that combines POS and store inventory with the strong integration capabilities of Microsoft .NET.

To support implementation of the NSB Retail Suite a wide range of services are available including: project management, requirements definition, system configuration, testing, and playback, pilot store installation and support, user training and standard documentation, standard data export for Sales Audit, communications setup and certification and post-pilot transition.

Other Products

The Company serves as an original equipment manufacturer, vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of solutions requested by customers of Avanté and CRS, the Company resells third-party computer hardware systems and related peripherals.

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organization provides consulting services, managed services, outsourcing and hosting services to support the implementation and integration of the Company's software products, as well as education, training and other consulting and programming services. These professional services are rendered on a global basis. Professional services are generally provided on a time and materials basis, although the Company also provides fixed fee arrangements and occasional arrangements in which customer payments are tied to the achievement of specific milestones. Fixed fee or milestone-based contracts are based on developing mutually agreed upon project plans, which clearly define the activities that will be performed and the specific deliverables that will be produced, in accordance with predefined acceptance criteria. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over many of its competitors as a single source vendor.

The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. The Company provides technical support by offering telephone support, e-mail support, facsimile support and communications through its Web site. Telephone support is available five days a week during normal business hours on a nearly worldwide basis, with extended hours and emergency support additionally available. The Company also believes customer satisfaction can be maintained by ensuring that its Value-Added Resellers (VARs), distributors and authorized consultants are able to effectively provide front-line technical support and assistance to end users. The Company offers comprehensive training, telephone consultation and product support for its VARs, distributors and authorized consultants. Training courses are available electronically and in major cities worldwide.

The Company’s network of VARs and authorized consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company’s products as a condition of being authorized by the Company to sell its products. The Company's VARs include consulting groups and resellers, the majority of which provide software and hardware installation, systems integration and consulting services to organizations. The Company’s authorized consultants generally are not resellers of the Company’s products, but professional firms who offer implementation services and product support to end users. The Company believes that its authorized consultants are product influencers and are a valuable part of the Company’s marketing, sales and distribution efforts.

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

Marketing, Sales and Distribution

The Company sells, markets and distributes its products and services worldwide, primarily through a direct sales force, as well as through an indirect channel including a network of VARs, distributors and authorized consultants who market the Company’s products on a nonexclusive basis. The Company’s products are sold to and used by a broad customer base, including manufacturers, distributors, retailers, sports and leisure and service organizations, as well as companies in technology/software, healthcare, government entities, educational institutions and other sectors. The Company sells its Enterprise, iScala and Vantage solutions through a hybrid channel that includes a direct sales force and a network of VARs. The Company also sells its Clientele and Vista solutions through an internal telesales organization and through a network of VARs. The CRS, Avanté and Manage 2000 products are presently sold by direct sales forces. The Avanté product is sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

In recognition of global opportunities for its software products, the Company has committed resources to a global sales and marketing effort. The Company has established offices in the United Kingdom, Hungary, Romania, Sweden, Australia, New Zealand, Canada, Mexico, Hong Kong, Singapore, Taiwan, Malaysia and South Africa to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East predominately through third-party distributors and dealers.

The Company translates and localizes certain products, either directly or through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia Pacific.

The Company also provides access to its solutions through application hosting, which allows customers to access the software over the Internet from servers that are most often housed in data centers or co-location facilities versus at the customer’s site. Epicor Hosting Services allows customers to purchase the infrastructure and system support on a monthly basis through leading global infrastructure providers like Savvis and IBM Corporation. Hosting provides a deployment alternative to companies who do not want to invest in the hardware, IT personnel or the technology infrastructure necessary to support a premise-based software deployment. By hosting the software through Epicor Hosting Services, a company can free up critical capital resources, both intellectual and monetary, and focus on its core business operations. Epicor Hosting Services takes care of data back-up and disaster recovery to increase continuity, security, and support un-interrupted access to business applications. Alongside application hosting services, Epicor Managed Services can deliver application portfolio management, and enhance normal support and maintenance offerings with comprehensive release and application infrastructure management and administration—backed by full help desk access and service level protection services. A natural progression from Epicor Managed Services, Epicor Business Process Outsourcing (BPO) services offers companies the ability to further focus on their core business, better manage cost and gain access to skilled resources by the transitioning and on-going task management of non-value added business processes, such as the management of the accounts payable process, to Epicor.

Customer and Backlog

No single customer accounted for more than 10% of revenue for the years ended December 31, 2007, 2006 and 2005. Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is not significant or meaningful.

Product Development and Quality Assurance

The Company plans to continue addressing the needs of midmarket users of client/server and Web-based enterprise software by continuing to develop high quality software products that feature advanced technologies. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.” The Company's technology strategy is to develop leading business application software using its own technologies, based on and combined with leading third-party, industry-standard technologies in database management systems, application development tools, operating systems, user interfaces and networks. The Company plans to use technologies from Microsoft Corporation whenever possible and plans to build technologies based on Microsoft Corporation’s recommended technical architecture. In particular, the Company believes that it remains an industry leader in designing and developing products for Microsoft platforms, including the .NET Framework. The Company also believes that it has been a pioneer in the use of browsers and GUIs with integrated business application software. Currently, the Company continues to pursue applications based on a SOA and Web services that can simplify the development, maintenance, deployment and customization of its products.

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

The Company’s technical strategy for its Enterprise, Epicor for Service Enterprises, iScala, Clientele, CRS, Vantage and Vista suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that support multiple client deployments including smart-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure for connecting enterprises through the Internet by leveraging key Microsoft technologies such as Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provide a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. Epicor believes that it has maintained a leadership position with respect to Web services and .NET. The Company was among the first early adopters invited by Microsoft to work with Visual Studio .NET and the .NET Framework and participated with Microsoft in the launch of the Web Services Interoperability Organization (WS-I.org) to promote standards for interoperability and accelerate the adoption and deployment of Web services. The Company was also the first vendor to release enterprise CRM and ERP for Services applications fully re-architected for the Microsoft .NET Framework. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

The computer software industry is characterized by rapid technological advances and continual changes in customer business requirements and priorities. The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and continue to achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users’ needs for broad functionality and multi-platform support and to advances in hardware and operating systems, particularly in the areas of Business Process Management, On-Demand Business and Collaborative Commerce.

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

Expenditures for software development were $37.4 million, $34.1 million and $28.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expenditures for software development as a percentage of revenue were 8.7%, 8.9% and 9.8% for the years ended December 31, 2007, 2006 and 2005, respectively.

Competition

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company's product offerings that are targeted at the same markets. In addition, a number of companies offer “best-of-breed,” or point solutions, similar to or competitive with a portion of the Company’s enterprise business application suite. Some of the Company’s existing competitors, as well as a number of new potential competitors, have larger technical staffs, larger more established marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company’s products or that achieve greater market acceptance. The Company’s future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company’s results of operations. In addition, potential customers may increasingly demand that certain of the Company’s enterprise systems incorporate certain RDBMS or operating system software offered by competing products, but not currently supported by the Company’s products.

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

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $10 million and $1 billion. Businesses in the midmarket require solutions that provide a more sophisticated level of functionality to effectively manage their business. These businesses require applications that are easy to implement, extend, manage and use, as well as being affordable. Midmarket enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server-based solutions, and the Enterprise, Epicor for Services Enterprises, iScala, Clientele, CRS and Vantage product lines are well positioned to address this requirement.

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

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in three distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting mid-sized businesses as their traditional market becomes saturated, including Oracle Corporation (includes Peoplesoft and J.D. Edwards), and SAP AG, (ii) mid-range ERP vendors, including Infor (includes Geac, Mapics, SSA, Symix and Systems Union), Lawson Software Inc. (includes Intentia), IFS and Microsoft Dynamics (includes Great Plains, Axapta, and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., and Systems Union, Ltd. (now part of Infor) for financial accounting; ChangePoint (owned by Compuware Corporation), Deltek Systems, Inc., Unit 4 Agresso, N.V, BST Global, and QuickArrow, Inc., for professional services automation; HighJump Software (part of 3M), Prophet21 (owned by Activant), and Manhattan Associates, Inc. for distribution and warehousing; QAD, Inc., for manufacturing; JDA Software Group Inc. and DataVantage (owned by Micros Systems, Inc.) for specialty retail; and Salesforce.com Inc., Siebel Systems Inc. (owned by Oracle Corporation), FrontRange Solutions, Inc. and SalesLogix (owned by Best Software, Inc.) for sales force automation, customer service and support. In addition, as the Company sells its products to larger companies, it also faces increased competition from larger and well-established competitors such as Oracle and SAP AG. While these competitors offer dedicated applications, the Company believes that its broad product offerings, global infrastructure and level of product integration provide a significant competitive advantage.

Intellectual Property

The Company regards its software as proprietary in that title to and ownership of the software generally resides exclusively with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third-parties will not copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary. To date, the Company has not relied on patent protection for its software products. While the Company’s competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors such as the knowledge, ability and experience of the Company’s personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competitors will not independently develop software products that are substantially equivalent or superior to the Company’s software products.

The Company’s software products are generally licensed to end users on a "right to use" basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization’s internal business purposes. Additionally, the end user is generally not permitted to sublicense or transfer the products. When sold through VARs and distributors, the Company licenses its software products pursuant to "shrink wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Certain components of the Company’s products are licensed from third parties.

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

Employees

As of February 29, 2008, the Company had 2,907 full-time employees, including NSB employees. The Company had 610 in product development, 529 in support services, 936 in professional services, 436 in sales, 63 in marketing and 333 in administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.epicor.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

If we were to lose the services of the members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our executive Officers such as our CEO and CFO as well as other senior members of our management team such as our chief marketing officer and senior vice presidents are critical to the overall management of Epicor as well as the development of our technology, our operations and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any members of our executive management team and the possible inability to attract qualified replacements in a timely manner could adversely affect our ability to compete effectively and seriously harm our business.

We may not be able to maintain and expand our product offerings or business if we are not able to retain, hire and integrate sufficiently qualified personnel.

The Company’s success depends in large part on the continued service of key management personnel that are not subject to employment agreements, including, but not limited to, several of the key personnel employed as a result of the Company’s recent acquisitions. In addition, the Company needs to expand its workforce to continue its growth, and the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel, including those who came to the Company as part of acquisitions, or attract sufficient numbers of qualified key personnel in the future. The failure to retain or attract such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

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

In the long term (i.e., a year or more), an interruption of supply from these vendors could potentially be overcome through migration to another third party supplier or development within the Company. However, any interruption in the short term could have a significant detrimental effect on the Company’s ability to continue to market and sell those of its products relying on these specific third party products and could have a material adverse effect on the Company’s business, results of operation, cash flows and financial condition.

We may pursue strategic acquisitions, investments and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. The Company’s acquisitions of Scala Business Solutions in 2004, CRS in 2005 and NSB in 2008 are typical of this ongoing strategy. However, while this strategy has historically and may in the future involve acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, the specific risks we commonly encounter in these types of transactions include the following:

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the fiscal years ended December 31, 2007 and 2006, 39.8% and 36.8%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Fluctuations in the value of foreign currencies could adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the fiscal years ended December 31, 2007 and 2006, 13% and 14%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. Historically, the Company has sold its financial and customer relationship management (CRM) products through direct sales as well as through the indirect distribution channel. However, the Company is currently developing a distribution channel for certain of its manufacturing product lines not previously widely sold through VARs and other distributors. It is not yet certain that these products can be successfully sold through such a channel and the long term impact of this new distribution channel on the Company’s performance is as of yet undetermined as is the Company’s ability to generate additional license and services revenue from such a channel. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to our non-operating income. The Company estimates the volume of sales transactions in various currencies. Our estimates of transaction volumes in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses. Also, in December 2007, the Company announced its offer to acquire the capital shares of NSB Retail Systems for consideration denominated in pounds sterling. While the Company capped its exposure to negative fluctuations between the U.S. dollar and pound sterling through the purchase of call option contracts, depreciation of the pounds sterling against the U.S. dollar may result in a material loss in the value of the option contracts (see Note 15 in Notes to the Consolidated Financial Statements).

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2005 through the fourth quarter of 2007, quarterly operating income has ranged from $6.6 million to $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2005 through the fourth quarter of 2007, the Company’s quarterly operating cash flows have ranged from $3.2 million provided by operating activities to $22.3 million provided by operating activities. The Company’s cash and cash equivalents have increased from $49.8 million at December 31, 2005 to $75.2 million at December 31, 2007. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Since December 31, 1999, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of December 31, 2007, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2007, the price of the Company’s common stock ranged from a low of $9.59 to a high of $15.75. For fiscal year ended December 31, 2007, the stock price ranged from a low of $10.55 to a high of $15.49. As of February 22, 2008, the Company had 58,396,409 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If we are not able to successfully integrate CRS Retail Technology Group, Inc. and NSB Retail Systems and their operations with the Company and between themselves , our ability to achieve anticipated revenues and related profits, as well as sales for the CRS and NSB products may be adversely impacted.

The success of our acquisitions of CRS and NSB will depend in large part upon our ability to continue to successfully integrate the CRS and NSB businesses into the Company and between themselves. As with most acquisitions, integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the businesses of CRS and NSB and thus, the Company. The challenges involved in continuing to integrate CRS and NSB with the Company include:

•	Coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	Introducing and effectively selling and cross selling the CRS and NSB products into international (non-US) markets where they have not traditionally been offered;

•	Combining product offerings and technology;

•	Coordinating and combining domestic operations, relationships and facilities;

•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	Coordinating CRS’ and NSB’s research and development efforts here in the United States with the Company’s R&D facilities both in the U.S. as well as in Moscow, Russia and Monterrey, Mexico;

•

Continuing to demonstrate to the existing CRS and NSB customers that the acquisitions will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	Preserving distribution, marketing or other important relationships of the Company, CRS and NSB and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of the Company, CRS and NSB, maintaining employee morale and retaining key employees and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

The integration of the CRS and NSB businesses into the Company’s business may not realize all of the anticipated benefits of the acquisition to the extent, or in the time frame, anticipated. The failure to fully integrate the CRS and NSB businesses successfully into the Company or to realize all of the anticipated benefits of the acquisitions could seriously hinder our plans for product development and business and market expansion.

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

In connection with our previous acquisitions, we currently have goodwill of $169.3 million and $46.5 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

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

We have a significant amount of debt following our note offering in 2007 and credit agreement in February 2008.

As of December 31, 2007, we had approximately $230 million of outstanding debt. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended by the First Amendment dated February 11, 2008 and the Notice dated February 11, 2008, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

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

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement and meeting specified requirements under U.S. generally accepted accounting principles (GAAP) may be accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable to settle the conversion spread being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share until the notes are “in the money”, and we are assumed to issue the number of shares of our common stock to settle the conversion spread.

The Financial Accounting Standards Board (FASB) is addressing, among other things, the accounting method for net share settled financial instruments. The FASB is considering a proposed method for accounting for net share settled financial instruments under which the debt and equity components of the convertible security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be accounted for as an original issue discount bond and would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet. Income available to common stockholders would be lower by recognizing amortization of the original issue discount as interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

We cannot predict the outcome of the FASB deliberations and whether or not the FASB will require net share settled financial instruments to be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively. We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt instruments. Any change in the accounting method for convertible securities could have an adverse impact on our reported or future financial results and could cause future results to vary in unpredictable ways if we must mark to market the equity component of the recently issued notes. These impacts could adversely affect our stock price.

Because of these and other factors affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The below table outlines the Company’s primary property leases as of December 31, 2007:

Location	Square Footage	Lease Expiration
Irvine, California - HQ	74,000	July 2011
Newburgh, New York	110,000	December 2009-2010
Minneapolis, Minnesota	52,000	August 2012
Moscow, Russia	24,000	June 2008
Bracknell, United Kingdom	23,000	March 2019
San Diego, California	21,000	August 2009
Nacka, Sweden	16,000	September 2012
Monterrey, Mexico	17,000	May 2008

The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. The Company has approximately 173,000 square feet in the San Diego facility, of which approximately 152,000 square feet is currently sublet to two third parties. The principal activities in San Diego, Minneapolis and Newburgh are sales, development, consulting and customer support. Internationally, Bracknell, United Kingdom and Nacka, Sweden are used for international sales, marketing, consulting, customer support and administration. Of the total Bracknell, United Kingdom space, approximately 8,700 square feet is currently being sublet to a third party. The Company also leases property in Monterrey, Mexico and Moscow, Russia for product development.

In addition to the locations listed above, the Company leases other offices for sales, service, and product development in various locations worldwide. The Company is continually evaluating its facilities for cost effectiveness and suitability for purpose and will adjust its facilities portfolio to fit the needs of the Company at any point in time. However, the Company believes its current facilities are suitable for their respective uses and adequate for the Company’s needs.

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

No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	MARKET VALUE OF COMMON STOCK

The Company's Common Stock is traded on The Nasdaq Global Select Market under the symbol EPIC. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated.

Year ended December 31, 2006:
	High	Low
1st Quarter	$14.62	$11.25
2nd Quarter	$13.34	$9.90
3rd Quarter	$13.11	$9.59
4th Quarter	$14.40	$12.60

Year ended December 31, 2007:
	High	Low
1st Quarter	$14.43	$12.78
2nd Quarter	$15.49	$13.79
3rd Quarter	$15.00	$12.34
4th Quarter	$13.87	$10.55

There were approximately 1,241 registered security holders of record as of February 22, 2008. Because many of the Company’s shares of common stock are held by brokers or other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by the record holders. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Epicor Software Corporation under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison of cumulative total returns for the Company, the Center for Research in Securities Prices Index for the NASDAQ Stock Market (United States Companies) (the “CRSP NASDAQ Index”) and the Center for Research in Securities Prices Index for NASDAQ Computer and Data Processing Stocks (the “CRSP NASDAQ Computer Index”) for the last five fiscal years ended on December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the common stock of the Company, the Nasdaq Market Index and the CRSP NASDAQ Computer Index and assumes that all dividends have been reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
EPICOR SOFTWARE CORPORATION

Produced on 02/22/2008 including data to 12/31/2007

$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
942.4
206.1
198.0
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	EPICOR SOFTWARE CORPORATION	100.0	1020.8	1127.2	1130.4	1080.8	942.4
— — — *	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0
- - - - ▲	Nasdaq Computer and Data Processing Stocks SIC 7370-7379 US & Foreign	100.0	131.8	145.3	150.2	168.7	206.1

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

14134/80000060 Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved. ©Copyright 2008

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	(a) Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	5,124	$12.59		N/A	N/A

November 1, 2007 to November 30, 2007	4,151	$11.53		N/A	N/A

December 1, 2007 to December 31, 2007	—	—		N/A	N/A

Total	9,275	$12.11	(1)

(1)	Represents the weighted average price per share purchased during the fourth quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. There were no repurchases that were made pursuant to this program during the fourth quarter of fiscal 2007.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data presented below for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements that are not included in this Annual Report.

	As of and for the years ended December 31,
in thousands, except per share amounts	2007	2006	2005	2004	2003
	(5)	(4)	(3)	(2)	(1)
Total revenues	$429,832	$384,096	$289,413	$224,866	$154,332

Net income	$41,277	$23,818	$52,035	$23,969	$7,963

Basic net income per share	$0.72	$0.43	$0.95	$0.47	$0.17

Diluted net income per share	$0.71	$0.42	$0.92	$0.45	$0.16

Total assets	$645,381	$441,890	$428,951	$255,749	$102,223

Long-term debt (less current portion)	$230,491	$98,273	$124,639	$30,264	$—

Total stockholders’ equity	$262,925	$208,620	$170,450	$97,657	$27,461

(1)	For the year ended December 31, 2003, net income included restructuring charges of $937,000, a $1,100,000 reduction in general and administrative expenses related to a decrease in the allowance for doubtful accounts and a $241,000 fee paid to the holders of the preferred stock accounted for as a beneficial conversion option on the preferred stock.
(2)	For the year ended December 31, 2004, net income included restructuring charges of $2,382,000 and includes the results of operations related to the Scala acquisition from June 18, 2004 (date of acquisition) through December 31, 2004.
(3)	For the year ended December 31, 2005, net income included restructuring charges of $359,000, a non cash income tax benefit of $18,189,000 and included the results of operations related to the CRS acquisition from December 6, 2005 (date of acquisition) through December 31, 2005.
(4)	The amounts included in 2006 and the following years reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), effective January 1, 2006.
(5)	For the year ended December 31, 2007, net income included restructuring charges of $909,000 and a non cash income tax benefit of $13,970,000.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total revenues for the year ended December 31, 2007, increased 11.9% to $429.8 million, compared to $384.1 million for the year ended December 31, 2006. Net license revenue increased by 10.0% to $109.4 million for the year ended December 31, 2007, compared to $99.5 million for the year ended December 31, 2006. Consulting revenue was $134.7 million for the year ended December 31, 2007, an increase of 25.3%, when compared to consulting revenues of $107.5 million for the year ended December 31, 2006. Maintenance revenue for the year ended December 31, 2007 was $160.3 million, an increase of 6.8% compared to maintenance revenues of $150.1 million for the year ended December 31, 2006. Hardware and other revenue for the year ended December 31, 2007 was $25.4 million, down from $27.0 million for the year ended December 31, 2006.

Overall gross margin was 51.3% for the year ended December 31, 2007, compared to 52.5% during the same period in 2006, primarily due to a higher mix during 2007 of consulting revenues, which have relatively lower gross margins than software and maintenance revenues.

Cash flows from operations were $65.3 million during the year ended December 31, 2007, a 39.6% increase over 2006 cash flows from operations of $46.8 million.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles (GAAP). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates and pricing of the various product and service elements of a contract;

•	Availability of products to be delivered;

•	Time period over which services are to be performed;

•	Creditworthiness of the customer;

•	The complexity of customizations and integrations to the Company’s software required by service contracts;

•	The sales channel through which the sale is made (direct, VAR, distributor, etc.);

•	Discounts given for each element of a contract;

•	Any commitments made as to installation or implementation “go live” dates and

•	Whether vendor specific objective evidence of the fair value of undelivered elements exists.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at December 31, 2007. Receivables from customers are generally unsecured.

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations.

Intangible Assets

The Company’s intangible assets were recorded as a result of the Company’s acquisitions and represent acquired technology, customer base and trademarks. These intangible assets are amortized on a straight-line basis over the estimated economic life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line, could require future write-downs in the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. In accordance with SFAS No. 141, “Business Combinations,” the Company has recorded these acquisitions using the purchase method of accounting. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed an impairment review of its recorded goodwill in 2007 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006. Under the fair value recognition provisions of this statement, stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice by no longer granting stock options to employees, and granting restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

Income Taxes

Income taxes are determined under guidelines prescribed by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years and anticipated operating income and cash flows for future periods that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released a portion of the valuation allowance related to certain foreign jurisdictions, resulting in a non-cash income tax benefit to net income, as well as a credit to goodwill as some of the deferred tax assets existed at the date of Scala’s acquisition. The Company intends to maintain a valuation allowance for the remaining foreign deferred tax assets until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters. If it is determined that it is more likely than not that all or a portion of these remaining foreign deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated altogether which will result primarily in a decrease to goodwill.

Future releases of the valuation allowance related to these assets will be accounted for as a reduction of goodwill rather than a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. The Company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

U.S. income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

New Accounting Pronouncements

For new accounting pronouncements see Note 1 in Notes to the Consolidated Financial Statements.

Acquisitions

NSB Retail Systems

On February 7, 2008, the Company completed its acquisition of NSB Retail Systems PLC (NSB). Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. NSB designs, develops, markets and supports store, merchandising and solutions to retailers of apparel, footwear, and specialty merchandise. The acquisition of NSB provides an expanded portfolio of products and services for large specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller and mid-sized retailers who are interested in rapid implementation via an on-demand versus on-premise offering.

The value of the fully diluted share capital of NSB was approximately $311.8 million, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161.3 million in existing cash balances, which includes the $161.0 million included in “cash designated for acquisition” in the accompanying Consolidated Balance Sheets, as well as interest earned, with the balance of the consideration funded by drawing from the Company’s credit facility pursuant to the Credit Agreement, as amended (see Note 6 in Notes to the Consolidated Financial Statements).

Professional Advantage

On May 16, 2007, the Company acquired the assets of a division of Professional Advantage Pty Limited (PA), a privately held reseller located in Australia. The primary purpose of this acquisition was to increase the Company’s presence and direct customer base in the territories covered by PA.

The purchase price was allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The following table summarizes the allocation of the purchase price (in thousands):

Cash	$16,000
Transaction costs	631

Total	$16,631

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,626
Accrued liabilities	(632)
Deferred revenue	(339)

Net assets acquired	$16,631

Debt Offering

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027. The notes are unsecured and pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock prior to the offering on May 2, 2007, which was $13.92 per share. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The notes do not contain any restrictive financial covenants.

The net proceeds of the offering were $222.0 million after deducting the underwriters’ discounts and commissions and offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under the 2006 credit facility.

In July 2007, the FASB issued a proposed Staff Position (FSP APB 14-a) that applies to convertible debt instruments, including the Company's 2.375% convertible senior notes, that may be settled in whole or in part with cash upon conversion. The proposed FSP APB 14-a would require the Company to allocate a portion of the proceeds of the notes to the embedded conversion feature, based on the estimated fair value of the conversion feature. The conversion feature would be accounted for as a discount on the notes and amortized as non-cash interest expense over the expected term of the notes, resulting in an increase to the Company’s reported interest expense. If the proposed FSP APB 14-a is issued in its current form, the Company would be required to adopt it as of January 1, 2008, retroactively applied to the May 2007 issuance date of the notes, with the cumulative effect charged to retained earnings. The proposed FSP could materially impact the Company’s results of operations and earnings per share, but would have no impact on the Company’s cash flows.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in millions, except percentages):

	Year Ended December 31,		Change
	2007	2006	Change $	Change %
Revenues:
License fees	$109.4	$99.5	$9.9	10.0%
Consulting	134.7	107.5	27.2	25.3%
Maintenance	160.3	150.1	10.2	6.8%
Hardware and other	25.4	27.0	(1.6)	(6.1)%

Total revenues	$429.8	$384.1	$45.7	11.9%

Gross profit %:
License fees	78.3%	80.6%
Consulting	17.9%	18.1%
Maintenance	78.2%	77.2%
Hardware and other	11.4%	11.5%

Amortization of intangible assets	$17.4	$17.0	$0.4	2.4%
% of total revenues	4.1%	4.4%

Gross profit	$220.5	$201.6	$18.9	9.4%
% of total revenues	51.3%	52.5%

Sales and marketing expenses	$80.5	$70.4	$10.1	14.3%
% of total revenues	18.7%	18.3%

Software development expenses	$37.4	$34.1	$3.3	9.7%
% of total revenues	8.7%	8.9%

General and administrative expenses	$58.3	$52.1	$6.2	11.9%
% of total revenues	13.6%	13.6%

Restructuring and other	$1.6	$—	$1.6	100.0%
% of total revenues	0.4%	0.0%

Interest expense	$8.5	$9.3	$(0.8)	(8.7)%
% of total revenues	2.0%	2.4%

Gain on sale of non-strategic asset	$1.6	$—	$1.6	100.0%
% of total revenues	0.4%	0.0%

Interest and other income, net	$6.6	$2.8	$3.8	133.1%
% of total revenues	1.5%	0.7%

Provision for income taxes	$1.3	$14.8	$(13.5)	(91.5)%
Effective tax rate	3.0%	38.3%

Net income	$41.3	$23.8	$17.5	73.3%
% of total revenues	9.6%	6.2%

Revenue

The increase in license fee revenues during the year ended December 31, 2007, compared to the same period in 2006, is due primarily to higher average selling prices for the Company’s products, both domestically and internationally as well as an increase in sales of the Company’s Vantage and Scala products. License fee revenues for the year ended December 31, 2007 included ten sales greater than $0.5 million, of which three were greater than $1.0 million. One of the sales greater than $1.0 million was related to the sale of a non-strategic asset (see “Sale of Non-Strategic Asset”). License fee revenues for the year ended December 31, 2006 included eleven sales greater than $0.5 million, of which none were greater than $1.0 million.

The increase in consulting revenues during the year ended December 31, 2007, compared to the same period in 2006, is primarily due to contracts for larger consulting engagements and the Company’s strategic objective of providing an expanded offering of professional services, such as managed services and hosting. As the Company’s average selling price for software increases, the Company has experienced a corresponding increase in the average size of its consulting engagements for implementing new systems for customers. In order to meet the demand for this additional consulting work, the Company hired additional consulting personnel. Consulting headcount also increased due to the acquisition of PA in May of 2007. Total consulting headcount increased by 9% from December 31, 2006 to December 31, 2007.

The increase in maintenance revenues during the year ended December 31, 2007, compared to the same period in 2006, is due to continued high renewal rates in the Company’s customer base, continued higher license sales and related maintenance contracts sold with new licenses and an increase in existing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The decrease in hardware and other revenue for the year ended December 31, 2007, as compared to the same period in 2006, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $170.9 million and $141.2 million for the years ended December 31, 2007 and 2006, representing 39.8% and 36.8%, respectively, of total revenues. The 2007 increase of international revenue in both absolute dollars and as a percentage of revenue is primarily due to successful sales of larger international consulting engagements and the Company’s strategic objective of providing an expanded offering of professional services. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the year ended December 31, 2007 being reported $11.9 million, or 3.1%, higher than these revenues would have been if they had been translated at 2006 foreign currency exchange rates. The Company expects international revenues to decrease as a percentage of total revenues as a result of the NSB acquisition as NSB has historically had very little international revenue.

Cost of Revenues and Gross Margins

Cost of license fee revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to VARs, costs associated with product packaging and documentation and software duplication. For the year ended December 31, 2007, compared to the same period in 2006, gross profit decreased as a percentage of revenue, as costs increased primarily due to the mix of products.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs increased in absolute dollars and as a percentage of revenue during the year ended December 31, 2007, compared to the same period in 2006, due primarily to a 9% increase in consulting headcount. In order to support the market demand for services, the Company has continued to hire consulting resources, and whenever practicable, does so in lower cost geographies. Consulting services margins were slightly negatively impacted as new hires were being trained for their scheduled deployment on revenue generating activities.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products, as well as salaries, benefits and other headcount-related expenses for the Company’s support organization. For the year ended December 31, 2007, compared to the same period of 2006, cost of maintenance revenues increased in absolute dollars due primarily to an increase in headcount. Maintenance gross profit increased during the year ended December 31, 2007, compared to the same period in

2006, due to higher maintenance revenue, as well as the lower headcount costs associated Company’s continued resource investment in lower cost geographies to help support additional demand for the Company’s maintenance services.

Cost of hardware and other revenues decreased in absolute dollars due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit for hardware and other revenues was relatively consistent for the year ended December 31, 2007, compared to the same period in 2006.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the years ended December 31, 2007 and 2006, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $17.4 million and $17.0 million, respectively. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in these costs in absolute dollars and as a percentage of revenue for the year ended December 31, 2007, compared to the same period in 2006, is primarily due to increased headcount of approximately 15%. In addition, stock-based compensation expense increased $1.1 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to additional grants of shares in the performance-based restricted stock plan for existing employees and new hires.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States, Mexico, Eastern Europe and Russia, where the Company operates development centers.

Software development expenses increased in absolute dollars for the year ended December 31, 2007, compared to the same period in 2006. The increase in these costs is due primarily to an increase in headcount of approximately 12%, primarily to focus on translation and localization of its products for various international markets. Software development expenses for the year ended December 31, 2007 decreased as a percentage of total revenue, compared to the same period in 2006 due to the Company’s investment in new resources in lower cost geographies.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses increased in total dollars but remained consistent as a percentage of total revenues during the year ended December 31, 2007, compared to the same period in 2006. This increase is primarily attributable to increases in personnel-related costs and provision for doubtful accounts. The increase in personnel-related costs included $0.8 million related to stock-based compensation due primarily to additional grants of shares in the performance-based restricted stock plan for both existing employees and new hires during the year.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted prior to 2006 and restricted stock issued by the Company. For the year ended December 31, 2007 and 2006, stock-based compensation expense was $11.7 million and $9.5 million, respectively.

At December 31, 2007, there was approximately $8.6 million and $2.7 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted average periods of approximately one year and two years, respectively. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s final achievement for the 2007 plan year, the Company recorded stock compensation expense related to performance-based grants of $8.0 million for the year ended December 31, 2007.

At December 31, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2007	2006
Cost of consulting revenues	$1,234	$985
Cost of maintenance revenues	514	445
Sales and marketing	3,909	2,852
Software development	856	830
General and administrative	5,181	4,339

Total stock-based compensation expense	$11,694	$9,451

Restructuring and Other

During 2007, the Company recorded restructuring charges of $0.9 million. This includes severance costs of $0.9 million and facility charges of $0.1 million related to the third quarter 2007 restructuring. The facility charges are due to terminating a lease to an office in Europe and the related leasehold improvements on the facility. Additionally, during 2007, the Company released $0.1 million as a result of a change in estimate associated with the existing restructuring reserves.

During the year ended December 31, 2007, the Company incurred $0.7 million in due diligence costs associated with a potential acquisition. These costs were charged to results of operations in connection with the decision not to proceed with the acquisition.

Interest Expense

Interest expense decreased for the year ended December 31, 2007, as compared to the same period in 2006. The decrease is primarily due to the Company’s convertible senior notes issued in May of 2007, which had a lower interest rate than the credit facility in place in 2006. This credit facility was paid in full in May 2007 (see Note 6 in Notes to the Consolidated Financial Statements).

Sale of Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well. This consideration, less the carrying amounts of $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1.6 million which is included in “gain on sale of non-strategic asset” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007.

Interest Income and Other, Net

Interest income and other, net, increased for the year ended December 31, 2007, as compared to the same period in 2006, due primarily to an increase in interest earned on the Company’s cash balances. The Company’s average cash balance in 2007, which included cash designated for acquisition at December 31, 2007, increased significantly over 2006. The increase in interest income was offset by foreign currency loss. The foreign currency loss results primarily from marking to market the Company’s outstanding option contracts related to the 2008 NSB Retail Systems acquisition (see Note 15 in Notes to the Consolidated Financial Statements).

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

The Company recorded a provision for income taxes of $1.3 million and $14.8 million for the twelve months ended December 31, 2007 and 2006, respectively. The effective income tax rates were 3.0% and 38.3% for the twelve months ended December 31, 2007 and 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to a non cash income tax benefit resulting from the release of certain foreign valuation allowances during 2007, and due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income during 2006.

Future releases of the valuation allowance related to these assets will be accounted for as a reduction of goodwill rather than a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years and anticipated operating income and cash flows for future periods that it is more likely than not that certain foreign deferred tax assets will be realized in the future, and, accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released a portion of the valuation allowance related to certain foreign jurisdictions, resulting in a non-cash income tax benefit to net income as well as a credit to goodwill as some of the deferred tax assets existed at the date of Scala’s acquisition. The Company intends to maintain a valuation allowance for the remaining foreign deferred tax assets until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters. If it is determined that it is more likely than not that all or a portion of these remaining foreign deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated altogether which will result primarily in a decrease to goodwill.

The Company adopted FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of $1.1 million to the January 1, 2007 retained earnings balance. During 2007, the company increased unrecognized tax benefits related to uncertain tax positions in the amount of $0.2 million.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in millions, except percentages):

	Year Ended December 31,		Change
	2006	2005	Change $	Change %
Revenues:
License fees	$99.5	$77.1	$22.4	29.2%
Consulting	107.5	73.7	33.8	46.0%
Maintenance	150.1	134.5	15.6	11.5%
Hardware and other	27.0	4.1	22.9	551.3%

Total revenues	$384.1	$289.4	$94.7	32.7%

Gross profit %:
License fees	80.6%	79.8%
Consulting	18.1%	20.4%
Maintenance	77.2%	79.0%
Hardware and other	11.5%	50.7%

Amortization of intangible assets	$17.0	$11.8	$5.2	44.6%
% of total revenues	4.4%	4.1%

Gross profit	$201.6	$173.2	$28.4	16.4%
% of total revenues	52.5%	59.8%

Sales and marketing expenses	$70.4	$61.0	$9.4	15.4%
% of total revenues	18.3%	21.1%

Software development expenses	$34.1	$28.5	$5.6	19.7%
% of total revenues	8.9%	9.8%

General and administrative expenses	$52.1	$46.3	$5.8	12.7%
% of total revenues	13.6%	16.0%

Restructuring and other	$—	$0.4	$(0.4)	(100.0)%
% of total revenues	0.0%	0.1%

Write-off of in-process research and development	$—	$2.0	$(2.0)	(100.0)%
% of total revenues	0.0%	0.7%

Interest expense	$9.3	$1.5	$7.8	530.5%
% of total revenues	2.4%	0.5%

Interest and other income, net	$2.8	$0.3	$2.5	849.3%
% of total revenues	0.7%	0.1%

Provision (benefit) for income taxes	$14.8	$(18.2)	$33.0	181.3%
Effective tax rate	38.3%	(53.6)%

Net income	$23.8	$52.0	$(28.2)	(54.2)%
% of total revenues	6.2%	18.0%

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

Cost of Revenues and Gross Margins

Cost of license fees consists primarily of software royalties paid for third-party software incorporated into the Company’s products, costs associated with product packaging and documentation and software duplication. For the year ended December 31, 2006, as compared to the same period in 2005, cost of license fees decreased primarily due to product mix.

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

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base, a third party funded development agreement, and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic life of the assets. For the years ended December 31, 2006 and 2005, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $17.0 million and $11.8 million, respectively. The increase in amortization expense for the year ended December 31, 2006, as compared to the same period in 2005, is due to the additional amortization expense related to the acquisitions of Scala Italy in April 2005, CRS in December 2005 and Scala Africa in October 2006. Amortization of acquired technology and trademarks will be complete in 2010 and amortization of the customer base will be complete in 2013.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in absolute dollars for the year ended December 31, 2006, as compared to the same period in 2005, is primarily due to the acquisition of CRS, which added approximately $3.3 million in additional cost and $2.9 million related to stock-based compensation expenses resulting from the adoption of SFAS 123-R during 2006. The remaining increase in sales and marketing expense is due to increased headcount in sales of approximately 20%. Sales and marketing expenses decreased as a percentage of revenue due to the increase in revenues for the year ended December 31, 2006, as compared to the same period in 2005.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States, Mexico, and Russia, where the Company operates development centers. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the years ended December 31, 2006 and 2005, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

On December 18, 2005, the Compensation Committee of the Board of Directors of the Company authorized the Company to accelerate the vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s stock plans that had exercise prices per share of $14.31 or higher. The decision to accelerate the vesting was made primarily to reduce the impact of recording non-cash compensation expense upon the implementation of SFAS 123-R. Options to purchase approximately 475,000 shares of the Company’s common stock became exercisable immediately. Options held by non-employee directors were not included in the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option until the date on which such shares would have vested under the options original vesting terms. There was no accounting impact associated with the acceleration of vesting of these options.

Interest Expense

Interest expense increased for the year ended December 31, 2006, as compared to the same period in 2005. The increase is due to the acquisition of CRS and the additional debt the Company incurred related to the purchase of CRS (see Note 6 in Notes to the Consolidated Financial Statements).

Interest and Other Income, Net

Interest and other income, net increased for the year ended December 31, 2006, as compared to the same period in 2005. The increase is due primarily to interest income on cash in the Company’s international cash balances as these balances earned a higher interest return. In addition, the increase is due to foreign currency gain due to the strengthening of the U.S. dollar as well as the Company’s implementation of a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks.

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

The Company recorded a provision (benefit) for income taxes of $14.8 million and $(18.2) million for years ended December 31, 2006 and 2005, respectively. The effective income tax rates were 38.3% and (53.6)% for the years ended December 31, 2006 and 2005, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income for the year ended December 31, 2006 and benefits from the release of valuation allowance against U.S. deferred tax assets for the year ended December 31, 2005.

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

The Company is currently under examination in various locations including the Netherlands, the United Kingdom, Hungary and Canada. The Company does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the year ended December 31, 2007 (in millions):

2007
Cash and cash equivalents	$75.2
Working capital	55.1
Net cash provided by operating activities	65.3
Net cash (used in) investing activities	(184.6)
Net cash provided by financing activities	124.1
Long-term debt, less current portion	230.5

As of December 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $75.2 million. The Company’s operations provided $65.3 million in cash during the year ended December 31, 2007. As of December 31, 2007, the Company had $1.0 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through October 2009, and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $125.5 million. The Company believes this is a relevant measurement of working capital, as deferred revenue represents an obligation to provide future services instead of a future cash outflow. The cost of providing these services is generally fixed in nature and ranges from 21% to 24% of the related revenues.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. As of December 31, 2007, no repurchases have been made.

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027. The notes are unsecured and pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock prior to the offering which began on May 2, 2007, which was $13.92 per share. The share settlement feature upon conversion of the senior convertible notes is generally limited to the conversion value in excess of the par value of the notes. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The notes do not contain any restrictive financial covenants.

The Company’s days sales outstanding (DSO) for the last eight quarters are set forth in the following tables:

Quarter Ended:	2006
March 31	70
June 30	62
September 30	69
December 31	74

Quarter Ended:	2007
March 31	68
June 30	71
September 30	75
December 31	76

Quarterly DSO’s ranged from 62 to 74 days during 2006, and 68 to 76 days during 2007. The increase in DSO’s during 2007 was due primarily to the Company’s relatively higher mix of consulting revenues and relatively longer payment cycles associated with this line of business, particularly in international locations.

The Company’s principal investing activities for the year ended December 31, 2007 included cash designated for acquisition of $161.0 million, an acquisition for $16.8 million, the sale of a non-strategic asset of $2.5 million and capital expenditures of $7.9 million.

Financing activities for the year ended December 31, 2007 included $99.4 million in payments on long-term debt, $8.2 million in debt issuance fees and $3.0 million in the purchase of treasury stock. The Company expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements. Cash provided by financing activities included $230.0 million in proceeds from long term debt, proceeds from the issuance of stock under the employee stock purchase plan of $0.7 million and proceeds from the exercise of employee stock options in the amount of $2.3 million.

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), which provided for revolving loans of up to $100 million and a term loan facility of up to $100 million. On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds and on May 8, 2007, the Company paid in full the outstanding term loan from the proceeds of the convertible senior note offering (See Note 6 in Notes to Consolidated Financial Statements). Following the May 8, 2007 payment, the Company was no longer able to borrow under the term loan portion of the 2006 credit facility. As a result, during the second quarter of 2007, the Company wrote off $0.8 million of capitalized debt issuance costs related to the term loan. This charge is included in “Interest expense” in the Company’s Consolidated Statements of Operations. Effective December 17, 2007, the Company voluntarily terminated the 2006 credit facility in connection with the 2007 credit facility described below. There were no premiums or penalties incurred by the Company in connection with the termination of the 2006 credit facility, and all amounts outstanding under 2006 credit facility were deemed paid in full on the termination date.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for term loans in an amount up to $100 million and revolving loans in an amount up to $100 million with an option for the Company to increase the revolving loan commitments and/or the term loan commitments by an aggregate amount up to $50 million pursuant to an accordion feature for a total secured loan facility up to $250 million. In connection with the 2007 credit facility, the Company agreed to certain financial and other covenants. Funds under the 2007 credit facility are available to the Company upon completion of the NSB acquisition (See Note 15 in Notes to the Consolidated Financial Statements), to pay the fees and expenses incurred in connection with the NSB acquisition, as well as to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition. As the acquisition had not occurred by December 31, 2007, the Company had no borrowing capacity under the 2007 credit facility at that time.

On February 11, 2008, the Company amended the 2007 credit facility to exercise the accordion feature contained in the facility to increase the total credit facility to $250 million, consisting of $100 million of term loans and $150 million of revolving loans. On February 19, 2008, the Company borrowed $100 million in term loans and $60 million of revolving loans under the 2007 credit facility and used the proceeds to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition.

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating and capital leases for office facilities and equipment, long-term debt and purchase obligations. As of December 31, 2007, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	1 Year and Less	2-3 Years	4-5 Years	Thereafter	Total
Operating and Capital Lease Obligations,
Net of Sublease Income	$11,107	$15,688	$7,624	$6,016	$40,435
Long-term Debt	—	—	—	230,000	230,000
Estimated Interest Payments	5,463	10,925	10,925	78,516	105,829
Purchase Obligations	8,807	3,372	—	—	12,179

Total Contractual Obligations	$25,377	$29,985	$18,549	$314,532	$388,443

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position. The Company’s borrowing against the 2007 credit facility is not included in the table above.

The Company is dependent upon its ability to generate cash flows from license fees and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company, or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

The Company reported net income for the year ended December 31, 2007 of $41.3 million. Considering current cash reserves, and other existing sources of liquidity, including its revolving credit facility, management believes that the Company will have sufficient sources of financing to continue its operations through at least the next twelve months. There can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future. However, the Company may require additional sources of liquidity to fund any future acquisitions and its growth.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income, net” in the accompanying Consolidated Statements of Operations.

On December 14, 2007 the Company purchased three call options with an aggregate notional value of £160 million maturing March 31, 2008 for $4.1 million to hedge its exposure to negative fluctuations in the pound sterling-denominated purchase consideration in connection with the NSB acquisition. The options were marked to market on December 31, 2007 to a value of $1.8 million, which resulted in an unrealized loss of $2.3 million. The unrealized loss was recorded as foreign currency loss and is included in “interest income and other, net,” in the Consolidated Statements of Operations. Other than these call options, the Company had no other open options or forward contracts as of December 31, 2007.

Off-Balance Sheet Arrangements

On May 8, 2007, the Company closed an offering of convertible senior notes due in 2027. These notes are due in full in 2027 and are convertible into shares of common stock at a conversion price of $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. In accordance with relevant authoritative pronouncements issued by the FASB and its Emerging Issues Task Force (EITF), the conversion feature of the notes does not qualify for separate accounting from the notes. Accordingly, no separate amounts related to the conversion feature are presented in the consolidated financial statements (see Note 6 in Notes to the Consolidated Financial Statements).

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents, cash designated for acquisition and outstanding debt. At December 31, 2007, the Company had $75.2 million in cash and cash equivalents and $161.0 million in cash designated for acquisition. Based on the investment interest rate and the balance as of December 31, 2007, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $2.4 million on an annual basis, as well as decrease the Company’s net income and cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the U.S. are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Foreign Currency Risk.

The Company had three open option contracts related to the acquisition of NSB Retail Systems (see Note 1 in Notes to Consolidated Financial Statements), and no foreign currency forward contracts open as of December 31, 2007. International revenues represented 39.8% of the Company’s total revenues for the year ended December 31, 2007, and 30.1% of revenues were denominated in foreign currencies. Included in “interest and other income, net” in the accompanying Consolidated Statements of Operation are net realized and unrealized foreign currency transaction gains (losses) for the years ended December 31, 2007, 2006 and 2005 of ($0.7) million, $1.0 million and ($1.2) million, respectively, primarily due to inter-company revenues and cost of sales, marking the Company’s option contracts to market and translating inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the U.S. dollar and other major currencies during the year ended December 31, 2007, net unrealized and realized transaction gain would increase or decrease by approximately $2.1 million, as well as increase or decrease the Company’s net income and cash flows from operations for the respective periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Financial Statements:

Reports of Independent Registered Public Accounting Firms	57

Consolidated Balance Sheets as of December 31, 2007 and 2006	59

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	60

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.	61

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	62

Notes to Consolidated Financial Statements	63

All financial statement schedules have been omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Epicor Software Corporation

We have audited the consolidated balance sheets of Epicor Software Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 8 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2007. As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Epicor Software Corporation's and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Irvine, California

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Epicor Software Corporation:

We have audited the consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows of Epicor Software Corporation and subsidiaries (the “Company”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Epicor Software Corporation and subsidiaries for year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 31, 2006

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$75,158	$70,178
Short term investments	1,371	—
Accounts receivable, net	98,533	83,965
Deferred income taxes	7,060	17,909
Inventory, net	4,539	4,885
Prepaid expenses and other current assets	9,184	7,587

Total current assets	195,845	184,524

Property and equipment, net	14,762	12,251
Deferred income taxes	45,025	19,836
Intangible assets, net	46,524	56,209
Goodwill	169,267	163,360
Cash designated for acquisition	161,000	—
Other assets	12,958	5,710

Total assets	$645,381	$441,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,640	$14,298
Accrued compensation and benefits	27,555	24,236
Other accrued expenses	27,372	26,683
Current portion of long-term debt	145	1,102
Current portion of accrued restructuring costs	614	795
Current portion of deferred revenue	70,378	63,726

Total current liabilities	140,704	130,840

Long-term debt, less current portion	230,491	98,273
Long-term portion of accrued restructuring costs	356	876
Long-term portion of deferred revenue	823	1,271
Long-term deferred income taxes and other income taxes	10,082	2,010

Total long-term liabilities	241,752	102,430

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 180,000 shares authorized: 59,707 and 58,810 shares issued and outstanding	60	59
Additional paid-in capital	366,737	350,605
Less: treasury stock at cost, 1,119 and 903 shares	(13,883)	(10,895)
Accumulated other comprehensive income (loss)	61	(954)
Accumulated deficit	(90,050)	(130,195)

Total stockholders’ equity	262,925	208,620

Total liabilities and stockholder’s equity	$645,381	$441,890

See accompanying notes to the consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues:
License fees	$109,443	$99,530	$77,052
Consulting	134,722	107,520	73,666
Maintenance	160,278	150,010	134,544
Hardware and other	25,389	27,036	4,151

Total revenues	429,832	384,096	289,413

Cost of revenues:
License fees	23,748	19,295	15,548
Consulting	110,668	88,043	58,640
Maintenance	34,956	34,186	28,212
Hardware and other	22,506	23,937	2,046
Amortization of intangible assets	17,419	17,007	11,759

Total cost of revenues	209,297	182,468	116,205

Gross profit	220,535	201,628	173,208

Operating expenses:
Sales and marketing	80,508	70,417	61,034
Software development	37,369	34,060	28,454
General and administrative	58,302	52,118	46,256
Restructuring and other	1,571	—	359
Write-off of in-process research and development	—	—	2,000

Total operating expenses	177,750	156,595	138,103

Income from operations	42,785	45,033	35,105

Other income (expense):
Interest expense	(8,469)	(9,274)	(1,471)
Gain on sale of non-strategic asset	1,579	—	—
Interest and other income, net	6,639	2,848	300

Other income (expense), net	(251)	(6,426)	(1,171)

Income before income taxes	42,534	38,607	33,934
Provision (benefit) for income taxes	1,257	14,789	(18,189)
Minority interest in income of consolidated subsidiary	—	—	88

Net income	$41,277	$23,818	$52,035

Net income per share:
Basic	$0.72	$0.43	$0.95
Diluted	$0.71	$0.42	$0.92
Weighted average common shares outstanding:
Basic	57,112	55,919	54,665
Diluted	58,003	57,005	56,574

See accompanying notes to consolidated financial statements.

Epicor Software Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Series C and D Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Net Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount		Shares	Amount
Balance December 31, 2004	168,158	$3,046	53,155	$53	$305,885	417	$(4,431)	$(848)	$(206,048)	$97,657

Conversion of preferred stock	(168,158)	(3,046)	1,682	2	3,044					—
Acquisition of treasury stock related to stock option exchange program						467	(6,248)			(6,248)
Stock-based compensation expense					2,625					2,625
Issuance of restricted stock			200	—	2					2
Employee stock purchases			123	—	1,326					1,326
Exercise of stock options			571	1	2,298					2,299
Tax benefits of excess stock option deductions					20,959					20,959
Net income									52,035	52,035	52,035
Foreign currency translation								(205)		(205)	(205)

Balance December 31, 2005	—	—	55,731	56	336,139	884	(10,679)	(1,053)	(154,013)	170,450	$51,830

Acquisition of treasury stock						19	(216)			(216)
Stock-based compensation expense					9,451					9,451
Issuance of restricted stock			2,351	2	—					2
Employee stock purchases			96	—	1,086					1,086
Exercise of stock options			632	1	2,244					2,245
Tax benefits of stock option exercises and restricted stock vesting					1,685					1,685
Net income									23,818	23,818	23,818
Foreign currency translation								99		99	99

Balance December 31, 2006	—	—	58,810	59	350,605	903	(10,895)	(954)	(130,195)	208,620	$23,917

Acquisition of treasury stock						216	(2,988)			(2,988)
Stock-based compensation expense					11,694					11,694
Issuance of restricted stock, net of forfeitures			427	1	104					105
Employee stock purchases			53	—	678					678
Exercise of stock options			417	—	2,268					2,268
Tax benefits of stock option exercises and restricted stock vesting					1,388					1,388
Adoption of FIN 48 (Note 8)									(1,132)	(1,132)
Net income									41,277	41,277	41,277
Foreign currency translation								1,015		1,015	1,015

Balance December 31, 2007	—	$—	59,707	$60	$366,737	1,119	$(13,883)	$61	$(90,050)	$262,925	$42,292

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$41,277	$23,818	$52,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,908	23,558	16,265
Stock-based compensation expense	11,694	9,451	2,625
Provision for doubtful accounts	3,882	2,274	1,544
Provision for excess and obsolete inventory	78	200	—
Gain on sale of non-strategic asset	(1,579)	—	—
Restructuring charges	909	—	359
Write-off of in-process R&D	—	—	2,000
Excess tax benefits from share-based payment arrangements	(1,690)	(1,784)	20,959
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(16,881)	(16,691)	(5,707)
Inventory	269	(1,656)	(4,319)
Prepaid expenses and other current assets	(589)	(327)	6,329
Other assets	987	321	573
Income taxes	(3,658)	9,518	(41,179)
Accounts payable	(149)	1,732	(4,339)
Accrued expenses	3,867	(5,729)	(3,423)
Accrued restructuring costs	(1,245)	(1,478)	(1,687)
Deferred revenue	4,208	3,554	(4,333)

Net cash provided by operating activities	65,288	46,761	37,702

Investing activities
Cash designated for acquisition	(161,000)	—	—
Cash paid for acquisitions, net of cash acquired	(16,814)	(2,277)	(125,077)
Purchases of property and equipment	(7,926)	(5,590)	(3,393)
Proceeds from sale of non-strategic asset	2,500	—	—
Sale (purchase) of short-term investments	(1,371)	3,271	(3,271)

Net cash used in investing activities	(184,611)	(4,596)	(131,741)

Financing activities
Proceeds from long-term debt	230,000	122,000	140,101
Principal payments on long-term debt	(99,417)	(147,525)	(45,255)
Debt issuance fees	(8,175)	(1,476)	—
Purchase of treasury stock	(2,988)	(216)	(6,248)
Proceeds from exercise of stock options	2,268	2,245	2,299
Proceeds from employee stock purchase plan	678	1,086	1,326
Excess tax benefits from share-based payment arrangements	1,690	1,784	—
Issuance of restricted stock	1	2	—

Net cash (used in) provided by financing activities	124,057	(22,100)	92,223

Effect of exchange rate changes on cash	246	345	(2,127)

Net increase (decrease) in cash and cash equivalents	4,980	20,410	(3,943)
Cash and cash equivalents at beginning of period	70,178	49,768	53,711

Cash and cash equivalents at end of period	$75,158	$70,178	$49,768

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

Use of Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, cash flows used to evaluate the recoverability of the Company’s long-lived assets, valuation allowances for deferred tax assets, estimation of uncertain tax positions, lives of intangible assets, property, plant and equipment and certain accrued liabilities related to restructuring activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

The Company considers all liquid interest-earning investments with maturities of more than three months and less than twelve months at the date of purchase to be short-term investments. Short-term investments generally mature between three months and twelve months from the purchase date based on the Company's cash management policy. All short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses are not material.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, its credit facilities (Note 6), convertible senior notes (Note 6) and option contracts related to the acquisition of NSB Retail Systems PLC (NSB) (Note 15). The carrying amounts of these instruments, excluding the convertible notes and option contracts, approximate fair value because of their short-term maturities. The option contracts are marked to market at each reporting period, therefore representing fair value as of December 31, 2007. The fair value of the convertible senior notes at December 31, 2007 was $208,553,000, as determined based upon quoted market prices.

Inventory

Inventories, which are comprised solely of finished goods, are stated at the lower of cost (first-in, first-out or “FIFO”) or market. Probable losses from obsolete and slow moving inventories are recorded when identified. As of and for the years ended December 31, 2007 and 2006, the Company recorded $78,000 and $200,000, respectively, in provisions for obsolete and slow-moving inventories and maintained related reserves of $165,000 and $200,000, respectively.

Cash Designated for Acquisition

As of December 31, 2007, the Company designated a cash account with a balance of $161,000,000 for the Company’s purchase of NSB (Note 15).

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

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded ratably over the maintenance terms. Fair value for any related consulting services is determined by VSOE of fair value and generally recognized as the services are performed. After any required fair value allocations to the undelivered maintenance and/or consulting services elements, the residual contractual consideration is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). VSOE of fair value for consulting services is determined by reference to the price the Company’s customers are required to pay for such services when sold separately, or when sold independent of any of the Company’s other product or service offerings.

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

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services based on sold separately data. If, in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company applies the provisions of SOP No. 81-1, otherwise SOP No. 97-2 applies. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.

The Company has recorded unbilled consulting revenues totaling $2,810,000 and $2,955,000 at December 31, 2007 and 2006, respectively. These unbilled revenues represent consulting services performed during the last two weeks of the quarter but not billed until the 15th of the following month. The Company cuts-off consulting billing on the 15th of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Consolidated Balance Sheets.

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

Sales taxes collected from customers are recorded on a net basis.

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at December 31, 2007. Receivables from customers are generally unsecured.

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

Activity for the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Provision for Doubtful Accounts	Amounts Written Off	Balance at End of Period
For the Year Ended December 31, 2005	$6,603	$1,544	$(2,136)	$6,011
For the Year Ended December 31, 2006	$6,011	$2,274	$(1,907)	$6,378
For the Year Ended December 31, 2007	$6,378	$3,882	$(2,252)	$8,008

Property and Equipment

Equipment, furniture, fixtures and leasehold improvements are recorded at cost. The Company depreciates equipment, furniture and fixtures using the straight-line method over the estimated useful lives of the assets, which are generally two to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or the remaining term of the lease.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment when events or changes in circumstances occur that indicate that their carrying value may not be recoverable from future cash flows. Based on the Company’s most recent analysis, the Company has concluded there is no impairment at December 31, 2007.

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2007, 2006 and 2005, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

Intangible Assets

The Company’s intangible assets are comprised of acquired technology, customer base and trademarks. These intangible assets are amortized over the estimated economic life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangible assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. In accordance with SFAS No. 141, “Business Combinations,” the Company has recorded these acquisitions using the purchase method of accounting. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed an impairment review of its recorded goodwill in 2007, and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, to determine if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $1,399,000, $1,226,000 and $1,069,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the respective local country’s currency. Monetary assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, non-monetary assets and liabilities are translated at historical rates, whereas revenues and expenses are translated into U.S. dollars at average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and (losses) are recorded in results of operations. For the years ended December 31, 2007, 2006 and 2005, the Company recorded translation gains (losses) of $1,015,000, $99,000 and $(205,000), respectively, in accumulated other comprehensive income (loss). For the years ended December 31, 2007, 2006 and 2005, the Company had realized and unrealized transaction gains (losses) of $(695,000), $1,037,000 and $(1,207,000), respectively, included in “interest and other income, net”, in the accompanying Consolidated Statements of Operations.

On December 14, 2007 the Company purchased three call options with aggregate notional value of £160 million maturing March 31, 2008 for $4,114,000 to hedge its exposure to negative fluctuations in the pound sterling denominated purchase consideration related to the anticipated NSB acquisition (Note 15). The options were marked to market on December 31, 2007 to a value of $1,802,000, which resulted in an unrealized loss of $2,312,000 (Note 15). The unrealized loss was recorded as foreign currency transaction loss and is included in “interest income and other, net,” in the Consolidated Statements of Operations. The call options are not considered cash flow hedges for purposes of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” therefore they were adjusted to fair value through earnings.

Other than the aforementioned call options, the Company had no other open forward contracts or purchase options as of December 31, 2007. As of December 31, 2006, the Company had no open forward contracts or purchase options.

The Company’s board of directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on-going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “other income and expense.”

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to value added resellers (VARs) and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed as of December 31, 2007 or 2006, respectively. Receivables from VARs, software distributors and end users are unsecured.

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the U.S. are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

For the years ended December 31, 2007, 2006 and 2005, options to purchase 484,000, 571,000 and 509,000 shares of common stock, respectively, with weighted average prices of $14.45, $14.37 and $15.07, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (Note 6). The notes are unsecured and convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. Therefore, the notes are only dilutive when the common stock price exceeds the conversion price, and no shares have been included in the calculation of diluted net income per share as the conversion value did not exceed the principal amount of the notes.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income applicable to common stockholders	$41,277	$23,818	$52,035

Basic:
Weighted average common shares outstanding	59,460	57,500	54,371
Weighted average common equivalent of convertible preferred stock	—	—	991
Weighted average common shares of unvested restricted stock	(2,348)	(1,581)	(697)

Shares used in the computation of basic net income per share	57,112	55,919	54,665

Net income per share applicable to common stockholders – basic	$0.72	$0.43	$0.95

Diluted:
Shares used in the computation of basic net income per share	57,112	55,919	54,665
Stock options and employee stock purchase plan (ESPP) shares	694	936	1,594
Unvested restricted stock	197	150	315

Shares used in the computation of diluted net income per share	58,003	57,005	56,574

Net income per share applicable to common stockholders – diluted	$0.71	$0.42	$0.92

Income Taxes

Income taxes are determined under guidelines prescribed by SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years and anticipated operating income and cash flows for future periods that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released a portion of the valuation allowance related to certain foreign jurisdictions, resulting in a non-cash income tax benefit to net income, as well as a credit to goodwill as some of the deferred tax assets existed at the date of Scala’s acquisition. The Company intends to maintain a valuation allowance for the remaining foreign deferred tax assets until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters. If it is determined that it is more likely than not that all or a portion of these remaining foreign deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated altogether which will result primarily in a decrease to goodwill.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income

Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the Company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. The Company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact the adoption will have on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the impact, if any, of the entirety of SFAS 157 on its financial position and results of operation.

Note 2. Composition of Certain Financial Statement Captions and Supplemental Cash Flow Information

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2007	2006
Computer equipment	$28,522	$23,551
Furniture, fixtures and equipment	8,888	6,606
Leasehold improvements	11,930	10,683

	49,340	40,840

Less accumulated depreciation	(34,578)	(28,589)

	$14,762	$12,251

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $6,294,000, $5,457,000 and $3,925,000, respectively.

The following summarizes the components of deferred revenue (in thousands):

	December 31,
	2007	2006
Deferred license	$1,192	$1,411
Deferred maintenance	65,533	59,411
Deferred consulting	4,476	4,175

	71,201	64,997
Less current portion	(70,378)	(63,726)

Total long term deferred revenue	$823	$1,271

Software license fees are deferred when one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance and advance billings for maintenance service agreements which are on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be provided beyond 2008.

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cash paid during the year for:
Interest	$7,405	$7,630	$1,458

Income taxes	$4,728	$6,347	$2,382

NON CASH ITEMS:
Capital lease	$656	$—	$—

Conversion of preferred stock into common stock	$—	$—	$3,046

Note 3. Acquisitions and Disposition

Acquisitions are accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company's stringent criteria which includes, but is not limited to, a fit between the Company and the potential acquisition’s product and technology, culture and geography, as well as revenue synergies and financial contribution. Because the software industry is consolidating, the purchase environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

Acquisitions

Professional Advantage Pty Limited

On May 16, 2007, the Company acquired the assets of a division of Professional Advantage Pty Limited (PA), a privately held reseller located in Australia. The primary purpose of this acquisition was to increase the Company’s presence and direct customer base in the territories covered by PA.

The purchase price was allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The Company will amortize the acquired customer base over seven years and the acquired technology over five years. The following table summarizes the allocation of the purchase price (in thousands):

Cash	$16,000
Transaction costs	631

Total	$16,631

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,626
Accrued liabilities	(632)
Deferred revenue	(339)

Net assets acquired	$16,631

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations. See Note 4 for a discussion of goodwill and intangibles acquired.

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

The acquired in-process research and development of $2,000,000 arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. This acquired in-process research and development was written-off during the fourth quarter of 2005 and is included in “write-off of in-process research and development” in the Consolidated Statements of Operations.

Goodwill and identified specific intangibles recorded in this transaction are not deductible for federal tax purposes. Included in the above purchase price allocation is $2,524,000 of net deferred tax assets.

Other Acquisitions

During 2006 and 2005, the Company acquired three distributors of Scala products and the related consulting services. In October 2006, the Company purchased Scala Africa for a total purchase price of approximately $1,691,000. Goodwill is not amortizable for tax in the foreign jurisdictions. In April 2005, the Company acquired certain assets of Scala Italia SRL (Scala Italy) for approximately $1,497,000. Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is not amortizable for tax in the foreign jurisdictions. In March 2005, the Company acquired the remaining 80.1% of the outstanding shares it did not already own in SC Scala Business Solutions SRL (Scala Romania) for approximately $2,018,000. No goodwill was acquired as part of this transaction.

Pro Forma Information

Actual results of operations of the companies acquired in 2007, 2006 and 2005 are included in the consolidated financial statements from the date of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of CRS using the purchase method as if it occurred on January 1, 2005 and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisitions, elimination of amortization and interest related to CRS debt and intangibles not assumed in the acquisition, and the write-off of in-process research and development. The pro forma impact of PA and other acquisitions are not included as the impact of these acquisitions was not significant to the Company’s historical results of operations. The following pro forma information is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisitions occurred at that time (in thousands, except per share data):

(Unaudited)
Year Ended December 31, 2005
Total revenues	$343,022
Net income	$43,810
Net income per share:
Basic	$0.80

Diluted	$0.77

Disposition

Sale of Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets. This consideration, less the carrying amounts of $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1,579,000 which is included in “gain on sale of non-strategic asset” in the accompanying Consolidated Statements of Operation for year ended December 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license fees” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007.

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2007, and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the years ended December 31, 2007 and 2006 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2005	$51,279	$34,471	$78,701	$164,451
CRS goodwill adjustments	65	44	90	199
Scala goodwill adjustments	(638)	(423)	(1,064)	(2,125)
Scala Africa acquisition	108	92	585	785
Foreign currency translation	15	10	25	50

Balance as of December 31, 2006	$50,829	$34,194	$78,337	$163,360
PA acquisition	2,092	6,615	1,919	10,626
Sale of non-strategic asset	—	(786)	—	(786)
Foreign currency translation	375	522	544	1,441
Adjustments to deferred tax asset valuation allowance	(1,573)	(1,042)	(2,623)	(5,238)
Other	(53)	(32)	(51)	(136)

Balance as of December 31, 2007	$51,670	$39,471	$78,126	$169,267

The Company added the following intangible assets as a result of the PA acquisition completed during 2007. The Company also disposed of the following intangible asset as a result of the sale of a non-strategic asset. The additional change in intangible assets is due to foreign currency translation (in thousands):

	PA	Sale of Non-Strategic Asset	Foreign Currency Translation	Total Change
Acquired technology	$1,199	$—	$123	$1,322
Customer base	5,728	(187)	1,499	7,040
Trademark	—	—	10	10
Covenant not to compete	—	—	75	75

Intangibles assets are amortized over the estimated economic life of the assets. As of December 31, 2007, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets and indicates the average amortization period for intangible assets (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Acquired technology	$78,723	$54,459	$24,264	$77,401	$42,689	$34,712	5 years
Customer base	37,355	18,684	18,671	30,315	14,657	15,658	7 years
Trademark	10,300	6,711	3,589	10,290	4,647	5,643	5 years
Covenant not to compete	2,190	2,190	—	2,115	1,919	196	1-2 years

Total	$128,568	$82,044	$46,524	$120,121	$63,912	$56,209

Amortization expense of the Company’s intangible assets included in cost of revenues for the years ended December 31, 2007, 2006 and 2005 was $17,419,000, $17,007,000 and $11,759,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the years ended December 31, 2007, 2006 and 2005 was $196,000, $1,094,000 and $581,000, respectively. Estimated amortization expense for 2008, 2009, 2010, 2011, 2012 and thereafter is approximately $16,990,000, $12,988,000, $9,822,000, $3,495,000, $3,212,000 and $17,000, respectively.

Note 5. Restructuring and Other

Restructuring

During 2007, the Company recorded restructuring charges of $0.9 million. This includes severance costs of $0.9 million and facility charges of $0.1 million related to the third quarter 2007 restructuring. The facility charges are due to terminating a lease to an office in Europe and the related leasehold improvements on the facility. Additionally, during 2007, the Company released $0.1 million as a result of a change in estimate associated with the existing restructuring reserves. During the year ended December 31, 2007, the Company made $1.6 million in cash payments or otherwise settled against reserves associated with its restructuring activities.

Other

During the year ended December 31, 2007, the Company incurred $0.7 million in due diligence costs associated with a potential acquisition. These costs were charged to results of operations in connection with the decision not to proceed with the acquisition.

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Convertible senior notes	$230,000	$—
Credit facilities	—	99,250
Other; including capital leases	636	125

	230,636	99,375
Less current portion	(145)	(1,102)

Total long-term debt	$230,491	$98,273

Debt Offering

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027. The notes are unsecured and pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock prior to the offering that began on May 2, 2007, which was $13.92 per share. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The share settlement feature upon conversion of the senior convertible notes is generally limited to the conversion value in excess of the par value of the notes. The notes do not contain any restrictive financial covenants.

The notes are convertible under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending June 30, 2007 (and only during such fiscal quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the note measurement period) in which the trading price per $1,000 principal amount of notes for each such trading day was equal to or less than 98% of the conversion value of the notes for such trading day during the note measurement period; (3) upon our calling such notes for redemption; (4) upon the occurrence of specified corporate transactions and (5) during the 30 days prior to, but excluding, any scheduled purchase date and at any time on or after May 15, 2026, and before the close of business on the business day immediately preceding the maturity date.

The net proceeds of the offering were $222.0 million after deducting the underwriters’ discounts and commissions and offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under the 2006 credit facility. The balance of the net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include funding acquisitions of businesses, technologies or product lines. The Company may also use a portion of the remaining net proceeds to repurchase outstanding shares of its common stock.

Credit Facilities

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), consisting of a term loan and a revolver. On April 25, 2007, the Company made a voluntary prepayment of $5 million against the term loan from discretionary funds. On May 8, 2007, the Company used a portion of the proceeds of the $230 million convertible senior notes to repay in full the $94 million balance of the term loan. On May 1, 2007, the credit agreement was amended to permit this debt offering described above.

Following the May 8, 2007 payment described above, the Company was no longer able to borrow under the term loan portion of the 2006 credit facility. As a result, during the second quarter of 2007 the Company wrote off $842,000 of capitalized debt issuance costs related to the term loan. This charge is included in “Interest expense” in the Company’s Consolidated Statements of Operations.

Effective December 17, 2007, the Company voluntarily terminated the 2006 credit facility as a result of entering into the 2007 credit facility described below. There were no premiums or penalties incurred by the Company in connection with the termination of the 2006 credit facility and all amounts outstanding under 2006 credit facility were deemed paid in full on the termination date.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for term loans in an amount up to $100 million and revolving loans in an amount up to $100 million with an option for the Company to increase the revolving loan commitments and/or the term loan commitments by an aggregate amount of up to $50 million pursuant to an accordion feature for a total secured loan facility of up to $250 million. In connection with the 2007 credit facility, the Company agreed to certain financial and other covenants. Funds available under the 2007 credit facility were allowed to be used by the Company to finance its acquisition of NSB (Note 15) and to pay the fees and expenses incurred in connection with the NSB acquisition and to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition. The Company may also use a portion of the available borrowing capacity to repurchase outstanding shares of its common stock. There were no outstanding borrowings under the 2007 credit facility as of December 31, 2007 since the NSB acquisition had not yet occurred.

Note 7. Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019. The Company also leases certain equipment under capital leases, with terms expiring through 2011, for which the term of the agreement is greater than 75% of useful life of the asset leased. The cost of equipment under capital leases is included in the accompanying Consolidated Balance Sheets as property, plant and equipment and was $1,298,000 and $653,000 at December 31, 2007 and 2006, respectively. Accumulated amortization of the leased equipment at December 31, 2007 and 2006 was $625,000 and $390,000, respectively. Depreciation of assets under capital leases is included in depreciation expense.

The following is a schedule of future minimum lease payments under capital leases, operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2008	$220	$13,606	$2,719	$11,107
2009	202	10,223	1,837	8,588
2010	178	6,922	—	7,100
2011	106	4,826	—	4,932
2012	—	2,692	—	2,692
Thereafter	—	6,016	—	6,016

Total	706	44,285	4,556	40,435

Less amount representing interest	(70)	—	—	(70)

	$636	$44,285	$4,556	$40,365

Rental expense under operating leases, net of sublease income, for 2007, 2006 and 2005 was $12,354,000, $11,477,000 and $8,725,000, respectively.

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

Note 8. Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. As a result of adoption, the Company recognized a charge of $1,131,000 to the January 1, 2007 retained earnings balance. At December 31, 2007, the Company had $21,480,000 of gross unrecognized tax benefits, of which $2,626,000 would reduce the effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $15,111,000 was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the valuation allowance of $12,423,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the effective tax rate. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2007, the Company recognized interest and penalties of approximately $90,000. As of December 31, 2007, the Company has approximately $230,000 of accrued interest and penalties related to uncertain tax positions.

Reconciliation of Gross Unrecognized Tax Benefits	(in thousands)
Balance at January 1, 2007	$21,300
Increases - tax positions taken in prior years	180
Decreases - tax positions taken in prior years	—
Current year tax positions	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$21,480

The tax years 1994 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in various locations including Canada and the United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of December 31, 2007 will significantly increase or decrease within 12 months.

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$625	$661	$888
State	1,314	1,190	369
Foreign	4,772	2,022	1,119

Total	$6,711	$3,873	$2,376

Deferred:
Federal	$9,407	$9,725	$8,534
State	447	769	1,317
Foreign	(880)	1,319	(128)
Valuation Allowance	(14,428)	(897)	(30,288)

Total	$(5,454)	$10,916	$(20,565)

Total	$1,257	$14,789	$(18,189)

The income (loss) before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S.	$25,586	$27,686	$18,346
Foreign	16,948	10,921	15,588

Total	$42,534	$38,607	$33,934

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Provision (benefit) computed at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(4.2%)	(1.0%)	(15.1%)
State and local taxes, net of Federal benefit	3.5%	3.3%	(3.4%)
Write-off of In-Process R&D	—	—	2.1%
Excess officers compensation	1.4%	1.6%	2.9%
Other	1.2%	1.7%	4.0%
Valuation allowance	(33.9%)	(2.3%)	(79.1%)

Total	3.0%	38.3%	(53.6%)

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$49,991	$73,077
Accrued expenses	4,636	4,432
Deferred revenue	847	1,045
Allowance for doubtful accounts	1,422	1,209
Research credit carryforward	1,092	2,054
Other credit carryforwards	2,751	2,179
Accrued restructuring costs	1,007	416
Depreciation	2,886	2,449
Stock-based compensation	3,627	2,399
State taxes	31	(325)
Purchased intangibles	(14,772)	(16,632)
Valuation allowance	(5,164)	(36,568)

Total	$48,354	$35,735

As previously disclosed, in 2005 the Company released the valuation allowance related to substantially all U.S. federal and state deferred tax assets and certain foreign deferred tax assets. During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years, and anticipated operating income and cash flows for future periods that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released certain valuation allowances related to the United Kingdom, the Netherlands, Germany, Canada, Singapore, Hong Kong and other foreign jurisdictions, resulting in an increase in GAAP earnings for the non-cash income tax benefit, and a credit to goodwill as it related to deferred tax assets existing at the date of Scala’s acquisition. For the remaining foreign deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters. If it is determined that it is more likely than not that all or a portion of these remaining foreign deferred tax assets will be utilized to offset future taxable income, the valuation allowance could be decreased or eliminated altogether which will result primarily in a decrease to goodwill.

Future releases of the valuation allowance related to these assets will be accounted for as a reduction of goodwill rather than a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS 141-R. Effective January 1, 2009, SFAS 141-R provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

The Company has U.S. federal, state and foreign net operating loss (NOL) carryforwards as of December 31, 2007, of approximately $77,800,000, $24,500,000 and $86,800,000, respectively. The federal and state losses expire in the years 2008 through 2022. Approximately $34,400,000 of the U.S. federal NOL is subject to annual limitations on utilization equal to approximately $12,100,000 pursuant to section 382 of the Internal Revenue Code. The foreign losses generally have no expiration date. In addition, the Company has approximately $1,300,000 of federal and state research and development credit tax carryforwards that expire in the years 2008 through 2025. The Company also has approximately $2,700,000 in alternative minimum tax credits which do not expire.

U.S. deferred income taxes were not provided for on undistributed earnings from certain non-U.S. subsidiaries at December 31, 2007. Those earnings are considered to be permanently reinvested in accordance with APB 23 and will not be remitted to the U.S.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

Note 9. Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R) during the first quarter of 2006. Prior to that, the Company followed the disclosure-only provisions of SFAS No. 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounted for its employee stock-based compensation plans using the intrinsic value method under APB 25, and related interpretations.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of consulting revenues	$1,234	$985	$4
Cost of maintenance revenues	514	445	—
Sales and marketing	3,909	2,852	4
Software development	856	830	1
General and administrative	5,181	4,339	2,616

Total stock-based compensation expense	$11,694	$9,451	$2,625

Net cash proceeds from the exercise of stock options were $2,268,000, $2,245,000 and $2,299,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with SFAS 123-R, the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the years ended December 31, 2007 and 2006, net cash provided by operating activities decreased by, and financing activities increased by, $1,690,000 and $1,784,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit recognized in the statement of operations related to stock-based compensation for the years ended December 31, 2007 and 2006 was $3,718,000 and $2,763,000, respectively. No share-based compensation was capitalized for the years ended December 31, 2007, 2006 and 2005.

The following table sets forth share-based compensation related to stock options, employee stock purchase plan and restricted stock (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock options and employee stock purchase plan	$1,958	$2,493	$—
Restricted stock	9,736	6,958	2,625

Total	$11,694	$9,451	$2,625

For the year ended December 31, 2005, the Company complied with APB 25 in accounting for stock options issued to employees and the employee stock purchase plan. Stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for options issued to employees and stock issued under the stock purchase plan. In accordance with the modified prospective method of transition to SFAS 123-R, prior periods were not restated to reflect the impact of adopting the new standard. Had compensation cost for the Company’s stock option plans and stock purchase plan been determined based upon fair value at the grant date consistent with SFAS 123, the Company’s net income and net income per share would have been as follows (in thousands, except per share amounts):

Year Ended December 31,
2005
Net income as reported	$52,035
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,600
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,431)

Net income – pro forma	$46,204

Net income per share as reported:
Basic	$0.95
Diluted	$0.92
Net income per share – pro forma:
Basic	$0.85
Diluted	$0.82

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

The weighted average assumptions used to value the option grants and the stock purchase plan rights are as follows. Stock options were previously granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. As there were no options granted for the years ended December 31, 2007 and 2006, no data is provided for stock option plans with respect to the weighted average assumptions used to value the option grants and the stock purchase plan rights.

	Year Ended December 31,
	2005
	Stock Option Plans	Purchase Plan
Expected life (years)	4.0	0.5
Risk-free interest rate	3.8%	3.5%
Volatility	0.7	0.4
Dividend rate	0.0%	0.0%

The Company has a total of twelve stock option plans and has available a total of 6,242,033 shares of its common stock for issuance pursuant to incentive and non-qualified stock option plans and stock purchase rights that may be granted to officers, key employees and directors of the Company as of December 31, 2007. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans.

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of December 31, 2007, 764,639 shares have been issued under this plan.

During 2007, the Company granted to various members of management and Board of Directors the right to receive 47,000 restricted shares for a purchase price equal to the par value of such stock. The shares to management vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years. The shares to the Board of Directors vest quarterly in equal installments over a one year period.

During 2007, the Company granted 870,625 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2007 and 2008 plan years. In January 2008, the Company’s Board of Directors approved extending the plan to 2009. All existing participants were granted the same number of shares for the 2009 plan year as they had in the 2008 plan year. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The maximum number of shares that could vest for the 2009 performance year is 779,746. The recipients will vest in the restricted stock, or a portion thereof, in equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of three performance years, 2007, 2008 and 2009. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse, until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

The performance conditions for each year are independent of the performance condition for the other year. Therefore, although compensation expense for all years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year. In addition, the compensation expense for each year is estimated and a pro rata amount is accrued on a quarterly basis. Compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s final achievement for the 2007 and 2006 plan years, the Company recorded stock compensation expense related to these grants of $8,048,000 and $5,900,000 for the years ended December 31, 2007 and 2006, respectively.

The Company withholds a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of December 31, 2007, these repurchased shares are held in treasury and are available for future reissuance.

In conjunction with the quarterly vesting of the restricted stock issued and the annual vesting of the performance based restricted stock, the following treasury stock acquisitions were made during the years ended December 31, 2007 and 2006:

Quarter Ending	Shares acquired	Value of Shares
March 31, 2006	—	—
June 30, 2006	—	—
September 30, 2006	12,513	$130,000
December 31, 2006	6,116	$86,000
March 31, 2007	177,667	$2,462,000
June 30, 2007	18,900	$277,000
September 30, 2007	9,870	$137,000
December 31, 2007	9,275	$112,000

At December 31, 2007, there was approximately $8,583,000 and $2,728,000 of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted average periods of approximately one year and two years, respectively. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year.

At December 31, 2007, there was approximately $323,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 was $7,529,000, $857,000 and $0, respectively. The following table is a rollforward of restricted stock activity for the year ended December 31, 2007:

	Year Ended December 31,
	2007		2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock, beginning of period	2,486,972	$11.62	201,200	$13.22	—	$—
Granted	917,625	13.88	2,350,083	11.52	201,200	13.22
Vested	(643,051)	11.71	(64,311)	13.06	—	—
Forfeited	(490,742)	11.81	—	—	—	—

Restricted stock, end of period	2,270,804	$12.47	2,486,972	$11.62	201,200	$13.22

On February 15, 2008, the Company’s reacquisition rights lapsed on 659,646 shares related to the performance-based restricted stock plan for the 2007 performance year. These shares are included in restricted stock at the end of the period. The lapse occurred following the Company’s determination of its achievement of 2007 performance year targets. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2007.

The following is a summary of activity under the stock option plans:

	Year Ended December 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,643,494	$7.64	3,462,981	$7.14	4,127,333	$6.68
Granted	—	—	—	—	155,500	12.40
Exercised	(416,553)	5.45	(632,104)	3.55	(570,585)	4.03
Expired or canceled	(122,334)	13.30	(187,383)	12.73	(249,267)	9.88

Outstanding, end of period	2,104,607	$7.75	2,643,494	$7.64	3,462,981	$7.16

Options exercisable	2,012,804	$7.57	2,149,403	$7.28	2,262,492	$6.68

For the options granted during the year ended December 31, 2005, the weighted average fair value on the date of grant was $4.86, per option. No options were granted during the years ended December 31, 2007 and 2006. As of December 31, 2007, there were 2,012,804 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.3 years, $7.57 and $9,025,000, respectively. As of December 31, 2007, there were 2,098,395 options vested and expected to vest with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 5.3 years, $7.74 and $9,044,000, respectively. Total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,550,000, $5,494,000 and $6,078,000, respectively.

The aggregate intrinsic value above represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock.

Note 10. Stock Repurchase Plan

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby the Company may repurchase up to $50 million of its common stock from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management, as long as it is compliant with certain maximum leverage covenants contained in the 2007 credit facility. The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors.

Note 11. Shareholder Rights Plan

On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan, which was amended and restated on October 27, 2004 (the Plan) that is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 15% of the Company’s then outstanding common stock or commences a tender offer for at least 15% of the Company’s then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company’s consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 15% or more of the outstanding shares of the Company’s common stock, or if the Company is not the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends.

Note 12. Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $1,342,000, $1,344,000 and $979,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At December 31, 2007 and 2006, the Company had $1,825,000 and $1,150,000, respectively, of deferred compensation included in accrued expenses in the accompanying Consolidated Balance Sheet. Such amounts are unsecured obligations of the Company.

Note 13. Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 of $17,419,000, $17,007,000 and $11,759,000, respectively.

Operating segment data for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	License	Consulting	Maintenance	Other	Total
Year Ended December 31, 2007:
Revenues	$109,443	$134,722	$160,278	$25,389	$429,832
Cost of segment revenues	23,748	110,668	34,956	22,506	191,878

Segment Gross Profit	$85,695	$24,054	$125,322	$2,883	$237,954

Year Ended December 31, 2006:
Revenues	$99,530	$107,520	$150,010	$27,036	$384,096
Cost of segment revenues	19,295	88,043	34,186	23,937	165,461

Segment Gross Profit	$80,235	$19,477	$115,824	$3,099	$218,635

Year Ended December 31, 2005:
Revenues	$77,052	$73,666	$134,544	$4,151	$289,413
Cost of segment revenues	15,548	58,640	28,212	2,046	104,446

Segment Gross Profit	$61,504	$15,026	$106,332	$2,105	$184,967

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	United States	Europe	Australia and New Zealand	Asia	Other	Consolidated
Year Ended December 31, 2007:
Revenues	$258,973	$109,307	$16,974	$22,541	$22,037	$429,832
Identifiable assets	410,895	173,071	28,318	21,763	11,334	645,381

Year Ended December 31, 2006:
Revenues	$242,907	$93,950	$10,451	$19,595	$17,193	$384,096
Identifiable assets	250,664	159,256	5,753	17,959	8,258	441,890

Year Ended December 31, 2005:
Revenues	$156,919	$90,639	$9,197	$18,062	$14,596	$289,413
Identifiable assets	257,776	150,841	3,421	11,368	5,545	428,951

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract. No single customer accounts for greater than 10% of revenues.

Note 14. Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in 2007 and 2006. The Company believes that all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2007 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$119,697	$103,100	$105,706	$101,329
Gross profit	$64,699	$52,342	$53,525	$49,969
Operating income	$13,914	$11,128	$10,712	$7,031
Net income	$22,476	$8,077	$6,291	$4,433
Earnings per share – diluted	$0.38	$0.14	$0.11	$0.08
Shares outstanding – diluted	58,585	58,038	57,881	57,703

	Year 2006 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$104,365	$95,710	$99,542	$84,479
Gross profit	$55,839	$50,058	$51,259	$44,472
Operating income	$12,861	$10,361	$12,913	$8,898
Net income	$6,748	$5,424	$7,085	$4,561
Earnings per share – diluted	$0.12	$0.10	$0.12	$0.08
Shares outstanding – diluted	57,607	57,003	56,950	56,639

Note 15. Subsequent Events

On February 7, 2008, the Company completed its acquisition of NSB Retail Systems PLC (NSB). Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. NSB designs, develops, markets and supports store and merchandising solutions to retailers of apparel, footwear, and specialty merchandise. The acquisition of NSB provides an expanded portfolio of products and services for large specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller and mid-sized retailers who are interested in rapid implementation via an on-demand versus on-premise offering.

The value of the fully diluted share capital of NSB was approximately $311,847,000, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with $161,343,000 in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 6). The Company is unable to provide the preliminary purchase allocation or pro forma financial information related to the NSB acquisition because the initial accounting for the business combination was not completed at the time the Company’s financial statements were issued due to the short time between the date of the acquisition and filing of the Company’s Annual Report on Form 10-K.

On February 11, 2008 the Company sold the call options with notional value of £160 million purchased in connection with the NSB Acquisition (Note 1) for $192,000, resulting in a cumulative realized loss on the options of $3,922,000. The NSB purchase price, which was denominated in pounds sterling, decreased by the equivalent of $11,505,000 during the period that the call options were outstanding, resulting in a cumulative economic gain of $7,583,000, net of the loss on the call options.

On February 11, 2008, the Company amended the 2007 credit facility to exercise the accordion feature contained in the facility and increase the total credit facility to $250 million, consisting of $100 million of term loans and $150 million of revolving loans. On February 19, 2008, the Company borrowed $100 million in term loans and $60 million of revolving loans under the 2007 credit facility and used the proceeds to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition. Interest under the 2007 credit facility is based, at the option of the Company, on either (i) the base rate, which is defined as a fluctuating rate per annum equal to the higher of the average rate of the overnight federal funds and Administrative Agent’s prime rate as announced from time to time, plus a margin equal to between .50% and 1.75%, depending on the Company’s senior secured leverage ratio as of the fiscal quarter most recently ended or (ii) a floating per annum rate (based upon one, two, three, six or nine-month interest periods) based on BBA LIBOR plus a margin equal to between 1.50% and 2.75%, depending on the Company’s senior secured leverage ratio as of the fiscal quarter most recently ended.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework.

Based on its assessment using those criteria, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(c) Changes in Internal Control

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Epicor Software Corporation

We have audited Epicor Software Corporation's and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Epicor Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting in the Annual Report on Form 10-K of Epicor Software Corporation for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Epicor Software Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Epicor Software Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007, of Epicor Software Corporation and subsidiaries, and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Irvine, California
March 10, 2008

Item 9B.	OTHER INFORMATION

The Company confirms that there was no other information required to be reported on a Form 8-K during the fourth quarter of 2007 which was not reported.

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007, concerning shares of common stock authorized for issuance under the Company's existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies, which originally granted those options. Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2007, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,334,095	$8.20	6,727,394	(3)
Equity compensation plans not approved by shareholders (2)	529,989	$4.00	—	(5)

Total	2,864,084	$7.43	6,727,394

(1)	Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan), 2002 Employee Stock Purchase Plan (the Purchase Plan), 2005 Stock Incentive Plan (the 2005 Plan) and 2007 Stock Incentive Plan (the 2007 Plan).

(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan, 1999 Merger Transition Nonstatutory Stock Option Plan and the 2003 CFO Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).
(3)	This number includes 485,361 shares of common stock reserved for issuance under the Purchase Plan, 0 shares available for issuance under the 1994 Plan, 0 shares available for issuance under the 1999 Plan and 2005 Plan, respectively, and 6,242,033 shares available for issuance under the 2007 Plan. It does not include shares under the 1990 Plan. No new options can be granted under the 1990 Plan. On March 30, 2007, the Board of Directors approved the 2007 Plan, subject to stockholder approval at the Annual Meeting, which approval was ultimately received on May 22, 2007. Under the terms of those approvals and the terms of the 2007 Plan, any remaining available shares for issuance under the 1999 Plan and the 2005 Plan rolled into the 2007 Plan. Thus, 0 shares remain available for issuance under those two plans.
(4)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31, 2007, a total of 5,161 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.50 per share. No additional options may be granted under those assumed plans.
(5)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company's 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 92,190 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan per note 5 above.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 49,625 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan per note 5 above.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 34,625 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan per note 5 above.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 206,049 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan per note 5 above.

1999 Merger Transition Nonstatutory Stock Option Plan

In February 1999, the Board of Directors approved the 1999 Merger Transition Nonqualified Stock Option Plan (the Transition Plan). The Transition Plan provides for the grant of nonqualified stock options to officers, employees, directors and consultants at the fair market value of our common stock as of the date of grant. However, option grants to individuals at the level of vice-president or higher are limited to former DataWorks employees as an essential inducement to their entering into an employment agreement with us. The plan administrator determines, on a grant-by-grant basis, when options granted under the Transition Plan may be exercised. The Transition Plan provides that vested options may generally be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. The Transition Plan generally permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness or consideration received by us under a “cashless exercise” program. In the event of our change in control (including our merger with or into another corporation, or our sale of substantially all of our assets), the Transition Plan provides that each outstanding option will fully vest and become exercisable. There are 27,700 shares of common stock reserved under the Transition Plan and no more options may be granted under the 1999 Plan per note 5 above.

2003 CFO Option Plan

On May 20, 2003, the Board of Directors approved the 2003 CFO Option Plan (the “CFO Plan”). The CFO Plan provides for the one-time option grant of 250,000 shares of common stock to the Company’s new CFO, Michael A. Piraino, as an essential inducement for his accepting the CFO position with Epicor in May 2003. The options are valued as of the date Mr. Piraino began his employment with the Company. Under the terms of the CFO Plan, 25% of the grant vests on the first anniversary date of the grant with the remaining 75% vesting quarterly over the next three year period such that the entire grant is vested in four years. The CFO Plan permits options to be exercised with cash, check, certain other shares of our common stock, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the CFO Plan provides that Mr. Piraino may exercise his option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 119,800 shares of common stock reserved under the CFO Plan and no more options may be granted under the CFO Plan.

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

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders entitled “Fees Billed by McGladrey & Pullen LLP during Fiscal Years 2007 and 2006.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 56 of this Report.

2.	Financial Statement Schedules

See Index to Consolidated Financial Statements at Item 8 on page 56 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

4.1	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007	(47)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)
10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)
10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(51)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)

10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)

10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)

10.93*	Amended Management Retention Agreement by and between L. George Klaus and Epicor Software Corporation, dated March 1, 2007	(48)

10.94	First Amendment to Credit Agreement, dated as of May 1, 2007, among the Company, the lenders party thereto, and KeyBank National Association, as Administrative Agent, Sole Book Manager and Letter of Credit Issuing Lender	(46)

10.95	2007 Stock Incentive Plan	(49)

10.96	Form of Time-based restricted stock agreement	(50)

10.97	Form of Performance-based restricted stock agreement	(50)

10.98	Implementation Agreement between NSB Retail Systems Plc and Epicor Software Corporation, dated December 17, 2007.	(53)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by Epicor Software Corporation, dated December 17, 2007	(53)

10.100	Credit Agreement dated December 16, 2007 by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent

10.101	Security and Pledge Agreement dated December 16, 2007 by and between Epicor Software Corporation, the Obligors identified therein and Bank of America, N.A., as Administrative Agent

10.102	First Amendment dated February 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to Credit Agreement dated December 16, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges	(52)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm - McGladrey & Pullen, LLP

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.

(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.

(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.

(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.

(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).

(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 14, 2007.

(48)	Incorporated by reference the Company Quarterly Report on Form 10-Q filed May 10, 2007.

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2007.

(50)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 18, 2007.

(51)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 3, 2005.

(52)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed May 1, 2007.

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008

The following trademarks may be mentioned in the foregoing Annual Report on Form 10-K: Epicor, e by Epicor, Vantage, Avanté, Vista, Clientele and Platinum. Epicor, e by Epicor, Vantage, Avanté, Vista, Clientele, Scala, iScala and CRS are trademarks or registered trademarks of the Company. Platinum is a registered trademark of Computer Associates International, Inc. All other product names are trademarks or registered trademarks of their respective companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 10, 2008.

EPICOR SOFTWARE CORPORATION

By:	/s/ Thomas F. Kelly
Thomas F. Kelly
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Epicor Software Corporation, do hereby constitute and appoint Thomas F. Kelly our true and lawful attorney and agent, with full power of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas F. Kelly Thomas F. Kelly	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2008

/s/ Michael A. Piraino Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ L. George Klaus L. George Klaus	Chairman of the Board	March 10, 2008

/s/ Robert H. Smith Robert H. Smith	Director	March 10, 2008

/s/ Harold D. Copperman Harold D. Copperman	Director	March 10, 2008

/s/ Michael Kelly Michael Kelly	Director	March 10, 2008

/s/ Michael Hackworth Michael Hackworth	Director	March 10, 2008