Form 10-Q
period 2008-03-31
EPICOR SOFTWARE CORP
filed 2008-05-09
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-20740

EPICOR SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18200 Von Karman Avenue

Suite 1000

Irvine, California 92612

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 585-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 1, 2008, there were 59,316,743 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,463	$75,158
Short-term investments	1,428	1,371
Accounts receivable, net of allowance for doubtful accounts of $8,647 and $6,464 as of 2008 and 2007, respectively	102,166	98,533
Deferred income taxes	7,403	7,060
Inventory, net	8,344	4,539
Prepaid expenses and other current assets	18,312	9,184

Total current assets	241,116	195,845

Property and equipment, net	26,460	14,762
Deferred income taxes	49,776	45,025
Intangible assets, net	141,431	46,524
Goodwill	354,228	169,267
Cash designated for acquisition	—	161,000
Other assets	17,398	12,958

Total assets	$830,409	$645,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,153	$14,640
Accrued compensation and benefits	19,197	27,555
Other accrued expenses	24,492	27,372
Current portion of long-term debt	6,289	145
Current portion of accrued restructuring costs	8,860	614
Current portion of deferred revenue	90,139	70,378

Total current liabilities	170,130	140,704

Long-term debt, less current portion	382,807	230,491
Accrued restructuring costs	5,611	356
Deferred revenue	696	823
Deferred income taxes and other income taxes	10,083	10,082
Other long-term liabilities	2,260	—

Total long-term liabilities	401,457	241,752

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	371,651	366,737
Less: treasury stock at cost	(17,028)	(13,883)
Accumulated other comprehensive income	1,179	61
Accumulated deficit	(97,041)	(90,050)

Total stockholders’ equity	258,822	262,925

Total liabilities and stockholders’ equity	$830,409	$645,381

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
License	$18,504	$22,032
Consulting	31,402	32,723
Maintenance	46,156	39,053
Hardware and other	6,162	7,521

Total revenues	102,224	101,329

Cost of revenues	53,545	47,179
Amortization of intangible assets	7,066	4,181

Total cost of revenues	60,611	51,360

Gross profit	41,613	49,969

Operating expenses:
Sales and marketing	21,378	18,629
Software development	13,026	8,680
General and administrative	11,952	15,408
In-process research and development	200	—
Restructuring charges	4,083	221

Total operating expenses	50,639	42,938

Income (loss) from operations	(9,026)	7,031
Interest expense	(2,898)	(2,127)
Gain on sale of non-strategic asset	—	1,579
Interest and other income, net	847	570

Income (loss) before income taxes	(11,077)	7,053
Provision (benefit) for income taxes	(4,086)	2,620

Net income (loss)	$(6,991)	$4,433

Comprehensive income (loss):
Net income (loss)	$(6,991)	$4,433
Unrealized foreign currency translation gain	1,118	33

Comprehensive income (loss)	$(5,873)	$4,466

Net income (loss) per share:
Basic	$(0.12)	$0.08
Diluted	$(0.12)	$0.08
Weighted average common shares outstanding:
Basic	57,898	56,642
Diluted	57,898	57,703

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(6,991)	$4,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,939	5,742
Stock-based compensation expense	2,488	3,393
Provision for doubtful accounts	(357)	828
Provision for excess and obsolete inventory	122	—
Restructuring charges	4,083	221
Excess tax benefits from share-based payment arrangements	(617)	(468)
In-process research and development charge	200	—
Gain on sale of non-strategic asset	—	(1,579)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	15,153	6,131
Inventory	(2,730)	(2,450)
Prepaid expenses and other current assets	2,245	(600)
Other assets	1,222	108
Deferred income taxes	(7,096)	2,937
Accounts payable	(556)	2,757
Accrued expenses	(15,119)	(13,184)
Accrued restructuring costs	(2,601)	(789)
Deferred revenue	1,750	(1,456)
Other long-term liabilities	(50)	—

Net cash provided by operating activities	85	6,024

Investing activities
Purchases of property and equipment	(1,419)	(1,162)
Proceeds from sale of non-strategic asset	—	2,500
Cash paid for acquisitions, net of cash designated for acquisition of $161,000 and cash acquired	(123,128)	(41)

Net cash (used in) provided by investing activities	(124,547)	1,297

Financing activities
Proceeds from long-term debt	160,000	—
Principal payments on long-term debt	(1,538)	(285)
Debt issuance fees	(4,949)	(690)
Proceeds from exercise of stock options	1,009	478
Proceeds from employee stock purchase plan	326	399
Excess tax benefits from share-based payment arrangements	617	468
Purchase of treasury stock	(3,144)	(2,462)

Net cash provided by (used in) financing activities	152,321	(2,092)

Effect of exchange rate changes on cash	446	95

Net increase in cash and cash equivalents	28,305	5,324
Cash and cash equivalents at beginning of period	75,158	70,178

Cash and cash equivalents at end of period	$103,463	$75,502

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

Note 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2008. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods.

Note 2. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of consulting revenues	$251	$370
Cost of maintenance revenues	111	155
Sales and marketing	875	1,098
Software development	201	262
General and administrative	1,050	1,508

Total stock-based compensation expense	$2,488	$3,393

Net cash proceeds from the exercise of stock options were $1,009,000 and $478,000 for the three months ended March 31, 2008 and 2007, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the three months ended March 31, 2008 and 2007, net cash provided by operating activities decreased by, and financing activities increased by, $617,000 and $468,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit related to stock-based compensation for the three months ended March 31, 2008 and 2007 was $756,000 and $1,008,000, respectively. No share-based compensation was capitalized for the three months ended March 31, 2008 and 2007.

During the first quarter of 2008, the Company granted 1,127,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2008 and 2009 performance plan years. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2008 and 2009. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

The performance conditions for each year are independent of the performance condition for the preceding year. Therefore, although compensation expense for all years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year. In addition, the compensation expense for each year is estimated and a pro rata amount is accrued on a quarterly basis. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year.

On February 15, 2008, the Company’s reacquisition right lapsed on 659,646 shares related to the performance-based restricted stock plan for the 2007 performance year. These shares are included in restricted stock at December 31, 2007. The lapse occurred following the Company’s determination of its achievement of 2007 performance year performance conditions. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2007.

The Company withholds a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of March 31, 2008, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the quarterly vesting of restricted stock grants and vesting of the performance-based restricted stock, during the three months ended March 31, 2008, the Company acquired 257,441 and 177,667, shares of common stock, respectively, at a value of $3,144,000 and $2,462,000, respectively.

At March 31, 2008, there was approximately $1,954,000 of total unrecognized compensation expense related to restricted stock, excluding performance-based restricted stock, and $12,210,000 related to performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $1,830,000 for three months ended March 31, 2008.

At March 31, 2008, there was approximately $314,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The fair value of restricted stock that vested during the three months ended March 31, 2008 and 2007 was $9,085,000 and $194,000, respectively.

No options were granted during the three months ended March 31, 2008 and 2007. There were 244,929 options exercised during the three months ended March 31, 2008. As of March 31, 2008, there were 1,799,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 4.6 years, $8.12 and $7,536,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans.

The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock.

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

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded ratably over the maintenance terms. Fair value for any related consulting services is determined by VSOE of fair value and generally recognized as the services are performed. After any required fair value allocations to the undelivered maintenance and/or consulting services elements, the residual contractual consideration is allocated to the license associated with the software products in the transaction. The Company’s maintenance services VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). VSOE of fair value for consulting services is determined by reference to the price the Company’s customers are required to pay for such services when sold separately, or when sold independent of any of the Company’s other product or service offerings.

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

The Company has recorded unbilled consulting revenues totaling $4,025,000 and $2,810,000 at March 31, 2008 and December 31, 2007, respectively. These unbilled revenues represent consulting services performed during the last few business days of the quarter but not billed until the following month. The Company cuts-off consulting billing prior to the end of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Note 4. Basic and Diluted Net Income Per Share

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

For the three months ended March 31, 2008 and 2007, options to purchase 763,000 and 536,000 shares of common stock, respectively, with weighted average prices of $13.51 and $14.42, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (Note 8). The notes are unsecured and convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. Therefore, the notes are only dilutive when the common stock price exceeds the conversion price, and no shares have been included in the calculation of diluted net income per share as the conversion value did not exceed the principal amount of the notes.

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income (loss) applicable to common stockholders	$(6,991)	$4,433

Basic:
Weighted average common shares outstanding	60,138	59,179
Weighted average common shares of unvested restricted stock	(2,240)	(2,537)

Shares used in the computation of basic net income (loss) per share	57,898	56,642

Net income (loss) per share applicable to common stockholders – basic	$(0.12)	$0.08

Diluted:
Shares used in the computation of basic net income per share	57,898	56,642
Stock options and employee stock purchase plan (ESPP) shares	—	757
Unvested restricted stock	—	304

Shares used in the computation of diluted net income per share	57,898	57,703

Net income per share applicable to common stockholders – diluted	$(0.12)	$0.08

Note 5. Acquisitions and Disposition

Acquisitions are accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company’s stringent criteria which includes, but is not limited to, product and technology fit, culture, geography, revenue synergies and financial contribution. Because the software industry is consolidating, the purchase environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) from the respective acquisition dates forward.

Acquisitions

NSB Retail Systems PLC

On February 7, 2008, the Company completed its acquisition of NSB Retail Systems PLC (NSB). NSB designs, develops, markets and supports store and merchandising solutions to retailers of apparel, footwear and specialty merchandise. The acquisition of NSB provides an expanded portfolio of products and services for large and mid-sized specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller retailers who are interested in rapid implementation via an on-demand versus on-premise offering.

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311,845,000, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161,000,000 in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 8). In addition, on February 11, 2008, the Company sold the NSB acquisition British pound sterling call options that were marked to market at December 31, 2007 at $1,802,000 back to the issuing institutions for $192,000, resulting in net foreign currency loss of $1,610,000. The loss resulted from depreciation of pounds sterling against the U.S. Dollar. The net loss is included in Interest and other income, net, in the Condensed Consolidated Statements of Operations.

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	5,258

Total purchase price	$317,103

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management estimate of fair values. The purchase price allocation and transaction costs are preliminary and will be adjusted upon completion of the final valuation of acquired assets and liabilities assumed, including income tax assets and liabilities. See Note 6 for a discussion of goodwill and intangibles acquired.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$33,181
Accounts receivable	17,688
Inventory	1,196
Property and equipment	11,933
Prepaid and other assets	4,587
Deferred tax asset	5,351

Total tangible assets acquired	73,936
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	184,007
Accounts payable and accrued expenses	(22,948)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)

Net assets acquired	$317,103

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4,344,000 for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was substantially completed as of March 31, 2008.

Included in the Company’s operating results for three months ended March 31, 2008 is a charge of $200,000 for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expenses arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects were based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. A portion of the goodwill is amortizable for tax in the foreign jurisdiction.

Professional Advantage Pty Limited

On May 16, 2007, the Company acquired the assets of a division of Professional Advantage Pty Limited (PA), a privately held reseller located in Australia. The primary purpose of this acquisition was to increase the Company’s presence and direct customer base in the territories covered by PA.

The purchase price was allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The Company is amortizing the acquired customer base over seven years and the acquired technology over five years. The following table summarizes the allocation of the purchase price (in thousands):

Cash	$16,000
Transaction costs	631

Total	$16,631

Fixed assets	$49
Customer base	5,728
Acquired technology	1,199
Goodwill	10,626
Accrued liabilities	(632)
Deferred revenue	(339)

Net assets acquired	$16,631

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. It is amortizable for tax in the foreign jurisdictions. The pro forma impact of this acquisition was not significant to the Company’s historical results of operations.

Pro Forma Information

Actual results of operations of the companies acquired in 2008 and 2007 are included in the consolidated financial statements from their respective dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of NSB using the purchase method as if it occurred on January 1, 2007, and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisitions, elimination of amortization related to NSB intangibles not assumed in the acquisition, and the in-process research and development charge. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of operations for future periods or the financial results of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data).

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Total revenues	$107,940	$119,603
Net income (loss)	$(11,632)	$1,176
Net income (loss) per share:
Basic	$(0.20)	$0.02

Diluted	$(0.20)	$0.02

Disposition

Sale of Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets. This consideration, less the carrying amounts of $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1,579,000 which is included in “gain on sale of non-strategic asset” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for three months ended March 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license revenues” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2007.

Note 6. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2007 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the three months ended March 31, 2008 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2007	$51,670	$39,471	$78,126	$169,267
NSB acquisition	82,111	28,866	73,030	184,007
Foreign currency translation	170	371	207	748
Other	28	24	154	206

Balance as of March 31, 2008	$133,979	$68,732	$151,517	$354,228

The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in intangible assets recorded during 2008, including intangible assets recorded as a result of the NSB acquisition and additional change due to foreign currency translation (in thousands):

	NSB	Foreign Currency Translation	Total Change
Acquired technology	$58,700	$58	$58,758
Customer base	39,300	819	40,119
Trademark	3,500	8	3,508
Covenant not to compete	—	57	57

Intangibles assets are amortized over the estimated economic life of the assets. As of March 31, 2008, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,481	$59,142	$78,339	$78,723	$54,459	$24,264
Customer base	77,474	20,855	56,619	37,355	18,684	18,671
Trademark	13,808	7,335	6,473	10,300	6,711	3,589
Covenant not to compete	2,247	2,247	—	2,190	2,190	—

Total	$231,010	$89,579	$141,431	$128,568	$82,044	$46,524

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended March 31, 2008 and 2007 was $7,066,000 and $4,181,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended March 31, 2008 and 2007 was $0 and $47,000, respectively. Estimated amortization expense for the remainder of 2008, 2009, 2010, 2011, 2012 and thereafter is approximately $26,167,000, $31,170,000, $27,999,000, $21,647,000, $20,134,000 and $14,314,000, respectively.

Note 7. Restructuring Charges

During the first quarter of 2008, the Company recorded restructuring charges of $4,083,000. This charge represents severance costs related to management severance and cost reductions from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring costs, the Company terminated 35 employees or approximately 1% of the Company’s workforce at that time from all functional areas. As of March 31, 2008, all of these terminations had been completed.

In connection with the Company’s acquisition of NSB, the Company formulated a restructuring plan for the NSB operations. In connection with this plan, the Company recorded a liability in purchase accounting of $4,344,000 for the separation costs associated with the NSB reduction in workforce. The Company terminated 79 NSB employees, or 10% of the NSB workforce. At March 31, 2008, 59 of these terminations had been completed and all other employees to be terminated have been notified.

During the three months ended March 31, 2008, the Company made $3,092,000 in cash payments (or otherwise settled) against reserves associated with its restructuring activities.

Note 8. Credit Facility and Debt Offering

Credit Facilities

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), consisting of a term loan and a revolver. In May 2007, the Company completed a debt offering for $230 million convertible senior notes and used a portion of the proceeds to repay the outstanding balance of the term loan. On May 1, 2007, the credit agreement for the 2006 credit facility was amended to permit this debt offering described above.

Effective December 17, 2007, the Company voluntarily terminated the 2006 credit facility as a result of entering into the 2007 credit facility described below. There were no premiums or penalties incurred by the Company in connection with the termination of the 2006 credit facility and all amounts outstanding under 2006 credit facility were deemed paid in full on the termination date.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for term loans in an amount up to $100 million and revolving loans in an amount up to $100 million with an option for the Company to increase the revolving loan commitments and/or the term loan commitments by an aggregate amount of up to $50 million pursuant to an accordion feature for a total secured loan facility of up to $250 million. In connection with the 2007 credit facility, the Company agreed to certain financial and other covenants. Funds available under the 2007 credit facility were allowed to be used by the Company to finance its acquisition of NSB (Note 5), to pay the fees and expenses incurred in connection with the NSB acquisition, to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition. The Company may also use a portion of the available borrowing capacity to repurchase outstanding shares of its common stock.

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

On March 31, 2008, the Company made a mandatory principal payment of $1.25 million against the term loan from discretionary funds. As of March 31, 2008, the Company had borrowing capacity of $90 million under the 2007 credit facility and the weighted average interest rate applicable to outstanding loans under the 2007 credit facility was 5.39%. As of March 31, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The changes in the fair value of the interest rate swaps will be reflected in the carrying value of the interest rate swap on the balance sheet. The differential to be paid or received on the interest rate swap agreements will be accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreements commence effective June 30, 2008 and have an aggregate notional amount of $20 million maturing March 31, 2009 and $30 million maturing September 30, 2009. The effective interest rate for the notional amounts covered by the swap agreements is 5.67%.

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

On or after May 15, 2014, the Company may from time to time at its option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. On each May 15, 2014, May 15, 2017 and May 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

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

Note 9. Provision for Income Taxes

The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. At March 31, 2008, the Company had $21.4 million of gross unrecognized tax benefits, of which $2.7 million would reduce the effective tax rate if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company has approximately $221,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1994 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in various locations including Canada and United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of March 31, 2008 will significantly increase or decrease within 12 months.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a benefit for income taxes of ($4,086,000) and a provision for income taxes of $2,620,000 for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rates were (36.9%) and 37.2% for the three months ended March 31, 2008 and March 31, 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income.

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

The Company’s reportable operating segments include licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended March 31, 2008 and 2007 of $7,066,000 and $4,181,000, respectively.

Operating segment data for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended March 31, 2008:
Revenues	$18,504	$31,402	$46,156	$6,162	$102,224
Cost of revenues	3,578	31,957	11,590	6,420	53,545

Gross profit	$14,926	$(555)	$34,566	$(258)	$48,679

Three months ended March 31, 2007:
Revenues	$22,032	$32,723	$39,053	$7,521	$101,329
Cost of revenues	4,921	26,831	8,747	6,680	47,179

Gross profit	$17,111	$5,892	$30,306	$841	$54,150

Note 11. Commitments and Contingencies

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

Note 12. Employee Benefits

As part of the NSB acquisition (Note 5), the Company acquired a defined benefit pension plan that provides pension benefits for certain NSB employees upon retirement. The plan was closed to new entrants prior to the acquisition, and the plan participants are no longer employed by the Company.

The net periodic benefit cost of the Company’s defined benefit pension plan included the following components (in thousands):

Quarter Ended March 31, 2008
Interest cost on projected benefit obligation	$68
Expected return on plan assets	$(48)

Net periodic benefit cost	$20

During the quarter ended March 31, 2008, contributions of approximately $50,000 were made to the Company’s defined benefit pension plan. The Company expects to contribute approximately $225,000 for the remainder of the year to its defined benefit pension plan.

Note 13. New Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this FSP will have on its financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (revised 2007) (SFAS 141-R), which provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for acquisitions in fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact, if any, the adoption will have on its financial position and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on an investment-by-investment basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157, “Fair Value Measurements” (SFAS 157). Adoption of this standard did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 34 to 42. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Total revenues for the three months ended March 31, 2008, increased 0.9% to $102.2 million, compared to $101.3 million for the three months ended March 31, 2007. This included total revenue from the NSB acquisition of $10.2 million, of which $0.7 million were related to hardware. Net license revenue decreased by 16.0% to $18.5 million for the three months ended March 31, 2008, compared to $22.0 million for the three months ended March 31, 2007. Consulting revenue was $31.4 million for the three months ended March 31, 2008, a decrease of 4.0% compared to consulting revenues of $32.7 million for the three months ended March 31, 2007. Maintenance revenue for the three months ended March 31, 2008 was $46.1 million, an increase of 18.2% compared to maintenance revenues of $39.1 million for the three months ended March 31, 2007. Hardware and other revenue for the three months ended March 31, 2008 was $6.2 million, a decrease of 18.1% compared to hardware and other revenue of $7.5 million for the three months ended March 31, 2007. See discussion in Results of Operations for more detailed information.

Overall gross margin was 40.7% for the three months ended March 31, 2008, compared to 49.3% during the same period in 2007, primarily due to negative consulting margins, as well as the addition of NSB maintenance revenues, which have relatively lower gross margins than the Company has historically reported.

Cash flows from operations were $0.1 million during the three months ended March 31, 2008, compared to 2007 cash flows from operations of $6.0 million. The decrease in operating cash flows is primarily due to the net loss recorded during the first quarter 2008, as well as increased cash payments on payables, compared to the same period in 2007.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 3 of Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at March 31, 2008. Receivables from customers are generally unsecured.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006. Under the fair value recognition provisions of this statement, stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

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

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

New Accounting Pronouncements

For new accounting pronouncements see Note 13 in Notes to the Consolidated Financial Statements.

Acquisitions

NSB Retail Systems PLC

On February 7, 2008, the Company completed its acquisition of NSB Retail Systems PLC (NSB). NSB designs, develops, markets and supports store and merchandising solutions to retailers of apparel, footwear and specialty merchandise. The acquisition of NSB provides an expanded portfolio of products and services for large and mid-sized specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller retailers who are interested in rapid implementation via an on-demand versus on-premise offering.

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311.8 million, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161.0 million in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility. In addition, on February 11, 2008, the Company sold the NSB acquisition British pound sterling call options that were marked to market at December 31, 2007 at $1.8 million back to the issuing institutions for $0.2 million, resulting in net foreign currency loss of $1.6 million. The loss resulted from depreciation of pounds sterling against the U.S. Dollar. The net loss is included in Interest and other income, net, in the Condensed Consolidated Statements of Operations.

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	5,258

Total purchase price	$317,103

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management estimate of fair values. The purchase price allocation and transaction costs are preliminary and will be adjusted upon completion of the final valuation of acquired assets and liabilities assumed, including income tax assets and liabilities.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$33,181
Accounts receivable	17,688
Inventory	1,196
Property and equipment	11,933
Prepaid and other assets	4,587
Deferred tax asset	5,351

Total tangible assets acquired	73,936
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	184,007
Accounts payable and accrued expenses	(22,948)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)

Net assets acquired	$317,103

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4.3 million for the costs related to involuntary employee terminations.

This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was substantially completed as of March 31, 2008.

Included in the Company’s operating results for three months ended March 31, 2008 is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expenses arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects were based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

See Note 5 in Notes to the Consolidated Financial Statements for Pro Forma information related to this acquisition.

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

Restructuring Charges

During the first quarter of 2008, the Company recorded restructuring charges of $4.1 million. This charge represents severance costs related to management severance and cost reductions from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring costs, the Company terminated 35 employees or approximately 1% of the Company’s workforce at that time from all functional areas. As of March 31, 2008, all of these terminations had been completed.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 (in millions, except percentages):

	Three Months Ended March 31,
	2008	2007	Change $	Change %
Revenues:
License	$18.5	$22.0	$(3.5)	(16.0)%
Consulting	31.4	32.7	(1.3)	(4.0)%
Maintenance	46.1	39.1	7.0	18.2%
Hardware and other	6.2	7.5	(1.3)	(18.1)%

Total revenues	$102.2	$101.3	$0.9	0.9%

Gross profit %:
License	80.7%	77.7%
Consulting	(1.8)%	18.0%
Maintenance	74.9%	77.6%
Hardware and other	(4.2)%	11.2%

Amortization of intangible assets	$7.1	$4.2	$2.9	69.0%
% of total revenues	6.9%	4.1%

Gross profit	$41.6	$50.0	$(8.4)	(16.7)%
% of total revenues	40.7%	49.3%

Sales and marketing	$21.4	$18.6	$2.8	14.8%
% of total revenues	20.9%	18.4%

Software development	$13.0	$8.7	$4.3	50.1%
% of total revenues	12.7%	8.6%

General and administrative	$12.0	$15.4	$(3.4)	(22.4)%
% of total revenues	11.7%	15.2%

In-process research and development charge	$0.2	$—	$0.2	100.0%
% of total revenues	0.2%	0.0%

Restructuring charges	$4.1	$0.2	$3.9	1,747.5%
% of total revenues	4.0%	0.2%

Interest expense	$2.9	$2.1	$0.8	36.2%
% of total revenues	2.8%	2.1%

Gain on sale of non-strategic asset	$—	$1.6	$(1.6)	(100.0)%
% of total revenues	0.0%	1.6%

Interest and other income, net	$0.8	$0.6	$0.2	48.6%
% of total revenues	0.8%	0.6%

Provision for income taxes	$(4.1)	$2.6	$(6.7)	(256.0)%
Effective tax rate	(36.9)%	37.2%

Net income	$(7.0)	$4.4	$(11.4)	(257.7)%
% of total revenues	(6.8)%	4.4%

Revenue

The decrease in license revenues for the three months ended March 31, 2008, compared to the same period in 2007, is due primarily to fewer than expected international license deals closing during the quarter and the Company not finalizing and completing the communication of its retail product strategy to the market until late in the quarter. The lower than expected retail and international license sales were partially offset by additional license revenues due to the acquisition of NSB. License revenues for the three months ended March 31, 2008, included three sales greater than $0.5 million, of which none were greater than $1.0 million. License revenues for the three months ended March 31, 2007, included three deals greater than $0.5 million, of which one was greater than $1.0 million. The one sale greater than $1.0 million in 2007 was related to the sale of a non-strategic asset (see “Sale of Non-Strategic Asset”).

Consulting revenues decreased for the three months ended March 31, 2008, compared to the same period in 2007, due to a significant international engagement in the prior year’s quarter, with no similar engagement in the current quarter, as well as the delayed retail software sales in the fourth quarter of 2007 and the first quarter of 2008, which led to lower than expected consulting utilization rates. Consulting revenues were also negatively impacted by a strategic consulting deal with a large customer that required the Company to allocate significant consulting resources to this project with no additional associated revenues to date. In addition to not generating revenues on this project, these consulting resources were unable to be used to generate revenues on other engagements. The decrease in consulting revenue was partially offset by additional consulting revenues from the acquisition of NSB.

The increase in maintenance revenues for the three months ended March 31, 2008, compared to the same period in 2007, is due primarily to the acquisition of NSB, which contributed maintenance revenues during the quarter, as well as continued high renewal rates in the Company’s customer base, continued higher license sales in prior periods and related maintenance contracts sold with new licenses and an increase in existing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The decrease in hardware and other revenue for the three months ended March 31, 2008, as compared to the same period in 2007, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $35.7 million and $42.0 million for the three months ended March 31, 2008 and 2007, representing 34.9% and 41.5%, respectively, of total revenues. The decrease in international revenue for the three months ended March 31, 2008 compared to the same period in 2007 in both absolute dollars and percentage of revenue is primarily due to international deal slippage. The decrease in international revenues as a percentage of total revenues was also impacted by the addition of NSB revenues which are primarily earned in the United States. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended March 31, 2008 being reported $2.5 million, or 2.5%, higher than these revenues would have been if they had been translated at 2007 foreign currency exchange rates.

Cost of Revenues and Gross Margins

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three months ended March 31, 2008, compared to the same period in 2007, gross profit of license revenue increased as costs decreased due primarily to the mix of products sold, which had lower associated royalties, as well as the addition of NSB license revenues, which generally have higher margins due to fewer royalty bearing products.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs increased in absolute dollars and as a percentage of revenue during the three months ended March 31, 2008, compared to the same period in 2007, due primarily to a 21% increase in consulting headcount. Consulting services margins were negatively impacted due in part to a strategic consulting contract with a large customer for which the Company had to adjust costs estimated and record future estimated losses. In addition, consulting revenue margins were also impacted by lower than expected utilization rates related to the integration of NSB and the significant hiring the Company has done in lower cost geographies over the past several quarters, which has required more training to bring these consultants up to fully billable rates. The Company expects consulting margins to improve and increase for the remainder of the year.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products, as well as salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three months ended March 31, 2008, compared to the same period of 2007, cost of maintenance revenues increased in absolute dollars due primarily to the acquisition of NSB. Maintenance gross profit decreased during the three months ended March 31, 2008, compared to the same period in 2007, due to the addition of NSB maintenance revenues, which have lower gross margins.

Cost of hardware and other revenues decreased in absolute dollars in the three months ended March 31, 2008 compared to the same period in 2007 due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. For the three months ended March 31, 2008, compared to the same period in 2007, gross profit for hardware and other revenues was negatively impacted by significant low margin hardware sales to large customers and a customer settlement. The Company expects consulting margins to improve and increase for the remainder of the year.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended March 31, 2008 and 2007, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $7.1 million and $4.2 million, respectively. The increase in amortization expense for the three months ended March 31, 2008, as compared to the same period in 2007 is due to the additional amortization expense related to the NSB acquisition. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2015. See Note 6 in Notes to the Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase in these costs in absolute dollars and as a percentage of revenue for the three months ended March 31, 2008, compared to the same period in 2007, is due to increased headcount of approximately 22%, related primarily to the NSB acquisition, as well as increased costs for the Company’s annual internal strategic sales meeting that occurred during the quarter.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States, Canada, Mexico, Eastern Europe and Russia, where the Company operates development centers.

Software development expenses increased in absolute dollars and as a percentage of revenue for the year the three months ended March 31, 2008, compared to the same period in 2007. The increase in these costs is due primarily to an increase in headcount of 62% due to increased hiring and the acquisition of NSB.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses decreased in total dollars and as a percentage of total revenues during the three months ended March 31, 2008, compared to the same period in 2007. This decrease is primarily attributable to reductions in provision for doubtful accounts and personnel related costs, including stock-based compensation expense, associated with changes in senior management within the Company, partially offset by an increase in costs from the acquisition of NSB.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted prior to 2006 and restricted stock issued by the Company. For the three months ended March 31, 2008 and 2007, stock-based compensation expense was $2.5 million and $3.4 million, respectively.

At March 31, 2008, there was approximately $12.2 million and $2.0 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted average periods of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year.

At March 31, 2008, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of consulting revenues	$251	$370
Cost of maintenance revenues	111	155
Sales and marketing	875	1,098
Software development	201	262
General and administrative	1,050	1,508

Total stock-based compensation expense	$2,488	$3,393

In-Process Research and Development

Included in the Company’s operating results for three months ended March 31, 2008 is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expense arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects were based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Restructuring

During 2008, the Company recorded restructuring charges of $4.1 million. This charge is related to management severance and cost reductions from the elimination of redundancies as a result of the NSB acquisition in the Company’s retail business.

Interest Expense

Interest expense increased for the three months ended March 31, 2008, as compared to the same period in 2007 due to increased interest on additional debt incurred in February for the acquisition of NSB as well as interest on the Company’s convertible senior notes issued in May of 2007.

Sale of Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well. This consideration, less the carrying amounts of $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1.6 million which is included in “gain on sale of non-strategic asset” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007.

Interest Income and Other, Net

Interest income and other, net, increased for the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to an increase in interest earned on the Company’s cash balances. The Company’s average cash balance in the first quarter of 2008, which included cash designated for acquisition until February 7, 2008, increased significantly over 2007. The increase in interest income was offset by foreign currency loss. The foreign currency loss results primarily from the Company’s British pound sterling call option contracts related to the NSB acquisition, which settled for a loss of $1.6 million. This loss was offset by foreign currency gains of $0.9 million primarily due to the Company’s intercompany translation.

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

The Company recorded a benefit for income taxes of $4.1 million and a provision for income taxes of $2.6 million for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rates were (36.9%) and 37.2% for the three months ended March 31, 2008 and March 31, 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the three months ended March 31, 2008 (in millions):

March 31, 2008
Cash and cash equivalents	$103.5
Working capital	71.0
Net cash provided by operating activities	0.1
Net cash (used in) investing activities	(124.6)
Net cash provided by financing activities	152.3
Long-term debt, less current portion	382.8

As of March 31, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $103.5 million and unused borrowing capacity of $90 million under its senior revolving credit facility. The Company’s operations provided $0.1 million in cash during the three months ended March 31, 2008. As of March 31, 2008, the Company had $14.5 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $161.1 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 25% of the related revenues.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. As of May 8, 2008, the Company has repurchased 162,000 shares of its common stock at an average price of $8.03 per share.

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

On or after May 15, 2014, the Company may from time to time at its option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. On each May 15, 2014, May 15, 2017 and May 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

The Company’s days sales outstanding (DSO) for the last five quarters are set forth in the following tables:

Quarter Ended:	2007
March 31	68
June 30	71
September 30	75
December 31	76

Quarter Ended:	2008
March 31	91

The increase in DSO’s during 2008 was due primarily to the Company higher accounts receivable balances without related revenues as a result of the NSB acquisition and relatively longer payment cycles.

The Company’s principal investing activities for the three months ended March 31, 2008, included use of cash designated for acquisition of $161.0 million, acquisitions for $284.1 million and capital expenditures of $1.4 million.

Financing activities for the three months ended March 31, 2008 included $160.0 million in proceeds from long-term debt, $1.5 million in payments on long-term debt, $5.0 million in debt issuance fees and $3.1 million in the purchase of treasury stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $1.3 million.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for term loans in an amount up to $100 million and revolving loans in an amount up to $100 million with an option for the Company to increase the revolving loan commitments and/or the term loan commitments by an aggregate amount up to $50 million pursuant to an accordion feature for a total secured loan facility up to $250 million. In connection with the 2007 credit facility, the Company agreed to certain financial and other covenants. Funds under the 2007 credit facility are available to the Company upon completion of the NSB acquisition (See Note 5 in Notes to the Condensed Consolidated Financial Statements), to pay the fees and expenses incurred in connection with the NSB acquisition, as well as to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition.

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

On March 31, 2008, the Company made a mandatory principal payment of $1.25 million against the term loan from discretionary funds. As at March 31, 2008, the Company had borrowing capacity of $90 million under the 2007 credit facility and the weighted average interest rate applicable to outstanding loans under the 2007 credit facility was 5.39%. As of March 31, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swap agreements commence effective June 30, 2008 and have an aggregate notional amount of $20 million maturing March 31, 2009 and $30 million maturing September 30, 2009. The effective interest rate for the notional amounts covered by the swap agreements is 5.67%.

The Company is dependent upon its ability to generate cash flows from license and other operating revenues, providing services to its customers and through collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

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

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income, net” in the accompanying Condensed Consolidated Statement of Operations. As of March 31, 2008, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

On May 8, 2007, the Company closed an offering of convertible senior notes due in 2027. These notes are due in full in 2027 and are convertible into shares of common stock at a conversion price of $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. In accordance with relevant authoritative pronouncements issued by the FASB and its Emerging Issues Task Force (EITF), the conversion feature of the notes does not qualify for separate accounting from the notes. Accordingly, no separate amounts related to the conversion feature are presented in the consolidated financial statements (see Note 8 in Notes to the Condensed Consolidated Financial Statements).

Material Changes in Contractual Obligation

The Company had a material change in significant contractual obligations from December 31, 2007, as a result of the Company’s amendment of its 2007 credit facility and drawing down for the NSB acquisition. As of March 31, 2008, future payments related to the 2007 credit facility are as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt	$3,750	$25,000	$130,000	$—	$158,750
Estimated interest payments*	6,367	15,665	11,521	—	33,553

Total contractual obligations	$10,117	$40,665	$141,521	$—	$192,303

*	Based on effective interest rate at March 31, 2008.

Certain Factors That May Affect Future Results

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our acquisitions, we currently have goodwill of $354.2 million and $141.4 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

We have a significant amount of debt following our note offering in 2007 and credit agreement in February 2008.

As of March 31, 2008, we had approximately $230 million of outstanding debt related to our debt offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended by the First Amendment dated February 11, 2008 and the Notice dated February 11, 2008, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

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

Development of new technologies may also cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Emerging licensing models include Software as a Service (SaaS), hosting as well as subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. While the Company does currently offer a hosted model as well as a SaaS model to its NSB retail customers, it has to date chosen not to offer a subscription based model. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

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

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer so renew or that a customer pay new license or service fees to the Company following the initial purchase. As a result, if the Company’s existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our executive Officers and other senior members of our management team such as our chief marketing officer and senior vice presidents are critical to the overall management of Epicor as well as the development of our technology, our operations and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any members of our executive management team and the possible inability to attract qualified replacements in a timely manner could adversely affect our ability to compete effectively and seriously harm our business.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the March 31, 2008 and 2007, 34.9% and 41.5%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended March 31, 2008 and 2007, 13% and 15%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.

The Company considers its proprietary software and the related intellectual property rights in such products to be among its most valuable assets. The Company relies on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company has in the past taken legal action against third parties whom the Company believed were infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2006 through the first quarter of 2008, quarterly operating results have ranged from a loss of $9.0 million to income of $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2006 through the first quarter of 2008, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $22.3 million provided by operating activities. The Company’s cash and cash equivalents have increased from $70.2 million at December 31, 2006 to $103.5 million at March 31, 2008. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past year, our days sales outstanding have increased from 68 as of March 31, 2007 to 91 as of March 31, 2008, due in part to the recent acquisition of NSB. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of March 31, 2008, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds and $158.5 million in debt.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended March 31, 2008, the price of the Company’s common stock ranged from a low of $9.59 to a high of $15.75. For three months ended March 31, 2008, the stock price ranged from a low of $10.33 to a high of $12.62. As of May 1, 2008, the Company had 59,316,743 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If we are not able to successfully integrate NSB Retail Systems and its operations with those of CRS Retail Technology Group and the Company, our ability to achieve anticipated revenues and related profits, as well as sales for NSB products may be adversely impacted.

The success of our acquisition of NSB will depend in large part upon our ability to continue to successfully integrate the NSB business with CRS and into the Company. As with most acquisitions, integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of NSB and thus, the Company. The challenges involved in continuing to integrate NSB with the Company include:

•	Coordinating sales and marketing efforts to effectively communicate the combined company’s capabilities;

•	Introducing and effectively selling and cross selling the NSB products into international (non-US) markets where they have not traditionally been offered;

•	Combining product offerings and technology;

•	Coordinating and combining domestic operations, relationships and facilities;

•	Coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	Coordinating NSB’s research and development efforts here in the United States and Canada with the Company’s R&D facilities in the U.S. as well as in Moscow, Russia and Monterrey, Mexico;

•

Continuing to demonstrate to the existing NSB customers that the acquisitions will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the Company;

•	Preserving distribution, marketing or other important relationships of the Company and NSB and resolving potential conflicts that may arise;

•	Successfully integrating the business cultures of the Company and NSB, maintaining employee morale and retaining key employees and

•	Consolidating and rationalizing corporate information technology and administrative infrastructures.

The integration of the NSB business into the Company’s business may not realize all of the anticipated benefits of the acquisition to the extent, or in the time frame, anticipated. The failure to fully integrate the NSB business operations successfully with those of CRS and the Company or to realize all of the anticipated benefits of the acquisitions could seriously hinder our plans for product development and business and market expansion.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At March 31, 2008, the Company had $103.5 million in cash and cash equivalents. Based on the investment interest rate and the balance as of March 31, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.0 million on an annual basis, as well as increase the Company’s net loss and decrease cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the U.S. are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

On April 18, 2008, the Company entered into interest rate swap arrangements that convert our portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The changes in the fair value of the interest rate swaps will be reflected in the carrying value of the interest rate swap on the balance sheet. The differential to be paid or received on the interest rate swap agreements will be accrued and recognized as an adjustment to interest expense as interest rates change.

Foreign Currency Risk. The Company did not have any foreign currency forward or option contracts open as of March 31, 2008. International revenues represented 34.9% of the Company’s total revenues for the three months ended March 31, 2008, and 29.0% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three months ended March 31, 2008 of $690,000. For the three months ended March 31, 2008, the transactional loss was primarily due to inter-company revenues and cost of sales and the settlement of the Company’s option contracts. The Company sold the NSB acquisition call options back to the issuing institutions for $192,000, resulting in net foreign currency loss of $1,610,000. The year-to-date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $2,382,000 for the three months ended March 31, 2008, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

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

Item 1a - Risk Factors:

A description of the risk factors associated with our business is included under “Certain Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
January 1, 2008 to January 31, 2008	6,332	$10.73		N/A	N/A
February 1, 2008 to February 29, 2008	236,751	$12.32		N/A	N/A
March 1, 2008 to March 31, 2008	14,358	$11.18		N/A	N/A

Total	257,441	$12.21	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

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

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: May 9, 2008	/s/ Michael A. Piraino
Michael A. Piraino
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)

4.1	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007	(47)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)

10.47*	1997 Nonqualified Stock Option Plan.	(13)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)

10.56	First Amendment to Sublease dated December 1, 1994.	(17)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)

10.66	Value Added Reseller Agreement with Ardent Software.	(24)

10.67*	1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)

10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(51)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)

10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)

10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)

10.93*	Amended Management Retention Agreement	(48)

10.94	First Amendment to Credit Agreement, dated as of May 1, 2007, among the Company, the lenders party thereto, and KeyBank National Association, as Administrative Agent, Sole Book Manager and Letter of Credit Issuing Lender	(46)

10.95	2007 Stock Incentive Plan	(49)

10.96	Form of Time-based restricted stock agreement	(50)

10.97	Form of Performance-based restricted stock agreement	(50)

10.98	Implementation Agreement between NSB Retail Systems Plc and Epicor Software Corporation, dated December 17, 2007	(52)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by Epicor Software Corporation, dated December 17, 2007	(52)

10.100	Credit Agreement dated December 16, 2007 by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent	(53)

10.101	Security and Pledge Agreement dated December 16, 2007 by and between Epicor Software Corporation, the Obligors identified therein and Bank of America, N.A., as Administrative Agent	(53)

10.102	First Amendment dated February 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent	(53)

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to Credit Agreement dated December 16, 2007	(53)

10.104*	Management Retention Agreement between Epicor and Thomas Kelly, dated February 19, 2008	(54)

10.105*	Letter Agreement between Epicor and Mark Duffell, dated February 19, 2008	(54)

10.106	Second Amendment dated April 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.
(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.
(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.
(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.
(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.
(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.
(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.
(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.
(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.
(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.
(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.
(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.
(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).
(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).
(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.
(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.
(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.
(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed May 8, 2007.
(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 14, 2007.
(48)	Incorporated by reference the Company Quarterly Report on Form 10-Q filed May 10, 2007.
(49)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2007.

(50)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 18, 2007.
(51)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 3, 2005.
(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.
(53)	Incorporated by reference to the Company’s Current Report on Form 10-K filed on March 11, 2008.
(54)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.