Form 10-Q
period 2008-06-30
EPICOR SOFTWARE CORP
filed 2008-08-08
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 59,573,711 shares of common stock outstanding.

FORM 10-Q INDEX

PART I

FINANCIAL INFORMATION

Item 1 – Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,431	$75,158
Short-term investments	—	1,371
Accounts receivable, net of allowance for doubtful accounts	93,422	98,533
Deferred income taxes	8,347	7,060
Inventory, net	9,818	4,539
Prepaid expenses and other current assets	22,629	9,184

Total current assets	266,647	195,845
Property and equipment, net	28,845	14,762
Deferred income taxes	45,773	45,025
Intangible assets, net	132,699	46,524
Goodwill	369,551	169,267
Cash designated for acquisition	—	161,000
Other assets	16,976	12,958

Total assets	$860,491	$645,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,887	$14,640
Accrued compensation and benefits	24,298	27,555
Other accrued expenses	35,700	27,372
Current portion of long-term debt	7,416	145
Current portion of accrued restructuring costs	6,208	614
Current portion of deferred revenue	90,444	70,378

Total current liabilities	187,953	140,704

Long-term debt, less current portion	380,450	230,491
Accrued restructuring costs	5,962	356
Deferred revenue	552	823
Deferred income taxes and other income taxes	20,888	10,082
Other long-term liabilities	2,280	—

Total long-term liabilities	410,132	241,752

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	374,526	366,737
Less: treasury stock at cost	(18,385)	(13,883)
Accumulated other comprehensive income	1,910	61
Accumulated deficit	(95,706)	(90,050)

Total stockholders’ equity	262,406	262,925

Total liabilities and stockholders’ equity	$860,491	$645,381

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	$24,357	$25,103	$42,861	$47,135
Consulting	41,026	34,100	72,428	66,823
Maintenance	48,710	39,700	94,866	78,753
Hardware and other	13,852	6,803	20,014	14,324

Total revenues	127,945	105,706	230,169	207,035
Cost of revenues	64,296	47,877	117,840	95,055
Amortization of intangible assets	8,934	4,304	16,000	8,486

Total cost of revenues	73,230	52,181	133,840	103,541

Gross profit	54,715	53,525	96,329	103,494

Operating expenses:
Sales and marketing	21,253	18,817	42,630	37,445
Software development	14,296	9,571	27,323	18,250
General and administrative	13,556	14,425	25,509	29,834
In-process research and development	—	—	200	—
Restructuring charges	89	—	4,172	221

Total operating expenses	49,194	42,813	99,834	85,750

Income (loss) from operations	5,521	10,712	(3,505)	17,744
Interest expense	(4,353)	(2,725)	(7,251)	(4,852)
Gain on sale of non-strategic asset	—	—	—	1,579
Interest and other income, net	978	2,023	1,825	2,592

Income (loss) before income taxes	2,146	10,010	(8,931)	17,063
Provision (benefit) for income taxes	811	3,719	(3,275)	6,339

Net income (loss)	$1,335	$6,291	$(5,656)	$10,724

Comprehensive income (loss):
Net income (loss)	$1,335	$6,291	$(5,656)	$10,724
Unrealized foreign currency translation gain	731	757	1,849	790

Comprehensive income (loss)	$2,066	$7,048	$(3,807)	$11,514

Net income (loss) per share:
Basic	$0.02	$0.11	$(0.10)	$0.19
Diluted	$0.02	$0.11	$(0.10)	$0.19
Weighted average common shares outstanding:
Basic	58,449	57,039	58,174	56,854
Diluted	58,862	57,881	58,174	57,804

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(5,656)	$10,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,914	11,591
Stock-based compensation expense	4,395	6,694
Provision for doubtful accounts	486	2,397
Provision for excess and obsolete inventory	288	—
Restructuring charges	4,172	221
Excess tax benefits from share-based payment arrangements	(819)	(704)
In-process research and development charge	200	—
Gain on sale of non-strategic asset	—	(1,579)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	23,936	(399)
Inventory	(4,371)	(1,614)
Prepaid expenses and other current assets	1,309	808
Other assets	1,414	999
Deferred income taxes	(6,590)	2,937
Accounts payable	2,091	(515)
Accrued expenses	(3,070)	(7,623)
Accrued restructuring costs	(4,466)	(839)
Deferred revenue	1,636	(2,254)
Other long-term liabilities	(30)	—

Net cash provided by operating activities	34,839	20,844

Investing activities
Purchases of property and equipment	(5,615)	(3,271)
Proceeds from sale of non-strategic asset	—	2,500
Cash paid for acquisitions, net of cash designated for acquisition of $161,000 and cash acquired	(124,205)	(16,349)
Sale of short term investment	1,371	—
Purchase of short term investment	—	(1,973)

Net cash used in investing activities	(128,449)	(19,093)

Financing activities
Proceeds from long-term debt	160,000	230,000
Principal payments on long-term debt	(2,769)	(99,323)
Debt issuance fees	(4,990)	(8,043)
Proceeds from exercise of stock options	1,569	1,618
Proceeds from employee stock purchase plan	326	399
Excess tax benefits from share-based payment arrangements	819	704
Purchase of treasury stock	(4,502)	(2,739)

Net cash provided by financing activities	150,453	122,616

Effect of exchange rate changes on cash	430	(23)

Net increase in cash and cash equivalents	57,273	124,344
Cash and cash equivalents at beginning of period	75,158	70,178

Cash and cash equivalents at end of period	$132,431	$194,522

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2008. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance at June 30, 2008 and December 31, 2007 of $7,444,000 and $8,008,000, respectively.

Note 2. Basic and Diluted Net Income (Loss) Per Share

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

For the three months ended June 30, 2008 and 2007, options to purchase 1,176,000 and 450,000 shares of common stock, respectively, with weighted average prices of $12.24 and $14.69, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive. For the six months ended June 30, 2008 and 2007, options to purchase 1,097,000 and 515,000 shares of common stock, respectively, with weighted average prices of $12.64 and $14.43, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

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

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) applicable to common stockholders	$1,335	$6,291	$(5,656)	$10,724

Basic:
Weighted average common shares outstanding	60,770	59,278	60,454	59,229
Weighted average common shares of unvested restricted stock	(2,321)	(2,239)	(2,280)	(2,375)

Shares used in the computation of basic net income (loss) per share	58,449	57,039	58,174	56,854

Net income (loss) per share applicable to common stockholders – basic	$0.02	$0.11	$(0.10)	$0.19

Diluted:
Shares used in the computation of basic net income per share	58,449	57,039	58,174	56,854
Stock options and employee stock purchase plan (ESPP) shares	389	764	—	760
Unvested restricted stock	24	78	—	190

Shares used in the computation of diluted net income per share	58,862	57,881	58,174	57,804

Net income per share applicable to common stockholders – diluted	$0.02	$0.11	$(0.10)	$0.19

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

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311,845,000, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161,000,000 in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 8). In addition, on February 11, 2008, the Company sold the NSB acquisition British pound sterling call options that were marked to market at December 31, 2007 at $1,802,000 back to the issuing institutions for $192,000, resulting in net foreign currency loss of $1,610,000. The loss resulted from depreciation of pounds sterling against the U.S. Dollar. The net loss is included in Interest and other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2008.

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	5,739

Total purchase price	$317,584

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The purchase price allocation and transaction costs are preliminary and will be adjusted upon completion of the final valuation of acquired assets and liabilities assumed, including deferred income tax assets and liabilities. See Note 4 for a discussion of goodwill and intangibles acquired.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	11,933
Prepaid and other assets	4,587
Deferred tax asset	2,047

Total tangible assets acquired	71,218
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	198,073
Accounts payable and accrued expenses	(22,900)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(10,915)

Net assets acquired	$317,584

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4,149,000 for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was completed as of June 30, 2008.

Included in the Company’s operating results for the six months ended June 30, 2008 is a charge of $200,000 for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expenses arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

The purchase price was allocated to PA’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of May 16, 2007. The Company is amortizing the acquired customer base asset over seven years and the acquired technology asset over five years. The following table summarizes the allocation of the purchase price (in thousands):

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

Pro Forma Information

Actual results of operations of the companies acquired in 2008 and 2007 are included in the consolidated financial statements from their respective dates of acquisition forward. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of NSB using the purchase method as if it occurred on January 1, 2007, and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisitions, elimination of amortization related to NSB intangibles not assumed in the acquisition, and the in-process research and development charge. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of operations for future periods or the financial results of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data).

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Actual	Pro Forma	Pro Forma	Pro Forma
Total revenues	$127,945	$127,936	$235,885	$247,539
Net income (loss)	$1,335	$6,690	$(9,628)	$6,598
Net income (loss) per share:
Basic	$0.02	$0.12	$(0.17)	$0.12

Diluted	$0.02	$0.12	$(0.17)	$0.11

Disposition

Sale of Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets. This consideration, less the carrying amounts of $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1,579,000 which is included in “gain on sale of non-strategic asset” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for six months ended June 30, 2007. The remaining consideration related to the iScala payroll product license is included in license revenues” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2007.

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2007 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the six months ended June 30, 2008 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2007	$51,670	$39,471	$78,126	$169,267
NSB acquisition	88,388	31,072	78,613	198,073
Additional Scala acquisition	207	143	452	802
Foreign currency translation	311	738	360	1,409

Balance as of June 30, 2008	$140,576	$71,424	$157,551	$369,551

The following is the average amortization period for intangible assets:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in intangible assets recorded during 2008, including intangible assets recorded as a result of the NSB acquisition and additional change due to foreign currency translation (in thousands):

	NSB	Foreign Currency Translation	Total Change
Acquired technology	$58,700	$57	$58,757
Customer base	39,300	1,163	40,463
Trademark	3,500	8	3,508
Covenant not to compete	—	56	56

Intangibles assets are amortized over the estimated economic life of the assets. As of June 30, 2008, the Company has not identified any indicators of impairment associated with identified intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,480	$64,999	$72,481	$78,723	$54,459	$24,264
Customer base	77,818	23,383	54,435	37,355	18,684	18,671
Trademark	13,808	8,025	5,783	10,300	6,711	3,589
Covenant not to compete	2,246	2,246	—	2,190	2,190	—

Total	$231,352	$98,653	$132,699	$128,568	$82,044	$46,524

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended June 30, 2008 and 2007 was $8,934,000 and $4,304,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended June 30, 2008 and 2007 was $0 and $63,000, respectively. Amortization expense of the Company’s intangible assets included in cost of revenues for the six months ended June 30, 2008 and 2007 was $16,000,000 and $8,486,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the six months ended June 30, 2008 and 2007 was $0 and $109,000, respectively. Estimated amortization expense for the remainder of 2008, 2009, 2010, 2011, 2012 and thereafter is approximately $17,177,000, $31,217,000, $28,047,000, $21,703,000, $20,177,000 and $14,378,000, respectively.

Note 5. Restructuring Charges

During 2008, the Company recorded restructuring charges of $4,172,000. This charge represents severance costs related to management severance and cost reductions from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring costs, the Company terminated 35 employees or approximately 1% of the Company’s workforce at that time from all functional areas. As of June 30, 2008, all of these terminations had been completed.

In connection with the Company’s acquisition of NSB, the Company formulated a restructuring plan for the NSB operations. In connection with this plan, the Company recorded a liability in purchase accounting of $4,149,000 for the separation costs associated with the NSB reduction in workforce. The Company terminated 79 NSB employees, or 10% of the NSB workforce. At June 30, 2008, all of these terminations have been completed.

During the six months ended June 30, 2008, the Company made $5,287,000 in cash payments, or otherwise settled, against reserves associated with its restructuring activities.

Note 6. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of consulting revenues	$107,000	$355,000	$358,000	$725,000
Cost of maintenance revenues	100,000	138,000	211,000	292,000
Sales and marketing	725,000	1,148,000	1,601,000	2,247,000
Software development	171,000	216,000	372,000	479,000
General and administrative	804,000	1,443,000	1,853,000	2,951,000

Total stock-based compensation expense	$1,907,000	$3,300,000	$4,395,000	$6,694,000

Net cash proceeds from the exercise of stock options were $560,000 and $1,140,000 for the three months ended June 30, 2008 and 2007, respectively. Net cash proceeds from the exercise of stock options were $1,569,000 and

$1,618,000 for the six months ended June 30, 2008 and 2007, respectively. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the six months ended June 30, 2008 and 2007, net cash provided by operating activities decreased by, and financing activities increased by, $819,000 and $704,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit related to stock-based compensation for the three months ended June 30, 2008 and 2007 was $551,000 and $934,000, respectively. The tax benefit related to stock-based compensation for the six months ended June 30, 2008 and 2007 was $1,367,000 and $1,941,000, respectively. No share-based compensation was capitalized for the three or six months ended June 30, 2008 and 2007.

During 2008, the Company granted 1,151,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2008 and 2009 performance plan years. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2008 and 2009. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

The performance conditions for each year are independent of the performance conditions for the preceding years. Therefore, although compensation expense for all years will be measured based on the grant date fair value of the shares, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, assuming that it is considered to be probable that the shares will be earned each year. In addition, the compensation expense for each year is estimated and a pro rata amount is accrued on a quarterly basis. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year.

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

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of June 30, 2008, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the quarterly vesting of restricted stock grants and vesting of the performance-based restricted stock, during the three and six months ended June 30, 2008, the Company acquired 56,858 and 264,505, shares of common stock, respectively, at a value of $1,301,000 and $3,201,000, respectively.

At June 30, 2008, there was approximately $5,457,000 of total unrecognized compensation expense related to restricted stock, excluding performance-based restricted stock, and $10,596,000 related to performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $1,109,000 and $2,939,000 for three and six months ended June 30, 2008.

At June 30, 2008, there was approximately $606,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

The fair value of restricted stock that vested during the three months ended June 30, 2008 and 2007 was $360,000 and $747,000, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2008 and 2007 was $9,445,000 and $6,575,000, respectively.

The Company granted 300,000 and zero options during the three months ended June 30, 2008 and 2007, respectively. The Company granted 300,000 and zero options during the six months ended June 30, 2008 and 2007, respectively. The options were granted to executives of the Company. The weighted-average grant date fair value of options granted in fiscal 2008 was $2.15 per option. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. The grant date fair value of options granted was estimated using the following weighted average assumptions:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Expected life (years)	3.0	3.0
Risk-free interest rate	2.2%	2.2%
Volatility	40.5%	40.5%
Dividend rate	0.0%	0.0%

There were 382,000 options exercised during the six months ended June 30, 2008. As of June 30, 2008, there were 1,740,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 4.6 years, $8.32 and $3,434,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock.

Note 7. Revenue Recognition

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

The Company has recorded unbilled consulting revenues totaling $3,694,000 and $2,810,000 at June 30, 2008 and December 31, 2007, respectively. These unbilled revenues represent consulting services performed during the last few business days of the quarter but not billed until the following month. The Company cuts-off consulting billing prior to the end of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for term loans in an amount up to $100 million and revolving loans in an amount up to $100 million with an option for the Company to increase the revolving loan commitments and/or the term loan commitments by an aggregate amount of up to $50 million pursuant to an accordion feature for a total secured loan facility of up to $250 million. In connection with the 2007 credit facility, the Company agreed to certain financial and other covenants. Funds available under the 2007 credit facility were allowed to be used by the Company to finance its acquisition of NSB (Note 3), to pay the fees and expenses incurred in connection with the NSB acquisition, to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition. The Company may also use a portion of the available borrowing capacity to repurchase outstanding shares of its common stock.

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

On March 31, 2008 and June 30, 2008, the Company made mandatory principal payments of $1.25 million against the term loan from discretionary funds. As of June 30, 2008, the Company had unused borrowing capacity of approximately $90 million under the 2007 credit facility and the weighted average interest rate applicable to outstanding loans under the 2007 credit facility was 5.68%. As of June 30, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, other than its consolidated total leverage ratio. The Company obtained a waiver from its lenders with respect to this covenant on July 23, 2008.

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 9). In July 2008, the Company made a voluntary principal payment of $5.0 million against the revolving loan from discretionary funds.

Debt Offering

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027. The notes are unsecured and pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes may be settled in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes may be settled in cash or shares. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock prior to the offering that began on May 2, 2007, which was $13.92 per share. The conversion rate will be adjusted upon the occurrence of certain events defined in the indenture. The share settlement feature upon conversion of the senior convertible notes is generally limited to the conversion value in excess of the par value of the notes. The notes do not contain any restrictive financial covenants.

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

On or after May 15, 2014, the Company may from time to time at its option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes the Company redeems, plus any accrued and unpaid interest to, but excluding, the redemption date. On each May 15, 2014, May 15, 2017 and May 15, 2022, holders may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

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

Note 9. Interest Rate Swap

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swap on the Condensed Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements will be accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreements commenced effective June 30, 2008 and have an aggregate notional amount of $20 million maturing March 31, 2009 and $30 million maturing September 30, 2009. The effective interest rate for the notional amounts covered by the swap agreements is 5.67%.

As of June 30, 2008, the interest rate swap resulted in a net liability of $31,000 included in accrued liabilities. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized loss in the accumulated other comprehensive income section of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

Interest rate differentials paid or received under this agreement will be recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that a counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound. The Company considers the risk of non-performance to be remote. On January 1, 2008, the company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. The adoption had an immaterial impact on the consolidated financial statements. SFAS 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2—inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3—unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of June 30, 2008 measured at fair value on a recurring basis:

	Fair value measurements using
	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$(31)	$—

Note 10. Provision for Income Taxes

The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. At June 30, 2008, the Company had $21.5 million of gross unrecognized tax benefits, of which $2.7 million would reduce the effective tax rate if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, the Company has approximately $247,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1994 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in various locations including Canada and United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of June 30, 2008 will significantly increase or decrease within 12 months.

The Company is currently in negotiations with the Canada Revenue Agency to settle the examination for years 2002 and 2003. The Company expects a favorable settlement and anticipates effectively settling the uncertain tax position in the near term. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of June 30, 2008. The Company is also currently finalizing voluntary disclosure agreements with various states for which unrecognized tax benefits have been recorded. The Company does not believe the amount settled will differ from the unrecognized tax benefit as of June 30, 2008. The unrecognized tax benefits relating to the Canadian examination and to the state tax positions would reduce the effective tax rate if recognized.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S.

Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $811,000 and $3,719,000 for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rates were 37.8% and 37.2% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income.

The Company has provided a valuation allowance on certain foreign deferred tax assets and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and related interpretations, future period reductions to the valuation allowance related to Scala’s deferred tax assets that existed as of the date of acquisition of Scala are first credited against goodwill, then to the other identifiable intangible assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” (FIN 18) the Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent a material or discrete adjustment to deferred taxes, the deferred tax accounts are adjusted at year end.

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

Note 11. Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended June 30, 2008 and 2007 of $8,934,000 and $4,304,000, respectively. Excluded from the table below is amortization of intangible assets for the six months ended June 30, 2008 and 2007 of $16,000,000 and $8,486,000, respectively.

Operating segment data for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended June 30, 2008:
Revenues	$24,357	$41,026	$48,710	$13,852	$127,945
Cost of revenues	5,766	32,784	13,216	12,530	64,296

Gross profit	$18,591	$8,242	$35,494	$1,322	$63,649

Three months ended June 30, 2007:
Revenues	$25,103	$34,100	$39,700	$6,803	$105,706
Cost of revenues	5,062	28,075	8,745	5,995	47,877

Gross profit	$20,041	$6,025	$30,955	$808	$57,829

Six months ended June 30, 2008:
Revenues	$42,861	$72,428	$94,866	$20,014	$230,169
Cost of revenues	9,344	64,740	24,806	18,950	117,840

Gross profit	$33,517	$7,688	$70,060	$1,064	$112,329

Six months ended June 30, 2007:
Revenues	$47,135	$66,823	$78,753	$14,324	$207,035
Cost of revenues	9,982	54,905	17,493	12,675	95,055

Gross profit	$37,153	$11,918	$61,260	$1,649	$111,980

Note 12. Commitments and Contingencies

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

Note 13. Employee Benefits

As part of the NSB acquisition (Note 3), the Company assumed a liability for a defined benefit pension plan that provides pension benefits for certain NSB employees upon retirement. The plan was closed to new entrants prior to the acquisition, and the plan participants are no longer employed by the Company.

The net periodic benefit cost of the Company’s defined benefit pension plan included the following components (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Interest cost on projected benefit obligation	$118	$186
Expected return on plan assets	(82)	(130)

Net periodic benefit cost	$36	$56

During the three and six months ended June 30, 2008, contributions of approximately $74,000 and $125,000, respectively, were made to the Company’s defined benefit pension plan. The Company expects to contribute approximately $150,000 for the remainder of the year to its defined benefit pension plan.

Note 14. New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this FSP will have on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact, if any, that the adoption of this Statement will have on its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact, if any, the adoption will have on its consolidated results of operations and financial condition.

On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on an investment-by-investment basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157, “Fair Value Measurements” (SFAS 157). Adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on consolidated results of operations and financial condition. The Company is currently assessing the impact, if any, of SFAS 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 38 to 46. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

Total revenues for the three months ended June 30, 2008, increased 21.0% to $127.9 million, compared to $105.7 million for the three months ended June 30, 2007. This included total revenue from the NSB acquisition of $16.9 million, of which $1.4 million was related to hardware. Net license revenue decreased by 3.0% to $24.4 million for the three months ended June 30, 2008, when compared to net license revenue of $25.1 million for the three months ended June 30, 2007. Consulting revenue was $41.0 million for the three months ended June 30, 2008, an increase of 20.3 % compared to consulting revenue of $34.1 million for the three months ended June 30, 2007. Maintenance revenue for the three months ended June 30, 2008 was $48.7 million, an increase of 22.7% compared to maintenance revenue of $39.7 million for the three months ended June 30, 2007. Hardware and other revenue for the three months ended June 30, 2008 was $13.9 million, an increase of 103.6% compared to hardware and other revenue of $6.8 million for the three months ended June 30, 2007. See discussion in Results of Operations for more detailed information.

Total revenues for the six months ended June 30, 2008, increased 11.2% to $230.2 million, compared to $207.0 million for the six months ended June 30, 2007. This included total revenue from the NSB acquisition of $27.1 million, of which $2.1 million was related to hardware. Net license revenue decreased by 9.1% to $42.9 million for the six months ended June 30, 2008, compared to $47.1 million for the six months ended June 30, 2007. Consulting revenue was $72.4 million for the six months ended June 30, 2008, an increase of 8.4% compared to consulting revenues of $66.8 million for the six months ended June 30, 2007. Maintenance revenue for the six months ended June 30, 2008 was $94.9 million, an increase of 20.5% compared to maintenance revenues of $78.8 million for the six months ended June 30, 2007. Hardware and other revenue for the six months ended June 30, 2008 was $20.0 million, an increase of 39.7% compared to hardware and other revenue of $14.3 million for the six months ended June 30, 2007. See discussion in Results of Operations for more detailed information.

Overall gross margin was 42.8% for the three months ended June 30, 2008, compared to 50.6% during the same period in 2007, down primarily due to higher amortization related to the NSB intangible assets, as well as the addition of NSB maintenance revenues, which has relatively lower gross margins than the Company has historically reported. Overall gross margin was 41.9% for the six months ended June 30, 2008, compared to 50.0% during the same period in 2007, down primarily due to lower consulting margins, the higher amortization related to the NSB acquisition, as well as the addition of NSB maintenance revenues, which have relatively lower gross margins than the Company has historically achieved.

Cash flows from operations were $34.8 million during the six months ended June 30, 2008, compared to 2007 cash flows from operations of $20.8 million. The increase in operating cash flows is primarily due an increase in cash collections from accounts receivable, compared to the same period in 2007, as well as additional cash flow from the acquisition of NSB.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at June 30, 2008. Receivables from customers are generally unsecured.

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

New Accounting Pronouncements

For new accounting pronouncements see Note 14 in Notes to Unaudited Condensed Consolidated Financial Statements.

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

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	5,739

Total purchase price	$317,584

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

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	11,933
Prepaid and other assets	4,587
Deferred tax asset	2,047

Total tangible assets acquired	71,218
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	198,073
Accounts payable and accrued expenses	(22,900)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liability	(10,915)

Net assets acquired	$317,584

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4.1 million for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was completed as of June 30, 2008.

Included in the Company’s operating results for six months ended June 30, 2008 is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expenses arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects were based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for Pro Forma information related to this acquisition.

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

Restructuring Charges

Through the first six months of 2008, the Company recorded restructuring charges of $4.2 million. This charge represents severance costs related to management severance and cost reductions from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring costs, the Company terminated 35 employees or approximately 1% of the Company’s workforce at that time from all functional areas. As of June 30, 2008, all of these terminations had been completed.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change $	Change %	2008	2007	Change $	Change %
Revenues
License	$24.4	$25.1	$(0.7)	(3.0)%	$42.9	$47.1	$(4.2)	(9.1)%
Consulting	41.0	34.1	6.9	20.3%	72.4	66.8	5.6	8.4%
Maintenance	48.7	39.7	9.0	22.7%	94.9	78.8	16.1	20.5%
Hardware and other	13.8	6.8	7.0	103.6%	20.0	14.3	5.7	39.7%

Total revenues	127.9	105.7	22.2	21.0%	230.2	207.0	23.2	11.2%

Gross profit %
License	76.3%	79.8%			78.2%	78.8%
Consulting	20.1%	17.7%			10.6%	17.7%
Maintenance	72.9%	78.0%			73.9%	77.8%
Hardware and other	9.5%	11.9%			5.3%	11.5%
Amortization of intangible assets	$8.9	$4.3	$4.6	107.6%	$16.0	$8.5	$7.5	88.5%
% of total revenues	7.0%	4.1%			7.0%	4.1%
Gross profit	$54.7	$53.5	$1.2	2.2%	$96.3	$103.5	$(7.2)	(6.9)%
% of revenues	42.8%	50.6%			41.9%	50.0%
Sales and marketing	$21.3	$18.8	$2.5	12.9%	$42.6	$37.4	$5.2	13.8%
% of revenues	16.6%	17.8%			18.5%	18.1%
Software development	$14.3	$9.6	$4.7	49.4%	$27.3	$18.3	$9.0	49.7%
% of revenues	11.2%	9.1%			11.9%	8.8%
General and administrative	$13.6	$14.4	$(0.8)	-6.0%	$25.5	$29.8	$(4.3)	(14.5)%
% of revenues	10.6%	13.6%			11.1%	14.4%
In-process research and development	$—	$—	$—	0.0%	$0.2	$—	$0.2	100.0%
% of revenues	0.0%	0.0%			0.1%	0.0%
Restructuring charge	$0.1	$—	$0.1	100.0%	$4.2	$0.2	$4.0	1787.8%
% of revenues	0.1%	0.0%			1.8%	0.1%
Interest expense	$4.4	$2.7	$1.7	59.7%	$7.3	$4.9	$2.4	49.4%
% of revenues	3.4%	2.6%			3.2%	2.3%
Gain on sale of non-strategic asset	$—	$—	$—	0.0%	$—	$1.6	$(1.6)	-100.0%
% of revenues	0.0%	0.0%			0.0%	0.8%
Interest and other income, net	$1.0	$2.0	$(1.0)	(51.7)%	$1.8	$2.6	$(0.8)	(29.6)%
% of revenues	0.8%	1.9%			0.8%	1.3%
Provision for income taxes	$0.8	$3.7	$(2.9)	(78.2)%	$(3.3)	$6.3	$(9.6)	(151.7)%
Effective tax rate	37.8%	37.2%			36.9%	37.2%
Net income	$1.3	$6.3	$(5.0)	(78.8)%	$(5.7)	$10.7	$(16.4)	(152.7)%
% of revenues	1.0%	6.0%			(2.5)%	5.2%

Revenue

The decrease in license revenues for the three and six months ended June 30, 2008, compared to the same period in 2007, is due primarily to lengthening sales cycles and some deals that were expected to close in the second quarter of 2008 and slipped into the third quarter of 2008. In addition, customers are implementing projects on a staged basis where they purchase and roll out smaller parts of their total solution. The decreases were partially offset by additional license revenues due to the acquisition of NSB. License revenues for the three months ended June 30, 2008, included four sales greater than $0.5 million, of which one was greater than $1.0 million. License revenues for the three months ended June 30, 2007, included one deal greater than $0.5 million, which was not greater than $1.0 million. License revenues for the six months ended June 30, 2008, included six sales greater than $0.5 million, of which one was greater than $1.0 million. License revenues for the six months ended June 30, 2007, included four deals greater than $0.5 million, of which one was greater than $1.0 million. The one sale greater than $1.0 million in 2007 was related to the sale of a non-strategic asset (see “Sale of Non-Strategic Asset”).

Consulting revenues increased for the three months ended June 30, 2008, compared to the same period in 2007, due primarily to additional consulting revenues from the acquisition of NSB. Consulting revenues increased for the six months ended June 30, 2008, compared to the same period in 2007, due the acquisition of NSB offset by decreased consulting revenue due to a significant international engagement in the prior period with no similar engagement in the current period. Consulting revenues were also negatively impacted by a strategic consulting deal with a large customer that required the Company to allocate significant consulting resources to this project with little additional associated revenues to date.

The increase in maintenance revenues for the three and six months ended June 30, 2008, compared to the same periods in 2007, is due primarily to the acquisition of NSB, which contributed maintenance revenues during the quarter, as well as continued high renewal rates in the Company’s customer base, continuing license sales in prior periods and related maintenance contracts sold with new licenses and an increase in existing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the three and six months ended June 30, 2008, as compared to the same period in 2007, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenue was $43.1 million and $40.4 million for the three months ended June 30, 2008 and 2007, representing 33.7% and 38.2%, respectively, of total revenues. International revenues were $79.4 million and $82.4 million for the six months ended June 30, 2008 and 2007, representing 34.5% and 39.8%, respectively, of total revenues. The increase in international revenue in absolute dollars for the three months ended June 30, 2008 compared to the same period in 2007 is primarily due to the acquisition of PA as well as continued high renewal rates on international maintenance revenues. The decrease in international revenues as a percentage of revenues was primarily due to the addition of NSB revenue which is primarily earned in the United States. The decrease in international revenues for the six months ended June 30, 2008 compared to the same period in 2007 in both absolute dollars and as a percentage of total revenues is primarily due to the greater than $1.0 million sale that occurred in the first quarter 2007, see sale of a non-strategic asset below, with no similar sale in the current period and was also impacted by the addition of NSB revenues which are primarily earned in the United States. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended June 30, 2008 being reported $2.9 million, or 2.8%, higher than these revenues would have been if they had been translated at 2007 foreign currency exchange rates. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the six months ended June 30, 2008 being reported $5.2 million, or 2.5%, higher than these revenues would have been if they had been translated at 2007 foreign currency exchange rates.

Cost of Revenues and Gross Margins

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three months ended June 30, 2008, compared to the same period in 2007, gross profit of license revenue decreased as costs increased due primarily to a higher mix of third party software sales. For the six months ended June 30, 2008, compared to the same period in 2007, gross profit of license revenue was relatively flat.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs increased in absolute dollars and as a percentage of revenue during the three and six months ended June 30, 2008, compared to the same periods in 2007, due primarily to the acquisition of NSB. Consulting services margins increased for the three months ended June 30, 2008, compared to the same period in 2007, due to increasing the utilization rates of consultants. Consulting services margins decreased for the six months ended June 30, 2008, compared to the same period in 2007, due in part to a strategic consulting contract with a large customer for which the Company adjusted cost estimates and recorded future estimated losses. In addition, consulting services margins were negatively impacted in the first quarter of 2008 due to lower than expected utilization rates related to the integration of NSB and the significant hiring the Company has done in lower cost geographies over the past several quarters, which has required more training to bring these consultants up to fully billable rates.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products, as well as salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three and six months ended June 30, 2008, compared to the same periods of 2007, cost of maintenance revenues increased in absolute dollars due primarily to the acquisition of NSB. Maintenance gross profit decreased during the three and six months ended June 30, 2008, compared to the same periods in 2007, due to the addition of NSB maintenance revenue, which has lower gross margins.

Cost of hardware and other revenue increased in absolute dollars in the three and six months ended June 30, 2008 compared to the same periods in 2007, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended June 30, 2008 and 2007, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $8.9 million and $4.3 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $16.0 million and $8.5 million, respectively. The increase in amortization expense for the three and six months ended June 30, 2008, as compared to the same periods in 2007 is due to the additional amortization expense related to the NSB acquisition. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2015. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. These costs increased in absolute dollars, but decreased as a percentage of revenue, for the three months ended June 30, 2008, compared to the same period in 2007. The decrease as a percentage of revenue is due to the increased revenues. These costs increased in both absolute dollars and as a percentage of revenue for the six months ended June 30, 2008, compared to the same period in 2007. The increase in absolute dollars for the three and six months is due to increased headcount of approximately 10%, related primarily to the NSB acquisition.

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

Software development expenses increased in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2008, compared to the same periods in 2007. The increase in these costs is due primarily to an increase in headcount of 47% due to increased hiring and the acquisition of NSB, as well as to additional investment the Company is making in software development ahead of the launch of Epicor 9.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses decreased in total dollars and as a percentage of total revenues during the three and six months ended June 30, 2008, compared to the same periods in 2007. This decrease is primarily attributable to reductions in provision for doubtful accounts and personnel related costs, including stock-based compensation expense, associated with changes in senior management within the Company, partially offset by an increase in costs from the acquisition of NSB.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted and restricted stock issued by the Company. For the three months ended June 30, 2008 and 2007, stock-based compensation expense was $1.9 million and $3.3 million, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was $4.4 million and $6.7 million, respectively.

At June 30, 2008, there was approximately $10.6 million and $5.5 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $1.1 million and $2.9 million for the three and six months ended June 30, 2008, respectively.

At June 30, 2008, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of consulting revenues	$107,000	$355,000	$358,000	$725,000
Cost of maintenance revenues	100,000	138,000	211,000	292,000
Sales and marketing	725,000	1,148,000	1,601,000	2,247,000
Software development	171,000	216,000	372,000	479,000
General and administrative	804,000	1,443,000	1,853,000	2,951,000

Total stock-based compensation expense	$1,907,000	$3,300,000	$4,395,000	$6,694,000

In-Process Research and Development

Included in the Company’s operating results for the six months ended June 30, 2008 is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expense arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Restructuring

For the three and six months ended June 30, 2008, the Company recorded restructuring charges of $0.1 million and $4.2 million, respectively. This charge is related to management severance and cost reductions from the elimination of redundancies as a result of the NSB acquisition in the Company’s retail business.

Interest Expense

Interest expense increased for the three and six months ended June 30, 2008, as compared to the same periods in 2007 due to increased interest on additional debt incurred in February for the acquisition of NSB as well as interest on the Company’s convertible senior notes issued in May of 2007.

Sale of Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well. This consideration, less the carrying amounts of $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1.6 million which is included in “gain on sale of non-strategic asset” in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license” in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2007.

Interest Income and Other, Net

Interest income and other, net, decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, due primarily to an decrease in interest earned on the Company’s cash balances. The Company had a large cash balance in the prior year due to cash received from the debt offering which occurred in May of 2007. The Company used this cash, as well as cash from a new credit facility to purchase NSB in February of 2008, resulting in a decrease of interest income. In addition to the decrease in interest income, the Company realized a foreign currency loss in the first quarter of 2008 resulting from the Company’s British pound sterling call option contracts related to the NSB acquisition, which were settled for a loss of $1.6 million. This loss was offset by foreign currency gains of $0.9 million primarily due to the Company’s intercompany translation.

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

The Company recorded a provision for income taxes of $0.8 million and a provision for income taxes of $3.7 million for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rates were 37.8% and 37.2% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the six months ended June 30, 2008 (in millions):

June 30, 2008
Cash and cash equivalents	$132.4
Working capital	78.7
Net cash provided by operating activities	34.8
Net cash (used in) investing activities	(128.4)
Net cash provided by financing activities	150.5
Long-term debt, less current portion	380.1

As of June 30, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $132.4 million and unused borrowing capacity of approximately $90 million under its senior revolving credit facility. The Company’s operations provided $34.8 million in cash during the six months ended June 30, 2008. As of June 30, 2008, the Company had $12.2 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $169.1 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 25% of the related revenues.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. Through June 30, 2008, the Company repurchased 162,000 shares of its common stock at a weighted average price of $8.03 per share under this program.

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

On or after May 15, 2014, the Company may from time to time at its option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. On each of May 15, 2014, May 15, 2017 and May 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

The Company’s days sales outstanding (DSO) for the last six quarters are set forth in the following tables:

Quarter Ended:	2007
March 31	68
June 30	71
September 30	75
December 31	76

Quarter Ended:	2008
March 31	91
June 30	66

The increase in DSO’s in the first quarter 2008 was due primarily to the Company having higher accounts receivable balances without related revenues as a result of the NSB acquisition as well as relatively longer payment cycles. The decrease in DSO’s in the second quarter is due primarily to strong cash collections.

The Company’s principal investing activities for the six months ended June 30, 2008, included use of cash designated for acquisition of $161.0 million, acquisitions for $285.2 million, capital expenditures of $5.6 million and proceeds from sale of investments of $1.4 million.

Financing activities for the six months ended June 30, 2008 included $160.0 million in proceeds from long-term debt, $2.8 million in payments on long-term debt, $5.0 million in debt issuance fees and $4.5 million in the purchase of treasury stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $1.6 million.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for term loans in an amount up to $100 million and revolving loans in an amount up to $100 million with an option for the Company to increase the revolving loan commitments and/or the term loan commitments by an aggregate amount up to $50 million pursuant to an accordion feature for a total secured loan facility up to $250 million. In connection with the 2007 credit facility, the Company agreed to certain financial and other covenants. Funds under the 2007 credit facility are available to the Company upon completion of the NSB acquisition (See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements), to pay the fees and expenses incurred in connection with the NSB acquisition, as well as to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition.

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

On March 31, 2008 and on June 30, 2008, the Company made mandatory principal payments of $1.25 million against the term loan from discretionary funds. As of June 30, 2008, the Company had unused borrowing capacity of approximately $90 million under the 2007 credit facility and the weighted average interest rate applicable to outstanding loans under the 2007 credit facility was 5.68%. As of June 30, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, other than its consolidated total leverage ratio. The Company obtained a waiver from its lenders with respect to this covenant on July 23, 2008.

On July 23, 2008, the Company made a voluntary principal payment of $5.0 million against the revolving loan from discretionary funds.

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swap on the balance sheet. The differential to be paid or received on the interest rate swap agreements will be accrued and recognized as an adjustment to interest expense as interest rates change beginning in the third quarter 2008. The interest rate swap agreements commenced effective June 30, 2008 and have an aggregate notional amount of $20 million maturing March 31, 2009 and $30 million maturing September 30, 2009. The effective interest rate for the notional amounts covered by the swap agreements is 5.67%.

As of June 30, 2008, the interest rate swap resulted in a net liability of $31,000 included in accrued liabilities. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized loss in the accumulated other comprehensive income section of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets.

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

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income, net” in the accompanying Condensed Consolidated Statement of Operations. As of June 30, 2008, the Company had no open forward contracts or purchase options. At June 30, 2008, the Company had foreign currency denominated LIBOR borrowings under its 2007 credit facility consisting of $10 million Australian dollars, $2 million Canadian dollars and 2 million Euro.

Off-Balance Sheet Arrangements

On May 8, 2007, the Company closed an offering of convertible senior notes due in 2027. These notes are due in full in 2027 and are convertible into shares of common stock at a conversion price of $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. In accordance with relevant authoritative pronouncements issued by the FASB and its Emerging Issues Task Force (EITF), the

conversion feature of the notes does not qualify for separate accounting from the notes. Accordingly, no separate amounts related to the conversion feature are presented in the consolidated financial statements (see Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements).

Material	Changes in Contractual Obligation

The Company had a material change in significant contractual obligations from December 31, 2007, as a result of the Company’s amendment of its 2007 credit facility and drawing down for the NSB acquisition. As of June 30, 2008, future payments related to the 2007 credit facility, which are included in Current portion of long-term debt and Long-term debt, less current portion on the Company’s Condensed Consolidated Balance Sheet, are as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years	Total
2007 credit facility	$7,500	$30,000	$119,819	$—	$157,319
Related estimated interest payments*	8,808	15,736	8,967	—	33,511

Total contractual obligations	$16,308	$45,736	$128,786	$—	$190,830

*	Based on effective interest rate at June 30, 2008.

Certain Factors That May Affect Future Results

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our acquisitions, we currently have goodwill of $369.6 million and $132.7 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

We have a significant amount of debt following our note offering in 2007 and credit agreement in February 2008.

As of June 30, 2008, we had approximately $230 million of outstanding debt related to our debt offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended by the First Amendment dated February 11, 2008 and the Notice dated February 11, 2008, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

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

The current accounting method for our convertible debt securities is subject to change beginning January 1, 2009.

Under current accounting rules and regulations, for the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement and meeting specified requirements under U.S. generally accepted accounting principles (GAAP) may be accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable to settle the conversion spread being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share until the notes are “in the money,” and we are assumed to issue the number of shares of our common stock to settle the conversion spread.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended June 30, 2008 and 2007, 33.7% and 38.2%, respectively, of total Company revenues were generated by the Company’s international operations. During the six months ended June 30, 2008 and 2007, 34.5% and 39.8%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended June 30, 2008 and 2007, 11% and 16%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the six months ended June 30, 2008 and 2007, 12% and 13%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The results of operations or financial condition of the Company may be negatively impacted by foreign currency fluctuations. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars and through the use of foreign currency denominated loans available under the Company’s credit facility. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to our non-operating income. The Company estimates the volume of sales transactions in various currencies. Our estimates of transaction volumes in these various currencies could be overstated or understated. If these estimates are overstated or understated during periods of currency volatility, the Company may experience material currency gains or losses.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2006 through the second quarter of 2008, quarterly operating results have ranged from a loss of $9.0 million to income of $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2006 through the first quarter of 2008, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $70.2 million at December 31, 2006 to $132.4 million at June 30, 2008. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past year, our days sales outstanding have decreased from 68 as of March 31, 2007 to 66 as of June 30, 2008, due in part to the recent acquisition of NSB. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of June 30, 2008, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds and $157.9 million in debt.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended June 30, 2008, the price of the Company’s common stock ranged from a low of $6.91 to a high of $15.75. For six months ended June 30, 2008, the stock price ranged from a low of $6.91 to a high of $12.62. As of August 1, 2008, the Company had 59,573,711 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At June 30, 2008, the Company had $132.4 million in cash and cash equivalents. Based on the investment interest rate and the balance as of June 30, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.3 million on an annual basis, as well as increase the Company’s net loss and decrease cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the U.S. are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

On April 18, 2008, the Company entered into interest rate swap arrangements that convert our portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The changes in the fair value of the interest rate swaps will be reflected in the carrying value of the interest rate swap on the balance sheet. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change.

Foreign Currency Risk. The Company did not have any foreign currency forward or option contracts open as of June 30, 2008. At June 30, 2008, the Company had foreign currency denominated LIBOR borrowings under its 2007 credit facility consisting of $10 million Australian dollars, $2 million Canadian dollars and 2 million Euro. International revenues represented 33.7% of the Company’s total revenues for the three months ended June 30, 2008, and 28.1% of revenues were denominated in foreign currencies. International revenues represented 34.5% of the Company’s total revenues for the six months ended June 30, 2008, and 28.5% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency gain for the three months ended June 30, 2008 of $121,000. The Company had an unrealized and realized transactional foreign currency loss for the six months ended June 30, 2008 of $569,000. For the three and six months ended June 30, 2008, the transactional gain/loss was primarily due to inter-company revenues and cost of sales and the settlement of the Company’s option contracts. The Company sold the NSB acquisition call options during the first quarter 2008 back to the issuing institutions for $192,000, resulting in net foreign currency loss of $1,610,000. The year-to-date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $1,265,000 for the six months ended June 30, 2008, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

Item 4 – Controls and Procedures:

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings:

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
April 1, 2008 to April 30, 2008	3,048	$7.91		—	$—		N/A
May 1, 2008 to May 31, 2008	4,016	$8.15		161,900	$8.03		N/A
June 1, 2008 to June 30, 2008	—	$—		—	$—		N/A

Total	7,064	$8.05	(1)	161,900	$8.03	(1)

(1)	Represents the weighted average price per share purchased during the quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 27, 2008, the Company held its annual meeting of stockholders. At this meeting 49,126,009 shares of Common Stock were available for voting.

At the meeting, L. George Klaus, Michael Kelly, Thomas F. Kelly, Robert H. Smith and Michael L. Hackworth were elected as directors of the Company by the Common stockholders. With respect to the election of directors, the following nominees received the votes by common stockholders as noted below:

Name	Votes For	Withheld Authority
L. George Klaus	43,200,421	5,925,588
Michael Kelly	45,906,994	3,219,015
Thomas F. Kelly	45,555,473	3,570,536
Michael L. Hackworth	45,997,799	3,128,210
Robert H. Smith	44,180,595	4,945,414

With respect to the proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ended December 31, 2008, 48,309,014 shares of Common Stock voted in favor of this proposal, 791,669 shares of Common Stock voted against, and 25,325 shares of Common Stock abstained from voting.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: August 8, 2008	/s/ Thomas F. Kelly
Thomas F. Kelly
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: August 8, 2008	/s/ Russell C. Clark
Russell C. Clark
Senior Vice President, Finance (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)
2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)
2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)
2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)
2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)
2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)
3.1	Second Restated Certificate of Incorporation of the Company.	(1)
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)
3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(39)
3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(10)
3.6	Specimen Certificate of Common Stock.	(2)
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)
3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)
3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(37)
4.1	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007	(47)
10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)
10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)
10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)
10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)
10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)
10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)
10.10*	1993 Nonqualified Stock Option Plan.	(3)
10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)
10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)
10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)
10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)
10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)
10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)
10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)
10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)
10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(12)
10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(12)
10.47*	1997 Nonqualified Stock Option Plan.	(13)
10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)
10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)
10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)
10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)
10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(17)
10.56	First Amendment to Sublease dated December 1, 1994.	(17)
10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(19)
10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(20)
10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(21)
10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(21)
10.62*	1997 Nonstatutory Stock Plan of Interactive.	(22)
10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)
10.64	1999 Merger Transition Stock Option Plan.	(24)
10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(24)
10.66	Value Added Reseller Agreement with Ardent Software.	(24)
10.67*	1999 Nonstatutory Stock Option Plan.	(25)
10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)
10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)
10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(27)
10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(28)
10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(29)
10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)
10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(38)
10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(38)
10.77*	Management Retention Agreement dated as of December 17, 2001 by and between the Company and L. George Klaus.	(38)
10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(34)
10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)
10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(37)
10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)
10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)
10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(39)
10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(40)
10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(40)
10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)
10.87*	2005 Stock Incentive Plan	(42)
10.88*	Deferred Compensation Plan	(51)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)
10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)
10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)
10.93*	Amended Management Retention Agreement	(48)
10.94	First Amendment to Credit Agreement, dated as of May 1, 2007, among the Company, the lenders party thereto, and KeyBank National Association, as Administrative Agent, Sole Book Manager and Letter of Credit Issuing Lender	(46)
10.95	2007 Stock Incentive Plan	(49)
10.96	Form of Time-based restricted stock agreement	(50)
10.97	Form of Performance-based restricted stock agreement	(50)
10.98	Implementation Agreement between NSB Retail Systems Plc and Epicor Software Corporation, dated December 17, 2007	(52)
10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by Epicor Software Corporation, dated December 17, 2007	(52)
10.100	Credit Agreement dated December 16, 2007 by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent	(53)
10.101	Security and Pledge Agreement dated December 16, 2007 by and between Epicor Software Corporation, the Obligors identified therein and Bank of America, N.A., as Administrative Agent	(53)
10.102	First Amendment dated February 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent	(53)
10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to Credit Agreement dated December 16, 2007	(53)
10.104*	Management Retention Agreement between Epicor and Thomas Kelly, dated February 19, 2008	(54)
10.105*	Letter Agreement between Epicor and Mark Duffell, dated February 19, 2008	(54)
10.106	Second Amendment dated April 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(55)
10.107	2007 Equity Incentive Plan
10.108	Form option agreement for 2007 Plan
31.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.
(2)	Incorporated by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.
(3)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.
(5)	Incorporated by reference to the referenced exhibit to the Company’s Amended Registration Statement on Form 8-A, filed November 21, 2001, Reg. No. 000-20740.

(6)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(7)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8)	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated June 30, 1997.
(9)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(10)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 14, 1997.
(11)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.
(12)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(13)	Incorporated by reference to Exhibit 1 to the Company’s Schedule 13D filed with the SEC on October 23, 1998, as amended.
(14)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, as amended.
(15)	Incorporated by reference to Company’s Registration Statement on Form S-4, Reg. No. 333-67577.
(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.
(17)	Incorporated by reference to the referenced exhibit to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1997.
(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1 (Reg. No. 33-90816).
(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8 (Reg. No. 333-30259).
(22)	Incorporated by reference to the referenced exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 1998.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(27)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(28)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(29)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(30)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.
(31)	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.
(32)	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(33)	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Reg. No. 333-97063.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 23, 2002.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2003.
(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed May 8, 2007.
(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 14, 2007.

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
(49)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 29, 2007.
(50)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 18, 2007.
(51)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 3, 2005.
(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.
(53)	Incorporated by reference to the Company’s Current Report on Form 10-K filed on March 11, 2008.
(54)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.
(55)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2008.