Form 10-Q
period 2008-09-30
EPICOR SOFTWARE CORP
filed 2008-11-07
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 1, 2008, there were 59,910,525 shares of common stock outstanding.

FORM 10-Q INDEX

Part I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,724	$75,158
Short-term investments	—	1,371
Accounts receivable, net of allowance for doubtful accounts	95,363	98,533
Deferred income taxes	8,217	7,060
Inventory, net	10,753	4,539
Prepaid expenses and other current assets	25,181	9,184

Total current assets	235,238	195,845

Property and equipment, net	28,179	14,762
Deferred income taxes	45,773	45,025
Intangible assets, net	122,906	46,524
Goodwill	367,748	169,267
Cash designated for acquisition	—	161,000
Other assets	16,154	12,958

Total assets	$815,998	$645,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,028	$14,640
Accrued compensation and benefits	24,087	27,555
Other accrued expenses	36,222	27,372
Current portion of long-term debt	8,544	145
Current portion of accrued restructuring costs	3,814	614
Current portion of deferred revenue	91,861	70,378

Total current liabilities	190,556	140,704

Long-term debt, less current portion	331,255	230,491
Accrued restructuring costs	5,312	356
Deferred revenue	421	823
Deferred income taxes and other income taxes	20,843	10,082
Other long-term liabilities	2,190	—

Total long-term liabilities	360,021	241,752

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	376,829	366,737
Less: treasury stock at cost	(18,421)	(13,883)
Accumulated other comprehensive income (loss)	(1,168)	61
Accumulated deficit	(91,880)	(90,050)

Total stockholders’ equity	265,421	262,925

Total liabilities and stockholders’ equity	$815,998	$645,381

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License	$22,405	$24,094	$65,266	$71,229
Consulting	41,616	32,752	114,043	99,575
Maintenance	50,126	40,149	144,992	118,902
Hardware and other	21,615	6,105	41,630	20,429

Total revenues	135,762	103,100	365,931	310,135

Cost of revenues	68,180	46,284	186,020	141,340
Amortization of intangible assets	8,513	4,474	24,513	12,959

Total cost of revenues	76,693	50,758	210,533	154,299

Gross profit	59,069	52,342	155,398	155,836

Operating expenses:
Sales and marketing	20,519	18,300	63,149	55,745
Software development	13,561	9,129	40,885	27,379
General and administrative	13,982	12,800	39,490	42,634
In-process research and development	—	—	200	—
Restructuring charges	594	985	4,766	1,207

Total operating expenses	48,656	41,214	148,490	126,965

Income from operations	10,413	11,128	6,908	28,871
Interest expense	(4,519)	(1,808)	(11,770)	(6,660)
Gain on sale of non-strategic asset	—	—	—	1,579
Interest and other income (expense), net	(773)	3,380	1,052	5,973

Income (loss) before income taxes	5,121	12,700	(3,810)	29,763
Provision (benefit) for income taxes	1,295	4,623	(1,980)	10,962

Net income (loss)	$3,826	$8,077	$(1,830)	$18,801

Comprehensive income (loss):
Net income (loss)	$3,826	$8,077	$(1,830)	$18,801
Unrealized foreign currency translation gain (loss)	(3,078)	717	(1,229)	1,507

Comprehensive income (loss)	$748	$8,794	$(3,059)	$20,308

Net income (loss) per share:
Basic	$0.07	$0.14	$(0.03)	$0.33
Diluted	$0.06	$0.14	$(0.03)	$0.32

Weighted average common shares outstanding:
Basic	58,779	57,310	58,377	57,008
Diluted	59,186	58,038	58,377	57,885

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$(1,830)	$18,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,671	17,663
Stock-based compensation expense	6,219	8,219
Provision for doubtful accounts	1,588	3,238
Provision for excess and obsolete inventory	382	—
Restructuring charges	4,766	1,207
Excess tax benefits from share-based payment arrangements	(843)	(1,265)
In-process research and development charge	200	—
Gain on sale of non-strategic asset	—	(1,579)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	17,259	(2,722)
Inventory	(5,400)	(804)
Prepaid expenses and other current assets	(1,458)	156
Other assets	2,166	1,367
Income taxes	(6,482)	2,851
Accounts payable	4,583	(340)
Accrued expenses	(306)	(1,085)
Accrued restructuring costs	(7,438)	(1,111)
Deferred revenue	5,437	(1,614)
Other long-term liabilities	103	—

Net cash provided by operating activities	49,617	42,982

Investing activities
Purchases of property and equipment	(7,830)	(5,464)
Proceeds from sale of non-strategic asset	—	2,500
Cash paid for acquisitions, net of cash designated for acquisition of $161,000 and cash acquired	(124,510)	(16,690)
Sale of short-term investment	1,371	—
Purchase of short-term investment	—	(1,333)

Net cash used in investing activities	(130,969)	(20,987)

Financing activities
Proceeds from long-term debt	160,000	230,000
Principal payments on long-term debt	(49,567)	(99,368)
Debt issuance fees	(5,125)	(8,043)
Proceeds from exercise of stock options	1,591	2,209
Proceeds from employee stock purchase plan	561	678
Excess tax benefits from share-based payment arrangements	843	1,265
Purchase of treasury stock	(4,538)	(2,876)

Net cash provided by financing activities	103,765	123,865

Effect of exchange rate changes on cash	(1,847)	(338)

Net increase in cash and cash equivalents	20,566	145,522
Cash and cash equivalents at beginning of period	75,158	70,178

Cash and cash equivalents at end of period	$95,724	$215,700

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2008. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts at September 30, 2008 and December 31, 2007 of $9,271,000 and $8,008,000, respectively.

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

For the three months ended September 30, 2008 and 2007, options to purchase 1,090,000 and 453,000 shares of common stock, respectively, with weighted average prices of $11.81 and $14.56, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, options to purchase 931,000 and 483,000 shares of common stock, respectively, with weighted average prices of $12.62 and $14.55, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive.

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

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) applicable to common stockholders	$3,826	$8,077	$(1,830)	$18,801

Basic:
Weighted average common shares outstanding	61,185	59,666	60,699	59,376
Weighted average common shares of unvested restricted stock	(2,406)	(2,356)	(2,322)	(2,368)

Shares used in the computation of basic net income (loss) per share	58,779	57,310	58,377	57,008

Net income (loss) per share applicable to common stockholders – basic	$0.07	$0.14	$(0.03)	$0.33

Diluted:
Shares used in the computation of basic net income per share	58,779	57,310	58,377	57,008
Stock options and employee stock purchase plan (ESPP) shares	342	678	—	733
Unvested restricted stock	65	50	—	144

Shares used in the computation of diluted net income per share	59,186	58,038	58,377	57,885

Net income (loss) per share applicable to common stockholders – diluted	$0.06	$0.14	$(0.03)	$0.32

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

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311,845,000, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161,000,000 in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 8). In addition, on February 11, 2008, the Company sold the NSB acquisition British pound sterling call options with a fair value at December 31, 2007 of $1,802,000 back to the issuing institutions for $192,000, resulting in net foreign currency transaction loss of $1,610,000. The loss resulted from depreciation of pounds sterling against the U.S. dollar. The net loss is included in Interest and other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2008.

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	6,044

Total purchase price	$317,889

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

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	11,933
Prepaid and other assets	4,720
Deferred tax assets	2,047

Total tangible assets acquired	71,351
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	198,620
Accounts payable and accrued expenses	(23,275)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(10,915)

Net assets acquired	$317,889

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4,524,000 for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was completed as of September 30, 2008.

Included in the Company’s operating results for the nine months ended September 30, 2008 is a charge of $200,000 for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	Actual	Pro Forma	Pro Forma	Pro Forma
Total revenues	$135,762	$123,743	$371,647	$371,282
Net income (loss)	$3,826	$4,216	$(5,802)	$10,814
Net income (loss) per share:
Basic	$0.07	$0.07	$(0.10)	$0.19

Diluted	$0.06	$0.07	$(0.10)	$0.19

Disposition

Sale of Non-Strategic Asset

During March 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2,500,000 of the total consideration to the sale of these assets. This consideration, less the carrying amounts of $786,000 of goodwill and $113,000 of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1,579,000 which is included in “gain on sale of non-strategic asset” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for nine months ended September 30, 2007. The remaining consideration related to the iScala payroll product license is included in license revenues” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2007.

Note 4.    Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed an impairment review of its recorded goodwill in 2007 and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the nine months ended September 30, 2008 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2007	$51,670	$39,471	$78,126	$169,267
NSB acquisition	88,632	31,158	78,830	198,620
Additional Scala acquisition	207	143	452	802
Foreign currency translation	(211)	(487)	(243)	(941)

Balance as of September 30, 2008	$140,298	$70,285	$157,165	$367,748

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in intangible assets recorded during 2008, including intangible assets recorded as a result of the NSB acquisition and additional change due to foreign currency translation (in thousands):

	NSB	Foreign Currency Translation	Total Change
Acquired technology	$58,700	$(17)	$58,683
Customer base	39,300	(741)	38,559
Trademark	3,500	(2)	3,498
Covenant not to compete	—	(20)	(20)

Total	$101,500	$(780)	$100,720

Intangibles assets are amortized over the estimated economic life of the assets. As of September 30, 2008, the Company has not identified any indicators of impairment associated with intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,406	$70,382	$67,024	$78,723	$54,459	$24,264
Customer base	75,914	25,194	50,720	37,355	18,684	18,671
Trademark	13,798	8,636	5,162	10,300	6,711	3,589
Covenant not to compete	2,170	2,170	—	2,190	2,190	—

Total	$229,288	$106,382	$122,906	$128,568	$82,044	$46,524

Amortization expense of the Company’s intangible assets included in cost of revenues for the three months ended September 30, 2008 and 2007 was $8,513,000 and $4,474,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the three months ended September 30, 2008 and 2007 was $0 and $50,000, respectively. Amortization expense of the Company’s intangible assets included in cost of revenues for the nine months ended September 30, 2008 and 2007 was $24,513,000 and $12,959,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the nine months ended September 30, 2008 and 2007 was $0 and $160,000, respectively. Estimated amortization expense for the remainder of 2008, 2009, 2010, 2011, 2012 and thereafter is approximately $8,470,000, $30,927,000, $27,776,000, $21,477,000, $20,072,000 and $14,184,000, respectively.

Note 5.    Restructuring Charges

For the nine months ended September 30, 2008, the Company recorded restructuring charges of $4,766,000. These charges represents facility charges for vacated buildings, severance costs related to certain personnel and cost reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring activities, the Company terminated 71 employees or approximately 2% of the Company’s workforce at that time from all functional areas. As of September 30, 2008, all of these terminations had been completed.

In connection with the Company’s acquisition of NSB, the Company formulated a restructuring plan for the NSB operations. In connection with this plan, the Company recorded a liability in purchase accounting of $4,524,000 for the separation costs associated with the NSB reduction in workforce. The Company terminated 91 NSB employees, or 17% of the NSB workforce. At September 30, 2008, all of these terminations have been completed.

During the nine months ended September 30, 2008, the Company made $9,306,000 in cash payments, or otherwise settled, against reserves associated with its restructuring activities.

Note 6.    Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of consulting revenues	$63	$157	$421	$882
Cost of maintenance revenues	95	77	306	369
Sales and marketing	620	440	2,220	2,686
Software development	162	144	535	623
General and administrative	884	707	2,737	3,659

Total stock-based compensation expense	$1,824	$1,525	$6,219	$8,219

Net cash proceeds from the exercise of stock options were $22,000 and $592,000 for the three months ended September 30, 2008 and 2007, respectively. Net cash proceeds from the exercise of stock options were $1,591,000 and $2,209,000 for the nine months ended September 30, 2008 and 2007, respectively. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the nine months ended September 30, 2008 and 2007, net cash provided by operating activities decreased by, and financing activities increased by, $843,000 and $1,265,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit related to stock-based compensation for the three months ended September 30, 2008 and 2007 was $857,000 and $452,000, respectively. The tax benefit related to stock-based compensation for the nine months ended September 30, 2008 and 2007 was $2,224,000 and $2,394,000, respectively. No share-based compensation was capitalized for the three or nine months ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008, the Company granted 1,408,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2008 and 2009 performance plan years. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2008 and 2009. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of September 30, 2008, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the quarterly vesting of restricted stock grants and vesting of the performance-based restricted stock, during the three and nine months ended September 30, 2008, the Company acquired 5,100 and 269,605, shares of common stock, respectively, at a value of $36,000 and $3,237,000, respectively.

At September 30, 2008, there was approximately $4,695,000 of total unrecognized compensation expense related to restricted stock, excluding performance-based restricted stock, and $9,979,000 related to performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $900,000 and $3,839,000 for three and nine months ended September 30, 2008.

At September 30, 2008, there was approximately $436,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

The fair value of restricted stock that vested during the three months ended September 30, 2008 and 2007 was $312,000 and $472,000, respectively. The fair value of restricted stock that vested during the nine months ended September 30, 2008 and 2007 was $9,758,000 and $7,047,000, respectively.

The Company did not grant any options during the three months ended September 30, 2008 and 2007, respectively. The Company granted 300,000 and zero options during the nine months ended September 30, 2008 and 2007, respectively. The options were granted to executives of the Company. The weighted-average grant date fair value of options granted in fiscal 2008 was $2.15 per option. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. The grant date fair value of options granted was estimated using the following weighted average assumptions:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Expected life (years)	—	3.0
Risk-free interest rate	—	2.2%
Volatility	—	40.5%
Dividend rate	—	0.0%

There were 392,000 options exercised during the nine months ended September 30, 2008. As of September 30, 2008, there were 1,598,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 4.8 years, $7.89 and $4,065,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock.

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

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-

element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded ratably over the maintenance terms. Fair value for any related consulting services is determined by VSOE of fair value and generally recognized as the services are performed. After any required fair value allocations to the undelivered maintenance and/or consulting services elements, the residual contractual consideration is allocated to the license associated with the software products in the transaction. The Company’s maintenance services VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). VSOE of fair value for consulting services is determined by reference to the price the Company’s customers are required to pay for such services when sold separately, or when sold independent of any of the Company’s other product or service offerings.

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

The Company has recorded unbilled consulting revenues totaling $4,076,000 and $2,810,000 at September 30, 2008 and December 31, 2007, respectively. These unbilled revenues represent consulting services performed during the last few business days of the quarter but not billed until the following month. The Company cuts-off consulting billing prior to the end of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Note 8.    Credit Facility and Debt Offering

Credit Facilities

On March 30, 2006, the Company entered into a credit agreement with several financial institutions (the 2006 credit facility), consisting of a term loan and a revolver. In May 2007, the Company completed a debt offering for $230 million convertible senior notes and used a portion of the proceeds to repay the outstanding balance of the term loan. On May 1, 2007, the credit agreement for the 2006 credit facility was amended to permit this debt offering described below.

Effective December 17, 2007, the Company voluntarily terminated the 2006 credit facility as a result of entering into the 2007 credit facility described below. There were no premiums or penalties incurred by the Company in connection with the termination of the 2006 credit facility and all amounts outstanding under 2006 credit facility were deemed paid in full on the termination date.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for a term loan in an amount up to $100 million and a revolving loan commitment of up to $100 million with an option for the Company to increase the revolving loan commitment and/or the term loan commitment by an aggregate amount of up to $50 million pursuant to an accordion feature for a total secured loan facility of up to $250 million. The Company agreed to certain financial and other covenants in connection with the 2007 credit facility. Funds available under the 2007 credit facility were allowed to be used by the Company to finance its acquisition of NSB (Note 3) and to pay the fees and expenses incurred in connection with the NSB acquisition, and are allowed to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition. The Company may also use a portion of the available borrowing capacity to repurchase outstanding shares of its common stock.

On February 11, 2008, the Company amended the 2007 credit facility to exercise the accordion feature contained in the facility and increase the total credit facility to $250 million, consisting of a $100 million term loan and $150 million revolving loan. On February 19, 2008, the Company borrowed $100 million under the term loan facility and $60 million under the revolving loan facility available under the 2007 credit facility and used the proceeds to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition. Interest under the 2007 credit facility is based, at the option of the Company, on either (i) the base rate, which is defined as a fluctuating rate per annum equal to the higher of the average rate of the overnight federal funds and Administrative Agent’s prime rate as announced from time to time, plus a margin equal to between .50% and 1.75%, depending on the Company’s senior secured leverage ratio as of the fiscal quarter most recently ended or (ii) a floating per annum rate (based upon one, two, three, six or nine-month interest periods) based on BBA LIBOR plus a margin equal to between 1.50% and 2.75%, depending on the Company’s senior secured leverage ratio as of the fiscal quarter most recently ended.

For the nine months ended September 30, 2008, the Company made mandatory principal payments of $1.25 million against the term loan from discretionary funds. During the quarter ended September 30, 2008 the Company made voluntary principal payments of $45.5 million against the revolving facility from discretionary funds. As of September 30, 2008, the Company had unused borrowing capacity of approximately $137 million under the 2007 credit facility and the weighted average interest rate applicable to outstanding loans under the 2007 credit facility was 6.32%. As of September 30, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility. The credit facility is subject to interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 9).

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

As of September 30, 2008, the interest rate swap resulted in a net asset of $65,000 included in prepaid expenses and other current assets. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain in the accumulated other comprehensive income section of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet.

Interest rate differentials paid or received under this agreement will be recognized as adjustments to interest expense. The Company does not hold or issue interest rate swap agreements for trading purposes. In the event that a counter-party fails to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential. The Company manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound. The Company considers the risk of non-performance to be remote. On January 1, 2008, the company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. The adoption had an immaterial impact on the consolidated financial statements. SFAS 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 - unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial assets as of September 30, 2008 measured at fair value on a recurring basis:

	Fair value measurements using
	Level 1	Level 2	Level 3
Interest rate swap asset	$—	$65	$—

Note 10.    Provision for Income Taxes

The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. At September 30, 2008, the Company had $21.6 million of gross unrecognized tax benefits, of which $2.7 million would reduce the effective tax rate if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company has approximately $307,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1994 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in various locations including Canada and United Kingdom. The Company does not believe the amount of unrecognized tax benefits as of September 30, 2008 will significantly increase or decrease within 12 months.

The Company is currently in negotiations with the Canada Revenue Agency to settle the examination for years 2002 and 2003. The Company expects a favorable settlement and anticipates effectively settling the uncertain tax position in the near term. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of September 30, 2008. The Company is also currently finalizing voluntary disclosure agreements with various states for which unrecognized tax benefits have been recorded. The Company does not believe the amount settled will differ from the unrecognized tax benefit as of September 30, 2008. The unrecognized tax benefits relating to the Canadian examination and to the state tax positions would reduce the effective tax rate if recognized.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $1,295,000 and $4,623,000 for the three months ended September 30, 2008 and 2007, respectively. The Company recorded a benefit for income taxes of $1,980,000 and a provision for income taxes of $10,962,000 for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rates were 25.3% and 36.4% for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rates were 52.0% and 36.8% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. The effective tax rate for the three months and nine months ended September 30, 2008 differed from previous quarters due to updates to full-year income estimates.

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

The Company’s reportable operating segments include licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended September 30, 2008 and 2007 of $8,513,000 and $4,474,000, respectively, and for the nine months ended September 30, 2008 and 2007 of $24,513,000 and $12,959,000, respectively.

Operating segment data for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended September 30, 2008:
Revenues	$22,405	$41,616	$50,126	$21,615	$135,762
Cost of revenues	4,310	32,597	12,537	18,736	68,180

Gross profit	$18,095	$9,019	$37,589	$2,879	$67,582

Three months ended September 30, 2007:
Revenues	$24,094	$32,752	$40,149	$6,105	$103,100
Cost of revenues	5,568	26,899	8,608	5,209	46,284

Gross profit	$18,526	$5,853	$31,541	$896	$56,816

Nine months ended September 30, 2008:
Revenues	$65,266	$114,043	$144,992	$41,630	$365,931
Cost of revenues	13,654	97,337	37,343	37,686	186,020

Gross profit	$51,612	$16,706	$107,649	$3,944	$179,911

Nine months ended September 30, 2007:
Revenues	$71,229	$99,575	$118,902	$20,429	$310,135
Cost of revenues	15,551	81,804	26,101	17,884	141,340

Gross profit	$55,678	$17,771	$92,801	$2,545	$168,795

Note 12.    Commitments and Contingencies

Litigation

On October 17, 2008, a purported class action complaint was filed against Epicor and members of its Board of Directors in Superior Court for Orange County, California, entitled Tola v. Epicor Software at al., Case No. 30-2008-00214327-CU-SL-CXC. On October 30, 2008, plaintiff filed an amended complaint. The amended complaint, brought as a purported class action on behalf of a class of Epicor stockholders, alleges that the Board of Directors breached its fiduciary duties by rejecting and failing properly to consider Elliott’s proposal to acquire all of Epicor’s outstanding shares of Common Stock, by failing properly to consider other strategic alternatives that may be available to the Company, by failing to maximize shareholder value, and by making misleading disclosures and failing to disclose material information in its Schedule 14D-9. The amended complaint also alleges that the Board of Directors has breached its fiduciary duty by implementing measures that act as a barrier to Elliott’s proposal or to other possible proposals for acquisition of the Company. The complaint seeks declaratory relief and injunctive relief requiring the Board of Directors to act in accordance with its fiduciary duties. The Company believes that the claims lack merit and will vigorously defend such actions.

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

The net periodic benefit cost of the Company’s defined benefit pension plan included the following components (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Interest cost on projected benefit obligation	$119	$304
Expected return on plan assets	(83)	(213)

Net periodic benefit cost	$36	$91

During the three and nine months ended September 30, 2008, contributions of approximately $75,000 and $200,000, respectively, were made to the Company’s defined benefit pension plan. The Company expects to contribute approximately $75,000 for the remainder of the year to its defined benefit pension plan.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations.

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

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (revised 2007) (SFAS 141-R), which provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for acquisitions in fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not expect the adoption to have an impact on its financial position and results of operations.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements - Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 39 to 48. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The Company designs, develops, markets and supports computer software applications, which assist mid-sized companies, as well as the divisions and subsidiaries of larger corporations in the planning, management and operation of their businesses. The Company is focused on the mid-market, which generally includes companies or divisions with annual revenues between $10 million and $1 billion. The Company’s software products and related consulting and support services are designed to help these companies automate key aspects of their business operations, processes and procedures – from customer relations, ordering, purchasing and planning, to production, distribution, accounting and financial reporting. By automating these processes, companies may gain faster access to more accurate information, which can improve operating efficiency, reduce cost and allow companies to be more responsive to their customers, ultimately leading to increased revenues. The Company also offers support, consulting and education services in support of its customers’ use of its software products. The Company’s products and services are sold worldwide by its direct sales force and an authorized network of value added resellers (VARs), distributors and authorized consultants.

Total revenues for the three months ended September 30, 2008, increased 31.7% to $135.8 million, compared to $103.1 million for the three months ended September 30, 2007. This included total revenue from the NSB acquisition of $21.6 million, of which $3.4 million was related to hardware. Net license revenue decreased by 7.0% to $22.4 million for the three months ended September 30, 2008, when compared to net license revenue of $24.1 million for the three months ended September 30, 2007. Consulting revenue was $41.6 million for the three months ended September 30, 2008, an increase of 27.1% compared to consulting revenue of $32.8 million for the three months ended September 30, 2007. Maintenance revenue for the three months ended September 30, 2008 was $50.1 million, an increase of 24.8% compared to maintenance revenue of $40.1 million for the three months ended September 30, 2007. Hardware and other revenue for the three months ended September 30, 2008 was $21.6 million, an increase of 254.1% compared to hardware and other revenue of $6.1 million for the three months ended September 30, 2007. See discussion in Results of Operations for more detailed information.

Total revenues for the nine months ended September 30, 2008, increased 18% to $365.9 million, compared to $310.1 million for the nine months ended September 30, 2007. This included total revenue from the NSB acquisition of $48.8 million, of which $5.5 million was related to hardware and other. Net license revenue decreased by 8.4% to $65.3 million for the nine months ended September 30, 2008, compared to $71.2 million for the nine months ended September 30, 2007. Consulting revenue was $114.0 million for the nine months ended September 30, 2008, an increase of 14.5% compared to consulting revenues of $99.6 million for the nine months ended September 30, 2007. Maintenance revenue for the nine months ended September 30, 2008 was $145.0 million, an increase of 21.9% compared to maintenance revenues of $118.9 million for the nine months ended September 30, 2007. Hardware and other revenue for the nine months ended September 30, 2008 was $41.6 million, an increase of 103.8% compared to hardware and other revenue of $20.4 million for the nine months ended September 30, 2007. See discussion in Results of Operations for more detailed information.

Overall gross margin was 43.5% for the three months ended September 30, 2008, compared to 50.8% during the same period in 2007, down primarily due to higher amortization related to the NSB intangible assets, as well as the addition of NSB maintenance revenues, which have relatively lower gross margins than the Company has historically reported. Overall gross margin was 42.5% for the nine months ended September 30, 2008, compared to 50.2% during the same period in 2007, down primarily due to lower consulting margins, the higher amortization related to the NSB acquisition, as well as the addition of NSB maintenance revenues, which have relatively lower gross margins than the Company has historically achieved.

Cash flows from operations were $49.6 million during the nine months ended September 30, 2008, compared to 2007 cash flows from operations of $43.0 million. The increase in operating cash flows is primarily due to an increase in cash collections from accounts receivable, compared to the same period in 2007, as well as additional cash flow from the acquisition of NSB.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes-off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at September 30, 2008. Receivables from customers are generally unsecured.

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

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311.8 million, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161.0 million in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements). In addition, on February 11, 2008, the Company sold the NSB acquisition British pound sterling call options with a fair value at December 31, 2007 of $1.8 million back to the issuing institutions for $0.2 million, resulting in net foreign currency transaction loss of $1.6 million. The loss resulted from depreciation of pounds sterling against the U.S. dollar. The net loss is included in Interest and other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2008.

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	6,044

Total purchase price	$317,889

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The purchase price allocation and transaction costs are preliminary and will be adjusted upon completion of the final valuation of acquired assets and liabilities assumed, including deferred income tax assets and liabilities. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of goodwill and intangibles acquired.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and marketable securities	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	11,933
Prepaid and other assets	4,720
Deferred tax assets	2,047

Total tangible assets acquired	71,351
Acquired technology	58,700

Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	198,620
Accounts payable and accrued expenses	(23,275)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(10,915)

Net assets acquired	$317,889

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4.5 million for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was completed as of September 30, 2008.

Included in the Company’s operating results for the nine months ended September 30, 2008 is a charge of $0.2 million for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

Restructuring Charges

Through the first nine months of 2008, the Company recorded restructuring charges of $4.8 million. This charge represents facility charges for vacated buildings and severance costs related to management severance and cost reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring costs, the Company terminated 71 employees or approximately 2% of the Company’s workforce at that time from all functional areas. As of September 30, 2008, all of these terminations had been completed.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
	2008	2007	$	%	2008	2007	$	%
Revenues
License	$22.4	$24.1	$(1.7)	(7.0)%	$65.3	$71.2	$(5.9)	(8.4)%
Consulting	41.6	32.8	8.8	27.1%	114.0	99.6	14.4	14.5%
Maintenance	50.1	40.1	10.0	24.8%	145.0	118.9	26.1	21.9%
Hardware and other	21.6	6.1	15.5	254.1%	41.6	20.4	21.2	103.8%

Total revenues	135.7	103.1	32.6	31.7%	365.9	310.1	55.8	18.0%

Gross profit %
License	80.8%	76.9%			79.1%	78.2%
Consulting	21.7%	17.9%			14.6%	17.8%
Maintenance	75.0%	78.6%			74.2%	78.0%
Hardware and other	13.3%	14.7%			9.5%	12.5%

Amortization of intangible assets	$8.5	$4.5	$4.0	90.3%	$24.5	$13.0	$11.5	89.2%
% of total revenues	6.3%	4.3%			6.7%	4.2%

Gross profit	$59.1	$52.3	$6.8	12.9%	$155.4	$155.8	$(0.4)	(0.3)%
% of revenues	43.5%	50.8%			42.5%	50.2%

Sales and marketing	$20.5	$18.3	$2.2	12.1%	$63.1	$55.7	$7.4	13.3%
% of revenues	15.1%	17.7%			17.3%	18.0%

Software development	$13.6	$9.1	$4.5	48.5%	$40.9	$27.4	$13.5	49.3%
% of revenues	10.0%	8.9%			11.2%	8.8%

General and administrative	$14.0	$12.8	$1.2	9.2%	$39.5	$42.6	$(3.1)	(7.4)%
% of revenues	10.3%	12.4%			10.8%	13.7%

In-process research and development	$—	$—	$—	0.0%	$0.2	$—	$0.2	100.0%
% of revenues	0.0%	0.0%			0.1%	0.0%

Restructuring charge	$0.6	$1.0	$(0.4)	(39.7)%	$4.8	$1.2	$3.6	294.9%
% of revenues	0.4%	1.0%			1.3%	0.4%

Interest expense	$4.5	$1.8	$2.7	149.9%	$11.8	$6.7	$5.1	76.7%
% of revenues	3.3%	1.8%			3.2%	2.1%

Gain on sale of non-strategic asset	$—	$—	$—	0.0%	$—	$1.6	$(1.6)	(100.0)%
% of revenues	0.0%	0.0%			0.0%	0.5%

Interest and other income (expense), net	$(0.8)	$3.4	$(4.2)	(122.9)%	$1.1	$6.0	$(4.9)	(82.4)%
% of revenues	(0.6)%	3.3%			0.3%	1.9%

Provision for income taxes	$1.3	$4.6	$(3.3)	(72.0)%	$(2.0)	$11.0	$(13.0)	(118.1)%
Effective tax rate	25.3%	36.4%			52.0%	36.8%

Net income	$3.8	$8.0	$(4.2)	(52.6)%	$(1.8)	$18.8	$(20.6)	(109.7)%
% of revenues	2.8%	7.8%			(0.5)%	6.1%

Revenue

The decrease in license revenues for the three and nine months ended September 30, 2008, compared to the same period in 2007, is due primarily to lengthening sales cycles and continual downturn of the overall economic environment. Due to the volatility surrounding the financial markets and the uncertainty regarding the state of the economy, some customers were reluctant to sign new deals near the end of the third quarter, and many retailers continue to implement projects on a staged basis where they purchase and roll out smaller parts of their total solution. The decrease in license revenue was partially offset by additional license revenues due to the acquisition of NSB. License revenues for the three months ended September 30, 2008, included three sales greater than $0.5 million, none of which were greater than $1.0 million. License revenues for the three months ended September 30, 2007, included two deals greater than $0.5 million, none of which were greater than $1.0 million. License revenues for the nine months ended September 30, 2008, included nine sales greater than $0.5 million, of which one was greater than $1.0 million. License revenues for the nine months ended September 30, 2007, included six deals greater than $0.5 million, of which one was greater than $1.0 million. The one sale greater than $1.0 million in 2007 was related to the sale of a non-strategic asset (see “Sale of Non-Strategic Asset”).

Consulting revenues increased for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to additional consulting revenues from the acquisition of NSB, as well as additional consulting revenue from increased system migrations. Consulting revenues increased for the nine months ended September 30, 2008, compared to the same period in 2007, due to the acquisition of NSB and an increase in international managed services, which is a newly provided service, offset by decreased consulting revenue due to a significant international engagement in the prior period with no similar engagement in the current period. Consulting revenues were also negatively impacted by a strategic consulting deal with a large customer that required the Company to allocate significant consulting resources to this project with little additional associated revenues to date.

The increase in maintenance revenues for the three and nine months ended September 30, 2008, compared to the same periods in 2007, is due primarily to the acquisition of NSB, which contributed maintenance revenues during the quarter, as well as continued high renewal rates in the Company’s customer base, continuing license sales in prior periods and related maintenance contracts sold with new licenses, and an increase in existing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the three and nine months ended September 30, 2008, as compared to the same period in 2007, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenue was $41.5 million and $40.0 million for the three months ended September 30, 2008 and 2007, representing 30.6% and 38.8%, respectively, of total revenues. International revenues were $120.9 million and $122.4 million for the nine months ended September 30, 2008 and 2007, representing 33.0% and 39.5%, respectively, of total revenues. The increase in international revenue in absolute dollars for the three months ended September 30, 2008 compared to the same period in 2007 is primarily due to continued high renewal rates on international maintenance revenues. The decrease in international revenues as a percentage of total revenues was primarily due to the acquisition of NSB whose customers are primarily in the United States. The decrease in international revenues for the nine months ended September 30, 2008 compared to the same period in 2007 in both absolute dollars and as a percentage of total revenues is primarily due to the greater than $1.0 million sale that occurred in the first quarter 2007, see sale of a non-strategic asset below, with no similar sale in the current period and was also impacted by significant consulting engagement in the prior year with no similar engagement in the current period. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended September 30, 2008 being reported $1.5 million, or 1.4% of total revenue, higher than these revenues would have been if they had been translated at 2007 foreign currency exchange rates. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the nine months ended September 30, 2008 being reported $7.4 million, or 2.4% of total revenue, higher than these revenues would have been if they had been translated at 2007 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three months ended September 30, 2008, compared to the same period in 2007, gross profit of license revenue increased as costs decreased due primarily to a lower mix of third party software sales. For the nine months ended September 30, 2008, compared to the same period in 2007, gross profit of license revenue increased as costs decreased due primarily to a lower mix of third party software sales.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs increased in absolute dollars but decreased as a percentage of revenue during the three months ended September 30, 2008, compared to the same periods in 2007, due primarily to the acquisition of NSB. Consulting services margins increased for the three months ended September 30, 2008, compared to the same period in 2007, due to increased consultant utilization rates. Consulting services margins decreased for the nine months ended September 30, 2008, compared to the same period in 2007, due in part to a strategic consulting contract with a large customer for which the Company adjusted cost estimates and recorded future estimated losses. In addition, consulting services margins were negatively impacted in the first quarter of 2008 due to lower than expected utilization rates related to the integration of NSB and the significant hiring the Company has done in lower cost geographies over the past several quarters, which has required more training to bring these consultants up to fully billable rates.

Cost of maintenance revenues consists primarily of maintenance royalties on third-party software incorporated into the Company’s products, as well as salaries, benefits and other headcount-related expenses for the Company’s support organization. For the three and nine months ended September 30, 2008, compared to the same periods of 2007, cost of maintenance revenues increased in absolute dollars due primarily to the acquisition of NSB. Maintenance gross profit decreased during the three and nine months ended September 30, 2008, compared to the same periods in 2007, due to the addition of NSB maintenance revenue, which has lower gross margins.

Cost of hardware and other revenue increased in absolute dollars in the three and nine months ended September 30, 2008 compared to the same periods in 2007, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended September 30, 2008 and 2007, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $8.5 million and $4.5 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $24.5 million and $13.0 million, respectively. The increase in amortization expense for the three and nine months ended September 30, 2008, as compared to the same periods in 2007 is due to the additional amortization expense related to the NSB acquisition, offset by intangible assets that became fully amortized during the period. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2015. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. These costs increased in absolute dollars, but decreased as a percentage of revenue, for the three and nine months ended September 30, 2008, compared to the same period in 2007. The decrease as a percentage of revenue is due to the increased revenues, as well as a continued focus on expense management. The increase in absolute dollars is due to increased headcount of approximately 18%, related primarily to the NSB acquisition.

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

Software development expenses increased in absolute dollars and as a percentage of revenue for the three and nine months ended September 30, 2008, compared to the same periods in 2007. The increase in these costs is due primarily to an increase in headcount of 44% due to increased hiring and the acquisition of NSB, as well as to additional investment the Company is making in software development ahead of the launch of Epicor 9.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses increased in total dollars and decreased as a percentage of total revenues during the three months ended September 30, 2008, compared to the same periods in 2007. The increase in expenses is due primarily to increased headcount related primarily to the NSB acquisition, while the decrease as a percentage of revenue is primarily due to higher revenues and a continued focus on expense management. General and administrative expenses decreased in total dollars and as a percentage of total revenues during the nine months ended September 30, 2008, compared to the same periods in 2007. This decrease is primarily attributable to reductions in provision for doubtful accounts and personnel related costs, including stock-based compensation expense, associated with changes in senior management within the Company, partially offset by an increase in costs from the acquisition of NSB, as well as a continued focus on expense management.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted and restricted stock issued by the Company. For the three months ended September 30, 2008 and 2007, stock-based compensation expense was $1.8 million and $1.5 million, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was $6.2 million and $8.2 million, respectively.

At September 30, 2008, there was approximately $10.0 million and $4.7 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to these grants of $0.9 million and $3.8 million for the three and nine months ended September 30, 2008, respectively.

At September 30, 2008, there was approximately $0.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of consulting revenues	$63	$157	$421	$882
Cost of maintenance revenues	95	77	306	369
Sales and marketing	620	440	2,220	2,686
Software development	162	144	535	623
General and administrative	884	707	2,737	3,659

Total stock-based compensation expense	$1,824	$1,525	$6,219	$8,219

In-Process Research and Development

Included in the Company’s operating results for the nine months ended September 30, 2008 is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expense arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Restructuring

For the three and nine months ended September 30, 2008, the Company recorded restructuring charges of $0.6 million and $4.8 million, respectively. This charge is related to management severance and cost reductions primarily from the elimination of redundancies as a result of the NSB acquisition in the Company’s retail business as well as facility charges for vacated buildings.

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007 due to increased interest on additional debt incurred in February for the acquisition of NSB as well as interest on the Company’s convertible senior notes issued in May of 2007.

Sale of Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well. This consideration, less the carrying amounts of $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1.6 million which is included in “gain on sale of non-strategic asset” in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2007. The remaining consideration related to the iScala payroll product license is included in “license” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due primarily to a decrease in interest earned on the Company’s cash balances. The Company had a large cash balance in the prior year due to cash received from the debt offering which occurred in May of 2007. The Company used this cash, as well as cash from a new credit facility to purchase NSB in February of 2008, resulting in a decrease of interest income. In addition to the decrease in interest income, the Company realized a foreign currency loss in the first quarter of 2008 resulting from the Company’s British pound sterling call option contracts related to the NSB acquisition, which were settled for a loss of $1.6 million. The Company had foreign currency losses, excluding the loss on the call option contract for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, of $2.1 million and $0.2 million, respectively, primarily due to the Company’s intercompany translation.

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

The Company recorded a provision for income taxes of $1.3 million and a provision for income taxes of $4.6 million for the three months ended September 30, 2008 and 2007, respectively. The Company recorded a benefit for income taxes of $2.0 million and a provision for income taxes of $11.0 million for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rates were 25.3% and 36.4% for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rates were 52.0% and 36.8% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income. Future releases of the valuation allowance related to these assets will be accounted for as a reduction of goodwill rather than a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the nine months ended September 30, 2008 (in millions):

September 30, 2008
Cash and cash equivalents	$95.7
Working capital	44.7
Net cash provided by operating activities	49.6
Net cash (used in) investing activities	(131.0)
Net cash provided by financing activities	103.8
Long-term debt, less current portion	331.3

As of September 30, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $95.7 million and unused borrowing capacity of approximately $137 million under its senior revolving credit facility. The Company’s operations provided $49.6 million in cash during the nine months ended September 30, 2008. As of September 30, 2008, the Company had $9.1 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. The Company’s working capital excluding deferred revenue is $136.5 million. The Company believes this is a relevant measurement of working capital as deferred revenue is an obligation for services not cash. The cost of providing these services is generally fixed in nature and ranges from 21% to 25% of the related revenues.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. Through September 30, 2008, the Company repurchased 162,000 shares of its common stock at a weighted average price of $8.03 per share under this program.

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

The Company’s days sales outstanding (DSO) for the last seven quarters are set forth in the following tables:

Quarter Ended:	2007
March 31	68
June 30	71
September 30	75
December 31	76

Quarter Ended:	2008
March 31	91
June 30 September 30	66 65

The increase in DSO’s in the first quarter 2008 was due primarily to the Company having higher accounts receivable balances without related revenues as a result of the NSB acquisition as well as relatively longer payment cycles. The decrease in DSO’s in the second and third quarter is due primarily to relatively shorter payment cycles and higher cash collections.

The Company’s principal investing activities for the nine months ended September 30, 2008, included use of cash designated for acquisition of $161.0 million, acquisitions for $285.5 million, capital expenditures of $7.8 million and proceeds from sale of investments of $1.4 million.

Financing activities for the nine months ended September 30, 2008 included $160.0 million in proceeds from long-term debt, $49.6 million in payments on long-term debt, $5.1 million in debt issuance fees and $4.5 million in the purchase of treasury stock. The Company repurchases a portion of the vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $2.2 million.

On December 16, 2007, the Company entered into a credit agreement with several financial institutions (the 2007 credit facility), which provides for a term loan in an amount up to $100 million and revolving loan commitment of up to $100 million with an option for the Company to increase the revolving loan commitment and/or the term loan commitment by an aggregate amount up to $50 million pursuant to an accordion feature for a total secured loan facility up to $250 million. The Company agreed to certain financial and other covenants in connection with the 2007 credit facility. Funds under the 2007 credit facility are available to the Company upon completion of the NSB acquisition (See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements), to pay the fees and expenses incurred in connection with the NSB acquisition, as well as to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition.

On February 11, 2008, the Company amended the 2007 credit facility to exercise the accordion feature contained in the facility to increase the total credit facility to $250 million, consisting of a $100 million term loan and a $150 million revolving loan. On February 19, 2008, the Company borrowed $100 million under the term loan and $60 million under the revolving loan facility under the 2007 credit facility and used the proceeds to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition.

For the nine months ended September 30, 2008, the Company made mandatory principal payments of $1.25 million against the term loan from discretionary funds. During the third quarter ended September 30, 2008, the Company made additional principal payments of $45.5 million against the revolving facility from discretionary funds. As of September 30, 2008, the Company had unused borrowing capacity of approximately $137 million under the 2007 credit facility and the weighted average interest rate applicable to outstanding loans under the 2007 credit facility was 6.32%. As of September 30, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

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

As of September 30, 2008, the interest rate swap resulted in a net asset of $65,000 included in prepaid expenses and other current assets. The change in market value during fiscal 2008 related to the effective portion of the cash flow hedge was recorded as an unrecognized gain in the accumulated other comprehensive income section of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets.

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

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations. As of September 30, 2008, the Company had no open forward contracts or purchase options. At September 30, 2008, the Company had foreign currency denominated LIBOR borrowings under its 2007 credit facility consisting of $10 million Australian dollars, $2 million Canadian dollars and €2 million Euros.

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

Material Changes in Contractual Obligation

The Company had a material change in significant contractual obligations from December 31, 2007, as a result of the Company’s amendment of its 2007 credit facility and drawing down for the NSB acquisition. As of September 30, 2008, future payments related to the 2007 credit facility, which are included in Current portion of long-term debt and Long-term debt, less current portion on the Company’s Condensed Consolidated Balance Sheet, are as follows:

	Payments Due by Period (in thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
2007 credit facility	$8,750	$32,500	$68,028	$—	$109,278
Related estimated interest payments*	6,728	11,127	4,079	—	21,934

Total contractual obligations	$15,478	$43,627	$72,107	$—	$131,212

*	Based on effective interest rate at September 30, 2008.

Certain Factors That May Affect Future Results

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our acquisitions, we currently have goodwill of $367.7 million and $122.9 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

We have a significant amount of debt following our note offering in 2007 and credit agreement in February 2008.

As of September 30, 2008, we had approximately $230 million of outstanding debt related to our debt offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended by the First Amendment dated February 11, 2008 and the Notice dated February 11, 2008, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

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

Elliott Associates’ tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect the Company’s financial condition and results of operations.

Elliott Associates has commenced a cash tender offer, referred to as the Elliott Offer, to purchase all of our outstanding common stock. The Elliott Offer is highly conditional, creating substantial uncertainty that the Elliott Offer will be consummated. The Elliott Offer has adversely impacted and may continue to adversely impact our ability to attract new customers and has caused and could continue to cause potential or current customers to defer purchases or to discontinue existing orders. In particular, the Elliott Offer may adversely impact our ability to successfully market and sell Epicor 9, which will become generally available in the fourth quarter of 2008. Additionally, as a consequence of the uncertainty surrounding their roles and Epicor’s future ownership, our key employees may seek other employment opportunities. Moreover, our ability to attract and retain new key management, sales, marketing and technical personnel could be harmed. If key employees leave as a result of the Elliott Offer, or we are unable to attract or retain qualified personnel, there could be a material adverse effect on our business. Each of these factors, individually or in the aggregate, may adversely affect our financial condition and results of operations.

Litigation directly or indirectly resulting from the Elliott Offer may negatively impact our business, results of operations and financial condition.

On October 17, 2008, a purported class action complaint was filed against Epicor and members of its Board of Directors in Superior Court for Orange County, California, entitled Tola v. Epicor Software at al., Case No. 30-2008-00214327-CU-SL-CXC. On October 30, 2008, plaintiff filed an amended complaint. The amended complaint, brought as a purported class action on behalf of a class of Epicor stockholders, alleges that the Board of Directors breached its fiduciary duties by rejecting and failing properly to consider Elliott’s proposal to acquire all of Epicor’s outstanding shares of Common Stock for $9.50 per share, by failing properly to consider other strategic alternatives that may be available to the Company, by failing to maximize shareholder value, and by making misleading disclosures and failing to disclose material information in its Schedule 14D-9. The amended complaint also alleges that the Board of Directors has breached its fiduciary duty by implementing measures that act as a barrier to Elliott’s proposal or to other possible proposals for acquisition of the Company. The complaint seeks declaratory relief and injunctive relief requiring the Board of Directors to act in accordance with its fiduciary duties. Although the Company believes that the claims lack merit and plans to vigorously defend such actions, the Company may be subject to additional lawsuits related to the Elliott Offer and such claims and any resultant litigation could subject us to liability. Even if we prevail, such litigation could be time consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance as to the reaction of our employees, stockholders, distributors, customers and other business partners to the institution or ultimate resolution of any such proceedings.

The future success of our Epicor 9 product could materially impact our ability to successfully grow our business.

Epicor 9, our next generation ERP software product, is expected to become generally available during the fourth quarter of 2008. We expect Epicor 9 to be the ERP solution of choice for the focused vertical markets we serve and to provide near and long-term opportunities for license growth acceleration into current and new markets we plan to address, as well as generate migration and upgrade license sale opportunities into our installed base of more than 20,000 customers worldwide. If we are not able to successfully market and license Epicor 9 in the future, it may have an adverse affect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended September 30, 2008 and 2007, 30.6% and 38.8%, respectively, of total Company revenues were generated by the Company’s international operations. During the nine months ended September 30, 2008 and 2007, 33.0% and 39.5%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended September 30, 2008 and 2007, 17% and 18%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the nine months ended September 30, 2008 and 2007, 14% and 14%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2006 through the third quarter of 2008, quarterly operating results have ranged from a loss of $9.0 million to income of $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2006 through the third quarter of 2008, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $70.2 million at December 31, 2006 to $95.7 million at September 30, 2008. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past year, our days sales outstanding have decreased from 68 as of March 31, 2007 to 65 as of September 30, 2008, due in part to the recent acquisition of NSB. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of September 30, 2008, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds and $109.8 million in debt.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended September 30, 2008, the price of the Company’s common stock ranged from a low of $6.47 to a high of $15.49. For nine months ended September 30, 2008, the stock price ranged from a low of $6.47 to a high of $12.62. As of November 1, 2008, the Company had 59,910,525 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At September 30, 2008, the Company had $95.7 million in cash and cash equivalents. Based on the investment interest rate and the balance as of September 30, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.0 million on an annual basis, as well as increase the Company’s net loss and decrease cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the U.S. are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Foreign Currency Risk. The Company did not have any foreign currency forward or option contracts open as of September 30, 2008. At September 30, 2008, the Company had foreign currency denominated LIBOR borrowings under its 2007 credit facility consisting of $10 million Australian dollars, $2 million Canadian dollars and €2 million Euros. International revenues represented 30.6% of the Company’s total revenues for the three months ended September 30, 2008, and 25.4% of revenues were denominated in foreign currencies. International revenues represented 33.0% of the Company’s total revenues for the nine months ended September 30, 2008, and 27.4% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three months ended September 30, 2008 of $1,230,000. The Company had an unrealized and realized transactional foreign currency loss for the nine months ended September 30, 2008 of $1,799,000. For the three and nine months ended September 30, 2008, the transactional gain/loss was primarily due to inter-company revenues and cost of sales and the settlement of the Company’s option contracts. The Company sold the NSB acquisition call options during the first quarter 2008 back to the issuing institutions for $192,000, resulting in net foreign currency loss of $1,610,000. The year-to-date foreign currency transactional losses also include inter-company balances and non-functional currency cash balances. Given a hypothetical increase or decrease of 10% in the foreign exchange rate between the USD and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $798,000 for the nine months ended September 30, 2008, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

Item 4 - Controls and Procedures:

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings:

On October 17, 2008, a purported class action complaint was filed against Epicor and members of its Board of Directors in Superior Court for Orange County, California, entitled Tola v. Epicor Software at al., Case No. 30-2008-00214327-CU-SL-CXC. On October 30, 2008, plaintiff filed an amended complaint. The amended complaint, brought as a purported class action on behalf of a class of Epicor stockholders, alleges that the Board of Directors breached its fiduciary duties by rejecting and failing properly to consider Elliott’s proposal to acquire all of Epicor’s outstanding shares of Common Stock, by failing properly to consider other strategic alternatives that may be available to the Company, by failing to maximize shareholder value, and by making misleading disclosures and failing to disclose material information in its Schedule 14D-9. The amended complaint also alleges that the Board of Directors has breached its fiduciary duty by implementing measures that act as a barrier to Elliott’s proposal or to other possible proposals for acquisition of the Company. The complaint seeks declaratory relief and injunctive relief requiring the Board of Directors to act in accordance with its fiduciary duties. The Company believes that the claims lack merit and will vigorously defend such actions.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
July 1, 2008 to July 31, 2008	1,873	$7.28		—	$—	N/A
August 1, 2008 to August 31, 2008	3,227	$6.97		—	$—	N/A
September 1, 2008 to September 30, 2008	—	$—		—	$—	N/A

Total	5,100	$7.09	(1)	—	$—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: November 7, 2008	/s/ Thomas F. Kelly
Thomas F. Kelly
President, Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: November 7, 2008	/s/ Russell C. Clark
Russell C. Clark
Senior Vice President, Finance
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K)	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation, dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among Epicor Software Corporation, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation	(22)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(34)

3.6	Specimen Certificate of Common Stock.	(2)

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.8	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.9	Certificate of Designation of Preferences of Series D Preferred Stock.	(17)

4.1	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007	(47)

10.1*	Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1990 (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	Nonqualified Stock Option Plan-1993.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan-1994.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	Nonqualified Stock Option Plan-1996 and Form of Nonqualified Option Agreement.	(8)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(8)

10.47*	Nonqualified Stock Option Plan - 1997.	(12)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors Stock Option Plan, as amended	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(16)

10.56	First Amendment to Sublease dated December 1, 1994.	(16)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(18)

10.58*	1995 Stock Option Plan, as amended of Interactive (the “Interactive Option Plan”).	(19)

10.59	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(20)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(20)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(21)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Nonstatutory Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(29)

10.66	Value Added Reseller Agreement with Ardent Software.	(29)

10.67*	Amended and Restated 1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.72	Loan and Security Agreement by and among Epicor Software Corporation as borrower and Foothill Capital corporation as lender dated as of July 26, 2000.	(27)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(28)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.77*	Amended Management Retention Agreement dated as of March 1, 2007 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(33)

10.79*	Epicor Software Corporation 2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(17)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003	(39)

10.82	Lease Agreement dated October 14, 2003 between Epicor Software Corporation and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005	(13)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004	(13)

10.85*	Consulting Agreement dated October 18, 2004 between Epicor Software Corporation and CHB Management GmbH, a Swiss Corporation	(13)

10.86	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 29, 2005	(41)

10.87*	2005 Stock Incentive Plan	(42)

10.88*	Deferred Compensation Plan	(51)

10.89	Credit agreement by and among Epicor Software Corporation and KeyBank National Association dated March 30, 2006	(44)

10.91*	Chairman and CEO retention agreement, dated May 26, 2006	(45)

10.92	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	(45)

10.93*	Amended Management Retention Agreement	(48)

10.94	First Amendment to Credit Agreement, dated as of May 1, 2007, among the Company, the lenders party thereto, and KeyBank National Association, as Administrative Agent, Sole Book Manager and Letter of Credit Issuing Lender	(46)

10.95	2007 Stock Incentive Plan	(49)

10.96	Form of Time-based restricted stock agreement	(50)

10.97	Form of Performance-based restricted stock agreement	(50)

10.98	Implementation Agreement between NSB Retail Systems Plc and Epicor Software Corporation, dated December 17, 2007	(52)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by Epicor Software Corporation, dated December 17, 2007	(52)

10.100	Credit Agreement dated December 16, 2007 by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent	(53)

10.101	Security and Pledge Agreement dated December 16, 2007 by and between Epicor Software Corporation, the Obligors identified therein and Bank of America, N.A., as Administrative Agent	(53)

10.102	First Amendment dated February 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent	(53)

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to Credit Agreement dated December 16, 2007	(53)

10.104*	Management Retention Agreement between Epicor and Thomas Kelly, dated February 19, 2008	(54)

10.105*	Letter Agreement between Epicor and Mark Duffell, dated February 19, 2008	(54)

10.106	Second Amendment dated April 11, 2008, to Credit Agreement dated December 16, 2007, by and among Epicor Software Corporation, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(36)

10.107	2007 Equity Incentive Plan	(5)

10.108	Form option agreement for 2007 Plan	(5)

31.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 1997.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 26, 1997.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Incorporated by reference to the DataWorks Schedule 13D filed on October 23, 1998 and November 6, 1998.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2003.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for the year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1, Registration No. 33-90816.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8, Registration No. 333-30259.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for is quarter ended September 30, 2004.

(23)	Incorporated by reference to the Company’s Annual Transition Report on Form 10-KT for the period ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-107738.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1996.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-97063.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2005.

(42)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2007.

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(49)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 29, 2007.

(50)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820.

(51)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163.

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.

(53)	Incorporated by reference to the Company’s Current Report on Form 10-K for the year ended December 31, 2007.

(54)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.