Form 10-K
period 2008-12-31
EPICOR SOFTWARE CORP
filed 2009-03-16
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $346,202,823 computed using the closing sales price of $6.91 per share of Common Stock on June 30, 2008 as reported by the Nasdaq Global Select Market. Shares of Common Stock held by each officer and director and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 1, 2009 was 59,784,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Forward Looking Statements – Safe Harbor

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 27 to 36. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions and services primarily for use by midsized companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $25 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. The Company believes that by automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products include back office applications for production management, supply chain management (SCM), retail management, and financial accounting, as well as front office customer relationship management (CRM) and service management. Epicor also provides industry-specific solutions to the manufacturing, distribution, services, retail and hospitality industry sectors, as well as to a range of industries and vertical markets within these sectors including financial services, professional services, industrial machinery, consumer goods, automotive, hotels, and general merchandise and specialty retail. Epicor’s solutions also focus on the need for increased supply chain visibility and transparency, and offer e-commerce and collaborative portal capabilities that allow companies to further extend beyond the traditional “four walls” of their enterprise and further integrate their operations with those of their customers, suppliers and partners.

The Company’s products are increasingly developed on and use a service-oriented architecture (SOA), which can help organizations more quickly and efficiently respond to changing business requirements and practices. SOA is a modular, standards-based approach to software development and its deployment is designed to provide a more agile and adaptable application foundation, which can help companies more effectively align their IT resources and enterprise software with their overall business objectives.

The Company offers solutions targeted to the following industries:

Manufacturing—Epicor’s manufacturing solutions provide integrated ERP solutions for discrete and mixed-mode manufacturers. The Company’s solutions are designed to meet the challenges of today’s agile manufacturing environment typified by short product lifecycles, continual process improvement, mass customization, and lean manufacturing initiatives. The Company’s products have been designed for specific types of manufacturers – from a small local job shop to a large regional manufacturer. The key industries on which Epicor focuses its manufacturing solutions include metal fabrication, industrial machinery, automotive, electronics, consumer goods, and aerospace.

Distribution—Epicor’s distribution solutions are designed to meet the expanding requirement to support a demand-driven supply network (DDSN) by increasing focus on the customer and providing a more seamless order to shipment cycle, as well as inventory and warehouse management, sales and order processing, financials, CRM, and planning and forecasting solutions. The Company’s distribution solution is designed to automate a business, from customer acquisition and order management, to warehouse fulfillment, accounting, and customer service. The distribution suite offers an end-to-end solution set tailored for wholesale distributors, including third-party logistics providers.

Retail and Hospitality—Epicor provides solutions tailored for the retail, hospitality and entertainment industries. The Company’s retail solutions can support large scale, distributed POS environments in specialty, general merchandise retailing and large specialty store chains that require more comprehensive POS, loyalty management, merchandising and sales audit capabilities, as well as smaller, single PC-based point-of-sale (POS) retail outlet scenarios, as well as. Epicor provides “best-of-breed” retail solutions for large Tier-One retailers, as well as complete “post-to-host” solutions which can integrate all elements of the retail supply chain from the store register through to the enterprise merchandising, planning, selling and financial applications. The Company’s hospitality solutions, designed for food service, hotel, sports and recreation and other entertainment companies, can manage and streamline virtually every aspect of a hospitality organization — from point-of-sale or property management system (PMS) integration, to cash and sales management, food costing, core financials and business intelligence — all within a single solution.

Services—Epicor’s solutions for services organizations are focused on delivering a complete, end-to-end enterprise solution designed to meet the critical business requirements of both midsized and larger, distributed service organizations, providing service organizations with the tools to improve staff utilization, maximize billing and revenue recognition, optimize resources and increase cash flow. The services suite includes opportunity and bid management, CRM, resource and engagement management, project accounting, portfolio and performance management and collaborative commerce applications tailored for specific industries including financial services, audit and accountancy, architectural, engineering and construction, commercial research, not-for-profit organizations, software and computer services, professional services, and management consulting.

Beyond the targeted enterprise-wide solutions described above, Epicor also offers the following point solutions:

Supply Chain Management (SCM)—Epicor’s supply chain management solutions enable companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers, and partners. From business-to-business e-commerce and advanced planning and scheduling applications to advanced warehouse management, forecasting, and fulfillment, Epicor offers solutions that can improve operational performance, while strengthening relationships across the supply chain to increase customer value.

Supplier Relationship Management (SRM)—Epicor’s supplier relationship management solutions include applications for strategic sourcing, procurement, and spending analytics. These solutions are designed to enable an organization to reduce costs by driving inefficiencies out of the procurement process. They provide a complete Web-based, buy-side commerce solution that can rapidly be deployed standalone or as part of an integrated enterprise solution.

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

IT Service Management (ITSM)—Epicor ITSM provides a robust set of service management features that support key IT processes as outlined by the Information Technology Infrastructure Library (ITIL) version 2 (ITIL v2) and version 3 (ITIL v3) and has been certified by Pink Elephant as ITIL Compatible in five key service management areas: incident management, problem management, change management, configuration management, and service level management.

Enterprise Performance Management (EPM)—Epicor EPM solutions include applications for financial and operational budgeting, forecasting and planning, as well as advanced analytical tools. These solutions, which include data warehousing, online analytical processing (OLAP), role-based dashboards, and the graphical visualization of key performance indicators (KPIs), are designed to enable an organization to derive greater insights into business metrics to support more effective decision making, continuous improvement initiatives, and overall business performance.

The Company’s software products incorporate a significant number of features localized to address international market opportunities, including support for multiple languages, multiple currencies, and accounting for global taxation methods.

The Company offers consulting, training, and support services to supplement the use of its software products by its customers. Midmarket companies require cost effective systems that have broad functionality, yet are rapidly implemented, easily adapted, and highly configurable to their unique business requirements.

The Company was incorporated in Delaware in November 1987, under the name Platinum Holdings Corporation. In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation. The Company has thirteen active operating subsidiaries worldwide.

As part of its business strategy, the Company has pursued acquisitions to expand its customer base, global product offering and geographic footprint. The acquisition of NSB Retail Systems PLC (NSB) in 2008, CRS Retail Technology Group, Inc. (CRS) in 2005, and Scala Business Solutions N.V. (Scala) in 2004 are typical of this ongoing strategy.

NSB

On February 7, 2008, the Company completed its acquisition of NSB Retail Systems PLC (NSB), a publicly held software company headquartered in Montreal, Canada and listed on the London Stock Exchange. NSB designs, develops, markets, and supports store and merchandising solutions to retailers of apparel, footwear and specialty merchandise. The acquisition of NSB provides an expanded portfolio of products and services for large and midsized specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller retailers who are interested in rapid implementation via an on-demand versus on-premise offering. The Company recorded the acquisition of NSB as a purchase in 2008, and the results of NSB’s operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

CRS

In December 2005, pursuant to a stock purchase agreement, the Company acquired CRS, a privately held company. CRS designs, develops, markets, and supports software, hardware, and services that assist general merchandise and specialty retail companies in increasing sales, improving customer service, and reducing operating costs. CRS applications leverage Microsoft® and Java technologies and have thousands of in-store systems installed in multiple countries and languages worldwide. The CRS acquisition provides existing customers new, complementary product offerings and creates expanded opportunities in the hospitality and retail vertical, particularly in key international markets through increased marketing, improved sales execution, enhanced viability, and worldwide sales and support infrastructure. The Company recorded the acquisition of CRS as a purchase in 2005, and the results of CRS’ operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Scala

In June 2004, Epicor acquired Scala, a publicly held software company headquartered in Amsterdam, the Netherlands, by means of an exchange offer made for all of the outstanding ordinary shares of Scala. Scala designs, develops, markets, and supports collaborative ERP software (iScala) that is used by the small and medium-size divisions and subsidiaries of large multinational corporations, as well as by independent stand-alone companies in developed and emerging markets. Scala’s solutions are based on a Web services platform and utilize Microsoft technologies. Scala’s software and services support local currencies and accounting regulations, are available in more than 30 languages and are used by customers in over 140 countries and territories. In addition to complementary product offerings, the Scala acquisition provided the Company with a significantly expanded worldwide presence. The Company recorded the acquisition of Scala as a purchase in 2004, and the results of Scala’s operations are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Background

Epicor designs its products and services primarily for midmarket companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $25 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. In the past, midmarket companies were underserved by smaller “best-of-breed” applications with limited functionality or overburdened by full financial, retail, and ERP systems that had originally been designed for large corporations. These large enterprise systems, though highly functional, were also extremely complex and expensive to purchase, install, integrate and maintain. The complexity of the infrastructure and ongoing maintenance to support these large enterprise systems often required a centralized deployment model. This limited access to critical data to the organization’s information technology (IT) department, which in turn impacted the timely availability of information to decision makers, managers and key employees. Moreover, these mostly proprietary systems provided little flexibility or adaptability to the constantly evolving requirements of midmarket companies.

Beginning in the early 1990s, as Global 1000 companies aggressively invested in information technology to help them streamline and integrate disparate business processes, they created a tremendous demand in their operating subsidiaries and the small to midsize enterprise (SME) market for enterprise-wide software applications that integrated business processes and information. Initially, only larger organizations had the technological expertise, budget, and ability to support the lengthy implementations typified by the early solutions.

While SMEs understood the business value of enterprise applications, they lacked the extensive resources required to implement and support such first-generation solutions. In their quest to boost productivity and profits, as well as to gain a competitive advantage, midsized companies have increasingly turned to integrated application software to automate and link their business processes. However, due to the midmarket’s unique business constraints of limited budgets and rapid implementation timeframes, so-called Tier one or “best-of-breed” solutions and after-market application integrations can be far too complex and costly to offer an effective enterprise solution.

As a group, midsized companies face tremendous global competitive pressures as they compete for business against larger corporations, other midsized competitors, and smaller start-ups. They generally understand the need to remain close to their customers and suppliers, while making the most effective use of relatively limited resources. Midsized companies frequently demand a quick return on technology investments and require that solutions be flexible, scalable, and affordable – not only to acquire and implement, but also to maintain and support – throughout their entire operational life span.

Epicor’s experience has been that midsized companies are practical consumers with respect to technology, typically selecting affordable, proven solutions. The dramatic decrease in information technology costs over the past decade, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop Microsoft BackOffice (now the Microsoft Windows Server® family), a robust network operating system and scalable relational database that provides smaller businesses with a sophisticated technology infrastructure previously accessible only to Global 1000 corporations. Microsoft has quickly become the fastest growing technology platform and is particularly attracting midmarket companies with its features, familiarity, and ease-of-use.

The recent development of more cost-effective, adaptable and agile infrastructures, such as the emergence of service oriented architecture (SOA) and technologies like Microsoft® .NET Framework and Web services, are also driving midsized companies to increase their investment in enterprise applications. Unlike monolithic, tightly-coupled systems of the past, SOA and Web services provide the ability to create highly functional applications through the assembly or collection of loosely-coupled, self-describing business services. This standards-based design approach provides a secure, scalable, unified design framework that allows both developers and information workers to more easily access, combine, and reuse software application functionality. With an SOA, businesses have the ability to more easily and efficiently align their information systems and technology resources, allowing them the ability to respond more quickly to continually changing business requirements.

Epicor’s early adoption of the Microsoft® .NET Framework and XML Web services allows its product offerings, development and services to leverage the benefits of SOA and provide growing midsized businesses with increased flexibility, inter-operability, and cross-platform capability. These capabilities are extremely important as the market for Enterprise Applications continues to grow worldwide.

Industry Analyst Market Growth Projections

According to a December 11, 2008 press release issued by Gartner, Inc., “Worldwide enterprise software is on pace to total $229.2 billion in 2008, a 13.9 percent increase from 2007. The market is forecast to reach $244.3 billion in 2009, a 6.6 percent increase from 2008 revenue.”[1]

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance, and hardware and other. For the purposes of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a breakout of the Company’s sales by segment is provided in Note 14 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s sales by geographic region is incorporated herein by reference to Note 14 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Technology Strategy

The Company’s technology strategy is to develop leading enterprise software applications using industry-standard tools where possible, and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user-interface components, infrastructure and network connectivity. As the Company continues to focus on delivering flexible, scalable enterprise software applications, it is increasingly leveraging Web services which support the integration of computing and communication paradigms as one across multiple devices. Increasingly, the Company is expanding its use of concepts and practices that have become commonplace on the Internet. Enterprise search, links, tags, syndication, and social networking have evolved to enhance communications, secure information sharing, collaboration, and functionality of the Web. These second generation or Web2.0 capabilities have become pervasive in their use and adoption by Internet and online users. Businesses recognize that leveraging these skills across their enterprise resources and systems can improve productivity and foster more active collaboration and innovation. For businesses to compete in what is now a real-time, “business anywhere, anytime” world, they need the infrastructure, software, and systems that can rapidly aggregate distributed enterprise data and online resources to securely deliver information not only to the desktop, but to new generations of mobile devices and users.

The Company’s design and development strategy is focused on separating the functional and technological aspects of its products. The functional aspects, which include libraries of business processes, standards and industry-specific capability is continually being expanded and enhanced with each release. The technological aspects can include more pervasive areas like security, industry standards, globalization, hardware, Web services standards, and user-interface foundations. The Company believes this approach improves its competitiveness and agility because technology improvements, which can occur frequently, can be made available to customers independently of functional improvements, which may be industry or market driven and often will occur according to a longer-range customer adoption plan.

[1]	Source: Gartner, Inc. press release dated December 11, 2008 “Gartner Lowers Enterprise Software Spending to 6.6 Percent Growth in 2009”

The Gartner Report(s) described herein, (the “Gartner Report(s)”) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Prospectus) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

The Company will continue to focus on leveraging emerging and industry-standard technologies to provide rapid return on investment and lower overall total cost of ownership for the Company’s customers. Today, the Company’s core product architecture incorporates the following:

Architecture

The Company’s product architecture is designed to help its customers and partners economically deploy, tailor and integrate highly functional applications to meet their specific business processes and industry requirements. A key focus of the architecture strategy is ease-of-use, through the development and enhancement of client or end-user tools and frameworks that allow both companies and individuals to optimize labor-intensive data processing and management tasks. The Company continues to extend and enhance its SOA strategy across its product lines, which enables enterprises to incorporate new and existing software applications more seamlessly, better leverage their existing IT assets, and implement new industry processes and best practices more fully.

The Company’s product architecture is designed to increase a business’ efficiency and agility. Business efficiency typically improves through the systemization, automation and standardization of processes and functions, which allows an organization to increase throughput or output, using the same or less resources; whether time, capital, employees or facilities. In addition to driving efficiency, the Company’s architecture can manage complex workflows between operations, processes and functions based on events, conditions, tolerances and rules to orchestrate and link interactions, approvals and notifications. This allows an organization to more rapidly implement and propagate their unique and often business critical processes across their enterprise. This flexibility can improve an enterprise’s agility – the capability to quickly change strategy, innovate or implement new ideas or processes – which in turn, can improve the enterprise’s competitiveness.

The Company’s architecture is also designed to help optimize the efficiency and effectiveness of software development, deployment, and support. The Company invests in software tools and frameworks focused on creating consistent, high quality code, which combined with formal development standards, methodologies and practices, is comprehensively tested throughout the development process. The architecture also includes tools to help the Company maintain consistency and high developer productivity across its worldwide development organization.

Service-Oriented Architecture (SOA)

The Company has built its SOA around three pillars: application programming interface (API), orchestration and business process management (BPM). APIs are essentially the building blocks of the system, as they are the conventions, protocols, and semantics that define how a software service, function, process or application is invoked or accessed. APIs provide consistency and flexibility by ensuring that all programs using a common API will have similar interfaces. The Company’s APIs are highly granular in nature and comply with Web services standards to promote inter-operability and ease of integration. The Company believes providing both wide functionality coverage and open standards in its API is a significant benefit to customers. Orchestration is the process of coordinating work between systems inside and outside the enterprise and is central to electronic commerce and other distributed computing scenarios. The Company’s orchestration product is Epicor Service Connect for its Enterprise, Epicor for Service Enterprises, Epicor, iScala, Clientele, Vantage and Vista products. BPM, which allows enterprises to redirect application logic without customizing the application code, has two key elements: The first is to define relevant business events and establish notifications to users, other applications and (importantly) workflow management systems. The second is to define business constraints that either warn or inhibit applications from processing transactions under specific conditions. The Company’s Epicor for Service Enterprises, Epicor, iScala, Clientele, Vantage and Vista products include BPM solutions.

Web Services

The Company continues to enable its solutions to support Web services to enable integrations with other applications more easily and to support the increased need for collaboration in today’s Internet-based world. Web services are self-describing software components that allow the creation of applications that can be programmed and published over the Web. Web services are portable and interoperable and, because they are not vendor specific, have become a standard means to integrate disparate systems and applications. Epicor develops its Web services using the Microsoft .NET Framework which ensures the Company’s products have incorporated the latest standards and security capabilities. The Company’s Clientele, Epicor Retail, Epicor for Service Enterprises, Epicor, iScala, Vantage and Vista product suites have been architected for Web services. The Epicor, Epicor Enterprise, iScala, Vantage and Vista product suites further leverage Web services to more easily integrate and securely share information throughout the enterprise and with customers and suppliers.

Open Database Technology

The Company utilizes open database technology to provide extremely flexible, integrated, enterprise business applications. This open database orientation is based on widely accepted database management systems. The Company’s Clientele, Enterprise, Epicor for Service Enterprises, Epicor Retail, Epicor, iScala, Vantage and Vista product suites use the Microsoft SQL Server relational database management system (RDBMS). The Company has focused the development of its Enterprise, Epicor Retail and iScala product lines using Microsoft’s industry-standard SQL language as the fundamental database access methodology for both transaction processing and analytics. The Company designs Epicor, Vantage and Vista for either the Microsoft SQL Server platform or Progress Software Corporation’s Progress RDBMS. The Company’s Clientele suite leverages both the Microsoft Access and Microsoft SQL Server databases. The Company’s Avanté and Manage 2000 products leverage open database technology from IBM Corporation. The Company has chosen these open databases in order to maximize the throughput of its customers’ transactions, to provide realistic models of business data and to maximize price performance under the budget and resource constraints typical of its primary market sector.

Industry Standard User Interfaces

The Company has incorporated numerous features into its user interfaces to simplify the operation of, and access to, its products. All of the Company’s product lines incorporate the popular Microsoft Windows graphical user interface (GUI). The Company’s GUI tools include industry-standard field controls, pull-down menus, tool bars, and tab menus that facilitate the use of the software. The Company’s products incorporate many of the latest and most advanced GUI features such as process wizards, cue cards, advanced on-line help, and on-line documentation. As the model for distributed computing continues to evolve through the advent of Internet technologies, the Company offers additional client deployment models, including thin-client, smart-client, browser-based, and mobile client access.

Powerful Application Development Tools

The Company provides comprehensive application development, extension, and customization capabilities for its Enterprise, Epicor, Epicor Retail, Epicor for Service Enterprises, iScala, Clientele, Avanté, Manage 2000, Vantage and Vista product lines. To accomplish this, the Company provides extensive, integrated application development environments for these product lines. These customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. Although significant customization can be supported, the Company attempts to minimize customization of its products by delivering high functionality, industry focused templates and best practices coupled with application tailoring capabilities and SOA which provides for significant flexibility in the look and feel, business process, reporting, and workflow of the applications.

Enterprise Platform Strategy

The Company’s technology direction currently embraces the Microsoft .NET Framework for XML-based Web services, networking architecture, and graphical user interface components. Through the .NET Framework, the Company provides comprehensive support for Web services deployment and Enterprise Application Integration (EAI). Leveraging the .NET Framework and the XML standard for data exchange, Epicor provides increased access to information both within and between organizations – no matter where their offices or employees are located. This technology strategy can enable the Company’s development teams to leverage Microsoft technology, while allowing each product family to continue to utilize the individual databases and development tools appropriate to the requirements of each product’s target market. As a long standing Microsoft Gold Certified Partner and an early adopter of the .NET Framework, and most recently Windows Vista®, Epicor is able to leverage its expertise with Microsoft technology to benefit their customers worldwide.

Epicor True Service-Oriented Architecture™

The Company significantly expanded the scope and capabilities of its SOA in the Epicor product release in six major areas: addressable components, open standards, customization, business process management, globalization, and distributed data management. The Epicor True Service-Oriented Architecture™ further extends the ability for individual operations, functions, services, and events to be more easily re-deployed and managed in user-definable processes and integration scenarios. Additionally, these capabilities help extend Epicor’s suitability to more deeply penetrate existing vertical markets, address adjacent verticals, and expand into new countries and regions.

Addressable components form the application programming interface (API) which is made available to users for each product. The Company’s API’s are highly granular in nature, meaning that data can be accessed or transactions invoked at any level of detail across the entire product. Each component can also work using open standards like Web services, which allows functions to be executed from other software products or via the Internet, regardless of their platform. The Company believes both the wide functionality capabilities and the use of open standards in its API is a significant benefit to customers. Application components can be customized to hide unnecessary data, add new data, revise or reorganize application forms, or establish specialized workflows for users. These customizations do not affect the core or baseline product, which allows customers the ability to extend and enhance the application without becoming locked-out of future updates.

Business process management (BPM) extends the ability to change or augment transaction flows between operations, processes, and functions and further define the unique “orchestrations” between internal and external systems, including secure, long-running business-to-business operations. Extended globalization capabilities provide increased support for complex journal posting, multiple books, tax, rounding, and legal numbering to address new global markets, changing financial reporting standards, and regional localizations. The Epicor True Service-Oriented Architecture™ also includes advanced distributed data management capabilities that allow the secure replication or consolidation of enterprise data for offline reporting or publication to mobile devices. Distributed data management capabilities allow large or distributed enterprises with multiple facilities and operations to control, share, and coordinate master and reference data to minimize the creation of multiple, and potentially inconsistent versions of master data in different parts of its operations.

Enterprise Search

The Company’s Epicor product includes new data indexing and searching features that enable end-users and information workers to locate and navigate information in their enterprise business system similarly to the consumer search experience that is ubiquitous on the Internet. Enterprise Search enables users to quickly and securely locate and access enterprise information, without the requirement to navigate traditional menus, screens, and look ups. Enterprise Search is specifically designed for use with relational databases and business information. It manages the structured and relational nature of business data as part of the search criteria to determine the relevancy and ranking of the results to the user. The ability to use Enterprise Search and the level of access to reference data, transactions, documents, repositories and content is controlled based on the permissions and security of the user conducting the search.

Browser User Interface

The Company’s Epicor product includes a browser-compatible user interface (UI) that complements the traditional Microsoft Windows client application. Compatible with leading Internet browsers, including Microsoft Internet Explorer and Mozilla Firefox, the browser user interface can allow broader access to Epicor by remote or mobile employees over the Internet. Epicor can further extend both transactional and business intelligence capabilities by allowing end-user screens and forms to be embedded in scorecards, dashboards and collaborative portals through Microsoft SharePoint. Since the browser UI is dynamically created from the Windows client application, users do not have to develop, enhance, maintain or control separate versions of their forms for Web, mobile and desktop UIs.

Industry Strategy

Epicor industry solutions provide focused software, services, and industry knowledge designed specifically for the unique requirements of target industries, commercial sectors and related vertical markets. Historically, large enterprise application vendors have created vertical industry applications and practices designed for the Global 1000 in industries such as automotive, retail, government, and healthcare. However, for midmarket companies in these industries, these vertical offerings are often too expensive and overly complex for their requirements. More importantly, many midmarket companies are not necessarily part of a traditional vertical market, but rather have specific processes, best practices, and highly specialized functionality that are critical to their success.

Epicor industry solutions enable customers to leverage a solution tailored to the unique needs of their market, as well as focused industry and vertical expertise through the Company’s professional services organization. Epicor industry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Customers can benefit through solutions that are easier to implement, easier to use, and require less customization than a horizontal solution. Epicor industry solutions target the Manufacturing, Distribution, Retail and Hospitality, and Services sectors, and industries and verticals within each sector.

Epicor industry solutions include Epicor for Service Enterprises, a Microsoft .NET Framework and Web services-based ERP for Services solution for global midmarket and enterprise service firms. Epicor for Service Enterprises is designed expressly for midmarket service organizations to streamline business processes, empower them to expand their value chain, grow revenue, and drive efficiency benefits to the bottom line. Whether it is a professional services organization (PSO), embedded service organization (ESO) or internal services organization (ISO), the Company believes that Epicor for Service Enterprises provides a comprehensive ERP for Services solution that can deliver long-term strategic value with a rapid return on investment. Epicor for Service Enterprises offers packaged vertical options for the professional services industry in areas such as audit and accountancy; architecture, engineering, and construction; software and computer services; management consulting; and marketing, advertising, and communications.

Epicor industry solutions include Epicor Senior Living Solution (Epicor SLS), which is specifically designed for providers of aged care and community care services to clients either in their own home, at specialized aged care facilities, assisted living or senior and retirement communities. Epicor SLS is focused on providing increased visibility into all aspects of community management, from property management and customer relationship management (CRM) to business intelligence, accounting, and tenant care. Epicor SLS supports facility, accommodation and financial management and supports the resident process from inquiry and entry-into-care, to ongoing resident management, care plans, and departure.

Products

The Company designs, develops, markets, sells and supports enterprise software applications that provide midsized organizations and divisions of Global 1000 companies with industry specific, highly functional, technically advanced business solutions. The Company’s products are aligned according to the markets that they serve – Global Enterprise Resource Planning (Epicor), Distribution and Services (Enterprise), Industrial (iScala), Manufacturing and Supply Chain (Vantage and Vista, Avanté and Manage 2000), Retail (Epicor Retail), Customer Relationship Management (Clientele), and IT Service Management (ITSM).

Global ERP - Epicor

Released in December 2008, Epicor offers a global configurable ERP solution built specifically to meet the needs of small, medium, and large organizations across multiple industry-sectors on a worldwide basis. Internally branded as Epicor 9, the Epicor product line incorporates and offers a super-set of the functionality found within the Company’s Vantage, Vista, iScala, Enterprise, Clientele, Avanté and Manage 2000 products. Built using Epicor True Service-Oriented Architecture™ and a series of configurable application engines, Epicor offers 13 comprehensive suites designed to enable effective business management, better business insight, and support for business anywhere.

Epicor supports the manufacturing, distribution, and business services industry sectors, as well as their hybrids, and offers functional capabilities and support for businesses operating in the following key vertical industries: Industrial Machinery, Metal Fabrication, Automotive, Aerospace and Defense, Electronics and Electrical Equipment, Medical Devices, Measuring and Controlling Devices, Rubber and Plastics, Furniture and Fixtures, Lumber and Wood, Primary Metals, Stone, Clay, Glass and Concrete, Consumer Goods (Packaged and Durable), Traditional Distribution and Warehouse Management, Value-Added Fulfillment, Beverage Distribution, Redistribution, Service Bureaus, Financial Services, and General Business Services.

Epicor includes the following application suites: Customer Relationship Management (CRM), Sales Management, Service Management, Human Capital Management (HCM), Financial Management, Supply Chain Management (SCM), Production Management, Planning and Scheduling Management, Product Data Management (PDM), Enterprise Performance Management (EPM), Governance, Risk and Compliance Management (GRC), Global Business Management (GBM), and Epicor ICE Business Architecture.

•

Customer Relationship Management (Contact, Lead and Opportunity, Case, and Marketing Management) is an integrated solution for controlling a company’s interaction with its customers, partners, and prospective customers: from building, executing, and tracking campaigns through lead generation and opportunity development, configuring quotations and managing pipelines and forecasts. Through the use of the Internet and Microsoft Office® integration, Epicor CRM affords customers increased visibility and participation in the entire value chain process.

•

Sales Management (Estimate and Quote, Order, and Demand Management, Advanced EDI, Storefront) streamlines the sales process and assists in coordinating activities between sales, plant/warehouse operations, shipping, and accounting. It facilitates more efficient management of inventory visibility, pricing, shipping, invoicing, and commissions and provides tools to produce more accurate estimates, streamline the quote-to-cash cycle, and improve customer service.

•

Service Management (Contract Management, Return Material Authorization, Field Service) provides a collaborative framework for streamlining service operations. It helps create a 360-degree view of a company’s customers to assist in the diagnosis and resolution of inquiries, cases, change requests, and issues related to support or service contracts and service-level agreements.

•

Human Capital Management (Payroll, Human Resource Management, Training and Recruitment, Employee Self-Service) solutions deliver software support for all employee related functions whether distributed or centralized. This enables organizations to manage a geographically dispersed workforce in a global manner, ensuring support for various local payroll and legal reporting requirements.

•

Financial Management (Accounts Receivable, Accounts Payable, General Ledger, Financial Report Writer, Cash Management, Multicurrency Management, Fixed Asset Management, Consolidations and Eliminations, Rebates, Tax Connect) provides local, regional and multi-national businesses with a complete suite of modules to support the collection, monitoring and reporting of their financial information; maximizing visibility, increasing performance, and improving cash flow.

•

Supply Chain Management (Purchase, Inventory, Warehouse, and Advanced Material Management, Sourcing and Procurement, Shipping and Receiving) helps increase supply chain visibility and remove non-value added processes. By synchronizing processes throughout its value chain, a company can improve its ability to meet customer demands, provide faster delivery, and lower costs.

•

Production Management (Job Management, Lean Production, Manufacturing Execution, Quality Assurance, Advanced Quality Management, Data Collection and Hand-held) includes modules and sophisticated technologies to help model best practices and empower shop floor personnel to make the decisions that can help to optimize production processes.

•

Planning and Scheduling Management (Forecasting and Master Production Scheduling, Material Requirements Planning, Scheduling and Resource Management, Advanced Planning and Scheduling, Project Management) offers flexible planning and scheduling solutions to help global make-to-order, make-to-stock, and mixed-mode manufacturers, and distributors improve service levels, response times, and drive growth by optimally allocating materials, capacity, and resources to meet increasingly complex order and delivery requirements.

•

Product Data Management (Bill of Materials, Product Costing, Routings, Engineering Change and Revision Control, Product Configuration, Product Lifecycle Management) serves as a central knowledge repository for managing and tracking all of the information related to a product and its lifecycle; from design and launch, through production, archiving, and end of life. Product Data Management manages a wide variety of critical product information including product structure, technical specifications, drawings, documents, and tooling, as well as revision history, versions, configurations, and variants. Its modules help promote integration, data exchange, increased control and compliance, and communication across all constituents of the value chain (internal and external) that interact with the products.

•

Enterprise Performance Management (Management Reporter, Budgeting, Planning and Forecasting, Operational Data Store and Data Warehousing, Scorecards and KPIs, Trackers and Dashboards) provides reporting and analysis, real-time business activity monitoring (BAM), business activity queries (BAQ), system-wide inquiries with drill-around (Trackers), and role-based dashboards to enable increased collaboration, flow of information, and better decision support between users, applications, suppliers, and customers. Elements of Epicor EPM, Microsoft Management Reporter, Microsoft Performance Point Server (now PerformancePoint Services for SharePoint) budgeting, planning and forecasting, and Epicor Cube Connect and Performance Canvas solutions are common component applications also available with the Company’s Enterprise and iScala products.

•	Governance, Risk and Compliance Management (Corporate Governance, Global Trade Compliance, Risk, Security, Environmental and Energy Management) enables businesses to operate ongoing GRC initiatives that can help them comply with the mandates and tenets of the regulatory bodies that oversee their business. Epicor GRC provides process controls, documentation, business automation, and workflow tools that when applied with procedural controls, can greatly assist an organization in increasing the visibility and internal transparency necessary to meet their compliance and regulatory goals.

•

Global Business Management (Multi-company, Global Multisite, Multilingual, and Master Data Management) increases the flexibility and operational control of information in a distributed ERP environment through the embedded support of master data management and control of transactional functions between systems and locations. Depending on the customer requirement, Epicor GBM allows for centralized or distributed operational control, enterprise-wide visibility, inter-company supply chain management and financial consolidation across the extended organization.

•

Epicor ICE Business Architecture (Epicor True SOA™, Microsoft .NET Framework, Web Services, Web 2.0, Operating System and Database Independence, SaaS, Hosted and On-Premise Delivery, Business Process Management) exploits both the social and technical aspects of Web 2.0 technologies and fuses them with SOA to deliver a technology platform designed for people, built for business, and ready for change. Epicor ICE includes the Epicor Everywhere™ Framework , which stores client business logic as XML metadata. This permits Epicor applications to run as smart clients or Web clients, or on mobile devices, all from the same source code. It also includes embedded business process management (BPM) capabilities to manage user-defined workflows based on events, conditions, rules and/or established tolerances that can generate notifications, actions and alerts for transactions, metrics or processes.

Epicor ICE Business Architecture includes the following common component applications known collectively as the Epicor Productivity Pyramid, which are also generally available with the Company’s Enterprise, Clientele, ITSM, iScala, Vantage and Vista products:

•

Information Worker (IW) increases productivity by enabling users to work more efficiently by incorporating line-of-business information within Microsoft Office. Using service-oriented principles and the .NET Framework, IW utilizes the Microsoft Office system to enhance the user experience and interaction with Epicor applications through familiar Office desktop productivity tools. With IW, users are able to synchronize Microsoft Office Outlook® contacts, appointments and tasks with Epicor applications and data, such as customer information, sales history, inventory levels, and production schedules both online and offline.

•

Portal is a Web-based enterprise information portal, offering a self-service solution designed to help customers, suppliers and employees access relevant information from both within the enterprise (such as account information support activities) and from external sources (industry information, news feeds, weather, etc). Portal consists of a Portal framework based on Microsoft SharePoint products and technologies, which is enriched by role-based access and content-specific information packs (e.g. customer content, supplier content, and employee content).

•

Service Connect is a business integration platform which functions as a central point for secure workflow orchestrations within Epicor, as well as external connectivity to Epicor and non-Epicor applications. Business components, represented as Web services outside of the application, can be orchestrated within Service Connect to eliminate non-value added steps, increase efficiencies and speed up processes. Service Connect provides collaboration and integration between subsidiaries and their corporate headquarters, as well as to customers and suppliers, to support integrated supply chain trading.

Distribution and Services - Epicor Enterprise

Epicor Enterprise (incorporates products formerly named e by Epicor, Platinum ERA/SQL and Clientele), an integrated, customer-centric suite of client/server and Web-based ERP software applications, is designed to meet the unique business needs of midsized companies worldwide (including divisions and subsidiaries of larger corporations). Epicor Enterprise is typically targeted to either distribution or service-based businesses with revenues between $25 million and $1 billion annually. These organizations require the functional depth and sophistication of traditional high-end enterprise business applications, but desire a rapid and cost-effective product implementation.

Epicor Enterprise is optimized for use with the Microsoft Windows operating system and the Microsoft SQL Server relational database. Epicor Enterprise leverages XML Web services to enable more robust integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, Epicor Enterprise supports various industry standard technologies, including Microsoft Message Queue Services (MSMQ), Transaction Services, and COM+ architecture, which along with XML documents, improves componentization and support reliable message-based integration between applications and distributed servers. Microsoft Visual Basic® for Applications (VBA) is also included to enhance client customization and to facilitate integration with third-party applications. In addition, the Financials Suite and SCM Suite utilizes a 32-bit client that has been optimized for the Microsoft SQL Server database (running in either 32-bit or native 64-bit mode) in order to leverage the capabilities of the client/server model of computing. This implementation results in a substantial reduction in network traffic as compared to other client/server approaches and provides scalable high performance.

Epicor Enterprise includes the following application suites: CRM Suite, Financials Suite, Supply Chain Management Suite, Portal Suite, Business Intelligence Suite, Project Suite, Payroll/Human Resources and industry-specific solutions delivered for a variety of markets.

•

CRM Suite (Sales Force Automation, Marketing Automation, Customer Service and Support, IT Service Management) provides integrated CRM capabilities that are tightly integrated with the Financials Suite and SCM Suite. This integrated approach to CRM enables companies to have a 360-degree view of their customer relationships. The CRM Suite is the integrated version of the Company’s Clientele product suite and includes Sales and Marketing, Case Management, Customer Service and Support, and Self-Service, empowering organizations to focus on the right opportunities while providing access to timely information. Sales and Marketing provides contact, lead, opportunity and account management in one package. Support manages the support requirements of an organization’s external customers and provides call management, product tracking, RMA tracking, call queuing/follow-up, and problem resolution.

•

Financials Suite (General Ledger and Financial Reporting, Accounts Receivable, Credit and Collections, Lockbox, Accounts Payable, Electronic Funds Transfer, Cash Management, Automated AP Matching, Sales Tax Management and Asset Management) comprises an integrated accounting solution that enables a company to automate the financial aspects of their business. Presently, the following back office financial applications are generally available: System Manager, General Ledger, Average Daily Balances, Accounts Receivable, Accounts Payable, Cash Management, Multi-Currency Manager, Asset Management, Import Manager, Credit and Collections, Lockbox, Positive Pay, Electronic Funds Transfer (EFT), Advanced Allocations, Automated AP Matching, Sales Tax Management, and Customization Workbench.

•

SCM Suite (Distribution, Procurement, Sourcing, Storefront, Warehouse Management, Assembly) is a comprehensive solution designed to improve the efficiency and responsiveness of a company’s operations. It enables companies to effectively manage their distribution operations, including purchasing, quality control, inventory, logistics, and the order management cycle. The customer-centric focus of Epicor Enterprise enables companies to respond quickly to customer demands and improve customer service. The integration of Financials Suite and SCM Suite with the rest of the Epicor Enterprise products helps to ensure that a company’s entire enterprise is synchronized – from the customer to the warehouse to the supplier. Presently, the following distribution applications are generally available: Sales Order Processing, Inventory Management, Purchasing, Distribution, Assembly, Royalties, and Promotions and Rebates.

•

Supply Chain Execution (Warehouse Management System and Data Collection Suite), extends the distribution functionality for the SCM Suite to supply chain execution processes. These applications are tightly integrated with SCM Suite so that information is available in real-time. Data Collection Suite (DCS) provides wireless shop floor data collection, radio frequency identification (RFID) and the use of bar code technology to track inventory from the time it enters a facility until it is shipped to a customer, as well as additional warehouse management capabilities. Warehouse Management System (WMS) enables a company to streamline order fulfillment, closely track inventory, manage third-party logistics (3PL), and prioritize resources on the shop floor.

•

SCM Suite also includes the Supplier Relationship Management (SRM) Suite which consists of Sourcing, Procurement and Spend Analysis. Sourcing provides a comprehensive solution for strategic control of sourcing, purchasing and selling activities from complex auctioning and dynamic pricing to optimizing trading partners, terms, goods and services. Sourcing provides a highly configurable framework with the flexibility to rapidly deploy collaborative RFP/RFI/RFQ (RFx) and comprehensive forward and reverse auction capabilities. Sourcing is designed to streamline manual processes to rapidly locate, source and transact with qualified suppliers and eliminate the inefficiencies in the RFx process for direct, indirect and spot purchasing. Procurement enables the streamlined integration of the entire procurement process. It provides employee-direct requisitioning and purchasing, catalog management, supplier management, and policy enforcement. This integrated e-commerce application enables organizations to gain and improve control of operational resources by leveraging the Internet to connect large populations of frontline employees, management, and suppliers. Procurement provides a complete planning, execution and analysis system, designed to reduce costs, increase agility, and perform predictably. Procurement facilitates a trading network, allowing buyers and suppliers to maintain control over their trading relationships and provides a virtual bridge between buyers and suppliers. Procurement also includes an integrated budget and commitment tracking feature that gives requisitioners and approvers a comprehensive view of their commitments inside and outside of procurement relative to approved budgets.

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

•

Project Suite, a component of the Epicor for Service Enterprises industry solution, offers comprehensive project and portfolio management and delivery management capabilities to support the planning and execution of service engagements. Engagements can be structured through user-definable work breakdown structures, and an organization-wide resource service can be called upon as needed to match the right personnel to the right task at the right time – anywhere across the enterprise. Project Suite leverages XML technologies to support bidirectional integration to Microsoft Enterprise Project Management as part of an end-to-end project management solution. Project Suite includes Resource Management, Engagement Management, Project Accounting, Contract Management, and Performance Management.

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

•

Epicor Enterprise also includes several tools that help customers maintain, audit and extend their Epicor system, while reducing total cost of ownership. These tools are Service Connect, DBAudit, Customization Workbench, Import Manager and Epicor Integration Hub. Epicor Service Connect enables collaboration between applications, suppliers and customers. DBAudit provides the ability to detect database changes and report on who made the addition, modification and/or deletion and when it was made. Customization Workbench provides a toolset for creating custom forms, database objects and logic to meet specialized customer requirements. Import Manager and Epicor Integration Hub provide the ability to exchange data between Epicor Enterprise and other systems via SQL and XML while adhering to the data validation and business rules defined in Epicor Enterprise.

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

Industrial - iScala

iScala is an integrated ERP, CRM and SCM solution targeting the divisions and subsidiaries of Global 1000 corporations and large local and regional companies worldwide. iScala’s collaborative functionality, country-specific localizations and multi-language capabilities are designed to support global, multi-company deployments with significant cross-border trading requirements. iScala is targeted to meet the unique needs of companies in industry segments including: Pharmaceutical, Chemical and Allied Products, Industrial Machinery, Light Engineering, Automotive Components, Consumer Goods, and Hospitality.

iScala enables Global 1000 enterprises to standardize their plants and operating divisions on a single system, while supporting country specific localizations and languages at each site. This allows a corporate headquarters consistent visibility of plant information and operations, as well as the ability to support the implementation of consistent procedures, practices, and controls worldwide.

iScala is optimized for use with the Microsoft Windows 2000/2003/2008 operating system and the Microsoft SQL Server 2000/2005/2008 relational database. iScala leverages XML Web services to enable integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, iScala supports various industry standard technologies, including Microsoft Message Queue Services, Transaction Services, and COM+ architecture, which, along with XML documents, improves componentization and support reliable message-based integration between applications and distributed servers.

iScala can be configured as an Enterprise Server version targeted at multi-site operations or as a Business Server version targeted at single-site operations. Each server version consists of the following optional suites and components: Financials (including General Ledger, Sales Ledger, Purchase Ledger, Promissory Notes, Cash Flow, Direct Invoicing and Fixed Assets), Asset Management, CRM, Sales Order Management, Material Management (including Stock Control and Purchase Management), Warehouse Management, Supply Chain Tools, Requisition Management, Commission Management, Warehouse Data Collection, Manufacturing, Advanced Manufacturing, Manufacturing Value Pack, Service Contract Management, Purchase Contract Management, Sales Contract Management, Lease Contract Management, Project Management, Service Management, and Payroll. In addition to these application components, Epicor Service Connect enables collaboration between applications, suppliers and customers, and the iScala Business Intelligence Server offers a suite of analytical and reporting tools designed to convert data into information that can be presented by the Web, portals, Windows, or Office documents.

iScala’s global functionality and numerous country-specific localizations provide the ability to deliver a solution for over 140 countries and territories with the local requirements for tax management, currency handling, language capabilities, statutory reporting, banking interfaces, and asset depreciation rules.

Local and distributed multi-company capabilities enable customers to manage complex business infrastructures. Multiple companies on a single server or on a server farm (multiple local servers) can be consolidated across differing charts of accounts and differing currencies, as well as enabling inquiring or reporting across companies or sharing Accounts Receivable and Accounts Payable. Global calendar management enables the system to manage companies, customers, suppliers, engineers, warehouses and any other resources across multiple time-zones. Global Administration provides central IT staff with the ability to manage distributed iScala system assets anywhere in the world as if they were local, including system updates, user roles, security, menu configuration, and databases.

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

Manufacturing and Supply Chain

In addition to Epicor, released in December 2008, the Company’s manufacturing applications also include Vantage, Vista, Avanté, and Manage 2000.

Vantage is an integrated ERP solution built on a SOA that meets the dynamic requirements of discrete mixed-mode manufacturers who have lean or ‘to-order’ manufacturing requirements and increasing distribution and fulfillment needs. Vantage handles many manufacturing philosophies simultaneously including make-to-order, configure-to-order, engineer-to-order, make-to-stock, and flow manufacturing. Vantage is designed as an easy-to-use, yet comprehensive solution that enables manufacturers to leverage their resources through its tools for customer relationship management, estimating, visual scheduling, job tracking and costing, as well as shop floor data collection. Vantage can manage enterprises from a single site, to multiple locations, to large global multi-company enterprises whose systems span multiple servers and databases across different geographies and languages.

Vantage is comprised of more than 25 integrated business modules and offers a complete solution, from front office functionality including sales force automation and customer support, to advanced planning and scheduling, supplier relationship management, advanced quality management, product lifecycle management, and a complete e-business suite including customer, supplier, and partner portals. Vantage provides strong scheduling and online information access capabilities. With its graphical scheduling tools and “what-if” simulation, Vantage enables users to create and execute realistic production schedules, based on the available resources, and react quickly and efficiently to schedule changes.

Vantage is comprised of groups of modules or suites that can be differently configured to comprehensively support a manufacturer’s or distributor’s unique business processes. Vantage includes the following application suites: CRM, Sales Management, Customer Service Management, Product Data Management, Planning and Scheduling, Materials Management, Financial Management, eBusiness Suite, and Business Performance Management.

•

CRM (Contact Management, Marketing, Sales) is an integrated solution for controlling a company’s interaction with its customers and prospective customers, from building, executing and tracking campaigns through lead generation and opportunity development, configuring quotations, and managing pipelines and forecasts. Through use of the Internet and Microsoft Office integration, Vantage CRM affords customers increased visibility and participation in the entire value chain process.

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

•

Customer Service Management (Support, Help Desk, Return Material Authorization, Field Service) provides a collaborative framework for streamlining service operations. It helps create a 360-degree view of a company’s customers to assist in the diagnosis and resolution of inquiries, cases, change requests, and issues related to support or service contracts and service-level agreements.

•

Product Data Management (Product Costing, Routings, Engineering Change and Revision Control, Product Configuration) serves as a central knowledge repository for process and product history. Its modules help promote integration, data exchange, increased control and communication across all constituents of the value chain (internal and external) that interact with the products.

•

Planning and Scheduling (Forecasting and Master Production Scheduling, Material Requirements Planning, Scheduling, Advanced Planning & Scheduling, Project Management, Global Multi-Site Management) offers flexible planning and scheduling solutions to help global make-to-order, make-to-stock, and mixed-mode manufacturers manage the complexity of their size and resources to improve response times and drive growth.

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

•

Materials Management (Advanced Material Management, Inventory Management, Shipping/Receiving, Supplier Relationship Management, Purchase Management, Pack Out Management, Auto Label/RFID Print Control) helps increase supply chain visibility and remove non-value added processes. By synchronizing processes throughout its value chain, a company can improve its ability to meet customer demands, provide faster delivery, and lower costs.

•

Financial Management (Accounts Receivable, Accounts Payable, General Ledger, Currency Management, Payroll, Fixed Asset Management, Multi-National Management, FRx Financial Reporting, Active Planner Budgeting, Planning and Forecasting) provides manufacturers with a complete suite of modules to support the collection, monitoring and reporting of their financial information; maximizing visibility, increasing performance, and improving cash flow. The FRx Financial Reporting and the Active Planner Budgeting, Planning and Forecasting modules are common component applications that are also available with the Company’s Enterprise and iScala products.

•

eBusiness Suite (Customer Connect, Supplier Connect, Sales Connect, Mobile Connect, EDI) leverages the Internet with Web applications like Customer Storefront, to help keep global enterprises connected with their entire network of trading partners: anytime, anywhere.

•

Business Performance Management (Business Intelligence, Portal, Information Worker, Service Connect, Dashboard) provides reporting and analysis, real-time business activity monitoring (BAM), and workflow based on defined events, rules, and/or established tolerances that can generate actions and alerts for transactions, metrics or processes. Vantage BPM enables increased collaboration, flow of information and better decision support between users, applications, suppliers, and customers.

The Vantage Business Performance Suite includes the Information Worker (IW), Portal and Service Connect common component applications collectively known as the Epicor Productivity Pyramid, which are also available with the Company’s Enterprise, Epicor, Clientele, ITSM, and iScala products.

Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of midmarket manufacturers.

Vista is an enterprise software solution specifically designed for the needs of smaller job shops, emerging manufacturers and the make-to-order departments of larger businesses that have less developed infrastructures, lower IT budgets, require a shorter deployment period and seek established, user-friendly products. Vista fully integrates over 20 business modules including: Customer Connect, EDI, Contact Management, Quotes, Orders, Shipping/Receiving, Jobs, Scheduling, Data Collection, Quality Assurance, Advanced Bill of Materials, Document Management, Inventory, Purchasing, Advanced Inventory Management, Purchasing RFQ, Accounts Receivable, Accounts Payable, General Ledger, Payroll, Currency Management, and Dashboard.

Customer Relationship Management - Clientele

Clientele is an integrated CRM solution designed to meet the needs of rapidly growing, small and midsized organizations. Clientele combines employee applications, such as opportunity management, with customer applications, such as Web-based order entry/inquiry, to provide companies and customers a true, up-to-the-minute picture of their relationship.

Clientele is comprised of Clientele Customer Support, which provides call management, product tracking, RMA tracking, call queuing/follow-up and problem resolution and Clientele Sales and Marketing, which provides contact, lead, opportunity and account management.

Clientele offers additional applications designed to extend the suite’s functionality, including Conductor, Connector and Epicor Portal. Conductor provides workflow routing and rules capabilities that allow any user to receive messages and tasks from the front office system. Connector enables remote sites and sales and support representatives in the field to connect to their master front office database and synchronize customer information, providing timely information whether the user is at headquarters, a remote site, or on the road.

•

Clientele suite is the first CRM application built completely on Microsoft .NET Framework. A smart client application, Clientele uses the Internet to interact with XML Web services, providing access to data according to specific business rules. Clientele leverages XML Web services to enable integration with other applications within and external to the enterprise.

•

Clientele uses Microsoft Visual Studio® .NET as its standard customization tool and can support extensions using any of the .NET-connected programming languages. The enhanced customization model supports the development of new functionality by inheriting from existing forms and Web services templates. This allows custom enhancements and extensions to be isolated from source code, so future upgrades and migrations do not overwrite customizations.

•

Clientele Suite includes Clientele Customer Support, Clientele Sales and Clientele Self-Service Portal, which provide a browser-based user interface to support self-service to customers via the Internet.

•

Clientele Self-Service Portal enables customers to submit support calls as well as check on the status of existing calls, view their detailed product information and returned merchandise authorizations, or drill down into the usage and adjustment details of their service agreements directly over the Web. The Clientele Self-Service Portal is a companion product for Clientele Suite.

The Clientele Suite also includes eMarketing, an e-mail marketing campaign manager and Advanced Surveys, a Web-based survey toolset (offered via a reseller relationship with Narragansett Technologies).

IT Service Management - Epicor ITSM

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

Aside from providing suites to manage IT service processes in five key service delivery or support areas, Epicor ITSM provides IT financial management, including purchasing, inventory, and registration of assets, a self-service portal and business intelligence solution. The solution is built using Microsoft Visual Studio and Microsoft .NET Framework and is available in 10 languages.

Retail - Epicor Retail

The Company has combined the CRS and NSB solutions to form the Epicor Retail Suite, which integrates retail management software along with hardware and services to provide a comprehensive solution for fashion, apparel and specialist retailers, as well as general merchandise and department stores. Designed for integration and scalability, the Epicor Retail Suite is a complete end-to-end retail solution for large multi-store, multi-channel retailers that can also be delivered preconfigured to small single-store retailers for rapid implementation or provided as a hosted, managed services offering, which can bring all of the benefits of “big retailer” functionality to small and midsized retailers. As a best-of-breed point solution, modules of the Epicor Retail Suite are deployed into some of the largest multi-register chain and department store environments. The Epicor Retail Suite is designed to help retailers choose, acquire and manage merchandise; engage, service, and retain customers; and analyze and optimize sales to improve business operations and meet the evolving merchandise and service expectations of today’s multichannel consumers.

The Epicor Retail Suite is comprised of modules that can be delivered as a complete solution, deployed best-of-breed, preconfigured or fully hosted to support the retailer’s complete business process and provide an integrated “post-to-host” experience from POS through the retail supply chain to the back office. The following applications are presently generally available in Epicor Retail Suite: Planning, Sourcing and Product Lifecycle Management, Merchandising, Store, Cross-Channel Order Management, CRM, Audit and Operations Management, Business Intelligence and Financials.

•

Planning automates the creation and balancing of product and store plans to enable retailers to allocate store plans more quickly and easily. Retailers can also plan assortments by store with combined visual and numeric planning. Plans can be synchronized across the retail organization, which can help retailers to develop effective inventory models that can maximize sales while minimizing risks.

•

Sourcing and Product Lifecycle Management (PLM) powered by Momentis, streamlines sourcing processes which can help retailers bring products to market quickly and cost effectively. With centralized workflow management for product development, collaborative vendor negotiation capability, production, and logistics tracking, Sourcing and PLM provides the retailers with key tools that can increase visibility and productivity, and drive more efficient supply chain management.

•

Merchandising enables retailers to more effectively manage inventory across the enterprise and improve the performance and coordination of processes throughout the retail cycle. Merchandising includes a complete suite of advanced applications and tools to assist retailers in analyzing ordering, pricing, distribution, and the overall management of merchandise to maximize return on investment. Leveraging consistent data across processes, the solution synchronizes and integrates purchasing, pricing, receiving, allocation, replenishment, and inventory management. Merchandising is designed for scalability and can support many users, stores and large volumes of data. Highly adaptable and easy to tailor, Merchandising is compatible with a thin-client user interface for the Web and includes powerful decision-support tools. Built using an open architecture, the Microsoft .NET Framework and Web services, Merchandising equips retailers to operate efficiently, respond to trends, and continue to grow – in local markets and around the world.

•

Store is an integrated suite of retail applications designed to address in-store technology requirements, enable retailers to deliver a superior shopping experience to their customers and increase the efficiency and service levels of store personnel. Store is designed around a flexible, multi-tier architecture using the Microsoft .NET Framework to enable a high degree of scalability, extensibility and interoperability. Store provides a variety of deployment options and configurations including thin and thick client, as well as an enterprise model, where the server functions are in a central location versus at each store or store group. Store includes a feature-rich POS and complete in-store system with a highly flexible configurator. Real-time features include CRM, stock locate and returns management, as well as a full complement of in-store back office modules. Mobile Store extends key functionality from the POS and back office solutions to wireless devices; un-tethering managers and other store personnel so that they can more freely engage with customers to increase service levels and improve the overall shopping experience.

•

EnterpriseSelling is a cross-channel order management solution that combines real-time inventory and location management with a configurable order manager to integrate inventory and transaction processing across multiple sales channels, allowing retailers to sell merchandise and satisfy customer demand from anywhere in the enterprise.

•

CRM provides a broad set of complementary tools to enable mutually beneficial relationships between a retailer and its customers. These tools are designed to drive sales, increase loyalty, and support the business processes necessary for success in today’s highly competitive marketplace. CRM provides integrated capabilities for customer analysis, customer segmentation, campaign management, and loyalty points program management. Designed to support multiple sales channels and employing powerful analysis tools, CRM can provide a complete and consolidated view of the customer through dashboards, key performance indicators (KPIs) and reporting templates. The CRM Customer Dashboard is created from a library of Web parts which provides a building-block approach that allows users to select the information that is meaningful to them and display it on a Web page. Users can also add information from other sources to complement or enhance their Customer Dashboard.

•

Audit and Operations Management consolidates, validates, and secures data from all sales channels into one location and to one standard, and then maps it consistently to enterprise applications. Audit and Operations Management consists of several applications that deliver improved performance and profitability by ensuring that accurate and timely relaying of transaction information throughout the enterprise. Sales Audit is designed to streamline the auditing of high volumes of transaction data by highlighting problem transactions, allowing users to quickly target and drill-down into more detailed information. Loss Prevention detects patterns of fraud and procedural violations according to a retailers business rules, and flags suspicious transaction activity for personnel to respond to. Loss Prevention enables faster fraud identification, better case management, improved productivity, greater staff awareness, and higher profitability across the retail chain. Voucher Management provides real-time updating of voucher documents, such as gift cards, gift certificates, and merchandise credits. The instant a gift certificate or gift card is activated; it can be redeemed in any of the retailer’s sales channels. Employee Productivity and Commissions (EPC) enables retailers to evaluate, track, encourage, and reward the performance of employees accurately, and automatically. EPC’s productivity component analyzes and reports each employee’s sales according to a wide range of KPIs, such as total merchandise amount, sales amount per hour, number of sales transactions, and units sold per transaction.

•

Business Intelligence assists retailers in the collection and aggregation of a wide variety of data from their sales audit, merchandising, and CRM solutions. Analysis and reporting tools can provide fresh insights and reveal emerging trends sooner, enabling more rapid and accurate decision making. Business Intelligence uses a data warehouse and cubes optimized for queries, custom reporting, drill downs, rich analytics, critical business metrics, and dashboards. A variety of direct action tools give retailers increased insight and broader control of their retail enterprise.

•

Financials are designed to automate and streamline a retailer’s financial processes with tools and controls to respond to increasingly complex legislative requirements and create value through timely financial monitoring and reporting. Financials provide a comprehensive end-to-end financial solution—which is integrated with Epicor Retail solutions.

To support implementation of the Epicor Retail Suite, a wide range of services are available including project management, requirements definition, system configuration, custom development, user training and standards documentation, store and corporate support, database administration, and managed and ongoing client care services.

Other Products

The Company serves as an original equipment manufacturer, vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of solutions requested by customers of Epicor, Enterprise, Vantage, Vista, iScala, Avanté and Epicor Retail, the Company resells third-party computer hardware systems and related peripherals.

Professional Services, Technical Support and Software Maintenance

The Company’s professional services organization provides consulting services, managed services, outsourcing and hosting services to support the implementation and integration of the Company’s software products, as well as education, training and other technical and business consulting and programming services. Professional services are available globally and generally provided on a time and materials basis, although the Company also provides fixed fee arrangements and occasional arrangements in which customer payments are tied to the achievement of specific milestones. Fixed fee or milestone-based contracts are based on developing mutually agreed upon project plans, which clearly define the activities that will be performed and the specific deliverables that will be produced, in accordance with predefined acceptance criteria. The Company believes its professional services, in conjunction with its current and planned product offerings, facilitates the licensing of technology to customers, stimulates demand for the Company’s products and provides a key market differentiator over many of its competitors as a single source vendor.

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

Marketing, Sales and Distribution

The Company sells, markets, and distributes its products and services worldwide, primarily through a direct sales force, as well as through an indirect channel including a network of VARs, distributors and authorized consultants who market the Company’s products on a predominately nonexclusive basis. The Company’s products are sold to and used by a broad customer base, including manufacturers, distributors, retailers, sports and leisure, recreation and service organizations, as well as companies in technology/software, healthcare, government, education and other sectors. The Company sells its Epicor, Enterprise, iScala and Vantage solutions through a hybrid channel that includes a direct sales force and a network of VARs. The Company also sells its Clientele and Vista solutions through an internal telesales organization and through a network of VARs. The Epicor Retail, Avanté and Manage 2000 products are presently sold by direct sales forces. In the United Kingdom, Epicor Retail products which were previously sold by NSB are sold by a distributor. The Avanté product is sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

In recognition of global opportunities for its software products, the Company has committed resources to a global sales and marketing effort. The Company has established offices in the United Kingdom, Hungary, Romania, Sweden, Australia, New Zealand, Canada, Mexico, Hong Kong, Singapore, Taiwan, Malaysia, and South Africa to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia, and the Middle East predominately through third-party distributors and dealers.

The Company translates and localizes certain products, either directly or through outside contractors, for sale in Europe, the Middle East, Africa, Latin America, and Asia Pacific.

The Company also provides access to its solutions through application hosting, which allows customers to access the software over the Internet from servers that are most often housed in data centers or co-location facilities versus at the customer’s site. Epicor Hosting Services allows customers to purchase the infrastructure and system support on a monthly basis through leading global infrastructure providers like Savvis, Navisite, and IBM Corporation. Hosting provides a deployment alternative to companies who do not want to invest in the hardware, IT personnel or the technology infrastructure necessary to support a premise-based software deployment. By hosting the software through Epicor Hosting Services, a company can free up critical capital resources, both intellectual and monetary, and focus on its core business operations. Epicor Hosting Services takes care of data back-up and disaster recovery to increase continuity, security, and support un-interrupted access to business applications. Alongside application hosting services, Epicor Managed Services can deliver application portfolio management, and enhance normal support and maintenance offerings with comprehensive release and application infrastructure management and administration—backed by full help desk access and service level protection services.

A natural progression from Epicor Managed Services is Epicor Outsourcing Services, a business process outsourcing (BPO) solution that offers companies the ability to further focus on their core business, better manage cost and gain access to skilled resources by the transitioning and on-going task management of non-value added business processes, such as the management of the accounts payable process, to Epicor.

Customer and Backlog

No single customer accounted for more than 10% of revenue for the years ended December 31, 2008, 2007 and 2006. Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is not significant or meaningful.

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

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features, for its product lines, (ii) continue to leverage a SOA, Web services and the Microsoft .NET Framework, (iii) develop additional enterprise applications supporting both business-to-business and business-to-consumer solutions and (iv) develop and/or acquire new applications or modules that build upon the Company’s business application strategy. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

The Company’s technical strategy for its Enterprise, Epicor, Epicor for Service Enterprises, iScala, Clientele, Epicor Retail, Vantage and Vista suites of applications is centered on the Microsoft .NET Framework to provide enhanced scalability, flexibility and interoperability. The architecture consists of a multi-tiered, distributed application model and a comprehensive set of infrastructure and application services. This architecture provides tools, technologies and services to develop highly adaptive applications that can support multiple client deployments including smart-client, browser-based and mobile clients. More importantly, this architecture provides the infrastructure for connecting enterprises through the Internet by leveraging key Microsoft technologies such as Microsoft Commerce Server, Microsoft COM+ (Component Object Model) and Microsoft BizTalk Server, which provide a complete framework for enterprise application integration, electronic commerce and business interoperability through industry leading support for XML Web services. Epicor believes that it has maintained a leadership position with respect to the .NET Framework and Web services. The Company was among the first early adopters invited by Microsoft to work with Visual Studio .NET and the .NET Framework and participated with Microsoft in the launch of the Web services Interoperability Organization (WS-I.org) to promote standards for interoperability and accelerate the adoption and deployment of Web services. The Company was also the first vendor to release enterprise CRM and ERP for Services applications fully re-architected for the .NET Framework. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

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

The Company’s future business is dependent on the execution of the strategy that is in place to target the enterprise software needs of midsized businesses and the divisions of global enterprises. Any significant delay in shipping new modules or enhancements could have a material adverse effect on the Company’s results of operations. In addition, there can be no assurance that new modules or product enhancements developed by the Company will adequately achieve market acceptance.

Expenditures for software development were $52.5 million, $37.4 million and $34.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Expenditures for software development as a percentage of revenue were 10.8%, 8.7% and 8.9% for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company primarily competes in three enterprise business applications markets: emerging enterprises, midmarket enterprises, and divisions of the Global 1000. The Company defines emerging enterprises as rapidly growing businesses under $25 million in annual revenues. Emerging enterprises generally lack dedicated information technology management resources and require affordable solutions that do not require a high level of ongoing maintenance and support for their continued operation. Products in this market are principally sold through VARs and telesales persons with the purchasing decision often influenced by professionals providing consulting services. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price and quality. The Company believes it competes favorably with respect to all of these factors.

The Company competes primarily in the midmarket, which the Company defines as growing enterprises with revenues between $25 million and $1 billion. Businesses in the midmarket require solutions that provide a more sophisticated level of functionality to effectively manage their business. These businesses require applications that are easy to implement, extend, manage and use, as well as being affordable. Midmarket enterprises also often lack dedicated information technology management resources and need solutions that do not require a high level of ongoing maintenance and support for their continued operation. The Company believes that purchases in this market are primarily influenced by functionality, performance, availability of a Windows-based solution, price, quality, and customer service. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server-based solutions, and the Epicor, Enterprise, Epicor for Services Enterprises, iScala, Clientele, Epicor Retail, Vantage and Vista product lines are well positioned to address this requirement.

The Company also competes for the divisions and subsidiaries of larger Global 1000 corporations, which the Company defines as enterprises with over $1 billion in annual revenue. Global 1000 companies seeking to deploy a standard business solution across their subsidiary operations have typically been challenged with the total cost of ownership (TCO) of deploying their corporate level Tier-1 system to operating units which often operate more like midmarket entities. Additionally, localization issues and technical infrastructure problems in remote locations have made Tier-1 global roll-outs cost prohibitive. These businesses may require a single standardized application that can be deployed worldwide using a low cost decentralized implementation, as opposed to implementing through a centralized infrastructure. At the same time, they require the ability to roll-up management information on a daily or weekly basis, as well as support drill-down from corporate or regional offices to the underlying data in the subsidiaries as required. The Company believes that purchases in this market are primarily influenced by availability, high functionality, integration, localization, overall cost of ownership, availability of a Windows-based solution, standardization and a global customer support infrastructure. The Company believes it competes favorably with respect to all of these factors. Increasingly, customers in this market segment are looking for Microsoft SQL Server based solutions. The Company believes its Epicor, Enterprise, Epicor for Services Enterprises, iScala, Epicor Retail, and Vantage product lines are well positioned to address this requirement.

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

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in four distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting midsized businesses as their traditional market becomes saturated, including Oracle Corporation (includes Peoplesoft and J.D. Edwards), and SAP AG, (ii) mid-range ERP vendors, including Infor (includes Geac, Mapics, SSA, Symix and Systems Union), Lawson Software Inc. (includes Intentia), IFS and Microsoft Dynamics (includes Great Plains, Axapta, and Navision), and (iii) established “best-of-breed” or point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd., and Systems Union, Ltd. (now part of Infor) for financial accounting; Deltek Systems, Inc., Unit 4 Agresso, N.V, and BST Global for professional services automation; HighJump Software (owned by Battery Ventures), Prophet21 (owned by Activant), and Manhattan Associates, Inc. for distribution and warehousing; QAD, Inc., for manufacturing; JDA Software Group Inc. and DataVantage (owned by Micros Systems, Inc.) for specialty retail; and Salesforce.com Inc., Siebel Systems Inc. (owned by Oracle Corporation), FrontRange Solutions, Inc. and Numara Software for sales force automation, customer service and support, and ITSM, and (iv) emerging software-as-a-service (SaaS) providers including NetSuite, Plexus Systems, and Salesforce.com Inc. In addition, as the Company sells its products to larger companies, it also faces increased competition from larger and well-established competitors such as Oracle and SAP AG. While these competitors offer dedicated applications, the Company believes that its broad product offerings, global infrastructure and level of product integration provide a significant competitive advantage.

Intellectual Property

The Company regards its software as proprietary in that title to and ownership of the software generally resides exclusively with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third parties will not copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary. To date, the Company has not relied on patent protection for its software products. While the Company’s competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors such as the knowledge, ability and experience of the Company’s personnel, name recognition, and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competitors will not independently develop software products that are substantially equivalent or superior to the Company’s software products.

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

As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software programs will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Employees

As of January 31, 2009, the Company had 2,645 full-time employees. The Company had 552 in product development, 456 in support services, 848 in professional services, 391 in sales, 71 in marketing and 327 in administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

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

In connection with our acquisitions, we currently, as of December 31, 2008, have goodwill of $363.6 million and $113.6 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that has occurred for our common stock since December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

We have a significant amount of debt in connection with our convertible senior note offering in 2007 and borrowings under our credit agreement in February 2008.

As of December 31, 2008, we had approximately $230 million of outstanding debt related to our convertible note offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended by the First Amendment dated February 11, 2008 and the Notice dated February 11, 2008, of which $95 million is outstanding at December 31, 2008, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our credit agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our senior secured credit facility, could permit the lenders to foreclose on our assets securing that debt. For example, we have failed to meet the financial covenants in our credit agreement twice and have been forced to seek a waiver or amendment by paying a penalty to prevent an event of default. If we are unable to satisfy these financial covenants in the future, amendments or waivers to the credit agreement may not be available on reasonable terms or at all, which may result in an event of default;

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

The future success of our Epicor product could materially impact our ability to successfully grow our business.

Epicor, our next generation ERP software product, became generally available during the fourth quarter of 2008. We expect Epicor to be the ERP solution of choice for the focused vertical markets we serve and to provide near and long-term opportunities for license growth acceleration into current and new markets we plan to address, as well as generate migration and upgrade license sale opportunities into our installed base of customers worldwide. If we are not able to successfully market and license Epicor in the future, it may have an adverse affect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.

The accounting method for our convertible debt securities changed beginning January 1, 2009.

Under previous accounting rules and regulations, for the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement and meeting specified requirements under U.S. generally accepted accounting principles (GAAP) could be accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable to settle the conversion spread being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share until the notes are “in the money,” and we are assumed to issue the number of shares of our common stock to settle the conversion spread.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company, which will have a $7.9 million impact on our results of operations for 2009.

If the emerging and current technologies and platforms of Microsoft and others upon which the Company builds its products do not gain or retain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenues will suffer.

The Company’s software products are built and depend upon several underlying and evolving relational database management system (“RDBMS”) platforms such as Microsoft SQL Server, Progress and IBM. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or will remain popular in the future. For example, the Company believes the Internet has and continues to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards web-based applications and away from server-based applications. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company is proceeding on its previously announced determination to continue with development of several of its primary product lines upon the Microsoft .NET technology. If the Company cannot continue to develop such ..NET compatible products in time to effectively bring them to market, or if .NET does not become or continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to web-based applications, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position, operating results and revenues could be adversely affected.

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

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer so renew or that a customer pay new license or service fees to the Company following the initial purchase. For example, as a result of the recent economic downturn, some customers have failed to renew their maintenance and support agreements. As a result, if the Company’s existing customers fail to renew their maintenance and support agreements or fail to purchase new product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

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

The business information systems industry in general and the manufacturing, distribution, retail, CRM and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs and (v) a larger installed customer base than the Company. In addition, as the Company continues to sell to larger companies outside the mid-market, it faces more competition from large well-established competitors such as SAP and Oracle. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

If we were to lose and not be able to replace the services of the members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our executive officers and other senior members of our management team such as our chief marketing officer and senior vice presidents are critical to the overall management of Epicor as well as the development of our technology, our operations and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The transition at the CEO level over the last year and the loss of members of our executive management team, such as the departure in 2008 of our Chief Operating Officer and Chief Financial Officer could adversely affect our ability to compete effectively and seriously harm our business if the management team is unable to lead the Company during this time of transition and attract qualified replacements in a timely manner.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the fiscal years ended December 31, 2008, 2007 and 2006, 32.6%, 39.8% and 36.8%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during the fourth quarter or 2008, FX losses totaled $0.8 million. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the fiscal years ended December 31, 2008, 2007 and 2006, approximately 11%, 13% and 14%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.

The Company considers its proprietary software and the related intellectual property rights in such products to be among its most valuable assets. The Company relies on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and thirdparty nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company has in the past taken legal action against third parties whom the Company believed were infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

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

Fluctuations in foreign currency exchange rates may negatively impact the financial results of the Company.

The results of operations or financial condition of the Company may be negatively impacted by fluctuations in foreign currency exchange rates. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the U.S. dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the U.S. dollar and other currencies because our financial results are reported on a consolidated basis in U.S. dollars and through the use of foreign currency denominated loans available under the Company’s credit facility. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchased options contracts to mitigate unfavorable impacts to our non-operating income.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2006 through the fourth quarter of 2008, quarterly operating results have ranged from a loss of $9.0 million to income of $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	Continued turmoil in the global economy;

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

From the first quarter of 2006 through the fourth quarter of 2008, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $70.2 million at December 31, 2006 to $89.8 million at December 31, 2008. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 65 to highs of 91, due to a variety of factors. Given the recent economic turmoil, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of December 31, 2008, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds and $95.5 million in debt.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended December 31, 2008, the closing price of the Company’s common stock ranged from a low of $3.05 to a high of $15.49. For the year ended December 31, 2008, the price of the Company’s common stock ranged from a low of $3.05 to a high of $12.62. As of March 1, 2009, the Company had 59,784,493 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

If we are not able to successfully integrate NSB Retail Systems and its operations with those of CRS Retail Technology Group and the Company, our ability to achieve anticipated revenues and related profits, as well as sales for NSB products may be adversely impacted.

The future success of our acquisition of NSB will depend in large part upon our ability to continue to successfully integrate the NSB retail business with CRS retail business and into the Company. As with most acquisitions, integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the business of NSB and thus, the Company. The challenges involved in continuing to integrate NSB with the Company include:

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

The integration of the NSB business into the Company’s business may not realize all of the anticipated benefits of the acquisition, including synergies, to the extent, or in the time frame, anticipated. The failure to fully integrate the NSB business operations successfully with those of CRS and the Company or to realize all of the anticipated benefits of the acquisition, including synergies, could seriously hinder our plans for product development and business and market expansion.

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

Our preferred share rights plan, blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price or discourage merger.

We have in place a preferred share rights plan and our board also has the authority to issue preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. Although we have no current plans to issue shares of preferred stock, if we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. Furthermore, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. In the past, we have been the target of unsolicited takeover bids and an unsolicited tender offer. The preferred share rights plan and these other provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board an opportunity to consider various alternatives to increase stockholder value. The preferred share rights plan and other provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the operation of the preferred share rights plan, the potential issuance of preferred stock or the restrictions in Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below outlines the Company’s primary owned properties as of December 31, 2008

Location	Square Footage
Montreal, Canada	125,000
Columbus, Ohio	16,000

The below table outlines the Company’s primary property leases as of December 31, 2008:

Location	Square Footage	Lease Expiration
Irvine, California - HQ	74,000	July 2011
Newburgh, New York	110,000	December 2009 - 2010
Minneapolis, Minnesota	52,000	August 2012
Moscow, Russia	24,000	May 2009
Bracknell, United Kingdom	23,000	March 2019
San Diego, California	21,000	August 2009
Monterrey, Mexico	17,000	July 2015
Nacka, Sweden	16,000	September 2012

The principal activities in Irvine, California are corporate headquarters, sales, marketing, development and customer support. The Company has approximately 173,000 square feet in the San Diego facility, of which approximately 152,000 square feet is currently sublet to two third parties. The principal activities in San Diego, Minneapolis, Montreal and Newburgh are sales, development, consulting and customer support. Internationally, Bracknell, United Kingdom is the International headquarters for sales, marketing, consulting, customer support and administration. Of the total Bracknell, United Kingdom space, approximately 8,700 square feet is currently being sublet to a third party. The Company also leases property in Monterrey, Mexico, Kuala Lumpur, Malaysia, Bratislava, Slovakia, Budapest, Hungary and Moscow, Russia primarily for its product development and customer support centers.

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

On October 17, 2008, a purported class action complaint was filed against Epicor and members of its Board of Directors in Superior Court for Orange County, California, entitled Tola v. Epicor Software at al., Case No. 30-2008-00214327-CU-SL-CXC. On October 30, 2008, plaintiff filed an amended complaint. The amended complaint brought as a purported class action on behalf of a class of Epicor stockholders, alleged that the Board of Directors breached its fiduciary duties by rejecting and failing properly to consider Elliott’s proposal to acquire all of Epicor’s outstanding shares of Common Stock, by failing properly to consider other strategic alternatives that may be available to the Company, by failing to maximize shareholder value, and by making misleading disclosures and failing to disclose material information in its Schedule 14D-9. The amended complaint also alleged that the Board of Directors has breached its fiduciary duty by implementing measures that act as a barrier to Elliott’s proposal or to other possible proposals for acquisition of the Company. The complaint sought declaratory relief and injunctive relief requiring the Board of Directors to act in accordance with its fiduciary duties. The Amended complaint was dismissed without prejudice by the plaintiff on January 24, 2009.

The Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending such these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain presently, the Company anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	MARKET VALUE OF COMMON STOCK

The Company’s Common Stock is traded on The Nasdaq Global Select Market under the symbol EPIC. The following table sets forth the range of high and low closing prices for the Company’s Common Stock for the periods indicated.

Year ended December 31, 2007:
	High	Low
1st Quarter	$14.43	$12.78
2nd Quarter	$15.49	$13.79
3rd Quarter	$15.00	$12.34
4th Quarter	$13.87	$10.55

Year ended December 31, 2008:
	High	Low
1st Quarter	$12.62	$10.33
2nd Quarter	$11.51	$6.91
3rd Quarter	$8.71	$6.47
4th Quarter	$8.93	$3.05

There were approximately 1,217 registered security holders of record as of March 1, 2009. Because many of the Company’s shares of common stock are held by brokers or other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by the record holders. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future. The 2007 credit agreement limits the Company from making dividend or other distributions (including the ability to repurchase shares of the Company’s common stock) in connection with the Company’s equity interests. Under the 2007 credit facility, the Company may make up to $50 million of such dividend or other distributions, subject to the financial covenants under the 2007 credit facility.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Epicor Software Corporation under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison of cumulative total returns for the Company, the Center for Research in Securities Prices Index for the NASDAQ Stock Market (United States Companies) (the “CRSP NASDAQ Index”) and the Center for Research in Securities Prices Index for NASDAQ Computer and Data Processing Stocks (the “CRSP NASDAQ Computer Index”) for the last five fiscal years ended on December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the common stock of the Company, the Nasdaq Market Index and the CRSP NASDAQ Computer Index and assumes that all dividends have been reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE – YEAR CUMULATIVE TOTAL RETURNS

(Epicor Software Corporation, CRSP NASDAQ Index, CRSP NASDAQ Computer Index)

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2003
2004
2005
2006
2007
2008
EPICOR SOFTWARE
NASDAQ Stock Market (US)
NASDAQ Computer and Data Processing Index

Legend

Symbol	CRSP Total Returns Index for:	2003	2004	2005	2006	2007	2008
◆	EPICOR SOFTWARE	100.0	110.4	110.7	105.9	92.3	37.6
■	Nasdaq Stock Market (US)	100.0	108.8	111.1	122.0	132.4	63.8
▲	Nasdaq Computer and Data Processing Index	100.0	110.2	114.0	128.0	156.4	90.0

Notes:

A. Data complete through last fiscal year.

B. Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

C. Peer group indices use beginning of period market capitalization weighting.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	(a) Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	1,873	$6.98		N/A	N/A

November 1, 2008 to November 30, 2008	3,265	$7.34		N/A	N/A

December 1, 2008 to December 31, 2008	—	—		N/A	N/A

Total	5,138	$7.21	(1)

(1)	Represents the weighted average price per share purchased during the fourth quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. There were no repurchases that were made pursuant to this program during the fourth quarter of fiscal 2008.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data presented below for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements that are not included in this Annual Report.

	As of and for the years ended December 31,
in thousands, except per share amounts	2008	2007	2006	2005	2004
	(5)	(4)	(3)	(2)	(1)
Total revenues	$487,879	$429,832	$384,096	$289,413	$224,866

Net income	$1,021	$41,277	$23,818	$52,035	$23,969

Basic net income per share	$0.02	$0.72	$0.43	$0.95	$0.47

Diluted net income per share	$0.02	$0.71	$0.42	$0.92	$0.45

Total assets	$772,555	$645,381	$441,890	$428,951	$255,749

Long-term debt (less current portion)	$315,305	$230,491	$98,273	$124,639	$30,264

Total stockholders’ equity	$266,084	$262,925	$208,620	$170,450	$97,657

(1)	For the year ended December 31, 2004, net income included restructuring charges of $2,382,000 and includes the results of operations related to the Scala acquisition from June 18, 2004 (date of acquisition) through December 31, 2004.
(2)	For the year ended December 31, 2005, net income included restructuring charges of $359,000, a non cash income tax benefit of $18,189,000 and included the results of operations related to the CRS acquisition from December 6, 2005 (date of acquisition) through December 31, 2005.
(3)	The amounts included in 2006 and the following years reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), effective January 1, 2006.
(4)	For the year ended December 31, 2007, net income included restructuring charges of $909,000 and a non cash income tax benefit of $13,970,000.
(5)	For the year ended December 31, 2008, net income included restructuring charges of $9,143,000 and included the results of operations related to the NSB acquisition from February 7, 2008 (date of acquisition) through December 31, 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions and services primarily for use by midsized companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $25 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners, and employees through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. The Company believes that by automating and integrating information and critical business processes across their entire value chain, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The financial market crisis has continued to disrupt credit and equity markets worldwide and has led to continued weakening in the global economic environment. The effect of the continued weakening of the global economy and the fallout from the financial market crisis is expected to continue to challenge Epicor’s ability to sell software licenses and may negatively impact demand for our consulting services. The adverse economic environment has also increased the difficulty of forecasting revenues, as a decrease in license revenue may lead to a decrease in consulting revenue in the same or subsequent quarters. Lower license revenue may also decrease maintenance revenue since maintenance fees for new product licenses are directly related to software license sales. In response to this difficult economic environment, Epicor took steps in November 2008 to reduce our headcount and lower expenses. The Company continues to monitor the economic situation, the business environment and the Company’s outlook.

Total revenues for the year ended December 31, 2008, increased 13.5% to $487.9 million, compared to $429.8 million for the year ended December 31, 2007. This included total revenue from the NSB acquisition of $70.0 million, of which $8.4 million was related to hardware and other. Net license revenue decreased by 17.4% to $90.4 million for the year ended December 31, 2008, when compared to net license revenue of $109.4 million for the year ended December 31, 2007. Consulting revenue was $152.2 million for the year ended December 31, 2008, an increase of 12.9% compared to consulting revenue of $134.7 million for the year ended December 31, 2007. Maintenance revenue for the year ended December 31, 2008 was $192.3 million, an increase of 20.0% compared to maintenance revenue of $160.3 million for the year ended December 31, 2007. Hardware and other revenue for the year ended December 31, 2008 was $53.0 million, an increase of 108.8% compared to hardware and other revenue of $25.4 million for the December 31, 2007. See discussion in Results of Operations for more detailed information.

Overall gross margin was 44.1% for the year ended December 31, 2008, compared to 51.3% during the same period in 2007, down primarily due to higher amortization related to the NSB intangible assets, as well as the addition of NSB’s relatively lower gross margins than the Company has historically achieved

Cash flows from operations were $64.4 million during the year ended December 31, 2008, compared to 2007 cash flows from operations of $65.3 million. Cash flows were relatively flat despite significantly lower net income for the year ended December 31, 2008, compared to 2007. This is due to an increase in amortization and increase in restructuring charges in the current year, an approximate $14.0 million noncash tax benefit in the prior year, offset with additional cash provided by working capital accounts in the current year.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at December 31, 2008. Receivables from customers are generally unsecured.

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

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. In accordance with SFAS No. 141, “Business Combinations,” the Company has recorded these acquisitions using the purchase method of accounting. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company annually performs an impairment review of its recorded goodwill, and in 2008 determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

During the fourth quarter of 2008, the closing price of the Company’s common stock was significantly impacted by the volatility in the U.S. equity markets. The price of the Company’s common stock reached a low of $3.05 during the fourth quarter; a condition that was not sustained for an extended period of time. These lows for the Company’s common stock coincided with the stock markets’ 52 week lows recorded as the financial crisis intensified. During most of the fourth quarter 2008, the Company’s common stock traded above $4.00 per share and closed the fiscal quarter at $4.80 per share on December 31, 2008. Our market capitalization as of December 31, 2008 was $287.5 million and exceeded the carrying value of our consolidated net assets of $266.1 million by $21.4 million.

We believe that the fair value of our Company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. Although our market capitalization exceeded the carrying value of our consolidated net assets by $21.4 million as of December 31, 2008 before considering a control premium, the Company completed a formal interim step 1 impairment test, which again showed no impairment. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization and cash flows, we will continue to monitor and evaluate the carrying value of our goodwill.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006. Under the fair value recognition provisions of this statement, stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting primarily restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

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

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years and anticipated operating income and cash flows for future periods, that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released a portion of the valuation allowance related to certain foreign jurisdictions, resulting in a non-cash income tax benefit to net income, as well as a credit to goodwill as some of the deferred tax assets existed at the date of Scala’s acquisition. The Company intends to maintain a valuation allowance for the remaining foreign deferred tax assets until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters.

Future releases of the valuation allowance related to the Scala acquisition will be accounted for as a reduction in income tax expense pursuant to SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

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

Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

U.S. income taxes were not provided for on unremitted earnings from certain non-U.S. subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

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

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311.8 million, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161.0 million in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 6 in Notes to Consolidated Financial Statements).

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	6,479

Total purchase price	$318,324

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The purchase price allocation and transaction costs are preliminary and will be adjusted upon completion of the final valuation of acquired assets and liabilities assumed, including deferred income tax assets and liabilities. The Company adjusted goodwill by $12.7 million since the original allocation on February 7, 2008, primarily related to finalizing the fair value of land and buildings which resulted in an increase in property and equipment of $4.1 million, and a reduction to deferred taxes of $15.9 million. See Note 4 in Notes to the Consolidated Financial Statements for a discussion of goodwill and intangibles acquired.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and cash equivalents	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	16,038
Prepaid and other assets	4,720
Deferred tax assets	2,047

Total tangible assets acquired	75,456
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	196,669
Accounts payable and accrued expenses	(23,346)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(12,563)

Net assets acquired	$318,324

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4.5 million for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was completed as of December 31, 2008.

Included in the Company’s operating results for the year ended December 31, 2008 is a charge of $0.2 million for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

See Note 3 in Notes to Consolidated Financial Statements for Pro Forma information related to this acquisition.

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

Restructuring Charges

For the year ended December 31, 2008, the Company recorded restructuring charges of $9.1 million. These charges represent $7.0 million of severance related costs. The severance costs are associated with the cost reduction initiatives taken in the fourth quarter, severance costs related to management severance and cost reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The company also recorded $2.1 million of facilities charges related primarily to changes in estimates on subleasing facilities located in the United Kingdom. In connection with these restructuring activities, the Company terminated 362 employees or approximately 12% of the Company’s workforce during the year from all functional areas. As of December 31, 2008, all of the terminations have been completed.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 (in millions, except percentages ):

	Year Ended December 31		Change
	2008	2007	Change $	Change %
Revenues
License	$90.4	$109.4	$(19.0)	(17.4)%
Consulting	152.2	134.7	17.5	12.9%
Maintenance	192.3	160.3	32.0	20.0%
Hardware and other	53.0	25.4	27.6	108.8%

Total revenues	487.9	429.8	58.1	13.5%

Gross profit %
License	79.9%	78.3%
Consulting	17.4%	17.9%
Maintenance	75.0%	78.2%
Hardware and other	9.7%	11.4%

Amortization of intangible assets	$32.9	$17.4	$15.5	88.9%
% of total revenues	6.7%	4.1%

Gross profit	$215.1	$220.5	$(5.4)	(2.5)%
% of revenues	44.1%	51.3%

Sales and marketing	$82.9	$80.5	$2.4	3.0%
% of revenues	17.0%	18.7%

Software development	$52.5	$37.4	$15.1	40.6%
% of revenues	10.8%	8.7%

General and administrative	$52.1	$58.3	$(6.2)	(10.6)%
% of revenues	10.7%	13.6%

In-process research and development	$0.2	$—	$0.2	0.0%
% of revenues	0.0%	0.0%

Restructuring charge	$9.1	$1.6	$7.5	482.0%
% of revenues	1.9%	0.4%

Interest expense	$15.6	$8.5	$7.1	84.4%
% of revenues	3.2%	2.0%

Gain on sale of non-strategic asset	$—	$1.6	$(1.6)	(100.0)%
% of revenues	0.0%	0.4%

Interest and other income, net	$0.3	$6.6	$(6.3)	(95.4)%
% of revenues	0.1%	1.5%

Provision for income taxes	$1.8	$1.3	$0.5	46.5%
Effective tax rate	64.3%	3.0%

Net income	$1.0	$41.3	$(40.3)	(97.5)%
% of revenues	0.2%	9.6%

Revenue

The decrease in license revenues for the year ended December 31, 2008, compared to the same period in 2007, is due primarily to the downturn of the overall economic environment and lengthening sales cycles. Due to the volatility surrounding the financial markets, the uncertainty regarding the state of the economy and tightening of the credit market, some customers were reluctant to sign new deals, and many retailers are implementing projects on a staged basis where they purchase and roll out smaller parts of their total solution. The decrease in license revenue was partially offset by additional license revenues due to the acquisition of NSB. License revenues for the year ended December 31, 2008, included eleven sales greater than $0.5 million, of which two were greater than $1.0 million. License revenues for the year ended December 31, 2007, included ten deals greater than $0.5 million, of which three were greater than $1.0 million. One of the sales greater than $1.0 million in 2007 was related to the sale of a non-strategic asset (see “Sale of Non-Strategic Asset”).

Consulting revenues increased for the year ended December 31, 2008, compared to the same period in 2007, due to the acquisition of NSB and an increase in international managed services, which is a newly provided service, offset by decreased consulting revenue due to a significant international engagement in the prior period with no similar engagement in the current period. Consulting revenues were also negatively impacted by a strategic consulting deal with a large customer that required the Company to allocate significant consulting resources to this project with little additional associated revenues.

The increase in maintenance revenues for the year ended December 31, 2008, compared to the same period in 2007, is due primarily to the acquisition of NSB, which contributed maintenance revenues during the year, as well as continued high renewal rates in the Company’s customer base, continuing new license sales and related maintenance contracts sold with new licenses, and continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the year ended December 31, 2008, as compared to the same period in 2007, is due to the acquisition of NSB and the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $159.1 million and $170.9 million for the year ended December 31, 2008 and 2007, representing 32.6% and 39.8%, respectively, of total revenues. The decrease in international revenues as a percentage of total revenues was primarily due to the acquisition of NSB whose customers are primarily in the United States. The decrease in international revenues for the year ended December 31, 2008 compared to the same period in 2007 in absolute dollars is due to the general global economic downturn, a significant license sale in 2007(see “Sale of a Non-Strategic Asset” below) and the inclusion of a significant consulting engagement in the prior year. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the year ended December 31, 2008 being reported $0.6 million, or 0.1% of total revenue, lower than these revenues would have been if they had been translated at 2007 foreign currency exchange rates.

Cost of Revenues and Gross Margins

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the year ended December 31, 2008, compared to the same period in 2007, gross profit of license revenue increased as costs decreased due primarily to a lower mix of third party software sales, partially attributable to the acquisition of NSB.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs increased in absolute dollars during the year ended December 31, 2008, compared to the same period in 2007, due primarily to the acquisition of NSB. Consulting services margins decreased slightly for the year ended December 31, 2008, compared to the same period in 2007, due primarily to losses incurred during 2008 on a strategic consulting contract. In addition, consulting services margins were negatively impacted in the first quarter of 2008 due to lower than expected utilization rates related to the integration of NSB and the significant hiring the Company has done in lower cost geographies over the past several quarters, which required more training to bring these consultants up to fully billable rates. The decrease in the first quarter of 2008 was offset by the Company’s successful focus on increasing utilization rates for the remainder of the year as well as NSB’s higher consulting gross margins.

Cost of maintenance revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products. For the year ended December 31, 2008, compared to the same period of 2007, cost of maintenance revenues increased in absolute dollars due primarily to the acquisition of NSB. Maintenance gross profit decreased for the year ended December 31, 2008, compared to the same period in 2007, due to the addition of NSB maintenance revenue, which has lower gross margins.

Cost of hardware and other revenue increased in absolute dollars in the year ended December 31, 2008 compared to the same period in 2007, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the year ended December 31, 2008 and 2007, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $32.9 million and $17.4 million, respectively. The increase in amortization expense for the year ended December 31, 2008, as compared to the same period in 2007 is due to the additional amortization expense related to intangible assets acquired in the NSB acquisition, offset by intangible assets that became fully amortized during the period. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2015. See Note 4 in Notes to Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. These costs increased in absolute dollars, but decreased as a percentage of revenue, for the year ended December 31, 2008, compared to the same period in 2007. The decrease as a percentage of revenue is due to the increased revenues, as well as a continued focus on expense management. The increase in absolute dollars is due primarily to the NSB acquisition.

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

Software development expenses increased in absolute dollars and as a percentage of revenue for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the acquisition of NSB as well as to additional investments made in launching Epicor.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses decreased in absolute dollars and as a percentage of total revenues during the year ended December 31, 2008, compared to the same period in 2007. This decrease is primarily attributable to reductions in overhead costs, personnel related costs, including stock-based compensation expense, associated with changes in senior management within the Company and reductions in provision for doubtful accounts, partially offset by an increase in costs from the acquisition of NSB.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted and restricted stock issued by the Company. For the years ended December 31, 2008 and 2007, stock-based compensation expense was $7.0 million and $11.7 million, respectively. Stock-based compensation expense decreased due primarily to changes in senior management as well as not issuing as many shares related to the performance-based restricted stock plan.

At December 31, 2008, there was approximately $9.6 million and $3.9 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately one year. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s final achievement, the Company has recorded stock compensation expense related to these grants of $3.1 million for the year ended December 31, 2008.

At December 31, 2008, there was approximately $0.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007
Cost of consulting revenues	$408	$1,234
Cost of maintenance revenues	359	514
Sales and marketing	2,430	3,909
Software development	591	856
General and administrative	3,257	5,181

Total stock-based compensation expense	$7,045	$11,694

Restructuring

For the year ended December 31, 2008, the Company recorded restructuring charges of $9.1 million. These charges represent $7.0 million of severance related costs. The severance costs are associated with the cost reduction initiatives taken in the fourth quarter, severance costs related to management severance and cost reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The company also had $2.1 million of facilities charges related primarily to changes in estimates on subleasing facilities located in the United Kingdom.

Interest Expense

Interest expense increased for the year ended December 31, 2008, as compared to the same period in 2007 due to increased interest on additional debt incurred in February for the acquisition of NSB as well as interest on the Company’s convertible senior notes issued in May of 2007. The Company’s interest expense is expected to increase approximately $7.9 million in 2009 due to adopting the new accounting pronouncement FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) (see Note 1 in Notes to the Consolidated Financial Statements).

Sale of Non-Strategic Asset

During March of 2007, the Company entered into an arrangement to sell the assets of its payroll bureau operations in Russia. In connection with this asset sale arrangement, the Company also entered into an arrangement with the same party to license the iScala payroll product for resale on an exclusive basis in certain Eastern European territories. This transaction was accounted for as a multiple-element arrangement under EITF Issue No. 00-21. Based on an estimated fair value of the payroll bureau, the Company allocated $2.5 million of the total consideration to the sale of these assets as well. This consideration, less the carrying amounts of $0.8 million of goodwill and $0.1 million of net customer base intangible assets originally recorded in connection with the 2004 acquisition of Scala and $22,000 of net tangible assets, resulted in a net gain of $1.6 million which is included in “gain on sale of non-strategic asset” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007. The remaining consideration related to the iScala payroll product license is included in “license” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007.

Interest and Other Income, Net

Interest and other income, net, decreased for the year ended December 31, 2008, as compared to the same period in 2007, due primarily to a decrease in interest earned on the Company’s cash balances as well as increased foreign currency transaction losses. The Company had a large cash balance in the prior year due to cash received from the debt offering which occurred in May of 2007. The Company used this cash, as well as cash from a new credit facility to purchase NSB in February of 2008, resulting in a decrease of interest income. Excluding a loss of $1.6 million in the first quarter of 2008 resulting from the change in value of the Company’s British pound sterling call option contracts related to the NSB acquisition, the Company had foreign currency transaction losses for the year ended December 31, 2008 of $0.9 million, primarily due to the Company’s intercompany translation and the significant strengthening of the United States dollar against the British pound sterling, Australian dollar and the Euro.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $1.8 million and $1.3 million for the year ended December 31, 2008 and 2007, respectively. The effective income tax rates were 64.3% and 3.0% for the year ended December 31, 2008 and 2007, respectively. The 2008 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between book pre-tax income and taxable income, and changes in valuation allowances primarily in foreign jurisdictions. The increase in the 2008 effective tax rate was partially offset by recognition of an uncertain tax position relating to settlement of a foreign audit and certain statutes closing.

The 2007 effective tax rate differs from the statutory U.S. federal income tax rate primarily due to a non cash income tax benefit resulting from the release of certain foreign valuation allowances. Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense pursuant to SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

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

At December 31, 2007, there was approximately $8.6 million and $2.7 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs were forecasted to be recognized over weighted average periods of approximately one year and two years, respectively. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s final achievement for the 2007 plan year, the Company recorded stock compensation expense related to performance-based grants of $8.0 million for the year ended December 31, 2007.

At December 31, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options. This cost was expected to be recognized over a weighted-average period of approximately one year.

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

Interest Expense

Interest expense decreased for the year ended December 31, 2007, as compared to the same period in 2006. The decrease is primarily due to the Company’s convertible senior notes issued in May of 2007, which had a lower interest rate than the 2006 credit facility. This 2006 credit facility was paid in full in May 2007 (see Note 6 in Notes to the Consolidated Financial Statements).

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

Interest Income and Other, Net

Interest income and other, net, increased for the year ended December 31, 2007, as compared to the same period in 2006, due primarily to an increase in interest earned on the Company’s cash balances. The Company’s average cash balance in 2007, which included cash designated for acquisition at December 31, 2007, increased significantly over 2006. The increase in interest income was offset by foreign currency loss. The foreign currency loss results primarily from marking to market the Company’s outstanding option contracts related to the 2008 NSB Retail Systems acquisition.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $1.3 million and $14.8 million for the twelve months ended December 31, 2007 and 2006, respectively. The effective income tax rates were 3.0% and 38.3% for the twelve months ended December 31, 2007 and 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to a non cash income tax benefit resulting from the release of certain foreign valuation allowances during 2007, and due to state and foreign income tax and permanent differences between book pre-tax income and taxable income during 2006.

The Company adopted FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of $1.1 million to the January 1, 2007 retained earnings balance. During 2007, the company increased unrecognized tax benefits related to uncertain tax positions in the amount of $0.2 million.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the year ended December 31, 2008 (in millions):

2008
Cash and cash equivalents	$89.8
Working capital	39.5
Net cash provided by operating activities	64.4
Net cash (used in) investing activities	(133.5)
Net cash provided by financing activities	90.1
Long-term debt, less current portion	315.3

Overview

As of December 31, 2008, the Company had cash and cash equivalents of $89.8 million and $39.5 million in net working capital (current assets in excess of current liabilities). The Company’s primary sources of operating cash are customer payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue is $131.8 million. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

The Company’s days sales outstanding (DSO) for the last eight quarters are set forth in the following table:

Quarter Ended:	2008	2007
March 31	91	68
June 30	66	71
September 30	65	75
December 31	68	76

The increase in DSO’s in the first quarter of 2008 was due primarily to the Company’s higher accounts receivable balances without related revenues as a result of the NSB acquisition. Although the Company experienced relatively shorter payment cycles during most of 2008 as compared to 2007, these cycles began to lengthen during the fourth quarter of 2008 due primarily to the volatility surrounding the financial markets and uncertainty regarding the state of the economy as well as the tightening of the credit market.

Considering current cash reserves, funds from future operations and availability under the Company’s credit agreement, management believes that the Company will have sufficient liquidity to continue its operations through at least the next twelve months. However, the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. There can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

The Company is dependent upon its ability to generate cash flows from license and other operating revenues, providing services to its customers and on collection of its accounts receivable to maintain current liquidity levels. If the Company is not successful in achieving targeted revenues and expenses or positive cash flows from operations, the Company may be required to take further cost-cutting measures and restructuring actions or seek alternative sources of funding. Availability under the 2007 credit facility may be reduced or otherwise limited as a result of the Company’s obligation to comply with certain financial covenants. Alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

Operating Activities

The Company’s operations provided $64.4 million in cash during the year ended December 31, 2008. Cash flows from operating activities were generated from $1.0 million of net income. Net income was reduced by non-cash charges primarily consisting of $41.1 million of depreciation and amortization, $7.0 million of stock-based compensation expense, $3.3 million of provision for doubtful accounts, $2.2 million of debt issuance fee amortization and $9.1 million of restructuring charges. Net working capital changes increased overall cash provided from operations by $0.8 million. The working capital changes relate primarily to a decrease in accounts receivable resulting from increased cash received of $15.9 million offset by $10.0 million in payments made in connection with the Company’s restructuring activities in 2008 as well as a decrease in accounts payable and accrued expenses.

Investing Activities

The Company’s principal investing activities for the year ended December 31, 2008 included $285.9 million for acquisitions primarily related to the acquisition of NSB on February 7, 2008 (Note 3 in Note to Consolidated Financial Statements), net of cash acquired. Cash paid for the NSB acquisition consisted of the release from escrow of $161.0 million that had been designated for the NSB acquisition and placed into an escrow account in accordance with the terms of the acquisition agreement in December 2007 and $157.3 million from the proceeds of the 2007 credit facility drawn in February 2008. Cash used in investing activities also included capital expenditures of $9.9 million and proceeds from the sale of investments of $1.4 million.

Financing Activities

Financing activities for the year ended December 31, 2008 included $160.0 million in proceeds from the Company’s 2007 credit facility, $62.4 million in payments on the 2007 credit facility, $6.0 million in debt issuance fees and $4.6 million in the purchase of treasury stock. Pursuant to the Company’s stock repurchase program, the Company repurchased 162,000 shares of its common stock during 2008. The stock repurchase program was authorized by the Board of Directors in 2007 and allows the Company to purchase up to $50 million of its common stock from time to time through open market transactions. Additionally, the Company repurchases a portion of employee’s vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $2.2 million.

2007 Credit Facility

On December 16, 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of $100 million term loan and $150 million in revolving loan facility (after giving effect to an accordion feature). Funds from the 2007 credit facility were allowed to be used to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with NSB acquisition; and following such acquisition, to provide ongoing working capital and to be used for other general corporate purposes. The Company pledged all of its assets as collateral, subject to certain exceptions. The terms of the 2007 credit facility include various covenant compliance requirements. Amounts repaid under the term loans may not be re-borrowed. On February 19, 2008, the Company borrowed $100 million in term loans and $60 million in revolving facilities to fund the NSB acquisition and to pay expenses of the NSB acquisition and of the financing.

On December 30, 2008, the Company amended the 2007 credit facility to (i) reduce the commitment available under the revolving credit facility from $150 million to $100 million and, (ii) amend certain covenants to permit, if certain conditions are met, the redemption, prepayment or other acquisition of the convertible senior notes with the Company’s common stock or up to $25.0 million of cash.

At December 31, 2008, the Company had $95.0 million of term loans outstanding at a weighted average interest rate of 4.61% and no balance outstanding under the revolving facility available under the 2007 credit facility. Interest under the 2007 credit facility is variable. At December 31, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The agreements effectively convert the Company’s floating-rate debt to fixed-rate debt. This reduces the risk of higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates. The interest rate swap agreements commenced effective June 30, 2008 and have an aggregate notional amount of $20 million maturing March 31, 2009 and $30 million maturing September 30, 2009. The effective interest rate for the notional amounts covered by the swap agreements is 5.42%. As of December 31, 2008, the interest rate swap resulted in a net liability of $531,000 included in accrued expenses.

Convertible Senior Notes

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (the convertible senior notes). The notes are unsecured and pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares. The notes do not contain any restrictive financial covenants.

On or after May 15, 2014, the Company may from time to time at its option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. On May 15, 2014, May 15, 2017 and May 15, 2022, holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

The net proceeds of the offering were $222.0 million after deducting the underwriters’ discounts and commissions and offering expenses. On May 8, 2007, the Company used approximately $94 million of the proceeds to pay in full its term loan outstanding under its then outstanding credit facility. The balance of the net proceeds of the offering was available for working capital, capital expenditures, and general corporate purposes, and was used to fund the acquisition of NSB on February 7, 2008.

Contractual Obligations

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating and capital leases for office facilities and equipment, long-term debt, pension plan obligation and purchase obligations. As of December 31, 2008, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	1 Year and Less	2-3 Years	4–5 Years	Thereafter	Total
Operating and Capital Lease Obligations,
Net of Sublease Income	$12,977	$19,194	$8,466	$9,494	$50,131
Long-term Debt	10,000	35,000	50,000	230,000	325,000
Estimated Interest Payments	9,669	17,466	12,366	73,053	112,554
Pension Benefit Payments	74	183	456	3,876	4,589
Purchase Obligations	11,803	1,423	29	—	13,255

Total Contractual Obligations	$44,523	$73,266	$71,317	$316,423	$505,529

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $5.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income, net” in the accompanying Consolidated Statement of Operations. As of December 31, 2008, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

On May 8, 2007, the Company closed an offering of convertible senior notes due in 2027. These notes are due in full in 2027 and are convertible into shares of common stock at a conversion price of $18.10 per share. Pursuant to the terms of the notes, the principal amount of the notes is settleable in cash and only the amount of conversion value, as defined, in excess of the principal amount of the notes is settleable in cash or shares at our option. In accordance with relevant authoritative pronouncements issued by the FASB and its Emerging Issues Task Force (EITF), the conversion feature of the notes does not currently require separate accounting from the notes. Accordingly, no separate amounts related to the conversion feature are presented in the consolidated financial statements (see Note 6 in Notes to Consolidated Financial Statements). On January 1, 2009, the Company will adopt FSP APB 14-1, at which time the Company will present the amounts related to the conversion feature in its financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At December 31, 2008, the Company had $89.8 million in cash and cash equivalents. Based on the investment interest rate and the balance as of December 31, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $0.9 million on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the U.S. are not afforded such protection. The Company has approximately 60% of its cash and cash equivalents outside the U.S. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility requires the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for up to 50% of the outstanding balance of the term loan for a period of time. On April 18, 2008, the Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The changes in the fair value of the interest rate swaps will be reflected in the carrying value of the interest rate swap on the balance sheet. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At December 31, 2008, the interest rates swap arrangements hedged the floating rate interest risk on $50 million of the $95 million term loan balance then outstanding under the 2007 credit facility. Accordingly, at December 31, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.5 million on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk.

The Company did not have any foreign currency forward or option contracts open as of December 31, 2008. International revenues represented 32.6% of the Company’s total revenues for the year ended December 31, 2008, and 25.6% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the year ended December 31, 2008 of $2.6 million. For the year ended December 31, 2008, the transactional loss was primarily due to settlement of inter-company balances, changes in value of certain cash and other net assets denominated in currencies other than the functional currencies and a decline in value of foreign currency option contracts associated with the Company’s acquisition of NSB. Given a hypothetical increase or decrease of 10% in the exchange rate between the US dollar and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $1.8 million for the year ended December 31, 2008, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 9 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of Epicor Software Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Irvine, California
March 13, 2009

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$89,764	$75,158
Short-term investments	—	1,371
Accounts receivable, net	90,624	98,533
Deferred income taxes	8,627	7,060
Inventory, net	5,068	4,539
Prepaid expenses and other current assets	11,064	9,184

Total current assets	205,147	195,845

Property and equipment, net	31,987	14,762
Deferred income taxes	42,858	45,025
Intangible assets, net	113,556	46,524
Goodwill	363,589	169,267
Cash designated for acquisition	—	161,000
Other assets	15,418	12,958

Total assets	$772,555	$645,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,913	$14,640
Accrued compensation and benefits	21,035	27,555
Other accrued expenses	24,142	27,372
Current portion of long-term debt	10,169	145
Current portion of accrued restructuring costs	4,073	614
Current portion of deferred revenue	92,361	70,378

Total current liabilities	165,693	140,704

Long-term debt, less current portion	315,305	230,491
Long-term portion of accrued restructuring costs	5,412	356
Long-term portion of deferred revenue	319	823
Long-term deferred income taxes and other income taxes	18,801	10,082
Other long-term liabilities	941	—

Total long-term liabilities	340,778	241,752

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value, 180,000 shares authorized: 61,450 and 59,707 shares issued and outstanding	61	60
Additional paid-in capital	377,604	366,737
Less: treasury stock at cost, 1,556 and 1,119 shares	(18,458)	(13,883)
Accumulated other comprehensive income (loss)	(4,094)	61
Accumulated deficit	(89,029)	(90,050)

Total stockholders’ equity	266,084	262,925

Total liabilities and stockholders’ equity	$772,555	$645,381

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues:
License fees	$90,416	$109,443	$99,530
Consulting	152,153	134,722	107,520
Maintenance	192,308	160,278	150,010
Hardware and other	53,002	25,389	27,036

Total revenues	487,879	429,832	384,096

Cost of revenues:
License fees	18,215	23,748	19,295
Consulting	125,747	110,668	88,043
Maintenance	48,110	34,956	34,186
Hardware and other	47,840	22,506	23,937
Amortization of intangible assets	32,896	17,419	17,007

Total cost of revenues	272,808	209,297	182,468

Gross profit	215,071	220,535	201,628

Operating expenses:
Sales and marketing	82,883	80,508	70,417
Software development	52,533	37,369	34,060
General and administrative	52,139	58,302	52,118
Restructuring and other	9,143	1,571	—
Write-off of in-process research and development	200	—	—

Total operating expenses	196,898	177,750	156,595

Income from operations	18,173	42,785	45,033

Other income (expense):
Interest expense	(15,613)	(8,469)	(9,274)
Gain on sale of non-strategic asset	—	1,579	—
Interest and other income, net	303	6,639	2,848

Other income (expense), net	(15,310)	(251)	(6,426)

Income before income taxes	2,863	42,534	38,607
Provision for income taxes	1,842	1,257	14,789

Net income	$1,021	$41,277	$23,818

Net income per share:
Basic	$0.02	$0.72	$0.43
Diluted	$0.02	$0.71	$0.42
Weighted average common shares outstanding:
Basic	58,351	57,112	55,919
Diluted	58,984	58,003	57,005

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Net Stockholder’s Equity	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balance December 31, 2005	55,731	$56	$336,139	884	$(10,679)	$(1,053)	$(154,013)	$170,450

Acquisition of treasury stock				19	(216)			(216)
Stock-based compensation expense			9,451					9,451
Issuance of restricted stock	2,351	2	—					2
Employee stock purchases	96	—	1,086					1,086
Exercise of stock options	632	1	2,244					2,245
Excess tax benefits of stock compensation			1,685					1,685
Net income							23,818	23,818	$23,818
Foreign currency translation						99		99	99

Balance December 31, 2006	58,810	59	350,605	903	(10,895)	(954)	(130,195)	208,620	$23,917

Acquisition of treasury stock				216	(2,988)			(2,988)
Stock-based compensation expense			11,694					11,694
Issuance of restricted stock	427	1	104					105
Employee stock purchases	53	—	678					678
Exercise of stock options	417	—	2,268					2,268
Excess tax benefits of stock compensation			1,388					1,388
Adoption of FIN 48 (Note 9)							(1,132)	(1,132)
Net income							41,277	41,277	$41,277
Foreign currency translation						1,015		1,015	1,015

Balance December 31, 2007	59,707	60	366,737	1,119	(13,883)	61	(90,050)	262,925	$42,292

Acquisition of treasury stock				437	(4,575)			(4,575)
Stock-based compensation expense			7,045					7,045
Stock-based compensation expense included in restructuring expense			1,265					1,265
Issuance of restricted stock	1,281	1	(1)					—
Employee stock purchases	68	—	561					561
Exercise of stock options	394	—	1,597					1,597
Excess tax benefits of stock compensation			400					400
Net income							1,021	1,021	$1,021
Foreign currency translation						(4,554)		(4,554)	(4,554)
Net unrealized loss on derivative financials instruments, net of tax						(326)		(326)	(326)
Net unrealized gain on defined benefit pension plan liability, net of tax						725		725	725

Balance December 31, 2008	61,450	$61	$377,604	1,556	$(18,458)	$(4,094)	$(89,029)	$266,084	$(3,134)

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$1,021	$41,277	$23,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,110	23,908	23,558
Stock-based compensation expense	7,045	11,694	9,451
Provision for doubtful accounts	3,288	3,882	2,274
Provision for excess and obsolete inventory	422	78	200
Amortization of debt issuance fees	2,204	1,770	425
Gain on sale of non-strategic asset	—	(1,579)	—
Restructuring charges	9,143	909	—
Write-off of in-process R&D	200	—	—
Excess tax benefits from share-based payment arrangements	(847)	(1,690)	(1,784)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	15,900	(16,881)	(16,691)
Inventory	244	269	(1,656)
Prepaid expenses and other current assets	1,820	(589)	(327)
Other assets	1,271	(783)	(104)
Income taxes	(3,416)	(3,658)	9,518
Accounts payable	(6,933)	(149)	1,732
Accrued expenses	(7,371)	3,867	(5,729)
Accrued restructuring costs	(10,019)	(1,245)	(1,478)
Other long term liabilities	(12)	—	—
Deferred revenue	9,349	4,208	3,554

Net cash provided by operating activities	64,419	65,288	46,761

Investing activities
Cash designated for acquisition	161,000	(161,000)	—
Cash paid for acquisitions, net of cash acquired	(285,945)	(16,814)	(2,277)
Purchases of property and equipment	(9,946)	(7,926)	(5,590)
Proceeds from sale of non-strategic asset	—	2,500	—
Sale (purchase) of short-term investments	1,371	(1,371)	3,271

Net cash used in investing activities	(133,520)	(184,611)	(4,596)

Financing activities
Proceeds from long-term debt	160,000	230,000	122,000
Principal payments on long-term debt	(62,357)	(99,417)	(147,525)
Debt issuance fees	(6,021)	(8,175)	(1,476)
Purchase of treasury stock	(4,575)	(2,988)	(216)
Proceeds from exercise of stock options	1,597	2,268	2,245
Proceeds from employee stock purchase plan	561	678	1,086
Excess tax benefits from share-based payment arrangements	847	1,690	1,784
Issuance of restricted stock	—	1	2

Net cash (used in) provided by financing activities	90,052	124,057	(22,100)

Effect of exchange rate changes on cash	(6,345)	246	345

Net increase in cash and cash equivalents	14,606	4,980	20,410
Cash and cash equivalents at beginning of period	75,158	70,178	49,768

Cash and cash equivalents at end of period	$89,764	$75,158	$70,178

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

Short-term Investments

The Company considers all liquid interest-earning investments with maturities of more than three months and less than twelve months at the date of purchase to be short-term investments. Short-term investments generally mature between three months and twelve months from the purchase date based on the Company’s cash management policy. All short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income (loss). Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses have not been material.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables, its credit facilities (Note 6), convertible senior notes (Note 6), interest rate swap contracts (Note 7) and foreign currency option contracts related to the acquisition of NSB Retail Systems PLC (NSB). The carrying amounts of cash and cash equivalents, short term investments and trade receivables and payables approximate fair value because of their short-term maturities. The interest rate swap contracts are marked to market at each reporting period, therefore representing fair value as of December 31, 2008. The fair value of the $230,000,000 convertible senior notes at December 31, 2008 and 2007 was $106,559,000 and $208,553,000, respectively, as determined based upon quoted market prices. The option contracts held at December 31, 2007 were marked to market at the reporting period, therefore representing fair value.

Inventory

Inventories, which are comprised solely of finished goods, are stated at the lower of cost (first-in, first-out or “FIFO”) or market. Probable losses from obsolete and slow moving inventories are recorded when identified. As of and for the years ended December 31, 2008, 2007 and 2006, the Company recorded $422,000, $78,000 and $200,000, respectively, in provisions for obsolete and slow-moving inventories and maintained related reserves of $298,000, $165,000 and $200,000, respectively.

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

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded ratably over the maintenance service period. Fair value for any related consulting services is determined by VSOE of fair value and generally recognized as the services are performed. After any required fair value allocations to the undelivered maintenance and/or consulting services elements, the residual contractual consideration is allocated to the license associated with the software products sold as part of the transaction. The Company’s maintenance services VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). VSOE of fair value for consulting services is determined by reference to the price the Company’s customers are required to pay for such services when sold separately, or when sold independent of any of the Company’s other product or service offerings.

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

License Revenues: Amounts allocated to software license revenues sold directly by the Company are recognized at the time of shipment of the software when fair value for all undelivered elements exists and all the other revenue recognition criteria discussed above have been met.

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

The Company has recorded unbilled consulting revenues totaling $1,933,000 and $2,810,000 at December 31, 2008 and 2007, respectively. These unbilled revenues represent consulting services performed during the last few business days of the quarter but not billed until the following month. The Company cuts-off consulting billing prior to the end of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Consolidated Balance Sheets.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at December 31, 2008. Receivables from customers are generally unsecured.

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

Activity for the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Provision for Doubtful Accounts	Amounts Written Off	Balance at End of Period
For the Year Ended December 31, 2006	$6,011	$2,274	$(1,907)	$6,378
For the Year Ended December 31, 2007	$6,378	$3,882	$(2,252)	$8,008
For the Year Ended December 31, 2008	$8,008	$3,288	$(3,610)	$7,686

Property and Equipment

Land, buildings, equipment, furniture, fixtures and leasehold improvements are recorded at cost. The Company does not depreciate land and depreciates buildings using the straight-line method over forty years. Equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally two to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or the remaining term of the lease.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment when events or changes in circumstances occur that indicate that their carrying value may not be recoverable from future cash flows. Based on the Company’s most recent analysis, the Company has concluded there is no impairment at December 31, 2008.

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Accordingly, software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2008, 2007 and 2006, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. In accordance with SFAS No. 141, “Business Combinations,” the Company has recorded these acquisitions using the purchase method of accounting. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed an impairment review of its recorded goodwill in 2008, and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount (Note 4). The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, to determine if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholder equity. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $1,748,000, $1,399,000 and $1,226,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currency

The functional currency of the Company’s foreign entities is generally the respective local country’s currency. Assets and liabilities of such foreign entities are translated into the reporting currency using the exchange rates on the balance sheet dates. Revenues and expenses are translated into the reporting currency using the average exchange rates prevailing during the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. For the years ended December 31, 2008, 2007 and 2006, the Company recorded translation gains (losses) of $(4,554,000), $1,015,000 and $99,000, respectively, in other comprehensive income (loss). Certain entities maintain accounting records in a currency other than the entities’ functional currency, in which case financial information is remeasured to the entity’s functional currency whereby monetary assets and liabilities are translated at the exchange rates on the balance sheet dates, non-monetary assets and liabilities are translated at historical exchange rates, and revenues and expenses are translated using the average exchange rates prevailing during the reporting period. Foreign currency transaction gains and losses resulting from remeasurement are included in “Interest and other income, net” in the consolidated statements of operations. Additionally, the Company enters into certain foreign currency transactions whereby changes in exchange rates between an entity’s functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains and losses, which are also included in “Interest and other income, net” in the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, the Company recorded realized and unrealized transaction gains (losses) of $(2,552,000), $(695,000) and $1,037,000, respectively, in “Interest and other income, net.”

On December 14, 2007 the Company purchased three call options with aggregate notional value of £160 million maturing March 31, 2008 for $4,114,000 to hedge its exposure to negative fluctuations in the pound sterling denominated purchase consideration related to the NSB acquisition (Note 3). The options were marked to market on December 31, 2007 to a value of $1,802,000, which resulted in an unrealized loss of $2,312,000. The unrealized loss was recorded as foreign currency transaction loss and is included in “Interest and other income, net,” in the Consolidated Statements of Operations for the year ended December 31, 2007. The call options are not considered cash flow hedges for purposes of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” therefore they were adjusted to fair value through earnings.

On February 11, 2008, the Company sold the foreign currency call options back to the issuing institutions for $192,000, resulting in net foreign currency transaction loss of $1,610,000. The loss resulted from depreciation of pounds sterling against the U.S. dollar. The net loss is included in “Interest and other income, net,” in the Consolidated Statements of Operations for the year ended December 31, 2008.

As of December 31, 2008, the Company had no open forward contracts or purchase options.

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

Concentration of Credit Risks

The Company sells its products directly to end users generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to value added resellers (VARs) and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed as of December 31, 2008 or 2007, respectively. Receivables from VARs, software distributors and end users are unsecured.

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

For the years ended December 31, 2008, 2007 and 2006, options to purchase 927,000, 484,000 and 571,000 shares of common stock, respectively, with weighted average exercise prices of $12.42, $14.45 and $14.37, respectively, were outstanding but not included in the computation of diluted common shares outstanding because the effect would be anti-dilutive. Additionally, shares of common stock contingently issuable upon conversion of the convertible senior notes (Note 6) have not been included in the computation of diluted common shares outstanding because the conversion value did not exceed the principal amount of the notes.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income applicable to common stockholders	$1,021	$41,277	$23,818

Basic:
Weighted average common shares outstanding	60,847	59,460	57,500
Weighted average common equivalent of convertible preferred stock	—	—	—
Weighted average common shares of unvested restricted stock	(2,496)	(2,348)	(1,581)

Shares used in the computation of basic net income per share	58,351	57,112	55,919

Net income per share applicable to common stockholders – basic	$0.02	$0.72	$0.43

Diluted:
Shares used in the computation of basic net income per share	58,351	57,112	55,919
Stock options and employee stock purchase plan (ESPP) shares	461	694	936
Unvested restricted stock	172	197	150

Shares used in the computation of diluted net income per share	58,984	58,003	57,005

Net income per share applicable to common stockholders – diluted	$0.02	$0.71	$0.42

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

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years and anticipated operating income and cash flows for future periods, that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released a portion of the valuation allowance related to certain foreign jurisdictions, resulting in a non-cash income tax benefit to net income, as well as a credit to goodwill as some of the deferred tax assets existed at the date of Scala’s acquisition. The Company intends to maintain a valuation allowance for the remaining foreign deferred tax assets until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters.

Future releases of the valuation allowance related to the Scala acquisition will be accounted for as a reduction in income tax expense pursuant to SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

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

Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

U.S. income taxes were not provided for on unremitted earnings from certain non-U.S. subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123-R). The Company adopted the provisions of SFAS 123-R in the first quarter of 2006. Under the fair value recognition provisions of this statement, stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting primarily restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components. For the Company, the components of comprehensive income (loss), other than net income, are the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity, the loss associated with the interest rate swaps (Note 7) and the gain associated with the fair value of the Company’s defined benefit pension scheme (Note 13).

The following table summarizes, as of each balance sheet date, the components of the Company’s accumulated other comprehensive income, net of income taxes (in thousands):

	December 31, 2008	December 31, 2007
Accumulated foreign currency translation adjustments	$(4,493)	$61
Unrealized gain on defined benefit pension plan liability	725	—
Unrealized loss on derivative financials instruments	(326)	—

Total	$(4,094)	$61

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. On January 1, 2009, as a result of adopting this staff position, the Company will record an adjustment to reduce the carrying value of the debt and increase additional paid-in capital by $61.8 million. Due to the accretion of the resulting discount on the debt, the Company will restate prior years and retroactively recognize additional interest expense of $4.0 million for 2007 and $6.9 million for 2008. In addition, absent potential modification of the debt, the Company will recognize additional interest expense of $7.9 million related to this FSP for the year ending December 31, 2009. Adoption of this staff position will not have an impact on cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material effect on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not expect the adoption to have an impact on its financial position and results of operations, other than any potential future reductions of the valuation allowance initially established on acquired tax benefits.

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

In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on consolidated results of operations and financial condition. The Company does not expect the completion of adoption of SFAS No. 157 to have an impact on its financial position and results of operations.

Note 2. Composition of Certain Financial Statement Captions and Supplemental Cash Flow Information

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2008	2007
Land	$5,112	$—
Building	10,276	—
Computer equipment	28,767	28,522
Furniture, fixtures and equipment	8,069	8,888
Leasehold improvements	14,479	11,930

	66,703	49,340

Less accumulated depreciation	(34,716)	(34,578)

	$31,987	$14,762

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $8,214,000, $6,294,000 and $5,457,000, respectively.

The following summarizes the components of deferred revenue (in thousands):

	December 31,
	2008	2007
Deferred license	$1,296	$1,192
Deferred maintenance	83,500	65,533
Deferred consulting	7,884	4,476

	92,680	71,201
Less current portion	(92,361)	(70,378)

Total long term deferred revenue	$319	$823

Software license fees are deferred when one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance and advance billings for maintenance service agreements which are on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance expected to be provided beyond 2009.

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$13,514	$7,405	$7,630

Income taxes	$5,132	$4,728	$6,347

NON CASH ITEMS:
Capital lease	$—	$656	$—

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

The total preliminary purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	6,479

Total purchase price	$318,324

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The purchase price allocation and transaction costs are preliminary and will be adjusted upon completion of the final valuation of acquired assets and liabilities assumed, including deferred income tax assets and liabilities. The Company adjusted goodwill by $12,662,000 since the original allocation on February 7, 2008, primarily related to finalizing the fair value of land and buildings which resulted in an increase in property and equipment of $4,105,000, and a reduction to deferred taxes of $15,867,000. See Note 4 for a discussion of goodwill and intangibles acquired.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and cash equivalents	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	16,038
Prepaid and other assets	4,720
Deferred tax assets	2,047

Total tangible assets acquired	75,456
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	196,669
Accounts payable and accrued expenses	(23,346)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(12,563)

Net assets acquired	$318,324

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4,524,000 for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase price in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Execution of the restructuring plan was completed as of December 31, 2008. NSB had previously recognized restructuring charges related to certain of its leased facilities and prior to employee severance. Included in assumed accounts payable and accrued expenses is $7,734,000 of prior restructuring obligations.

Included in the Company’s operating results for the year ended December 31, 2008 is a charge of $200,000 for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

	(Unaudited)
	Year Ended December 31,
	2008	2007
	Pro Forma	Pro Forma
Total revenues	$493,348	$511,503
Net income (loss)	$(2,903)	$25,211
Net income (loss) per share:
Basic	$(0.05)	$0.44

Diluted	$(0.05)	$0.43

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

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed its annual impairment review of its recorded goodwill in 2008, and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount.

During the fourth quarter of 2008, the closing price of the Company’s common stock was significantly impacted by the volatility in the U.S. equity markets. The price of the Company’s common stock reached a low of $3.05 during the fourth quarter; a condition that was not sustained for an extended period of time. These lows for the Company’s common stock coincided with the stock markets’ 52 week lows recorded as the financial crisis intensified. During most of the fourth quarter 2008, the Company’s common stock traded above $4.00 per share and closed the fiscal quarter at $4.80 per share on December 31, 2008. Our market capitalization as of December 31, 2008 was $287.5 million and exceeded the carrying value of our consolidated net assets of $266.1 million by $21.4 million.

We believe that the fair value of our Company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. Although our market capitalization exceeded the carrying value of our consolidated net assets by $21.4 million as of December 31, 2008 before considering a control premium, the Company completed a formal interim step 1 impairment test, which again showed no impairment. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization and cash flows, we will continue to monitor and evaluate the carrying value of our goodwill.

The following table represents the balance and changes in goodwill by reporting unit as of and for the years ended December 31, 2008 and 2007 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2006	$50,829	$34,194	$78,337	$163,360
PA acquisition	2,092	6,615	1,919	10,626
Sale of non-strategic asset	—	(786)	—	(786)
Foreign currency translation	375	522	544	1,441
Adjustments to deferred tax asset valuation allowance	(1,573)	(1,042)	(2,623)	(5,238)
Other	(53)	(32)	(51)	(136)

Balance as of December 31, 2007	$51,670	$39,471	$78,126	$169,267
NSB acquisition	87,762	30,852	78,055	196,669
Additional Scala acquisition	207	143	452	802
Foreign currency translation	(703)	(1,631)	(815)	(3,149)

Balance as of December 31, 2008	$138,936	$68,835	$155,818	$363,589

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in the gross carrying amount of intangible assets recorded during 2008, including intangible assets recorded as a result of the NSB acquisition and additional change due to foreign currency translation (in thousands):

	NSB	Foreign Currency Translation	Total Change
Acquired technology	$58,700	$(33)	$58,667
Customer base	39,300	(2,255)	37,045
Trademark	3,500	(4)	3,496
Covenant not to compete	—	(43)	(43)

Total	$101,500	$(2,335)	$99,165

Intangibles assets are amortized over the estimated economic life of the assets. As of December 31, 2008, the Company has not identified any indicators of impairment associated with intangible assets.

The following table summarizes the components of intangible (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,390	$75,788	$61,602	$78,723	$54,459	$24,264
Customer base	74,400	26,995	47,405	37,355	18,684	18,671
Trademark	13,796	9,247	4,549	10,300	6,711	3,589
Covenant not to compete	2,147	2,147	—	2,190	2,190	—

Total	$227,733	$114,177	$113,556	$128,568	$82,044	$46,524

Amortization expense of the Company’s intangible assets included in cost of revenues for the years ended December 31, 2008, 2007 and 2006 was $32,896,000, $17,419,000 and $17,007,000, respectively. Amortization expense of the Company’s intangible assets included in general and administrative expense for the years ended December 31, 2008, 2007 and 2006 was $0, $196,000 and $1,094,000, respectively. Estimated amortization expense for 2009, 2010, 2011, 2012, 2013 and thereafter is approximately $30,712,000, $27,559,000, $21,306,000, $19,686,000, $7,000,000 and $7,293,000, respectively.

Note 5. Restructuring and Other

Restructuring

For the year ended December 31, 2008, the Company recorded restructuring charges of $9,143,000. These charges represent $7,009,000 of severance related costs. The severance costs are associated with the cost reduction initiatives taken in the fourth quarter, severance costs related to management severance and cost reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company also had $2,134,000 of facilities charges related primarily to changes in estimates on subleasing facilities located in the United Kingdom. In connection with these restructuring activities, the Company terminated 362 employees or approximately 12% of the Company’s workforce during the year from all functional areas. As of December 31, 2008, all of these terminations had been completed. The facilities obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

In connection with the Company’s acquisition of NSB, the Company formulated a restructuring plan for the NSB operations. In connection with this plan, the Company recorded a liability in purchase accounting of $4,524,000 for the separation costs associated with the NSB reduction in workforce. The Company terminated 91 NSB employees, or 17% of the NSB workforce. At December 31, 2008, all of these terminations have been completed.

During the year ended December 31, 2008, the Company made $13,324,000 in cash payments, share-based payments and currency translation adjustments against reserves associated with its restructuring activities.

Other

During the year ended December 31, 2007, the Company incurred $0.7 million in due diligence costs associated with a potential acquisition. These costs were charged to results of operations in connection with the decision not to proceed with the acquisition.

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Convertible senior notes	$230,000	$230,000
Credit facilities	95,000	—
Other; including capital leases	474	636

	325,474	230,636
Less current portion	(10,169)	(145)

Total long-term debt	$315,305	$230,491

Credit Facilities

On March 30, 2006, the Company entered into a syndicated credit agreement with several financial institutions (the 2006 credit facility), consisting of a term loan and a revolver. In May 2007, the Company completed a debt offering for $230 million convertible senior notes (the convertible senior notes) and used a portion of the proceeds to repay the outstanding balance of the term loan from the 2006 credit facility.

Effective December 17, 2007, the Company voluntarily terminated the 2006 credit facility as a result of entering into the 2007 credit facility described below. There were no premiums or penalties incurred by the Company in connection with the termination of the 2006 credit facility and all amounts outstanding under the 2006 credit facility were deemed paid in full on the termination date.

On December 16, 2007, the Company entered into a syndicated credit agreement with several financial institutions (the 2007 credit facility), which provided for a term loan in an amount up to $100 million and a revolving loan commitment of up to $100 million with an option for the Company to increase the revolving loan commitment and/or the term loan commitment by an aggregate amount of up to $50 million pursuant to an accordion feature for a total loan facility of up to $250 million. The Company agreed to certain financial and other covenants in connection with the 2007 credit facility. The 2007 credit facility is secured by the Company’s assets, including without limitation, the common stock of the Company’s domestic subsidiaries, and up to two-thirds of the common stock of certain of the Company’s foreign subsidiaries. The 2007 credit facility is also secured by the assets of the Company’s domestic subsidiaries through separate guaranties by such subsidiaries. Funds available under the 2007 credit facility were allowed to be used by the Company to finance its acquisition of NSB (Note 3) and to pay the fees and expenses incurred in connection with the NSB acquisition, and are allowed to provide ongoing working capital and to be used for other general corporate purposes of the Company and its subsidiaries following the NSB acquisition. The Company may also use a portion of the available borrowing capacity to repurchase outstanding shares of its common stock and the convertible senior notes. The 2007 credit facility expires on February 19, 2013.

On February 11, 2008, the Company amended the 2007 credit facility to exercise the accordion feature contained in the facility and increase the total credit facility to $250 million, consisting of a $100 million term loan and $150 million revolving loan. On February 19, 2008, the Company borrowed $100 million under the term loan facility and $60 million under the revolving loan facility available under the 2007 credit facility and used the proceeds to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition. Interest under the 2007 credit facility is based, at the option of the Company, on either (i) the base rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the average rate of the overnight federal funds plus .50%, (b) the Administrative Agent’s prime rate as announced from time to time, and (c) a floating per annum rate (based upon one-month interest periods) based on BBA LIBOR plus 1.00%; plus a margin equal to between .50% and 1.75%, depending on the Company’s senior secured leverage ratio as of the fiscal quarter most recently ended, or (ii) a floating per annum rate (based upon one, two, three, six or nine-month interest periods) based on BBA LIBOR plus a margin equal to between 1.50% and 2.75%, depending on the Company’s senior secured leverage ratio as of the fiscal quarter most recently ended.

On July 23, 2008, the Company entered into a waiver, whereby the lenders under the facility waived any default arising out of the Company’s failure to comply with a total leverage ratio as of the end of the Company’s fiscal quarter ended June 30, 2008.

On December 30, 2008, the Company amended the 2007 credit facility to, among other things, (i) reduce the commitments under the revolving loan facility from $150 million to $100 million, (ii) amend the definition of Consolidated EBITDA, which is used to calculate the fixed charge coverage ratios and leverage ratios and the definition of base rate (described above), and (iii) amend certain covenants to permit, if certain conditions are met, the redemption, prepayment or other acquisition of the convertible senior notes with the Company’s common stock or up to $25.0 million of cash.

For the year ended December 31, 2008, the Company made mandatory principal payments of $5.0 million against the term loan and voluntary principal payments of $57.2 million against the revolving facility under the 2007 credit facility from discretionary funds. The principal balance of the revolving facility was further reduced by approximately $2.8 million resulting from fluctuations in the principal value of certain foreign currency borrowings under the 2007 credit facility.

At December 31, 2008, the Company had $95.0 million outstanding under the term loan, with principal payments due in 2009, 2010, 2011 and 2012 of $10,000,000, $15,000,000, $20,000,000 and $50,000,000, respectively, and no outstanding borrowing under the revolving facility under the 2007 Credit Facility. As a result, the Company had unused borrowing capacity of approximately $100 million through the revolving facility available under the 2007 credit facility. At December 31, 2008, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 4.61%.

The term loan portion of the 2007 credit facility is subject to interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 7).

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

Note 7. Interest Rate Swap

On April 18, 2008, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The critical terms of the instruments include currency, notional amount, formula for computing net settlements, benchmark rate, interest period and interest payment dates, as well as other terms. The Company confirms effectiveness each reporting period. If the instruments are not effective, the changes in fair value would be included in the Company’s Consolidated Statements of Operations.

As of December 31, 2008, the interest swaps are effective and changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swap on the Company’s Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreements commenced effective June 30, 2008 and have an aggregate notional amount of $20 million maturing March 31, 2009 and $30 million maturing September 30, 2009. The effective interest rate for the notional amounts covered by the swap agreements is 5.42%.

As of December 31, 2008, the interest rate swap resulted in a net liability of $531,000 included in accrued expenses. The change in market value during fiscal 2008 was recorded as an unrecognized loss in the accumulated other comprehensive income (loss) section of stockholders’ equity in the Company’s Consolidated Balance Sheets as the swaps were effective at December 31, 2008.

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

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS 157 establishes a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of December 31, 2008 measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$531	$—

Note 8. Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019. The Company also leases certain equipment under capital leases, with terms expiring through 2011, for which the term of the agreement is greater than 75% of useful life of the asset leased. The cost of equipment under capital leases is included in the accompanying Consolidated Balance Sheets as property, plant and equipment and was $949,000 and $1,298,000 at December 31, 2008 and 2007, respectively. Accumulated amortization of the leased equipment at December 31, 2008 and 2007 was $470,000 and $625,000, respectively. Amortization of assets under capital leases is included with depreciation expense.

The following is a schedule of future minimum lease payments under capital leases, operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2009	$210	$14,642	$1,837	$13,015
2010	194	11,197	—	11,391
2011	108	7,695	—	7,803
2012	—	4,964	—	4,964
2013	—	3,502	—	3,502
Thereafter	—	9,494	—	9,494

Total	512	51,494	1,837	50,169

Less amount representing interest	(38)	—	—	(38)

	$474	$51,494	$1,837	$50,131

Rental expense under operating leases, net of sublease income, for 2008, 2007 and 2006 was $13,695,000, $12,354,000, and $11,477,000, respectively.

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

Note 9. Income Taxes

The income before income taxes is allocated between U.S. federal and foreign jurisdictions as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S.	$1,251	$25,586	$27,686
Foreign	1,612	16,948	10,921

Total	$2,863	$42,534	$38,607

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal	$829	$625	$661
State	235	1,314	1,190
Foreign	480	4,772	2,022

Total	$1,544	$6,711	$3,873

Deferred:
Federal	$1,020	$9,407	$9,725
State	(666)	447	769
Foreign	(348)	(880)	1,319
Valuation allowance	292	(14,428)	(897)

Total	$298	$(5,454)	$10,916

Total	$1,842	$1,257	$14,789

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Provision computed at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	16.6%	(5.1%)	(3.0%)
State and local taxes, net of Federal benefit	(24.6%)	3.4%	4.5%
Write-off of In-Process R&D	2.4%	—	—
Officers compensation	9.9%	1.4%	1.6%
Interest income	4.5%	0.5%	1.1%
Other foreign earnings	13.1%	0.8%	0.4%
Uncertain tax positions	(29.8%)	0.3%	—
Other nondeductible permanent items	29.9%	1.9%	1.1%
Credits	(4.4%)	(0.4%)	—
Other	(1.5%)	—	—
Valuation allowance	10.2%	(34.8%)	(2.4%)

Total	64.3%	3.0%	38.3%

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income taxes assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$51,668	$49,991
Accrued expenses	4,348	4,636
Deferred revenue	330	847
Allowance for doubtful accounts	1,603	1,422
Research credit carryforward	1,414	1,092
Other credit carryforwards	2,737	2,751
Accrued restructuring costs	2,718	1,007
Depreciation	1,705	2,886
Stock-based compensation	2,557	3,627
State taxes	—	31
Purchased intangibles	(14,968)	(14,772)
Valuation allowance	(16,191)	(5,164)

Total	$37,921	$48,354

Activity for the valuation allowance is as follows (in thousands):

	Balance at Beginning of Period	Charged to Tax Expense	Charged to Other Accounts	Balance at Ending of Period
For the Year Ended 12/31/2006	$40,838,000	$(897,000)	$(3,373,000)	$36,568,000
For the Year Ended 12/31/2007	36,568,000	(14,428,000)	(16,976,000)	5,164,000
For the Year Ended 12/31/2008	5,164,000	292,000	10,735,000	16,191,000

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded a provision for income taxes of $1,842,000 and $1,257,000 for the year ended December 31, 2008 and 2007, respectively. The effective income tax rates were 64.3% and 3.0% for the year ended December 31, 2008 and 2007, respectively. The 2008 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between book pre-tax income and taxable income, and changes in valuation allowances primarily in foreign jurisdictions. The 2008 effective tax rate was decreased for the release of reserves for an uncertain tax position relating to settlement of a foreign audit and certain statutes closing.

The 2007 effective tax rate differs from the statutory U.S. federal income tax rate primarily due to a non cash income tax benefit resulting from the release of certain foreign valuation allowances.

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years, and anticipated operating income and cash flows for future periods that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released certain valuation allowances related to the United Kingdom, the Netherlands, Germany, Canada, Singapore, Hong Kong and other foreign jurisdictions, resulting in an increase in book earnings for the non-cash income tax benefit, and a credit to goodwill as it related to deferred tax assets existing at the date of Scala’s acquisition. For the remaining foreign deferred tax assets the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters.

Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense pursuant to SFAS No. 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

During the year ended December 31, 2008, the Company recorded a $11,027,000 increase to its valuation allowance, which primarily consists of a $10,735,000 increase in valuation allowance relating to the purchase of NSB, an increase of $834,000 for the establishment of a valuation allowance on a portion of the deferred tax assets in the Netherlands as a result of lower projected taxable income in that jurisdiction, and a $468,000 reduction of valuation allowance previously recorded on the US R&D credits.

The Company has U.S. federal, state and foreign net operating loss (NOL) carryforwards as of December 31, 2008, of approximately $68,000,000, $20,000,000 and $86,000,000, respectively. The federal and state losses expire in the years 2009 through 2022. Approximately $34,400,000 of the U.S. federal NOL is subject to annual limitations on utilization equal to approximately $12,100,000 pursuant to section 382 of the Internal Revenue Code. The foreign losses generally have no expiration date. In addition, the Company has approximately $1,414,000 of federal and state research and development credit tax carryforwards that expire in the years 2009 through 2025. The Company also has approximately $2,737,000 in alternative minimum tax credits which do not expire.

U.S. income taxes were not provided for on unremitted earnings from certain non-U.S. subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. At December 31, 2007, the Company had $21,480,000 of gross unrecognized tax benefits, of which $2,600,000 would reduce the effective tax rate if recognized. During 2007, the Company recognized interest and penalties of approximately $90,000. As of December 31, 2007, the Company has approximately $230,000 of accrued interest and penalties related to uncertain tax positions.

At December 31, 2008, the Company had $25,200,000 of gross unrecognized tax benefits, of which $3,920,000 would reduce the effective tax rate if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company has approximately $153,000 of accrued interest and penalties related to uncertain tax positions.

The following table is the reconciliation of gross unrecognized tax benefits (in thousands):

Balance at December 31, 2007	$21,480
Increases - tax positions taken in prior years	6,211
Decreases - tax positions taken in prior years	(1,139)
Current year tax positions	—
Settlements	(589)
Lapse of statute of limitations	(754)

Balance at December 31, 2008	$25,209

The tax years 1997 to 2008 remain open to examination by Federal and state taxing jurisdictions and the tax years 2002 to 2008 remain open to examination by foreign jurisdictions. The Company is currently under examination in various foreign locations. The Company anticipates effectively settling the uncertain tax positions relating to certain foreign jurisdictions in the next twelve months. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of December 31, 2008.

During the year ended December 31, 2008, the Company settled its United Kingdom examination for the tax years 2002 and 2003. As a result of the audit settlement as well as statutes lapsing for 2004 and 2005 in the United Kingdom, the Company released reserves for uncertain tax positions in the amount of $1,343,000.

The Company is currently finalizing voluntary disclosure agreements with various states for which unrecognized tax benefits have been recorded. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of December 31, 2008.

The unrecognized tax benefits relating to the foreign examinations and to the state tax positions would reduce the effective tax rate if recognized.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

Note 10. Stock-Based Compensation

The Company has in effect stock incentive plans under which stock options and restricted stock have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for eligible employees. Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123-R), which requires all share-based payments to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the financial statements based upon their respective grant date fair values.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of consulting revenues	$408	$1,234	$985
Cost of maintenance revenues	359	514	445
Sales and marketing	2,430	3,909	2,852
Software development	591	856	830
General and administrative	3,257	5,181	4,339

Total stock-based compensation expense	$7,045	$11,694	$9,451

Net cash proceeds from the exercise of stock options were $1,597,000, $2,268,000 and $2,245,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with SFAS 123-R, the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the years ended December 31, 2008, 2007 and 2006, net cash provided by operating activities decreased by, and financing activities increased by, $847,000, $1,690,000 and $1,784,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit recognized in the statement of operations related to stock-based compensation for the years ended December 31, 2008, 2007 and 2006 was $2,421,000, $3,718,000 and $2,763,000, respectively. No share-based compensation was capitalized for the years ended December 31, 2008, 2007 and 2006.

The following table sets forth share-based compensation related to stock options, employee stock purchase plan, service-based restricted stock and final achievement of performance-based restricted stock (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock options and employee stock purchase plan	$416	$1,958	$2,493
Service-based restricted stock	3,536	1,688	1,058
Performance-based restricted stock	3,093	8,048	5,900

Total	$7,045	$11,694	$9,451

Included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 are restructuring charges for stock options, service-based restricted stock and performance-based restricted stock of $184,000, $372,000 and $709,000, respectively, for share-based payments included in certain severance arrangements associated with restructuring activities which occurred during the year ended December 31, 2008.

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

Year Ended December 31, 2008
Expected life (years)	3.0
Risk-free interest rate	2.2%
Volatility	40.5%
Dividend rate	0.0%

The Company has a total of twelve stock option plans and has available a total of 3,003,000 shares of its common stock for issuance pursuant to incentive and non-qualified stock option plans and stock purchase rights that may be granted to officers, key employees and directors of the Company as of December 31, 2008. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The Company however only makes new common stock or option grants out of its shareholder approved 2007 Stock Incentive Plan.

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of December 31, 2008, 832,000 shares have been issued under this plan.

During 2008, the Company granted to various members of management and Board of Directors the right to receive 693,000 shares of restricted stock for a purchase price equal to the par value of such stock. The shares to management vest 25% on the first anniversary of the grant date, then quarterly in equal installments over the remaining three years. The shares to the Board of Directors vest quarterly in equal installments over a one year period.

During 2008, the Company granted 1,446,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2008 and 2009 performance plan years under the terms of the Company’s Performance Based Restricted Stock Plan (“PBRSP”). In December 2008, the Company’s Board of Directors approved extending the PBRSP to 2010. All existing participants were granted the same number of shares for the 2010 plan year as they had in the 2009 plan year. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2009 and 2010. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance based restricted stock, the following treasury stock acquisitions were made during the years ended December 31, 2008 and 2007:

Year Ending	Shares acquired	Value of Shares
December 31, 2007	215,712	$2,988,000
December 31, 2008	274,743	$3,274,000

At December 31, 2008, there was approximately $9,588,000 and $3,861,000 of total unrecognized compensation expense related to performance based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over a weighted-average period of approximately one year. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions.

At December 31, 2008, there was approximately $380,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

The following table is a rollforward of service-based restricted stock activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock, beginning of period	252,683	$12.59
Granted	693,282	7.95
Vested	(160,249)	11.84
Forfeited	(104,575)	9.59

Restricted stock, end of period	681,141	$8.50

The fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $1,897,000, $1,879,000 and $857,000, respectively.

The following table is a rollforward of performance-based restricted stock activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock, beginning of period	2,018,121	$12.50
Granted	1,445,570	10.87
Vested	(669,136)	12.28
Forfeited	(753,729)	12.20

Restricted stock, end of period	2,040,826	$11.53

The fair value of performance-based and service-based restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $10,114,000, $5,650,000 and zero, respectively.

On February 13, 2009, the Company’s reacquisition right lapsed on 313,348 shares related to the performance-based restricted stock plan for the 2008 performance year. These shares are included in restricted stock at December 31, 2008. The lapse occurred following the Company’s determination of its achievement of 2008 performance year performance conditions. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2008.

In addition to the above, the Company granted in February of 2009, 195,588 shares of fully vested stock to certain employees for services rendered during 2008. Compensation expense of $570,000 and $120,000 related to these shares was included in stock-based compensation and restructuring expense, respectively, in the Consolidated Statements of Operations for the year ended December 31, 2008.

The following is a summary of activity under the stock option plans as of December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,104,607	$7.75
Granted	300,000	8.12
Exercised	(394,525)	4.05
Expired or canceled	(217,609)	13.87

Outstanding, end of period	1,792,473	$7.92	4.1	1,955,000

Vested and expected to vest	1,785,172	$7.92	4.1	1,955,000

Options exercisable	1,586,855	$7.88	4.4	1,955,000

Total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2,494,000, $3,550,000 and $5,494,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock.

Note 11. Stock Repurchase Plan

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. Through December 31, 2008, the Company repurchased 162,000 shares of its common stock at a weighted average price of $8.03 per share under this program.

Note 12. Shareholder Rights Plan

On March 9, 1994, the Board of Directors adopted a Shareholder Rights Plan (the Plan), which was amended and restated on October 27, 2004 and amended on February 24, 2009 that is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of common stock carries a right to obtain additional stock according to terms provided in the Plan. The rights will not be exercisable or separable from the common stock until a third-party acquires at least 15% of the Company’s then outstanding common stock or commences a tender offer for at least 15% of the Company’s then outstanding common stock. In the event the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company’s consolidated assets or earning power are sold or transferred, each right will entitle its holder to receive, at the then current exercise price, common stock of the acquiring company having a market value equal to two times the exercise price of the right. If a person or entity were to acquire 15% or more of the outstanding shares of the Company’s common stock, or if the Company is not the surviving corporation in a merger and its common stock is not changed or exchanged, each right will entitle the holder to receive at the then current exercise price common stock having a market value equal to two times the exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the rights to vote as a stockholder or receive dividends.

Note 13. Employee Benefit Plan

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $1,439,000, $1,342,000, and $1,344,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

In January 2005, the Company implemented a deferred compensation plan which permits certain eligible U.S. executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At December 31, 2008 and 2007, the Company had $1,470,000 and $1,825,000, respectively, of deferred compensation included in accrued expenses in the accompanying Consolidated Balance Sheets. Such amounts are unsecured obligations of the Company.

Defined Benefit Pension Plan

As part of the NSB acquisition (Note 3), the Company assumed a liability for a defined benefit pension scheme that provides pension benefits for certain NSB employees in the United Kingdom upon retirement. The plan is maintained in British pound sterling. The plan was closed to new entrants prior to the acquisition, and the plan participants are no longer employed by the Company.

Net Periodic Pension Cost

The net periodic pension cost of the Company’s defined benefit pension plan included the following components (in thousands):

Year Ended December 31, 2008
Interest cost on projected benefit obligation	$371
Expected return on plan assets	(246)

Net periodic pension cost	$125

Obligations and Funded Status

Change in benefit obligation (in thousands):

Projected benefit obligation at December 31, 2007	$—
Acquired projected benefit obligation assumed in business combination (NSB)	7,458
Service cost	—
Interest cost	371
Benefits paid	(6)
Actuarial gain on liabilities	(1,530)
Foreign currency exchange rate changes	(1,704)

Projected benefit obligation at December 31, 2008	$4,589

Change in plan assets (in thousands):

Fair value of assets at December 31, 2007	$—
Pension plan assets acquired in business combination (NSB)	5,194
Actual return on assets	(332)
Contributions	251
Benefits paid	(6)
Foreign currency exchange rate changes	(1,338)

Fair value of assets at December 31, 2008	$3,769

Funded Status	$(820)

At December 31, 2008, the accrued benefit obligation is equal to the projected benefit obligation of $4,589,000. The net funded status is in other long-term liabilities on the Consolidated Balance Sheets. There are no current liabilities or noncurrent assets with respect to the plan, as defined in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).

Amounts recognized in accumulated other comprehensive income (loss) (in thousands):

Year Ended December 31, 2008
Transition obligation	$—
Prior service cost	—
Net gain	(725)

Total	$(725)

Approximately $22,000 of the accumulated other comprehensive income is expected to be recognized as net periodic pension costs in 2009.

Assumptions

The following assumptions were used to determine the benefit obligations and net periodic pension costs:

	December 31, 2008	February 7, 2008
Discount rate	6.7% per annum	5.9% per annum

Expected long term return on plan assets	5.5% per annum	5.6% per annum

Rate of future salary increases	N/A	N/A

The expected long-term rate of return on assets assumption is chosen based on the facts and circumstances that existed at the measurement date and the mix of assets held at that date.

Plan Assets

The Company’s investment policy is determined by the trustees of the plan after consulting the Company and includes a periodic review of the pension plan’s investment in the various asset classes. The Company’s asset allocations by asset category are as follows:

	Fair Market Value of Plan Assets at December 31, 2008	Percentage of Fair Value of Plan Assets
Equity securities	$885	23.5%
Property	391	10.4%
Bonds	2,002	53.1%
Cash	491	13.0%

Total	$3,769	100.0%

In determining the mix of assets, the trustees of the plan have taken into account the plan liabilities. In particular, the significant bond holding is intended to reduce the volatility of the financial position. Net cash flow is currently being held in cash pending a review of the investment strategy. The assets are diversified and are managed in accordance with applicable laws, and with the goal of maximizing the plan’s return within acceptable risk parameters. The pension plan’s assets did not include any of the Company’s stock at December 31, 2008.

Estimated Future Benefit Payments

The schedule below shows the estimated future benefit payments for each of the years 2009 through 2013 and the aggregate of the next five years (in thousands):

Year Ending December 31:
2009	$74
2010	87
2011	96
2012	219
2013	237
2014 thru 2018	1,319

Total	$2,032

During the year ended December 31, 2008, contributions of approximately $251,000, were made to the Company’s defined benefit pension plan.

There is no further accrual of benefits because plan participants include on terminated employees so the only contributions required are those needed to fund the shortfall in the plan. During 2009, the Company is currently committed to contribute approximately $18,000 per month to the plan to cover the shortfall. Administrative costs of the plan are paid directly by the Company.

Note 14. Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 of $32,896,000, $17,419,000 and $17,007,000, respectively.

Operating segment data for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	License	Consulting	Maintenance	Hardware and Other	Total
Year Ended December 31, 2008:
Revenues	$90,416	$152,153	$192,308	$53,002	$487,879
Cost of segment revenues	18,215	125,747	48,110	47,840	239,912

Segment Gross Profit	$72,201	$26,406	$144,198	$5,162	$247,967

Year Ended December 31, 2007:
Revenues	$109,443	$134,722	$160,278	$25,389	$429,832
Cost of segment revenues	23,748	110,668	34,956	22,506	191,878

Segment Gross Profit	$85,695	$24,054	$125,322	$2,883	$237,954

Year Ended December 31, 2006:
Revenues	$99,530	$107,520	$150,010	$27,036	$384,096
Cost of segment revenues	19,295	88,043	34,186	23,937	165,461

Segment Gross Profit	$80,235	$19,477	$115,824	$3,099	$218,635

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	United States	Europe	Australia and New Zealand	Asia	Other	Consolidated
Year Ended December 31, 2008:
Revenues	$328,760	$98,197	$18,783	$18,037	$24,102	$487,879
Property and equipment, net	22,995	1,910	886	1,368	4,828	31,987

Year Ended December 31, 2007:
Revenues	$258,973	$109,307	$16,974	$22,541	$22,037	$429,832
Property and equipment, net	8,609	2,391	1,222	1,284	1,256	14,762

Year Ended December 31, 2006:
Revenues	$242,907	$93,950	$10,451	$19,595	$17,193	$384,096
Property and equipment, net	8,224	2,012	176	976	863	12,251

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract. No single customer accounts for greater than 10% of revenues.

Note 15. Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in 2008 and 2007. The Company believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2008 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$121,948	$135,762	$127,945	$102,224
Gross profit	$59,674	$59,069	$54,715	$41,613
Operating income (loss)	$11,265	$10,413	$5,521	$(9,026)
Net income (loss)	$2,851	$3,826	$1,335	$(6,991)
Earnings (loss) per share – diluted	$0.05	$0.06	$0.02	$(0.12)
Shares outstanding – diluted	59,082	59,186	58,862	57,898

	Year 2007 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$119,697	$103,100	$105,706	$101,329
Gross profit	$64,699	$52,342	$53,525	$49,969
Operating income	$13,914	$11,128	$10,712	$7,031
Net income	$22,476	$8,077	$6,291	$4,433
Earnings per share – diluted	$0.38	$0.14	$0.11	$0.08
Shares outstanding – diluted	58,585	58,038	57,881	57,703

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Epicor’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework.

In making this assessment as of December 31, 2008, management has excluded the operations of NSB, which was acquired by the Company on February 7, 2008, and whose financial statements reflect total assets, total tangible assets and total revenues of 43%, 18% and 14%, respectively, of the Company’s related consolidated financial amounts as of and for the year ended December 31, 2008, as the Company did not have sufficient time to make an assessment of NSB’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding NSB from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, as revised on October 6, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

Based on its assessment using those criteria, management (including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer) has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by McGladrey & Pullen, LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report included in this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

(c) Changes in Internal Control

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Epicor Software Corporation

We have audited Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Epicor Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in the Annual Report on Form 10-K of Epicor Software Corporation for the year ended December 31, 2008. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded NSB Retail Systems PLC (NSB) from its assessment of internal control over financial reporting as of December 31, 2008, because it was acquired by the Company in a purchase business combination in 2008. We have also excluded NSB from our audit of internal control over financial reporting. NSB is a wholly owned subsidiary whose total assets and revenues represent approximately 43% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Epicor Software Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Epicor Software Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Irvine, California

March 13, 2009

Item 9B.	OTHER INFORMATION

There was no other information required to be reported on a Form 8-K during the fourth quarter of 2008 which was not reported.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors – Nominees,” “Proposal One: Election of Directors – Other Executive Officers,” “Executive Compensation and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meetings and Committees – Code of Ethics,” “Proposal One: Election of Directors—Identification and Evaluation of Nominees for Directors” and the first paragraph under the section entitled “Board of Directors Meetings and Committees – Audit Committee.”

Item 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders entitled “Board of Directors Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” from the section entitled “Executive Compensation and Other Matters,” except for the portion of such section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and from the section entitled “Compensation Committee Report.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies, which originally granted those options. Footnote (4) to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of those assumed options as of December 31, 2008, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,280,665	$8.03	3,420,634	(3)
Equity compensation plans not approved by shareholders (2)	343,890	$3.85	—	(5)

Total	2,624,555	$7.48	3,420,634

(1)	Consists of the Platinum Software Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan – 1990 (the 1990 Plan), 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan), 2002 Employee Stock Purchase Plan (the Purchase Plan), 2005 Stock Incentive Plan (the 2005 Plan) and 2007 Stock Incentive Plan (the 2007 Plan).

(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan, 1998 Nonqualified Stock Option Plan, 1999 Merger Transition Nonstatutory Stock Option Plan and the 2003 CFO Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).
(3)	This number includes 417,918 shares of common stock reserved for issuance under the Purchase Plan, 0 shares available for issuance under the 1994 Plan, 0 shares available for issuance under the 1999 Plan and 2005 Plan, respectively, and 3,002,716 shares available for issuance under the 2007 Plan. It does not include shares under the 1990 Plan. No new options can be granted under the 1990 Plan. On March 30, 2007, the Board of Directors approved the 2007 Plan, subject to stockholder approval at the Annual Meeting, which approval was ultimately received on May 22, 2007. Under the terms of those approvals and the terms of the 2007 Plan, any remaining available shares for issuance under the 1999 Plan and the 2005 Plan rolled into the 2007 Plan. Thus, 0 shares remain available for issuance under those two plans.
(4)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans. As of December 31, 2008, a total of 0 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. No additional options may be granted under those assumed plans.
(5)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company’s 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 84,540 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan per note 5 above.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 47,075 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan per note 5 above.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 33,625 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan per note 5 above.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 150,950 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan per note 5 above.

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

2003 CFO Option Plan

On May 20, 2003, the Board of Directors approved the 2003 CFO Option Plan (the “CFO Plan”). The CFO Plan provides for the one-time option grant of 250,000 shares of common stock to the Company’s then CFO, Michael A. Piraino, as an essential inducement for his accepting the CFO position with Epicor in May 2003. The options are valued as of the date Mr. Piraino began his employment with the Company. Under the terms of the CFO Plan, 25% of the grant vests on the first anniversary date of the grant with the remaining 75% vesting quarterly over the next three year period such that the entire grant is vested in four years. The CFO Plan permits options to be exercised with cash, check, certain other shares of our common stock, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the CFO Plan provides that Mr. Piraino may exercise his option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 0 shares of common stock reserved under the CFO Plan and no more options may be granted under the CFO Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Proposal One: Election of Directors—Board Independence.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its 2009 Annual Meeting of Stockholders entitled “Fees Billed by McGladrey & Pullen LLP during Fiscal Years 2008 and 2007.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 62 of this Report.

2.	Financial Statement Schedules

See Index to Consolidated Financial Statements at Item 8 on page 62 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela J. Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation (“Dataworks”), dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003.	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among the Company, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties.	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation.	(22)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(34)

3.5	Specimen Certificate of Common Stock.	(2)

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.7	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.8	Certificate of Designation of Preferences of Series D Preferred Stock.	(17)

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 27, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent.	(54)

4.2	Amendment No. 1 to the Amended and Restated Preferred Rights Stock Agreement, dated as of February 24, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent.	(55)

4.3	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007.	(47)

10.1*	Platinum Software Corporation 1990 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer Letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(8)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(8)

10.47*	1997 Nonqualified Stock Option Plan.	(12)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors’ Stock Option Plan, as amended.	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(16)

10.56	First Amendment to Sublease dated December 1, 1994.	(16)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(18)

10.58*	Interactive Group, Inc. (“Interactive”) 1995 Stock Option Plan, as amended (the “Interactive Option Plan”).	(19)

10.59*	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(20)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(20)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(21)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Nonstatutory Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(29)

10.66	Value Added Reseller Agreement with Ardent Software, dated January 1, 1999.	(29)

10.67*	Amended and Restated 1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.72	Loan and Security Agreement by and among the Company as borrower and Foothill Capital Corporation as lender dated as of July 26, 2000.	(27)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(28)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.77*	Amended Management Retention Agreement dated as of March 1, 2007 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(33)

10.79*	2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(17)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003.	(39)

10.82	Lease Agreement dated October 14, 2003 between the Company and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005.	(13)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004.	(13)

10.85*	Consulting Agreement dated October 18, 2004 between the Company and CHB Management GmbH, a Swiss Corporation.	(13)

10.86	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 29, 2005.	(41)

10.87*	2005 Stock Incentive Plan.	(42)

10.88*	Deferred Compensation Plan.	(42)

10.89	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 30, 2006 (the “2006 Credit Agreement”).	(44)

10.91*	Management Retention Agreement, dated May 26, 2006 between the Company and L. George Klaus.	(45)

10.92*	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement.	(45)

10.93*	Amended Management Retention Agreement, dated March 1, 2007, between the Company and L. George Klaus.	(48)

10.94	First Amendment to the 2006 Credit Agreement, dated as of May 1, 2007, among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent.	(46)

10.95*	Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”).	(5)

10.96*	Form of Time-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.97*	Form of Performance-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.98	Implementation Agreement between NSB Retail Systems Plc and the Company, dated December 17, 2007.	(50)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by the Company, dated December 17, 2007.	(50)

10.100	Credit Agreement dated December 16, 2007 by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (the “2007 Credit Agreement”).	(51)

10.101	Security and Pledge Agreement dated December 16, 2007 by and between the Company, the Obligors identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.102	First Amendment to the 2007 Credit Agreement, dated February 11, 2008, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to 2007 Credit Agreement.	(51)

10.104*	Management Retention Agreement between the Company and Thomas Kelly, dated February 19, 2008.	(52)

10.105*	Letter Agreement between the Company and Mark Duffell, dated February 19, 2008.	(52)

10.106	Second Amendment dated April 11, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(36)

10.107*	Form of Stock Option Agreement under the 2007 Plan.	(5)

10.108	Third Amendment dated December 30, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(53)

10.109*	Management Retention Agreement, dated January 19, 2009 between the Company and L. George Klaus.	(56)

10.110	Agreement, dated as of February 24, 2009, by and among the Company and Elliott Associates, L.P., and its wholly-owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisers Inc.	(57)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen LLP.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 1997.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 26, 1997.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Incorporated by reference to the DataWorks Schedule 13D and Schedule 13D/A filed on October 23, 1998 and November 6, 1998, respectively.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2003.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for the year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1, Registration No. 33-90816.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8, Registration No. 333-30259.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(23)	Incorporated by reference to the Company’s Annual Transition Report on Form 10-KT for the period ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-107738.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2009.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-97063.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2005.

(42)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2007.

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(49)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820.

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.

(51)	Incorporated by reference to the Company’s Current Report on Form 10-K for the year ended December 31, 2007.

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.

(53)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on November 1, 2004.

(54)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on March 2, 2009.

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2009.

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2009.

(57)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.

Epicor, e by Epicor, Enterprise, Vantage, Avanté, Vista, Clientele, Scala, iScala, NSB and CRS are trademarks or registered trademarks of the Company and may be mentioned in the foregoing Annual Report on Form 10-K. Platinum is a registered trademark of Computer Associates International, Inc. All other product names are trademarks or registered trademarks of their respective companies and are acknowledged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 13, 2009.

EPICOR SOFTWARE CORPORATION

By:	/s/ L. George Klaus
L. George Klaus
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer, Principal Accounting Officer and Senior Vice President (Principal Accounting Officer/Principal Financial Officer)

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

Signature	Title	Date
/s/ L. George Klaus	Chairman, President and Chief Executive Officer	March 13, 2009
L. George Klaus	(Principal Executive Officer)

/s/ Robert H. Smith	Director	March 13, 2009
Robert H. Smith

/s/ James T. Richardson	Director	March 13, 2009
James T. Richardson

/s/ Michael Kelly	Director	March 13, 2009
Michael Kelly

/s/ Michael Hackworth	Director	March 13, 2009
Michael Hackworth

/s/ Richard H. Pickup	Director	March 13, 2009
Richard H. Pickup

/s/ John M. Dillon	Director	March 13, 2009
John M. Dillon