Form 10-Q
period 2009-03-31
EPICOR SOFTWARE CORP
filed 2009-05-11
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 1, 2009, there were 60,939,985 shares of common stock outstanding.

FORM 10-Q INDEX

Part I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
		As Adjusted (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$83,192	$89,764
Accounts receivable, net of allowance for doubtful accounts	79,093	90,624
Deferred income taxes	9,047	8,627
Inventory, net	4,094	5,068
Prepaid expenses and other current assets	12,845	11,064

Total current assets	188,271	205,147

Property and equipment, net	30,571	31,987
Deferred income taxes	42,891	42,858
Intangible assets, net	104,860	113,556
Goodwill	364,272	363,589
Other assets	13,128	14,061

Total assets	$743,993	$771,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,269	$13,913
Accrued compensation and benefits	14,508	21,035
Other accrued expenses	18,941	24,142
Current portion of long-term debt	11,437	10,169
Current portion of accrued restructuring costs	3,177	4,073
Current portion of deferred revenue	89,207	92,361

Total current liabilities	151,539	165,693

Long-term debt, less current portion	257,453	265,257
Accrued restructuring costs	4,944	5,412
Deferred revenue	253	319
Deferred income taxes and other income taxes	35,623	37,621
Other long-term liabilities	1,295	941

Total long-term liabilities	299,568	309,550

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	63	61
Additional paid-in capital	416,073	414,149
Less: treasury stock at cost	(19,041)	(18,458)
Accumulated other comprehensive loss	(6,878)	(4,094)
Accumulated deficit	(97,331)	(95,703)

Total stockholders’ equity	292,886	295,955

Total liabilities and stockholders’ equity	$743,993	$771,198

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		As Adjusted (Note 1)
Revenues:
License	$13,177	$18,504
Consulting	31,452	31,402
Maintenance	46,866	46,156
Hardware and other	7,198	6,162

Total revenues	98,693	102,224

Cost of revenues	46,184	53,545
Amortization of intangible assets	8,405	7,066

Total cost of revenues	54,589	60,611

Gross profit	44,104	41,613

Operating expenses:
Sales and marketing	18,090	21,378
Software development	12,406	13,026
General and administrative	14,191	11,952
In-process research and development	—	200
Restructuring charges	1,411	4,083

Total operating expenses	46,098	50,639

Loss from operations	(1,994)	(9,026)
Interest expense	(5,992)	(4,571)
Interest and other income (expense), net	(167)	847

Loss before income taxes	(8,153)	(12,750)
Income tax benefit	(6,525)	(4,725)

Net loss	$(1,628)	$(8,025)

Comprehensive loss:
Net loss	$(1,628)	$(8,025)
Unrealized foreign currency translation gain (loss)	(2,662)	1,118
Net unrealized loss on derivative financials instruments, net of tax	(109)	—
Net unrealized loss on defined benefit pension plan liability, net of tax	(13)	—

Comprehensive loss	$(4,412)	$(6,907)

Net loss per share:
Basic	$(0.03)	$(0.14)
Diluted	$(0.03)	$(0.14)

Weighted average common shares outstanding:
Basic	58,985	57,898
Diluted	58,985	57,898

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		As Adjusted (Note 1)
Operating activities
Net loss	$(1,628)	$(8,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,489	8,939
Stock-based compensation expense	2,418	2,488
Provision for doubtful accounts	1,116	(357)
Provision for excess and obsolete inventory	104	122
Amortization of debt issuance fees	1,340	296
Amortization of long-term debt discount	1,923	1,790
Restructuring charges	1,411	4,083
Excess tax benefits from share-based payment arrangements	(6)	(617)
In-process research and development charge	—	200
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	9,437	15,153
Inventory	871	(2,730)
Prepaid expenses and other current assets	(2,436)	2,245
Other assets	(461)	810
Income taxes	(6,230)	(7,736)
Accounts payable	539	(556)
Accrued expenses	(9,571)	(15,119)
Accrued restructuring costs	(2,560)	(2,601)
Deferred revenue	(2,542)	1,750
Other long-term liabilities	141	(50)

Net cash provided by operating activities	4,355	85

Investing activities
Purchases of property and equipment	(781)	(1,419)
Cash paid for acquisitions, net of cash acquired	30	(284,128)
Cash designated for acquisition	—	161,000

Net cash used in investing activities	(751)	(124,547)

Financing activities
Proceeds from long-term debt	—	160,000
Principal payments on long-term debt	(8,502)	(1,538)
Debt issuance fees	—	(4,949)
Proceeds from exercise of stock options	9	1,009
Proceeds from employee stock purchase plan	244	326
Excess tax benefits from share-based payment arrangements	6	617
Purchase of treasury stock	(582)	(3,144)

Net cash provided by (used in) financing activities	(8,825)	152,321

Effect of exchange rate changes on cash	(1,351)	446

Net increase in cash and cash equivalents	(6,572)	28,305
Cash and cash equivalents at beginning of period	89,764	75,158

Cash and cash equivalents at end of period	$83,192	$103,463

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Note 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2009. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date (as adjusted for the effects of retrospective adoption of FSP APB 14-1 as discussed below), but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts at March 31, 2009 and December 31, 2008 of $8,340,000 and $7,686,000, respectively.

Change in Accounting Principle

Effective January 1, 2009, the Company changed its method of accounting for its convertible debt (Note 8) due to adopting Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). As required by U.S. generally accepted accounting principles (GAAP), the change has been reflected in the financial statements through retrospective application of the change in accounting principle.

The accounting change impacted the carrying amount of our convertible debt (debt discount), required the Company to record additional interest expense related to the amortization of the debt discount and resulted in reclassification of debt issuance costs, deferred tax liabilities and additional paid in capital, as discussed in more detail in Note 8.

The effect of adoption on the Company’s Condensed Consolidated Balance Sheets is as follows (in thousands):

Increase/(Decrease):	March 31, 2009	December 31, 2008
Other assets	$(1,253)	$(1,357)
Deferred income taxes and other income taxes	18,117	18,820
Long-term debt, less current portion	(48,125)	(50,048)
Additional paid-in capital	36,545	36,545
Accumulated deficit	7,791	6,674

The effect of adoption on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands, except per share amounts):

	March 31, 2009	March 31, 2008
Interest expense	$1,820	$1,673
Income tax benefit	703	639
Net loss	1,117	1,034
Net loss per share (basic and diluted)	$0.02	$0.02

Adoption had no impact on cash flows from operations, investing or financing.

Note 2. Basic and Diluted Net Loss Per Share

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

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net loss applicable to common stockholders	$(1,628)	$(8,025)

Basic:
Weighted average common shares outstanding	62,103	60,138
Weighted average common shares of unvested restricted stock	(3,118)	(2,240)

Shares used in the computation of basic and diluted net loss per share	58,985	57,898

Net loss per share applicable to common stockholders – basic and diluted	$(0.03)	$(0.14)

Due to net losses for all periods presented, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share. On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of convertible senior notes (Note 8). The notes are only dilutive when the common stock price exceeds the conversion price of approximately $18.10 per share, and no shares have been included in the calculation of diluted net income per share as the conversion value did not exceed the principal amount of the notes.

Note 3. Acquisition

Acquisitions have been accounted for under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Any acquisition made after January 1, 2009 will be accounted for in accordance with SFAS No. 141, “Business Combinations” (revised 2007) (SFAS 141-R). Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company’s stringent criteria which includes, but is not limited to, product and technology fit, culture, geography, revenue synergies and financial contribution. Because the software industry is consolidating, the purchase environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

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

The total purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	6,449

Total purchase price	$318,294

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The Company adjusted goodwill by $14,233,000 since the original allocation on February 7, 2008, primarily related to finalizing the fair value of land and buildings which resulted in an increase in property and equipment of $4,105,000, and a reduction to deferred taxes of $16,593,000. See Note 4 for a discussion of goodwill and intangibles acquired.

The following table summarizes the allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and cash equivalents	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	16,038
Prepaid and other assets	4,720
Deferred tax assets	2,047

Total tangible assets acquired	75,456
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	198,240
Accounts payable and accrued expenses	(24,221)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(13,289)

Net assets acquired	$318,294

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

Included in the Company’s operating results for the three months ended March 31, 2008 is a charge of $200,000 for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Goodwill is amortizable for tax purposes when determining foreign earnings subject to tax in the U.S. A portion of the goodwill is amortizable for tax in the foreign jurisdiction.

Pro Forma Information

Actual results of operations of NSB are included in the consolidated financial statements from the acquisition date of February 7, 2008. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of NSB using the purchase method as if it occurred on January 1, 2008, and includes amortization of identified intangibles, interest expense on debt incurred to finance the acquisitions, elimination of amortization related to NSB intangibles not assumed in the acquisition, and the in-process research and development charge. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of operations for future periods or the financial results of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data).

(Unaudited) Three Months Ended March 31, 2008
Total revenues	$107,940
Net loss	$(12,618)
Net loss per share:
Basic	$(0.22)

Diluted	$(0.22)

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an annual review of goodwill and indefinite-lived intangibles for possible impairment. In accordance with SFAS No. 142, the Company performed its annual impairment review of its recorded goodwill in 2008, and determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The following table represents the balance and changes in goodwill by reporting unit as of and for the three months ended March 31, 2009 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2008	$138,936	$68,835	$155,818	$363,589
NSB acquisition	701	246	624	1,571
Adjustment of tax liability	(114)	(76)	(191)	(381)
Foreign currency translation	(143)	(139)	(225)	(507)

Balance as of March 31, 2009	$139,380	$68,866	$156,026	$364,272

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in intangible assets recorded during 2009, which includes additional change due to foreign currency translation (in thousands):

Foreign Currency Translation
Acquired technology	$(50)
Customer base	(630)
Trademark	(7)
Covenant not to compete	(50)

Total	$(737)

Intangible assets are amortized over the estimated economic life of the assets. As of March 31, 2009, the Company has not identified any indicators of impairment associated with intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,340	$81,221	$56,119	$137,390	$75,788	$61,602
Customer base	73,770	28,965	44,805	74,400	26,995	47,405
Trademark	13,789	9,853	3,936	13,796	9,247	4,549
Covenant not to compete	2,097	2,097	—	2,147	2,147	—

Total	$226,996	$122,136	$104,860	$227,733	$114,177	$113,556

Amortization expense of the Company’s intangible assets is included in cost of revenues for the three months ended March 31, 2009 and 2008 and was $8,405,000 and $7,066,000, respectively. Estimated amortization expense for the remainder of 2009, 2010, 2011, 2012, 2013 and thereafter is approximately $22,230,000, $27,465,000, $21,239,000, $19,633,000, $7,000,000 and $7,293,000, respectively.

Note 5. Restructuring Charges

For the three months ended March 31, 2009, the Company recorded restructuring charges of $1,411,000. These charges primarily relate to management severance. During the three months ended March 31, 2009, the Company made $2,588,000 in cash and share-based payments against reserves associated with its restructuring activities. The liability was further reduced by $189,000 of foreign currency translation and other adjustments.

Note 6. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of consulting revenues	$204	$251
Cost of maintenance revenues	109	111
Sales and marketing	606	875
Software development	177	201
General and administrative	1,322	1,050

Total stock-based compensation expense	$2,418	$2,488

Net cash proceeds from the exercise of stock options were $9,000 and $1,009,000 for the three months ended March 31, 2009 and 2008, respectively. In accordance with SFAS 123-R, the Company presents excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the three months ended March 31, 2009 and 2008, net cash provided by operating activities decreased by, and financing activities increased by, $6,000 and $617,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit recognized in the statement of operations related to stock-based compensation for the three months ended March 31, 2009 and 2008 was $796,000 and $756,000, respectively. No share-based compensation was capitalized for the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, the Company granted 1,313,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2009 and 2010 performance plan years under the terms of the Company’s Performance Based Restricted Stock Plan (“PBRSP”). In December 2008, the Company’s Board of Directors approved extending the PBRSP to 2010. All existing participants were granted the same number of shares for the 2010 plan year as they had in the 2009 plan year. The shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for each of two performance years, 2009 and 2010. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of March 31, 2009, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance based restricted stock, during the three months ended March 31, 2009, the Company acquired 166,000 shares of common stock at a value of $582,000.

At March 31, 2009, there was approximately $4,873,000 of total unrecognized compensation expense related to performance based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. At March 31, 2009, there was approximately $4,314,000 of total unrecognized compensation expense related to other restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately one year. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $753,000 for three months ended March 31, 2009.

At March 31, 2009, there was approximately $28,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years.

The fair value of restricted stock that vested during the three months ended March 31, 2009 and 2008 was $1,541,000 and $9,085,000, respectively.

Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The weighted-average grant date fair value of options granted in fiscal 2009 was $1.96 per option. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. As there were no options granted for the three months ended March 31, 2008, no data is provided for stock option plans with respect to the weighted average assumptions used to value the option grants and the stock purchase plan rights. The grant date fair value of options granted during the three months ended March 31, 2009 was estimated using the following weighted average assumptions:

Three Months Ended March 31, 2009
Expected life (years)	4.0
Risk-free interest rate	1.3%
Volatility	75.5%
Dividend rate	0.0%

There were 6,000 options exercised during the three months ended March 31, 2009. As of March 31, 2009, there were 1,555,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 4.3 years, $7.85 and $1,298,000, respectively. As of March 31, 2009, there were 1,573,000 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 4.4 years, $7.82 and $1,302,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock.

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

The Company has recorded unbilled consulting revenues totaling $2,497,000 and $1,933,000 at March 31, 2009 and December 31, 2008, respectively. These unbilled revenues represent consulting services performed during the last few business days of the quarter but not billed until the following month. The Company cuts-off consulting billing prior to the end of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Consolidated Balance Sheets.

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

Note 8. Credit Facility and Convertible Senior Notes

For the quarter ended March 31, 2009, the Company made mandatory principal payments of $2,500,000 and voluntary principal payments of $6,000,000 against the term loan from discretionary funds.

At March 31, 2009, the Company had $86.5 million outstanding under the term loan, with principal payments due in 2009, 2010, 2011, 2012 and 2013 of $7,500,000, $15,000,000, $20,000,000, $37,500,000 and $6,500,000, respectively, and no outstanding borrowing under the revolving facility under the 2007 Credit Facility. As a result, the Company had unused borrowing capacity of $100 million through the revolving facility available under the 2007 credit facility. At March 31, 2009, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 4.29%.

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

Effective January 1, 2009, the Company adopted FSP APB 14-1, and retroactively applied this change to all periods presented herein. This standard requires the Company to change the previous accounting method for its $230 million convertible senior notes. Accordingly, the Company recorded a $61,752,000 debt discount as additional paid in capital, as of the notes’ issuance date of May 15, 2007. At March 31, 2009, the debt discount was $48,126,000. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $181,874,000.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate on the liability component was 7.35%, which was based on market conditions at the time the debt was entered into. The Company recognized interest expense of $3,289,000 and $3,156,000 related to the convertible debt for the three months ended March 31, 2009 and 2008, respectively, of which $1,366,000 is contractual.

The Company reclassified $2,155,000 of previously capitalized debt issuance fees attributable to the equity portion of the convertible debt as additional paid in capital. The Company also recorded deferred tax liability of $23,049,000 as additional paid in capital related to the debt discount and reclassified debt issuance fees.

Note 9. Interest Rate Swap

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps are cash flow hedges and qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The critical terms of the instruments include currency, notional amount, formula for computing net settlements, benchmark rate, interest period and interest payment dates, as well as other terms. The Company confirms effectiveness each reporting period. If the instruments are not effective, the changes in fair value would be included in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2009, the interest swaps are effective and changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swap on the Company’s Condensed Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. Following is a summary of the interest rate swaps (rates are inclusive of the applicable interest rate margin of 2.25% under the 2007 credit agreement):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 3/31/09	5.420%
04/18/08	$15 million	06/30/08 – 9/30/09	5.445%
04/18/08	$15 million	06/30/08 – 9/30/09	5.400%
03/11/09	$20 million	03/31/09 – 03/31/11	3.940%
03/12/09	$15 million	09/30/09 – 03/31/11	4.140%
03/12/09	$5 million	09/30/09 – 09/30/10	4.300%

At March 31, 2009 the effective interest rate for the notional amounts covered by the swap agreements as of such date was 4.83% (inclusive of 2.25% interest rate margin under the 2007 credit agreement).

As of March 31, 2009, the interest rate swap resulted in a net liability of $709,000, which was included in accrued expenses and other long-term liabilities. The change in market value during fiscal 2009 was recorded as an unrecognized loss in the accumulated other comprehensive loss section of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets as the swaps were effective at March 31, 2009.

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

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following table presents the Company’s financial liabilities as of March 31, 2009 measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$709	$—

Note 10. Provision for Income Taxes

The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. At March 31, 2009 and December 31, 2008, the Company had $18,142,000 and $19,629,000, respectively, of gross unrecognized tax benefits, of which $8,539,000 and $8,267,000, respectively, would reduce the effective tax rate if recognized. The change in gross unrecognized tax benefits during the first quarter of 2009 is primarily the result of lapse in statutes in foreign jurisdictions, changes in the Company’s estimate of expected settlement of certain unrecognized tax benefits in foreign jurisdictions, and foreign exchange gains and losses. The tax benefit for the first quarter of 2009 includes a $1,524,000 benefit related to prior periods for the reduction of reserves for uncertain tax positions. The Company determined the adjustment is not material to previously reported financial statements or the expected full year 2009 financial statements and, therefore, recorded the correction in the first quarter of 2009. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009, the Company has approximately $766,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 1997 to 2008 remain open to examination by Federal and state taxing jurisdictions and the tax years 2002 to 2008 remain open to examination by foreign jurisdictions. The Company is currently under examination in various foreign locations. The Company anticipates effectively settling the uncertain tax positions relating to certain foreign jurisdictions in the next twelve months. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of March 31, 2009.

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

The Company recorded an income tax benefit of $6,525,000 and $4,725,000 for the three months ended March 31, 2009 and 2008 respectively. The effective income tax rates were 80.0% and 37.1% for the three months ended

March 31, 2009 and 2008, respectively. The 2009 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income, and releases of reserves for uncertain tax positions primarily related to statute closures and expected audit settlements in foreign jurisdictions. The 2008 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income.

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

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended March 31, 2009 and 2008 of $8,405,000 and $7,066,000, respectively.

Operating segment data for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended March 31, 2009:
Revenues	$13,177	$31,452	$46,866	$7,198	$98,693
Cost of revenues	2,429	26,414	10,966	6,375	46,184

Gross profit	$10,748	$5,038	$35,900	$823	$52,509

Three months ended March 31, 2008:
Revenues	$18,504	$31,402	$46,156	$6,162	$102,224
Cost of revenues	3,578	31,957	11,590	6,420	53,545

Gross profit	$14,926	$(555)	$34,566	$(258)	$48,679

Note 12. Commitments and Contingencies

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

The net periodic benefit cost of the Company’s defined benefit pension plan included the following components (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest cost on projected benefit obligation	$75	$68
Expected return on plan assets	(51)	(48)

Net periodic benefit cost	$24	$20

During the three months ended March 31, 2009 and 2008, contributions of approximately $54,000 and $50,000, respectively, were made to the Company’s defined benefit pension plan. The Company expects to contribute approximately $159,000 for the remainder of the year to its defined benefit pension plan.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis, and was adopted by the Company on January 1, 2009. The results of the adoptions of FSP APB 14-1 have been disclosed in Note 1 and Note 8.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The adoption of this standard did not have any effect on its consolidated results of operations and financial condition.

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

In February 2008, FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on consolidated results of operations and financial condition. The adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 36 to 45. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

The financial market crisis has continued to disrupt credit and equity markets worldwide and has led to continued weakening in the global economic environment. The effect of the continued weakening of the global economy and the fallout from the financial market crisis is expected to continue to challenge Epicor’s ability to sell software licenses and may negatively impact demand for our consulting services. The adverse economic environment has also increased the difficulty of forecasting revenues, as a decrease in license revenue may lead to a decrease in consulting revenue in the same or subsequent quarters. Lower license revenue may also decrease maintenance revenue since maintenance fees for new product licenses are directly related to software license sales. In response to this difficult economic environment, Epicor took steps in November 2008 to reduce its headcount and lower expenses. The Company continues to monitor the economic situation, the business environment and the Company’s outlook.

Total revenues for the three months ended March 31, 2009, decreased 3.5% to $98.7 million, compared to $102.2 million for the three months ended March 31, 2008. Net license revenue decreased by 28.8% to $13.2 million for the three months ended March 31, 2009, when compared to net license revenue of $18.5 million for the three months ended March 31, 2008. Consulting revenue was $31.5 million for the three months ended March 31, 2009, flat when compared to consulting revenue of $31.4 million for the three months ended March 31, 2008. Maintenance revenue for the three months ended March 31, 2009 was $46.8 million, an increase of 1.5% compared to maintenance revenue of $46.1 million for the three months ended March 31, 2008. Hardware and other revenue for the three months ended March 31, 2009 was $7.2 million, an increase of 16.8% compared to hardware and other revenue of $6.2 million for the three months ended March 31, 2009. See discussion in Results of Operations for more detailed information.

Overall gross margin was 44.7% for the three months ended March 31, 2009, compared to 40.7% during the same period in 2008, up primarily due to decreased cost of sales, including a decrease in cost of consulting during the period.

Cash flows from operations were $4.4 million during the three months ended March 31, 2009, compared to 2008 cash flows from operations of $0.1 million. Cash flows increased despite the net loss for the three months ended March 31, 2009, compared to 2008. This is due to an increase in amortization, an increase in provision for doubtful accounts in the current year and an increase in debt fee amortization.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 7 of Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at March 31, 2009. Receivables from customers are generally unsecured.

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

During the year ended December 31, 2007, the Company determined, primarily based on operating income during recent years and anticipated operating income and cash flows for future periods, that it is more likely than not that certain foreign deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released certain valuation allowances related to the United Kingdom, the Netherlands, Germany, Canada, Singapore, Hong Kong, and other foreign jurisdictions resulting in a non-cash income tax benefit to net income, as well as a credit to goodwill as some of the deferred tax assets existed at the date of Scala’s acquisition. The Company intends to maintain a valuation allowance for the remaining foreign deferred tax assets until sufficient positive evidence exists to support its reversal. The remaining valuation allowance will continue to be evaluated over future quarters.

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

Acquisition

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

Pursuant to the terms of the acquisition agreement, shareholders of NSB received £0.38 in cash for each NSB ordinary share. The value of the fully diluted share capital of NSB was approximately $311.8 million, not including transaction costs, based on the exchange rates in effect at the time the U.S. dollars were converted to pounds sterling for purposes of the transaction. The consideration payable under the agreement was funded by the Company with approximately $161.0 million in existing cash balances, with the balance of the consideration being funded by drawing from funds available pursuant to the 2007 credit facility (Note 8 in Notes to Consolidated Financial Statements).

The total purchase price for NSB is shown below (in thousands):

Cash	$311,845
Transaction costs	6,449

Total purchase price	$318,294

The acquisition of NSB is accounted for as a purchase business combination as defined in SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The Company adjusted goodwill by $14.2 million since the original allocation on February 7, 2008, primarily related to finalizing the fair value of land and buildings which resulted in an increase in property and equipment of $4.1 million, and a reduction to deferred taxes of $16.6 million. See Note 4 in Notes to the Consolidated Financial Statements for a discussion of goodwill and intangibles acquired.

The following table summarizes the allocation of the purchase price (in thousands):

Fair value of tangible assets acquired:
Cash and cash equivalents	$33,181
Accounts receivable	18,274
Inventory	1,196
Property and equipment	16,038
Prepaid and other assets	4,720
Deferred tax assets	2,047

Total tangible assets acquired	75,456
Acquired technology	58,700
Acquired in-process research and development	200
Customer base	39,300
Trade name	3,500
Goodwill	198,240
Accounts payable and accrued expenses	(24,221)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(13,289)

Net assets acquired	$318,294

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

Included in the Company’s operating results for the three months ended March 31, 2008 is a charge of $0.2 million for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Restructuring Charges

Through the first three months of 2009, the Company recorded restructuring charges of $1.4 million, consisting primarily of severance costs related to management severance.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 (in millions, except percentages):

	Three Months Ended March 31,
	2009	2008	Change $	Change %
Revenues
License	$13.2	$18.5	$(5.3)	(28.8)%
Consulting	31.5	31.4	0.1	0.2%
Maintenance	46.8	46.1	0.7	1.5%
Hardware and other	7.2	6.2	1.0	16.8%

Total revenues	98.7	102.2	(3.5)	(3.5)%

Gross profit %
License	81.6%	80.7%
Consulting	16.0%	(1.8)%
Maintenance	76.6%	74.9%
Hardware and other	11.4%	(4.2)%

Amortization of intangible assets	$8.4	$7.1	$1.3	18.9%
% of total revenues	8.5%	6.9%

Gross profit	$44.1	$41.6	$2.5	6.0%
% of revenues	44.7%	40.7%

Sales and marketing	$18.1	$21.4	$(3.3)	(15.4)%
% of revenues	18.3%	20.9%

Software development	$12.4	$13.0	$(0.6)	(4.8)%
% of revenues	12.6%	12.7%

General and administrative	$14.2	$12.0	$2.2	18.7%
% of revenues	14.4%	11.7%

In-process research and development	$—	$0.2	$(0.2)	100.0%
% of revenues	0.0%	0.2%

Restructuring charge	$1.4	$4.1	$(2.7)	(65.4)%
% of revenues	1.4%	4.0%

Interest expense	$6.0	$4.6	$1.4	31.1%
% of revenues	6.1%	4.5%

Interest and other income (expense), net	$(0.2)	$0.8	$(1.0)	(119.7)%
% of revenues	(0.2)%	0.8%

Income tax benefit	$(6.5)	$(4.7)	$(1.8)	38.1%
Effective tax rate	80.0%	(37.1)%

Net income	$(1.6)	$(8.0)	$6.4	(79.7)%
% of revenues	(1.6)%	(7.9)%

Revenue

The decrease in license revenues for the three months ended March 31, 2009, compared to the same period in 2008, is due primarily to the downturn of the overall economic environment and lengthening sales cycles. Due to the volatility surrounding the financial markets, the uncertainty regarding the state of the economy and tightening of the credit market, some customers were reluctant to sign new deals, and many retailers are implementing projects on a staged basis where they purchase and roll out smaller parts of their total solution. In addition, the Company’s license revenues were negatively impacted due to the strengthening of the United States dollar relative to other major currencies. License revenues for the three months ended March 31, 2009, included two sales greater than $0.5 million, of which one was greater than $1.0 million. License revenues for the three months ended March 31, 2008, included three deals greater than $0.5 million, none of which were greater than $1.0 million.

Consulting revenues for the three months ended March 31, 2009, compared to the same period in 2008, were flat. Consulting revenue is derived from license sales, and as such has been negatively impacted by the lower license revenues in the past couple quarters. Consulting revenues were negatively impacted in the first quarter of 2008 by a strategic consulting deal with a large customer that required the Company to allocate significant consulting resources to this project with no additional associated revenues. In addition, the Company’s consulting revenues were negatively impacted due to the strengthening of the United States dollar relative to other major currencies, offset by the acquisition of NSB, which contributed consulting revenues during the entire quarter of 2009.

The increase in maintenance revenues for the three months ended March 31, 2009, compared to the same period in 2008, is due primarily to the acquisition of NSB, which contributed maintenance revenues during the entire quarter of 2009, as well as continued high renewal rates in the Company’s customer base, continuing new license sales and related maintenance contracts sold with new licenses and continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements. The increase is offset by the strengthening of the United States dollar relative to other major currencies, which negatively impacted maintenance revenues.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the three months ended March 31, 2009, as compared to the same period in 2008, is due to the acquisition of NSB, which contributed hardware revenues during the entire quarter of 2009, and the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $30.5 million and $35.7 million for the three months ended March 31, 2009 and 2008, representing 30.9% and 34.9%, respectively, of total revenues. The decrease in international revenues as a percentage of total revenues was primarily due to the full quarter inclusion of NSB whose customers are primarily in the United States. The decrease in international revenues for the three months ended March 31, 2009 compared to the same period in 2008 in absolute dollars is due to the general global economic downturn as well as the strengthening of the United States dollar relative to other major currencies. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended March 31, 2009 being reported $6.9 million, or 6.5% of total revenue, lower than these revenues would have been if they had been translated at 2008 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three months ended March 31, 2009, compared to the same period in 2008, gross profit of license revenue increased as costs decreased due primarily to a lower mix of third party software sales.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs decreased in absolute dollars during the three months ended March 31, 2009, compared to the same period in 2008, primarily due to headcount reductions related to the Company’s restructuring activities in 2008 as well as a continued focus on expense management, offset by the acquisition of NSB, whose costs were included for the entire quarter in 2009. Also, the strengthening of the United States dollar relative to other currencies, decreased costs as a large percentage of the consulting staff are outside the United States. Consulting services margins improved for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the decreased costs in the first quarter of 2009, and the impact in the first quarter of 2008 of a strategic consulting contract with a large customer for whom the Company had to adjust costs estimated and record future estimated losses.

Cost of maintenance revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products. For the three months ended March 31, 2009, compared to the same period of 2008, cost of maintenance revenues decreased in absolute dollars due primarily to headcount reductions from the Company’s restructuring activities in 2008 as well as the strengthening of the United States dollar relative to other currencies as a large percentage of the Company’s support staff are based outside the United States. This decrease is offset by the acquisition of NSB, whose costs were included for the entire quarter in 2009. Maintenance gross profit increased for the three months ended March 31, 2009, compared to the same period in 2008, due to a decrease in maintenance costs.

Cost of hardware and other revenue increased in absolute dollars in the three months ended March 31, 2009 compared to the same period in 2008, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit for hardware and other revenues improved in the current quarter as the prior quarter was negatively impacted by significant low margin hardware sales to large customers and a customer settlement.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended March 31, 2009 and 2008, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $8.4 million and $7.1 million, respectively. The increase in amortization expense for the three months ended March 31, 2009, as compared to the same period in 2008 is due to a full quarter of amortization expense related to intangible assets acquired in the NSB acquisition, offset by intangible assets that became fully amortized during the period. Amortization of acquired technology and trademarks will be complete in 2013 and amortization of the customer base will be complete in 2015. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. These costs decreased in absolute dollars and as a percentage of revenue, for the three months ended March 31, 2009, compared to the same period in 2008. The decrease is due to a headcount reduction related to the Company’s 2008 restructuring activities, a continued focus on expense management, as well as the strengthening of the United States dollar relative to other currencies.

Software Development

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States, Canada, Mexico, Eastern Europe, Malaysia, Australia and Russia, where the Company operates development centers.

Software development expenses decreased in absolute dollars and as a percentage of revenue for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to a reduction in headcount as well as the strengthening of the United States dollar relative to other currencies as a large percentage of the Company’s development personnel are based outside the United States, offset by the acquisition of NSB, whose costs were included for the entire quarter in 2009.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses increased in absolute dollars and as a percentage of total revenues during the three months ended March 31, 2009, compared to the same period in 2008. This increase is primarily attributable to additional provision for doubtful accounts as well as the acquisition of NSB, whose costs were included for the entire quarter in 2009. The increase was partially offset by a decrease due to headcount reductions related to the Company’s 2008 restructuring activities as well as the strengthening of the United States dollar relative to other currencies.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted and restricted stock issued by the Company. For the three months ended March 31, 2009 and 2008, stock-based compensation expense remained flat at $2.4 million and $2.5 million, respectively.

At March 31, 2009, there was approximately $4.9 million and $4.3 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately one year. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current estimate, the Company has recorded stock compensation expense related to these grants of $0.8 million for the three months ended March 31, 2009.

At March 31, 2009, there was approximately $28,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately three years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of consulting revenues	$204	$251
Cost of maintenance revenues	109	111
Sales and marketing	606	875
Software development	177	201
General and administrative	1,322	1,050

Total stock-based compensation expense	$2,418	$2,488

In-Process Research and Development

Included in the Company’s operating results for the three months ended March 31, 2008 is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expense arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Restructuring

For the three months ended March 31, 2009, the Company recorded restructuring charges of $1.4 million. This charge is primarily related to management severance.

Interest Expense

Interest expense increased for the three months ended March 31, 2009, as compared to the same period in 2008 due primarily to the Company writing off of capitalized debt issuance costs related to a reduction in borrowing capacity on the credit facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased for the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to a decrease in interest earned on the Company’s cash balances. The Company had a large cash balance in the prior year due to cash received from the debt offering which occurred in May of 2007. The Company used this cash, as well as cash from a new credit facility to purchase NSB in February of 2008, which resulted in less interest income in the current quarter as compared to the same quarter of the prior year.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly; the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $6.5 million and $4.7 million for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rates were 80.0% and 37.1% for the three months ended March 31, 2009 and 2008, respectively. The 2009 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income, and releases of reserves for uncertain tax positions primarily related to statute closures and expected audit settlements in foreign jurisdictions. The 2008 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the three months ended March 31, 2009 (in millions):

2009
Cash and cash equivalents	$83.2
Working capital	36.7
Net cash provided by operating activities	4.4
Net cash (used in) investing activities	(0.8)
Net cash (used in) financing activities	(8.8)
Long-term debt, less current portion, exclusive of debt discount	305.6

Overview

As of March 31, 2009, the Company had cash and cash equivalents of $83.2 million and $36.7 million in net working capital (current assets in excess of current liabilities). The Company’s primary sources of operating cash are customer payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue is $125.9 million. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

The Company’s days sales outstanding (DSO) for the last five quarters are set forth in the following table:

Quarter Ended:	2008
March 31	91
June 30	66
September 30	65
December 31	68

2009
March 31	72

The increase in DSO’s in the first quarter of 2008 was due primarily to the Company’s higher accounts receivable balances without related revenues as a result of the NSB acquisition. Although the Company experienced relatively shorter payment cycles during most of 2008, these cycles began to lengthen during the fourth quarter of 2008 and this trend continued during the first quarter of 2009 due primarily to the volatility surrounding the financial markets and uncertainty regarding the state of the economy as well as the tightening of the credit market.

As of March 31, 2009, the Company had $8.1 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

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

Operating Activities

The Company’s operations provided $4.4 million in cash during the three months ended March 31, 2009. Cash flows from operating activities were generated even though the Company reported $1.6 million of net loss. Net loss was reduced by non-cash charges primarily consisting of $10.5 million of depreciation and amortization, $2.4 million of stock-based compensation expense, $1.1 million of provision for doubtful accounts, $1.3 million of debt issuance fee amortization, $1.9 million of debt discount amortization and $1.4 million of restructuring charges. Net working capital changes decreased overall cash provided from operations by $6.7 million. The working capital changes relate primarily to a decrease in accounts receivable resulting from increased cash received of $9.4 million offset by $2.6 million in payments made in connection with the Company’s restructuring activities in 2009 as well as a decrease in accounts payable and accrued expenses.

Investing Activities

The Company’s principal investing activities for the three months ended March 31, 2009 included $0.8 million for capital expenditures.

Financing Activities

Financing activities for the three months ended March 31, 2009 included $8.5 million in payments on the 2007 credit facility and $0.6 million in the purchase of treasury stock. The Company repurchases a portion of employee’s vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.2 million.

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

At March 31, 2009, the Company had $86.5 million of term loans outstanding at a weighted average interest rate of 4.29% and no balance outstanding under the revolving facility available under the 2007 credit facility. Interest under the 2007 credit facility is variable. At March 31, 2009, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 18, 2008, March 11, 2009 and March 12, 2009 the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The agreements effectively convert the Company’s floating-rate debt to fixed-rate debt. This reduces the risk of higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates.

Following is a summary of the interest rate swaps (rates are inclusive of the applicable interest rate margin of 2.25% under the 2007 credit agreement):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 3/31/09	5.420%
04/18/08	$15 million	06/30/08 – 9/30/09	5.445%
04/18/08	$15 million	06/30/08 – 9/30/09	5.400%
03/11/09	$20 million	03/31/09 – 03/31/11	3.940%
03/12/09	$15 million	09/30/09 – 03/31/11	4.140%
03/12/09	$5 million	09/30/09 – 09/30/10	4.300%

At March 31, 2009 the effective interest rate for the notional amounts covered by the swap agreements as of such date was 4.83% (inclusive of 2.25% interest rate margin under the 2007 credit agreement). As of March 31, 2009, the interest rate swap resulted in a net liability of $709,000 included in accrued expenses and other long-term liabilities.

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

Effective January 1, 2009, the Company adopted FSP APB 14-1, and retroactively applied this change to all periods presented herein. This standard requires the Company to change the previous accounting method for its $230 million convertible senior notes. Accordingly, the Company recorded a $61.8 million debt discount as additional paid in capital, as of the notes’ issuance date of May 15, 2007. At March 31, 2009, the debt discount was $48.1 million. The Company has $230 million in principal due under the convertible debt, for a net carrying amount of $181.9 million.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate on the liability component was 7.35%, which was based on market conditions at the time the debt was entered into. The Company recognized interest expense of $3.3 million and $3.2 million related to the convertible debt for the three months ended March 31, 2009 and 2008, respectively, of which $1.4 million is contractual.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations. As of March 31, 2009, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

Through March 31, 2009, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Certain Factors That May Affect Future Results –

We have a significant amount of debt in connection with our convertible senior note offering in 2007 and borrowings under our credit agreement in February 2008.

As of March 31, 2009, we had approximately $230 million of outstanding debt related to our convertible note offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended by the First Amendment dated February 11, 2008 and the Notice dated February 11, 2008, of which $86.5 million is outstanding at March 31, 2009, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our credit agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our senior secured credit facility, could permit the lenders to foreclose on our assets securing that debt. For example, we have failed to meet the financial covenants in our credit agreement twice and have been forced to seek a waiver or amendment by paying a penalty to prevent an event of default. If we are unable to satisfy these financial covenants in the future, amendments or waivers to the credit agreement may not be available on reasonable terms or at all, which may result in an event of default and acceleration of the debt, which we may be unable to pay;

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

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer so renew or that a customer pay new license or service fees to the Company following the initial purchase. For example, as a result of the recent economic downturn, some customers have not renewed their maintenance and support agreements. As a result, if the Company’s existing customers do not renew their maintenance and support agreements or fail to purchase new product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

We have recorded a large amount of goodwill and other acquired intangible assets which we will be required to write down and record an expense if they become impaired.

In connection with our acquisitions, we currently, as of March 31, 2009, have goodwill of $364.3 million and $104.9 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our executive officers and other senior members of our management team such as our chief marketing officer and senior vice presidents are critical to the overall management of Epicor as well as the development of our technology, our operations and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The transition of key executives, such as at the CEO level over the last year, as well as the loss of other key members of our executive management team, such as the departure in 2008 of our Chief Operating Officer and Chief Financial Officer could adversely affect our ability to compete effectively and seriously harm our business if the management team is unable to lead the Company during such times of this time of transition or attract qualified replacements in a timely manner.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended March 31, 2009 and 2008, 30.9% and 34.9%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Different and changing regulatory requirements in various countries and regions;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations and

•	Perceived health risks (e.g. swine flu), natural disasters or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during the first quarter of 2009, FX losses totaled $0.3 million. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended March 31, 2009 and 2008, 20% and 13%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.

The Company considers its proprietary software and the related intellectual property rights in such products to be among its most valuable assets. The Company relies on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot assure you that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company has in the past taken legal action against third parties whom the Company believed were infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2007 through the first quarter of 2009, quarterly operating results have ranged from a net loss of $8.0 million to net income of $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2007 through the first quarter of 2009, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $70.2 million at December 31, 2006 to $83.2 million at March 31, 2009. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 65 to highs of 91, due to a variety of factors. Given the recent economic turmoil, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of March 31, 2009, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds and $86.5 million in debt.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended March 31, 2009, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $15.49. For the three months ended March 31, 2009, the price of the Company’s common stock ranged from a low of $2.36 to a high of $4.94. As of May 1, 2009, the Company had 60,939,985 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

The continued integration of the NSB business into the Company’s business may not realize all of the anticipated benefits of the acquisition, including synergies, to the extent, or in the time frame, anticipated. The failure to fully integrate the NSB business operations successfully with those of CRS and the Company or to realize all of the anticipated benefits of the acquisition, including synergies, could seriously hinder our plans for product development and business and market expansion.

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

Our preferred share rights plan, blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price or discourage potential acquirers.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At March 31, 2009, the Company had $83.2 million in cash and cash equivalents. Based on the investment interest rate and the balance as of March 31, 2009, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $0.8 million on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its U.S. issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the U.S. are not afforded such protection. The Company has approximately 58% of its cash and cash equivalents outside the U.S. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility requires the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for up to 50% of the outstanding balance of the term loan for a period of time. On April 18, 2008, March 11, 2009 and March 12, 2009 the Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. The interest rate swaps qualify for hedge accounting treatment pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The changes in the fair value of the interest rate swaps will be reflected in the carrying value of the interest rate swap on the balance sheet. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At March 31, 2009, the interest rates swap arrangements hedged the floating rate interest risk on $50 million of the $86.5 million term loan balance then outstanding under the 2007 credit facility. Accordingly, at March 31, 2009, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.3 million on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk.

The Company did not have any foreign currency forward or option contracts open as of March 31, 2009. International revenues represented 30.9% of the Company’s total revenues for the three months ended March 31, 2009, and 21.9% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three months ended March 31, 2009 of $0.3 million. For the three months ended March 31, 2009, the transactional loss was primarily due to settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies. Given a hypothetical increase or decrease of 10% in the exchange rate between the US dollar and other major currencies, the unrealized or realized transaction gain or (loss) would increase or decrease by approximately USD $0.8 million for the three months ended March 31, 2009, and likewise increase or decrease the Company’s earnings and cash flows for the respective periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
January 1, 2009 to January 31, 2009	4,235	$4.06		—	N/A
February 1, 2009 to February 28, 2009	162,098	$3.49		—	N/A
March 1, 2009 to March 31, 2009	—	$—		—	N/A

Total	166,333	$3.50	(1)	—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: May 11, 2009	/s/ Michael Pietrini
Michael Pietrini
Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela J. Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation (“Dataworks”), dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003.	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among the Company, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties.	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation.	(22)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(34)

3.5	Specimen Certificate of Common Stock.	(2)

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.7	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.8	Certificate of Designation of Preferences of Series D Preferred Stock.	(17)

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 27, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent.	(54)

4.2	Amendment No. 1 to the Amended and Restated Preferred Rights Stock Agreement, dated as of February 24, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent.	(55)

4.3	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007.	(47)

10.1*	Platinum Software Corporation 1990 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer Letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(8)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(8)

10.47*	1997 Nonqualified Stock Option Plan.	(12)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors’ Stock Option Plan, as amended.	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(16)

10.56	First Amendment to Sublease dated December 1, 1994.	(16)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(18)

10.58*	Interactive Group, Inc. (“Interactive”) 1995 Stock Option Plan, as amended (the “Interactive Option Plan”).	(19)

10.59*	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(20)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(20)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(21)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Nonstatutory Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(29)

10.66	Value Added Reseller Agreement with Ardent Software, dated January 1, 1999.	(29)

10.67*	Amended and Restated 1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.72	Loan and Security Agreement by and among the Company as borrower and Foothill Capital Corporation as lender dated as of July 26, 2000.	(27)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(28)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.77*	Amended Management Retention Agreement dated as of March 1, 2007 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(33)

10.79*	2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(17)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003.	(39)

10.82	Lease Agreement dated October 14, 2003 between the Company and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005.	(13)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004.	(13)

10.85*	Consulting Agreement dated October 18, 2004 between the Company and CHB Management GmbH, a Swiss Corporation.	(13)

10.86	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 29, 2005.	(41)

10.87*	2005 Stock Incentive Plan.	(42)

10.88*	Deferred Compensation Plan.	(42)

10.89	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 30, 2006 (the “2006 Credit Agreement”).	(44)

10.91*	Management Retention Agreement, dated May 26, 2006 between the Company and L. George Klaus.	(45)

10.92*	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement.	(45)

10.93*	Amended Management Retention Agreement, dated March 1, 2007, between the Company and L. George Klaus.	(48)

10.94	First Amendment to the 2006 Credit Agreement, dated as of May 1, 2007, among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent.	(46)

10.95*	2007 Stock Incentive Plan (the “2007 Plan”).	(5)

10.96*	Form of Time-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.97*	Form of Performance-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.98	Implementation Agreement between NSB Retail Systems Plc and the Company, dated December 17, 2007.	(50)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by the Company, dated December 17, 2007.	(50)

10.100	Credit Agreement dated December 16, 2007 by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (the “2007 Credit Agreement”).	(51)

10.101	Security and Pledge Agreement dated December 16, 2007 by and between the Company, the Obligors identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.102	First Amendment to the 2007 Credit Agreement, dated February 11, 2008, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to 2007 Credit Agreement.	(51)

10.104*	Management Retention Agreement between the Company and Thomas Kelly, dated February 19, 2008.	(52)

10.105*	Letter Agreement between the Company and Mark Duffell, dated February 19, 2008.	(52)

10.106	Second Amendment dated April 11, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(36)

10.107*	Form of Stock Option Agreement under the 2007 Plan.	(5)

10.108	Third Amendment dated December 30, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(53)

10.109*	Management Retention Agreement between the Company and L. George Klaus, dated January 19, 2009.	(56)

10.110	Agreement, dated as of February 24, 2009, by and among the Company and Elliott Associates, L.P., and its wholly-owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisers Inc.	(57)

10.111*	Management Retention Agreement between the Company and Michael Pietrini, dated April 15, 2009.	(58)

10.112	Letter Agreement between the Company and Thomas F. Kelly dated February 24, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 1997.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 26, 1997.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(14)	Incorporated by reference to the DataWorks Schedule 13D and Schedule 13D/A filed on October 23, 1998 and November 6, 1998, respectively.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998.
(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2003.
(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for the year ended December 31, 1996.
(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1, Registration No. 33-90816.
(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8, Registration No. 333-30259.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(23)	Incorporated by reference to the Company’s Annual Transition Report on Form 10-KT for the period ended December 31, 1998.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-107738.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(33)	Incorporated by to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2009.
(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-97063.
(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2005.

(42)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163.
(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2005.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on May 8, 2007.
(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2007.
(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(49)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820.
(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.
(51)	Incorporated by reference to the Company’s Current Report on Form 10-K for the year ended December 31, 2007.
(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.
(53)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on November 1, 2004.
(54)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on March 2, 2009.
(55)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2009.
(56)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2009.
(57)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.
(58)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2009.