Form 10-Q
period 2009-09-30
EPICOR SOFTWARE CORP
filed 2009-11-06
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes    ☐  No    ☒

As of November 2, 2009, there were 61,394,208 shares of common stock outstanding.

FORM 10-Q INDEX

Part I

FINANCIAL INFORMATION

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
		As Adjusted (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$95,481	$89,764
Accounts receivable, net of allowance for doubtful accounts	78,947	90,624
Deferred income taxes	8,995	8,627
Inventory, net	2,849	5,068
Prepaid expenses and other current assets	13,637	11,064

Total current assets	199,909	205,147
Property and equipment, net	28,805	31,987
Deferred income taxes	41,718	42,858
Intangible assets, net	91,214	113,556
Goodwill	368,132	363,589
Other assets	11,772	14,061

Total assets	$741,550	$771,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,746	$13,913
Accrued compensation and benefits	19,469	21,035
Other accrued expenses	20,579	24,142
Current portion of long-term debt	197	10,169
Current portion of accrued restructuring costs	2,156	4,073
Current portion of deferred revenue	89,873	92,361

Total current liabilities	145,020	165,693

Long-term debt, less current portion	258,539	265,257
Accrued restructuring costs	4,558	5,412
Deferred revenue	222	319
Deferred income taxes and other income taxes	36,304	37,621
Other long-term liabilities	3,778	941

Total long-term liabilities	303,401	309,550

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	63	61
Additional paid-in capital	419,633	414,149
Less: treasury stock at cost	(19,476)	(18,458)
Accumulated other comprehensive loss	(3,434)	(4,094)
Accumulated deficit	(103,657)	(95,703)

Total stockholders’ equity	293,129	295,955

Total liabilities and stockholders’ equity	$741,550	$771,198

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		As Adjusted (Note 1)		As Adjusted (Note 1)
Revenues:
License	$13,740	$22,405	$44,451	$65,266
Consulting	31,735	41,616	95,247	114,043
Maintenance	48,168	50,126	142,374	144,992
Hardware and other	4,933	21,615	15,643	41,630

Total revenues	98,576	135,762	297,715	365,931
Cost of revenues	42,592	68,180	132,784	186,020
Amortization of intangible assets	7,046	8,513	23,672	24,513

Total cost of revenues	49,638	76,693	156,456	210,533

Gross profit	48,938	59,069	141,259	155,398
Operating expenses:
Sales and marketing	18,176	20,519	54,417	63,149
Software development	11,844	13,561	36,682	40,885
General and administrative	13,317	13,982	41,541	39,490
In-process research and development	—	—	—	200
Restructuring and other charges	1,003	594	2,210	4,766

Total operating expenses	44,340	48,656	134,850	148,490

Income from operations	4,598	10,413	6,409	6,908
Interest expense	(6,481)	(6,264)	(17,351)	(16,897)
Interest and other income (expense), net	73	(773)	(159)	1,052

Income (loss) before income taxes	(1,810)	3,376	(11,101)	(8,937)
Income tax provision (benefit)	(2,166)	628	(3,147)	(3,940)

Net income (loss)	$356	$2,748	$(7,954)	$(4,997)

Comprehensive income (loss):
Net income (loss)	$356	$2,748	$(7,954)	$(4,997)
Unrealized foreign currency translation gain (loss)	920	(3,078)	412	(1,229)
Net unrealized gain on derivative financial instruments, net of tax	341	—	326	—
Net unrealized loss on defined benefit pension plan liabilities, net of tax	(30)	—	(78)	—

Comprehensive income (loss):	$1,587	$(330)	$(7,294)	$(6,226)

Net income (loss) per share:
Basic	$0.01	$0.05	$(0.13)	$(0.09)
Diluted	$0.01	$0.05	$(0.13)	$(0.09)
Weighted average common shares outstanding:
Basic	59,691	58,779	59,391	58,377
Diluted	60,305	59,186	59,391	58,377

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		As Adjusted (Note 1)
Operating activities
Net loss	$(7,954)	$(4,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,692	30,671
Stock-based compensation expense	5,897	6,219
Provision for doubtful accounts	3,141	1,588
Provision for excess and obsolete inventory	244	382
Amortization and write-off of debt issuance fees	4,006	1,188
Amortization of long-term debt discount	5,876	5,467
Restructuring charges	2,187	4,766
Change in fair value of derivatives	559	—
Excess tax benefits from share-based payment arrangements	(38)	(843)
In-process research and development charge	—	200
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	11,135	17,259
Inventory	1,976	(5,400)
Prepaid expenses and other current assets	(2,690)	(1,458)
Other assets	(497)	638
Income taxes	(7,136)	(8,442)
Accounts payable	(1,428)	4,583
Accrued expenses	(4,152)	(306)
Accrued restructuring costs	(5,306)	(7,438)
Deferred revenue	(5,326)	5,437
Other long-term liabilities	2,739	103

Net cash provided by operating activities	32,925	49,617

Investing activities
Purchases of property and equipment	(2,502)	(7,830)
Sale of short term investment	—	1,371
Cash paid for business combinations, net of cash acquired	(973)	(285,510)
Cash designated for acquisition	—	161,000

Net cash used in investing activities	(3,475)	(130,969)

Financing activities
Proceeds from long-term debt	72,500	160,000
Principal payments on long-term debt	(95,147)	(49,567)
Debt issuance fees	(1,011)	(5,125)
Proceeds from exercise of stock options	124	1,591
Proceeds from employee stock purchase plan	474	561
Excess tax benefits from share-based payment arrangements	38	843
Purchase of treasury stock	(1,018)	(4,538)

Net cash provided by (used in) financing activities	(24,040)	103,765

Effect of exchange rate changes on cash	307	(1,847)

Net increase in cash and cash equivalents	5,717	20,566
Cash and cash equivalents at beginning of period	89,764	75,158

Cash and cash equivalents at end of period	$95,481	$95,724

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The Company has evaluated subsequent events for recognition or disclosure through the date of filing this Form 10-Q with the SEC.

The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2009. The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited financial statements at that date (as adjusted for the effects of retrospective adoption of new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion as discussed below), but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts at September 30, 2009 and December 31, 2008, of $8,610,000 and $7,686,000, respectively.

Change in Accounting Principle

Effective January 1, 2009, the Company changed its method of accounting for its convertible debt (Note 8). In May 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires the Company to account separately for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The guidance requires retrospective application to all periods presented and is effective for fiscal years beginning after December 15, 2008.

The accounting change impacted the carrying amount of our convertible debt (debt discount), required the Company to record additional interest expense related to the amortization of the debt discount and resulted in reclassification of debt issuance costs, deferred tax liabilities and additional paid in capital, as discussed in more detail in Note 8.

The effect of adoption on the Company’s Condensed Consolidated Balance Sheets is as follows (in thousands):

Increased/(Decreased):	September 30, 2009	December 31, 2008
Other assets	$(877)	$(1,357)
Deferred income taxes and other income taxes	16,665	18,820
Long-term debt, less current portion	(44,173)	(50,048)
Additional paid-in capital	36,545	36,545
Accumulated deficit	9,916	6,674

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The effect of adoption on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30
	2009	2008	2009	2008
Interest expense	$1,804	$1,745	$5,396	$5,127
Income tax benefit	733	667	2,155	1,960
Net loss	1,071	1,078	3,242	3,167
Net loss per share - basic	$0.02	$0.02	$0.05	$0.05
Net loss per share - diluted	$0.02	$0.02	$0.05	$0.05

Adoption had no impact on cash flows from operating, investing or financing activities.

Note 2. Basic and Diluted Net Income (Loss) Per Share

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

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common stockholders	$356	$2,748	$(7,954)	$(4,997)

Basic:
Weighted average common shares outstanding	62,991	61,185	62,594	60,699
Weighted average common shares of unvested restricted stock	(3,300)	(2,406)	(3,203)	(2,322)

Shares used in the computation of basic net income (loss) per share	59,691	58,779	59,391	58,377

Net income (loss) per share applicable to common stockholders - basic	$0.01	$0.05	$(0.13)	$(0.09)

Diluted:
Shares used in the computation of basic net income (loss) per share	59,691	58,779	59,391	58,377
Stock options and employee stock purchase plan (ESPP) shares	305	342	—	—
Unvested restricted stock	309	65	—	—

Shares used in the computation of diluted net income (loss) per share	60,305	59,186	59,391	58,377

Net income (loss) per share applicable to common stockholders - diluted	$0.01	$0.05	$(0.13)	$(0.09)

For the three months ended September 30, 2009 and 2008, options to purchase 860,000 and 1,090,000 shares of common stock with a weighted average price of $12.37 and $11.81, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive. Due to net losses for year-to-date periods presented, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share. On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of convertible senior notes (Note 8). The notes are only dilutive when the common stock price exceeds the conversion price of approximately $18.10 per share, and no shares have been included in the calculation of diluted net income (loss) per share as the conversion value did not exceed the principal amount of the notes.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Note 3. Acquisition

Acquisitions which occurred prior to January 1, 2009, have been accounted for under the purchase method of accounting. Any acquisition made after January 1, 2009, will be accounted for under the acquisition method in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates of fair value. The Company conducts an active mergers and acquisitions program. Acquisition candidates are determined to be viable if they meet the Company’s stringent criteria which include, but are not limited to, product and technology fit, culture, geography, revenue synergies and financial contribution. Because the software industry is consolidating, the acquisition environment is competitive. Valuations are determined through a combination of earnings per share accretion models which assume certain cost synergies, internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

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

The acquisition of NSB is accounted for as a purchase business combination. Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The Company adjusted goodwill by $14,233,000 since the original allocation on February 7, 2008, primarily related to finalizing the fair value of land and buildings which resulted in an increase in property and equipment of $4,105,000, and a reduction to deferred taxes of $16,593,000. See Note 4 for a discussion of goodwill and intangibles acquired.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Trade name	3,500
Goodwill	198,240
Accounts payable and accrued expenses	(24,221)
Deferred revenue	(17,328)
Other long-term liabilities	(2,264)
Deferred tax liabilities	(13,289)

Net assets acquired	$318,294

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4,524,000 for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase, as was appropriate under United States GAAP at the time of the acquisition. Execution of the restructuring plan was completed as of December 31, 2008. NSB had previously recognized restructuring charges related to certain of its leased facilities and prior employee severance. Included in assumed accounts payable and accrued expenses is $7,734,000 of prior restructuring obligations.

Included in the Company’s operating results for the nine months ended September 30, 2008, is a charge of $200,000 for the acquired in-process research and development projects related to the NSB acquisition. The in-process research and development projects arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

(Unaudited)
Nine Months Ended September 30, 2008 Pro Forma
Total revenues	$371,647
Net loss	$(6,880)
Net loss per share:
Basic	$(0.12)

Diluted	$(0.12)

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill is recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired. In acquisitions accounted for using the acquisition method, goodwill is recorded as the excess, if any, of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable net assets acquired. An annual review of goodwill and indefinite-lived intangibles is required for possible impairment. The Company performed its annual impairment review of its recorded goodwill in 2008, and determined that no impairment of goodwill existed at that time because the estimated fair value of each reporting

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

unit exceeded its carrying amount. The Company monitors the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of the Company’s reporting units would cause the Company to test goodwill for impairment. No such events occurred during the nine months ended September 30, 2009. The following table represents the balance and changes in goodwill by reporting unit as of and for the nine months ended September 30, 2009 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2008	$138,936	$68,835	$155,818	$363,589
NSB purchase price allocation adjustment	701	246	624	1,571
Adjustment of tax liabilities assumed in a business combination	(114)	(76)	(191)	(381)
Scala acquisition purchase price adjustment	74	63	403	540
Other	36	24	61	121
Foreign currency translation	568	1,520	604	2,692

Balance as of September 30, 2009	$140,201	$70,612	$157,319	$368,132

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in the gross carrying amount of intangible assets recorded during 2009 (in thousands):

	Foreign Currency Translation	Other	Total
Acquired technology	$40	$342	$382
Customer base	1,781	—	1,781
Trademark	4	—	4
Covenant not to compete	28	—	28

Total	$1,853	$342	$2,195

Intangible assets are amortized over the estimated economic life of the assets. As of September 30, 2009, the Company has not identified any indicators of impairment associated with intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,772	$91,050	$46,722	$137,390	$75,788	$61,602
Customer base	76,181	34,727	41,454	74,400	26,995	47,405
Trademark	13,800	10,762	3,038	13,796	9,247	4,549
Covenant not to compete	2,175	2,175	—	2,147	2,147	—

Total	$229,928	$138,714	$91,214	$227,733	$114,177	$113,556

Amortization expense of the Company’s intangible assets is included in cost of revenues and for the three months ended September 30, 2009 and 2008, was $7,046,000 and $8,513,000, respectively. Amortization expense of the

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Company’s intangible assets is included in cost of revenues for the nine months ended September 30, 2009 and 2008, was $23,672,000 and $24,513,000, respectively. Estimated amortization expense for the remainder of 2009, 2010, 2011, 2012, 2013 and thereafter, is approximately $7,119,000, $27,906,000, $21,606,000, $20,097,000, $7,915,000 and $6,571,000, respectively.

Note 5. Restructuring Charges and Other Charges

During 2009, the Company recorded restructuring charges of $2,187,000. These charges include $2,267,000 of severance related costs associated with the cost reduction initiatives taken during the year, management severance and reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company recorded $622,000 of facilities credits related primarily to changes in estimates on subleased facilities located in the United Kingdom, offset by $400,000 of facilities charges related to closing facilities used in its retail business. The Company also recorded $142,000 in asset impairments related to leasehold improvements and facilities redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring activities, the Company terminated 61 employees or approximately 3% of the Company’s workforce during 2009 primarily from professional services and sales functions. As of September 30, 2009, all of these terminations had been completed or the employees notified. The facilities obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. During the nine months ended September 30, 2009, the Company made $5,489,000 in cash and share-based payments against reserves associated with its restructuring activities. The liability was further increased by $696,000 of foreign currency translation and other charges.

Note 6. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of consulting revenues	$274	$63	$717	$421
Cost of maintenance revenues	110	95	325	306
Sales and marketing	259	620	1,281	2,220
Software development	184	162	531	535
General and administrative	1,008	884	3,043	2,737

Total stock-based compensation expense	$1,835	$1,824	$5,897	$6,219

Net cash proceeds from the exercise of stock options were $114,000 and $22,000 for the three months ended September 30, 2009 and 2008, respectively. Net cash proceeds from the exercise of stock options were $124,000 and $1,591,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company is required to present excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the nine months ended September 30, 2009 and 2008, net cash provided by operating activities decreased by, and financing activities increased by, $38,000 and $843,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit recognized in the statement of operations related to stock-based compensation for the three months ended September 30, 2009 and 2008 was $490,000 and $857,000, respectively. The tax benefit recognized in the statement of operations related to stock-based compensation for the nine months ended September 30, 2009 and 2008 was $1,690,000 and $2,224,000, respectively. No share-based compensation was capitalized for the three or nine months ended September 30, 2009 and 2008.

During 2009, the Company granted 1,518,000 shares of performance-based restricted stock to employees for annual promotions and new hires for the 2009 and 2010 performance plan years under the terms of the Company’s Performance Based Restricted Stock Plan (“PBRSP”). In December 2008, the Company’s Board of Directors approved extending the PBRSP to 2010. All existing participants were granted the same number of shares for the 2010 plan year as they had in the 2009 plan year. The shares are subject to a performance-based vesting schedule and were granted pursuant to the terms of the Company’s performance-based restricted stock plan. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

and amortization (EBITDA) for each of two performance years, 2009 and 2010. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

In addition to the above, the Company granted in February 2009, 195,588 shares of fully vested stock to certain employees for services rendered during 2008. Compensation expense of $570,000 and $120,000 related to these shares was included in stock-based compensation and restructuring expense, respectively, in the Consolidated Statements of Operations for the year ended December 31, 2008.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of September 30, 2009, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance-based restricted stock, during the three and nine months ended September 30, 2009, the Company acquired 6,000 and 256,000 shares of common stock at a value of $38,000 and $1,018,000, respectively.

At September 30, 2009, there was approximately $5,473,000 of total unrecognized compensation expense related to performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. At September 30, 2009, there was approximately $3,310,000 of total unrecognized compensation expense related to other restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $852,000 and $2,456,000 for three and nine months ended September 30, 2009.

At September 30, 2009, there was approximately $24,000 of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately three years.

The fair value of restricted stock that vested during the three months ended September 30, 2009 and 2008, was $233,000 and $312,000, respectively. The fair value of restricted stock that vested during the nine months ended September 30, 2009 and 2008 was $4,222,000 and $9,758,000, respectively.

The Company did not grant any options during the three months ended September 30, 2009 and 2008, respectively. The Company granted 15,000 and 300,000 options during the nine months ended September 30, 2009 and 2008, respectively. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The weighted-average grant date fair value of options granted in fiscal 2009 and 2008 were $1.96 and $2.15 per option, respectively. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. The grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was estimated using the following weighted average assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected life (years)	4.0	3.0
Risk-free interest rate	1.3%	2.2%
Volatility	75.5%	40.5%
Dividend rate	0.0%	0.0%

There were 35,000 options exercised during the three months ended September 30, 2009 with an intrinsic value of $109,000. There were 40,000 options exercised during the nine months ended September 30, 2009 with an intrinsic value of $119,000. As of September 30, 2009, there were 1,489,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.8 years, $7.92 and $2,841,000, respectively. As of September 30, 2009, there were 1,504,000 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.9 years, $7.87 and $2,885,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s stock.

Note 7. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, specifically, the Company recognizes revenue in accordance with software industry specific GAAP.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services based on sold separately data. For services performed on a time-and-material basis, revenue is recognized when the services are performed and billed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved. If, in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company accounts for the entire arrangement, inclusive of the software license revenue, using contract accounting as the software and services do not meet the criteria for separation. In such instances, the software license revenue is recognized as the services are performed utilizing the same methodology applied to fixed fee arrangements.

The Company has recorded unbilled consulting revenues totaling $1,246,000 and $1,933,000 at September 30, 2009 and December 31, 2008, respectively. These unbilled revenues represent consulting services performed during the last few business days of the quarter but not billed until the following month. The Company cuts-off consulting billing prior to the end of each month. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Consolidated Balance Sheets.

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

Software License Indemnification: The Company’s standard software license agreements contain an infringement indemnity clause under which the Company agrees to defend, indemnify and hold harmless our customers and business partners against liability and damages arising from third party claims that the Company’s products violate or infringe the intellectual property rights of others. These clauses constitute a form of guarantee that is subject to disclosure requirements, but not to initial recognition or measurement provisions. The Company has never lost a

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

third party infringement claim, and, to date, the Company’s costs to defend such claims and/or lawsuits have been insignificant. Although it is possible that in the future third parties may claim that the Company’s current or future software solutions infringe upon their intellectual property, a maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated.

Sales taxes collected from customers are recorded on a net basis.

Note 8. Credit Facility and Convertible Senior Notes

For the nine months ended September 30, 2009, the Company made mandatory principal payments of $7,500,000 and voluntary principal payments of $15,000,000 against the 2007 credit facility from discretionary funds.

On December 16, 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of $100 million term loan and $150 million in revolving loan facility (after giving effect to an accordion feature).

On September 30, 2009, the Company amended the 2007 credit facility to, among other things (i) amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, (ii) amend the maturity date from February 19, 2013 to September 30, 2012, and (iii) increase the applicable interest rates and commitment fees payable under the facility. The Company paid amendment fees to the lenders and an arrangement fee to secure the amendment.

Upon entering into the amendment, the Company was required to repay in full the outstanding term loan facility, which had an outstanding principal balance of $79.0 million. On September 30, 2009, the Company paid the outstanding term loan balance by drawing $72.5 million under the revolving facility and paying $6.5 million from discretionary funds. As a result of the revolver draw and term repayment, the Company had $72.5 million outstanding and unused borrowing capacity of $27.5 million under the revolver at September 30, 2009.

At September 30, 2009, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 5.11%.

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

As of January 1, 2009, new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion became effective. This guidance requires us to account separately for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This standard requires the Company to change the previous accounting method for its $230 million convertible senior notes. Accordingly, the Company recorded a $61,752,000 debt discount as additional paid-in capital, as of the notes’ issuance date of May 15, 2007. At September 30, 2009, the debt discount was $44,173,000. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $185,827,000.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate on the liability component was 7.35%, which was based on market conditions at the time the debt was entered into. The Company recognized interest expense of $3,360,000 and $3,221,000 related to the convertible debt for the three months ended September 30, 2009 and 2008, respectively, of which $1,366,000 is based on the coupon rate. The Company recognized interest expense of $9,973,000 and $9,564,000 related to the convertible debt for the nine months ended September 30, 2009 and 2008, respectively, of which $4,097,000 is based on the coupon rate.

The Company reclassified $2,155,000 of previously capitalized debt issuance fees attributable to the equity portion of the convertible debt as additional paid-in capital. The Company also recorded deferred tax liability of $23,049,000 as additional paid in capital related to the debt discount and reclassified debt issuance fees.

Note 9. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable rate borrowings. Foreign currency forward contracts are entered into to manage foreign currency exchange rate risk associated with intercompany receivable and payable balances. The Company does not use derivative instruments for trading purposes.

Interest rate swaps were initially designated and qualified as cash flow hedges, whereby the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. If the Company had experienced gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, they would have been recognized in current earnings.

On September 30, 2009, the Company paid in full the balance outstanding on its term loan by borrowing on the revolving line of credit under the 2007 credit facility. Both the term loan and the line of credit facility incur a variable interest rate. Because the interest rate swaps were designated as hedging the interest rate variability on the term loan, repayment of the term loan resulted in the de-designation of this hedging relationship. Accordingly, subsequent to September 30, 2009, the interest rate swaps are no longer designated in a hedging relationship. On September 30, 2009, a charge for the fair value of the interest rate swaps of $559,000 was recognized in “Interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations.

Foreign currency contracts are not designated and do not qualify as hedging instruments, and gains and losses resulting from these transactions are included in “Interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2009, the Company had no open foreign currency forward contracts.

Interest Rate Swaps

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. As of September 30, 2009, the interest rate swaps are not designated and do not qualify for hedge accounting.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

As of September 30, 2009, the carrying value of the interest rate swaps are included on the Company’s Condensed Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and rates for active contracts are inclusive of the interest rate margin of 4.00% applicable at September 30, 2009 under the 2007 credit agreement):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%

03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$5 million	09/30/09 – 09/30/10	6.050%

At September 30, 2009 the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.81% (inclusive of 4.00% interest rate margin under the 2007 credit agreement).

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

Foreign Currency Contracts

The Company uses foreign currency forward contracts to manage its market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than an entity’s functional currency. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in “Interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and are designed generally to offset the gains and losses resulting from remeasurement of intercompany balances recognized in the same line item. The Company reported net foreign currency gains (losses) of $276,000 and $(467,000) for the three and nine months ended September 30, 2009, respectively, which are inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate.

Quantitative Disclosures About Derivative Instruments

Fair value of derivative instruments are as follows (in thousands):

	As of September 30, 2009 Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$76
Interest rate swaps	Other long-term liabilities	483

Total		$559

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on a pre-tax basis are as follows (in thousands):

	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives in cash flow hedging relationship:
Interest rate swaps	$(269)	$(696)
Interest rate swaps de-designated	(559)	(559)

Total	$(828)	$(1,255)

The following table represents the amount of derivative instruments not designated as hedges recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income on derivatives:
Foreign currency contracts	Interest and other income (expense), net	$(633)	$(2,025)

US GAAP requires a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 - unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following tables present the Company’s financial liabilities as of September 30, 2009, measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3
Interest rate swap liability	$—	$559	$—

Note 10. Provision for Income Taxes

The Company recorded an income tax benefit of $2,166,000 and an income tax provision of $628,000 for the three months ended September 30, 2009 and 2008, respectively. The effective income tax rates were 119.7% and 18.6% for the three months ended September 30, 2009 and 2008, respectively. The Company recorded an income tax benefit of $3,147,000 and $3,940,000 for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rates were 28.3% and 44.1% for the nine months ended September 30, 2009 and 2008,

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

respectively. The 2009 effective tax rate differs from the statutory United States federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income, and releases of reserves for uncertain tax positions primarily related to statute closures and expected audit settlements in foreign jurisdictions. The effective tax rate for the three months ended September 30, 2009 differs from the estimated annual tax rate for 2009 primarily due to the cumulative impact of the year-to-date effective tax rate for the year increasing from 10.6% as of June 30, 2009 to 28.3%. This increase is primarily the result of a shift in the jurisdictional mix of the Company’s forecasted pre-tax income and losses. The cumulative impact of this change is reflected as a discrete item in the third quarter. The 2008 effective tax rate differs from the statutory United States federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company has provided a valuation allowance on certain foreign deferred tax assets and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense.

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

United States income taxes were not provided for on undistributed earnings from certain non-United States subsidiaries. Those earnings are considered to be permanently reinvested.

At September 30, 2009 and December 31, 2008, the Company had $19,746,000 and $19,629,000, respectively, of non-current gross unrecognized tax benefits, of which $8,978,000 and $8,267,000, respectively, would reduce the effective tax rate if recognized. The change in gross unrecognized tax benefits during 2009 is primarily the result of lapse in statutes in foreign jurisdictions, changes in the Company’s estimate of expected settlement of certain unrecognized tax benefits in foreign jurisdictions, and foreign exchange gains and losses. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009, the Company has approximately $926,000 of accrued interest and penalties related to uncertain tax positions. It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced during the next twelve months by $1,900,000 as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The tax years 1997 to 2008 remain open to examination by Federal and state taxing jurisdictions and the tax years 2002 to 2008 remain open to examination by foreign jurisdictions. The Company is currently under examination in various foreign locations. The Company anticipates effectively settling the uncertain tax positions relating to certain foreign jurisdictions in the next twelve months. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of September 30, 2009.

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

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended September 30, 2009 and 2008, of $7,045,000 and $8,513,000, respectively. Excluded from the table below is amortization of intangible assets for the nine months ended September 30, 2009 and 2008, of $23,672,000 and $24,513,000, respectively.

Operating segment data for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended September 30, 2009:
Revenues	$13,740	$31,735	$48,168	$4,933	$98,576
Cost of revenues	2,500	25,101	10,762	4,229	42,592

Gross profit	$11,240	$6,634	$37,406	$704	$55,984

Three months ended September 30, 2008:
Revenues	$22,405	$41,616	$50,126	$21,615	$135,762
Cost of revenues	4,310	32,597	12,537	18,736	68,180

Gross profit	$18,095	$9,019	$37,589	$2,879	$67,582

Nine months ended September 30, 2009:
Revenues	$44,451	$95,247	$142,374	$15,643	$297,715
Cost of revenues	8,779	77,594	32,751	13,660	132,784

Gross profit	$35,672	$17,653	$109,623	$1,983	$164,931

Nine months ended September 30, 2008:
Revenues	$65,266	$114,043	$144,992	$41,630	$365,931
Cost of revenues	13,654	97,337	37,343	37,686	186,020

Gross profit	$51,612	$16,706	$107,649	$3,944	$179,911

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

Note 13. New Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance for certain revenue arrangements that include software elements. The guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously AICPA Statement of Position 97-2, Software Revenue Recognition) and which are not; excluding tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from its scope. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted for revenue arrangements entered into or materially modified. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple deliverable arrangement. In the instance an arrangement includes software deliverables as well as non-software related deliverables, the provisions of Topic 985 would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification or ASC), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Company adopted this standard as of September 30, 2009. The adoption of this standard changed how the Company references various elements of GAAP when preparing its financial statement disclosures, but had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual financial periods ending after June 15, 2009. The impact of adoption had no financial effect on the accompanying condensed consolidated financial statements.

In May 2008, the FASB issued accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires the Company to account separately for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

when interest cost is recognized in subsequent periods. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The guidance requires retrospective application to all periods presented and is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The results of the adoption have been disclosed in Note 1 and Note 8.

In April 2008, the FASB issued accounting guidance to improve the consistency between the useful lfe of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in a business combination. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

In March 2008, the FASB issued accounting guidance for disclosures about derivative instruments and hedging activities. The guidance requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard had no financial effect on the accompanying condensed consolidated financial statements.

In December 2007, the FASB issued accounting guidance for business combinations, which provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. It is effective for acquisitions in fiscal years beginning after December 15, 2008, or January 1, 2009, for the Company. Effective January 1, 2009, the guidance provides that any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

In February 2007, the FASB issued guidance on the fair value option for financial assets and financial liabilities. Under this guidance, the Company may elect to report financial instruments and certain other items at fair value on an investment-by-investment basis with changes in value reported in earnings. This election is irrevocable. It provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of accounting for derivative instruments and hedging activities are not met. The guidance is effective for years beginning after November 15, 2007. The Company did not elect to apply the alternative treatment of this standard; therefore, it did not have an effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued a standard on fair value measurements, which clarified the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, accounting guidance was issued to defer the effective date of fair value measurements to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on consolidated results of operations and financial condition. The adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

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

The financial market crisis at the end of 2008 and early 2009 has continued to disrupt credit and equity markets worldwide and has led to weakness in the global economic environment. The effect of the weakness of the global economy is expected to continue to challenge Epicor’s ability to sell software licenses and may negatively impact demand for our consulting services and retail hardware systems. The adverse economic environment has also increased the difficulty of forecasting revenues, as a decrease in license revenue may lead to a decrease in consulting revenue in the same or subsequent quarters. Lower license revenue may also decrease maintenance revenue since maintenance fees for new product licenses are directly related to software license sales. In response to this difficult economic environment, Epicor took steps in November 2008 to reduce its headcount and lower expenses and continues to do so in 2009 on a more limited basis in targeted areas. The Company continues to monitor the economic situation, the business environment and the Company’s outlook.

Total revenues for the three months ended September 30, 2009, decreased 27.4% to $98.6 million, compared to $135.8 million for the three months ended September 30, 2008. License revenue decreased by 38.7% to $13.7 million for the three months ended September 30, 2009, when compared to license revenue of $22.4 million for the three months ended September 30, 2008. Consulting revenue decreased by 23.7% to $31.7 million for the three months ended September 30, 2009, when compared to consulting revenue of $41.6 million for the three months ended September 30, 2008. Maintenance revenue for the three months ended September 30, 2009, was $48.2 million, representing a decrease of 3.9% compared to maintenance revenue of $50.1 million for the three months ended September 30, 2008. Hardware and other revenue for the three months ended September 30, 2009 was $4.9 million, representing a decrease of 77.2% compared to hardware and other revenue of $21.6 million for the three months ended September 30, 2008. See discussion in Results of Operations for more detailed information.

Total revenues for the nine months ended September 30, 2009, decreased 18.6% to $297.7 million, compared to $365.9 million for the nine months ended September 30, 2008. License revenue decreased by 31.9% to $44.5 million for the nine months ended September 30, 2009, when compared to license revenue of $65.3 million for the nine months ended September 30, 2008. Consulting revenue decreased by 16.5% to $95.2 million for the nine months ended September 30, 2009, when compared to consulting revenue of $114.0 million for the nine months ended September 30, 2008. Maintenance revenue for the nine months ended September 30, 2009, was $142.4 million, which was flat when compared to maintenance revenue of $145.0 million for the nine months ended September 30, 2008. Hardware and other revenue for the nine months ended September 30, 2009, was $15.6 million, representing a decrease of 62.4 % compared to hardware and other revenue of $41.6 million for the nine months ended September 30, 2008. See discussion in Results of Operations for more detailed information.

Overall gross margin was 49.6% for the three months ended September 30, 2009, compared to 43.5% during the same period in 2008, and 47.4% for the nine months ended September 30, 2009, compared to 42.5% during the same period in 2008, up primarily due to decreased cost of sales, primarily in consulting and maintenance as a result of cost cutting efforts made by the Company, as well as lower hardware revenues, which have significantly lower gross margins.

Cash flows from operating activities were $32.9 million during the nine months ended September 30, 2009, compared to 2008 cash flows from operating activities of $49.6 million. Cash flows from operating activities decreased due primarily to an increase in net loss and less cash received on accounts receivable and for deferred revenue during 2009, as compared to 2008.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at September 30, 2009. Receivables from customers are generally unsecured.

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

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. The Company has recorded these acquisitions using the purchase method of accounting. The Company annually performs an impairment review of its recorded goodwill, and in 2008 determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders’ equity. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting primarily restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense. Effective January 1, 2009, any reduction to the valuation allowance established in purchase accounting is to be accounted for as a reduction in income tax expense.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

United States income taxes were not provided for on unremitted earnings from certain non-United States subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested.

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

The acquisition of NSB is accounted for as a purchase business combination. Under the purchase method of accounting, the purchase price was allocated to NSB’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 7, 2008, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The Company adjusted goodwill by $14.2 million since the original allocation on February 7, 2008, primarily related to finalizing the fair value of land and buildings which resulted in an increase in property and equipment of $4.1 million, and a reduction to deferred taxes of $16.6 million. See Note 4 in Notes to the Consolidated Financial Statements for a discussion of goodwill and intangibles acquired.

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

In connection with the acquisition, the Company formulated a restructuring plan for the NSB operations. As a result, the Company recorded a liability of $4.5 million for the costs related to involuntary employee terminations. This liability was included in the allocation of the purchase, as was appropriate under United States GAAP at the time of the acquisition. Execution of the restructuring plan was completed as of December 31, 2008.

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

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008 (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
	2009	2008	$	%	2009	2008	$	%
Revenues
License	$13.8	$22.4	$(8.6)	(38.7%)	$44.5	$65.3	$(20.8)	(31.9%)
Consulting	31.7	41.6	(9.9)	(23.7%)	95.2	114.0	(18.8)	(16.5%)
Maintenance	48.2	50.1	(1.9)	(3.9%)	142.4	145.0	(2.6)	(1.8%)
Hardware and other	4.9	21.6	(16.7)	(77.2%)	15.6	41.6	(26.0)	(62.4%)

Total revenues	98.6	135.7	(37.1)	(27.4%)	297.7	365.9	(68.2)	(18.6%)
Gross profit % excluding amortization
License	81.8%	80.8%			80.3%	79.1%
Consulting	20.9%	21.7%			18.5%	14.6%
Maintenance	77.7%	75.0%			77.0%	74.2%
Hardware and other	14.3%	13.3%			12.7%	9.5%
Amortization of intangible assets	$7.0	$8.5	$(1.5)	(17.2%)	$23.7	$24.5	$(0.8)	(3.4%)
% of total revenues	7.1%	6.3%			8.0%	6.7%
Gross profit	$48.9	$59.1	$(10.2)	(17.2%)	$141.3	$155.4	$(14.1)	(9.1%)
% of revenues	49.6%	43.5%			47.4%	42.5%
Sales and marketing	$18.2	$20.5	$(2.3)	(11.4%)	$54.4	$63.1	$(8.7)	(13.8%)
% of revenues	18.4%	15.1%			18.3%	17.3%
Software development	$11.8	$13.6	$(1.8)	(12.7%)	$36.7	$40.9	$(4.2)	(10.3%)
% of revenues	12.0%	10.0%			12.3%	11.2%
General and administrative	$13.3	$14.0	$(0.7)	(4.8%)	$41.5	$39.5	$2.0	5.2%
% of revenues	13.5%	10.3%			14.0%	10.8%
In-process research and development	$—	$—	$—	0.0%	$—	$0.2	$(0.2)	(100.0)%
% of revenues	0.0%	0.0%			0.0%	0.0%
Restructuring and other charges	$1.0	$0.6	$0.4	68.9%	$2.2	$4.8	$(2.6)	(53.6%)
% of revenues	1.0%	0.4%			0.7%	1.3%
Interest expense	$6.5	$6.3	$0.2	3.5%	$17.4	$16.9	$0.5	2.7%
% of revenues	6.6%	4.6%			5.8%	4.6%
Interest and other income (expense), net	$0.1	$(0.8)	$0.9	(109.4%)	$(0.2)	$1.1	$(1.3)	(115.1%)
% of revenues	0.1%	(0.6%)			(0.1%)	0.3%
Income tax provision (benefit)	$(2.2)	$0.6	$(2.8)	(444.9%)	$(3.1)	$(3.9)	$0.8	(20.1%)
Effective tax rate	119.7%	18.6%			28.3%	44.1%
Net income (loss)	$0.4	$2.7	$(2.3)	(87.0%)	$(8.0)	$(5.0)	$(3.0)	59.2%
% of revenues	0.4%	2.0%			(2.7%)	(1.4)%

Revenue

The decrease in license revenues for the three and nine months ended September 30, 2009, compared to the same periods in 2008, is due primarily to decreased demand as a result of the downturn of the overall economic environment and lengthening sales cycles. Due to continued uncertainty regarding the state of the economy and continued limited access to credit, as well as the cost of credit, customers continue to be reluctant to sign new deals, while others are implementing projects on a staged basis where they purchase and roll out smaller parts of their total solution. In addition, the Company’s license revenues were negatively impacted due to the strengthening of the United States dollar relative to other major currencies. There were no sales greater than $1.0 million for the three months ended September 30, 2009 or 2008. License revenues for the nine months ended September 30, 2009, included two sales greater than $1.0 million. License revenues for the nine months ended September 30, 2008, included one deal greater than $1.0 million.

Consulting revenues for the three and nine months ended September 30, 2009, were lower than the comparable periods in 2008. Consulting revenue is derived from license sales, and as such has been negatively impacted by lower license revenues in the past several quarters. In addition, the Company’s consulting revenues were negatively impacted due to the strengthening of the United States dollar relative to other major currencies, partially offset by the acquisition of NSB, which contributed consulting revenues during the entire nine months in 2009.

The decrease in maintenance revenues for the three and nine months ended September 30, 2009, compared to the same periods in 2008, is due primarily to the strengthening of the United States dollar relative to other major currencies, which negatively impacted maintenance revenues, as well as lower license sales than in previous years. This is offset by continued high renewal rates in the Company’s customer base, continuing new license sales and related maintenance contracts sold with new licenses and continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The decrease in hardware and other revenue for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, is due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $27.6 million and $41.5 million for the three months ended September 30, 2009 and 2008, representing 28.0% and 30.6%, respectively, of total revenues. International revenues were $89.8 million and $120.9 million for the nine months ended September 30, 2009 and 2008, representing 30.2% and 33.0%, respectively, of total revenues. The decrease in international revenues as a percentage of total revenues was primarily due to the strengthening of the United States dollar relative to other major currencies. The decrease in international revenues for the three and nine months ended September 30, 2009 compared to the same periods in 2008 in absolute dollars is due to the general global economic downturn as well as the strengthening of the United States dollar relative to other major currencies. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended September 30, 2009 being reported $2.1 million, or 2.1%, lower than these revenues would have been if they had been translated at 2008 foreign currency exchange rates. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the nine months ended September 30, 2009 being reported $14.2 million, or 4.6%, lower than these revenues would have been if they had been translated at 2008 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three and nine months ended September 30, 2009, compared to the same periods in 2008, gross profit of license revenue increased as costs decreased due primarily to a lower mix of third party software sales and lower fees paid to VARs.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonus, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs decreased in absolute dollars during the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to headcount reductions related to the Company’s restructuring activities in 2009 and 2008, as well as a continued focus on expense management, offset by the acquisition of NSB, whose costs were included for all of 2009. Also, the strengthening of the United States dollar relative to other currencies decreased costs as a large percentage of the consulting staff are outside the United States. Consulting services margins decreased slightly for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to lower utilization rates in the third quarter related to lower license sales in the prior quarters as well as holiday time off. Consulting services margins improved for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to the decreased costs, and the impact in the first quarter of 2008 of a strategic consulting contract with a large customer for whom the Company had to adjust costs estimated and record future estimated losses.

Cost of maintenance revenues consists primarily of salaries, benefits and other headcount-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products. For the three and nine months ended September 30, 2009, compared to the same periods of 2008, cost of maintenance revenues decreased in absolute dollars due primarily to headcount reductions from the Company’s restructuring activities in 2008 as well as the strengthening of the United States dollar relative to other currencies as a large percentage of the Company’s support staff are based outside the United States. This decrease is offset by the acquisition of NSB, whose costs were included for the entire year in 2009. Maintenance gross profit increased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to a decrease in maintenance costs.

Cost of hardware and other revenues decreased in absolute dollars in the three and nine months ended September 30, 2009 compared to the same period in 2008, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit for hardware and other revenues improved for the three and nine months ended September 30, 2009 as compared to 2008, due to hardware sales at higher margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended September 30, 2009 and 2008, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $7.0 million and $8.5 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $23.7 million and $24.5 million, respectively. The decrease in amortization expense for the three and nine months ended September 30, 2009, as compared to the same period in 2008, is due to intangible assets that became fully amortized during the period. Amortization of acquired technology, customer base and trademarks will be complete in 2015. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. These costs decreased in absolute dollars, for the three and nine months ended September 30, 2009, compared to the same period in 2008. The decrease is due to a headcount reduction related to the Company’s 2008 and 2009 restructuring activities, a reduction in stock-based compensation, a continued focus on expense management, as well as the strengthening of the United States dollar relative to other currencies.

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

Software development expenses decreased in absolute dollars for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due primarily to a reduction in headcount as well as the strengthening of the United States dollar relative to other currencies as a large percentage of the Company’s development personnel are based outside the United States. The increase is offset by the acquisition of NSB, whose costs were included for the entire year in 2009.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information services functions. General and administrative expenses decreased in absolute dollars, but increased as a percentage of revenue for the three months ended September 30, 2009. The decrease in dollars is primarily attributable to a decrease in headcount related costs offset by increased legal expenses. The increase as a percentage of revenue for the three months ended September 30, 2009 is due to the decrease in revenue. General and administrative expenses increased in absolute dollars and as a percentage of total revenues during the nine months ended September 30, 2009, compared to the same periods in 2008. This increase is primarily attributable to additional provision for doubtful accounts, legal expenses, as well as the acquisition of NSB, whose costs were included for the entire year in 2009. The increase was partially offset by a decrease due to headcount reductions related to the Company’s 2008 restructuring activities, as well as the strengthening of the United States dollar relative to other currencies.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from stock options granted and restricted stock issued by the Company. For the three months ended September 30, 2009 and 2008, stock-based compensation expense was flat at $1.8 million. For the nine months ended September 30, 2009 and 2008, stock-based compensation expense decreased slightly to $5.9 million from $6.2 million.

At September 30, 2009, there was approximately $5.5 million and $3.3 million of unrecognized compensation cost related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current estimate, the Company has recorded stock compensation expense related to these performance-based restricted stock awards of $0.9 million and $2.5 million for the three and nine months ended September 30, 2009.

At September 30, 2009, there was approximately $24,000 of total unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately three years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of consulting revenues	$274	$63	$717	$421
Cost of maintenance revenues	110	95	325	306
Sales and marketing	259	620	1,281	2,220
Software development	184	162	531	535
General and administrative	1,008	884	3,043	2,737

Total stock-based compensation expense	$1,835	$1,824	$5,897	$6,219

In-Process Research and Development

Included in the Company’s operating results for the nine months ended September 30, 2008, is a charge of $0.2 million for the acquired in-process research and development expenses related to the NSB acquisition. The in-process research and development expense arose from new products that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

Restructuring and Other Charges

During 2009, the Company recorded restructuring charges of $2.2 million. These charges represent $2.3 million of severance related costs associated with the cost reduction initiatives taken in the second quarter, management severance and from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company recorded $0.6 million of facilities credits related primarily to changes in estimates on subleasing facilities located in the United Kingdom, offset by $0.4 million of facilities charges related to closing facilities used in its retail business. The Company also recorded $0.1 million in asset impairments related to leasehold improvements and facilities redundancies in the Company’s retail business resulting from the NSB acquisition.

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2009, as compared to the same period in 2008 due primarily to writing off debt fees of $1.6 million and $2.7 million for the three and nine months ended September 30, 2009, respectively, related to paying off the Company’s term loan as well as capitalized debt issuance costs related to a reduction in borrowing capacity on the credit facility partially offset by a lower debt balance incurring less interest expense for the period.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased for the three months ended September 30, 2009, as compared to the same period in 2008, due primarily to gains in foreign currency offset by a mark to market loss related to the Company’s interest rate swaps. Interest and other income (expense), net, decreased for the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to a decrease in interest earned on the Company’s cash balances as a result of lower cash balances, year to date foreign currency losses relating to the strengthening of the United States dollar and a mark to market loss related to the Company’s interest rate swaps.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $2.2 million and an income tax provision of $0.6 million for the three months ended September 30, 2009 and 2008, respectively. The effective income tax rates were 119.7% and 18.6% for the three months ended September 30, 2009 and 2008, respectively. The Company recorded an income tax benefit of $3.1 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rates were 28.3% and 44.1% for the nine months ended September 30, 2009 and 2008, respectively. The 2009 effective tax rate differs from the statutory United States federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income, and releases of reserves for uncertain tax positions primarily related to statute closures and expected audit settlements in foreign jurisdictions. The effective tax rate for the three months ended September 30, 2009 differs from the estimated annual tax rate for 2009 primarily due to the cumulative impact of the year-to-date effective tax rate for the year increasing from 10.6% as of June 30, 2009 to 28.3%. This increase is primarily the result of a shift in the jurisdictional mix of the Company’s forecasted pre-tax income and losses. The cumulative impact of this change is reflected as a discrete item in the third quarter. The 2008 effective tax rate differs from the statutory United States federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the nine months ended September 30, 2009 (in millions):

2009
Cash and cash equivalents	$95.5
Working capital	54.9
Net cash provided by operating activities	32.9
Net cash (used in) investing activities	(3.5)
Net cash (used in) financing activities	(24.0)
Long-term debt, less current portion, exclusive of debt discount	302.7

Overview

As of September 30, 2009, the Company had cash and cash equivalents of $95.5 million and $54.9 million in net working capital (current assets in excess of current liabilities). The Company’s primary sources of operating cash are customer payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue is $144.8 million. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

The Company’s days sales outstanding (DSO) for the last seven quarters are set forth in the following table:

Quarter Ended:	2008
March 31	91
June 30	66
September 30	65
December 31	68

2009
March 31	72
June 30	78
September 30	74

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

As of September 30, 2009, the Company had $6.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

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

Operating Activities

The Company’s operations provided $32.9 million in cash during the nine months ended September 30, 2009. Cash flows from operating activities were generated even though the Company reported $8.0 million of net loss. Net loss was reduced by non-cash charges primarily consisting of $29.7 million of depreciation and amortization, $5.9 million of stock-based compensation expense, $3.1 million of provision for doubtful accounts, $4.0 million of debt issuance fee amortization, $5.9 million of debt discount amortization and $2.2 million of restructuring charges. Net working capital changes decreased overall cash provided from operations by $6.3 million. The working capital changes relate primarily to a decrease in accounts receivable of $11.1 million offset by $5.3 million in payments made in connection with the Company’s restructuring activities in 2009, as well as a decrease in accounts payable and accrued expenses of $5.6 million.

Investing Activities

The Company’s principal investing activities for the nine months ended September 30, 2009, included $2.5 million for capital expenditures and $1.0 million in additional business combination costs.

Financing Activities

Financing activities for the nine months ended September 30, 2009, included $95.1 million in payments on the 2007 credit facility, $72.5 in proceeds from the revolver (see below), $1.0 in debt issuance fees and $1.0 million for the purchase of treasury stock. The Company repurchases a portion of employee’s vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.5 million.

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

On September 30, 2009, the Company amended the 2007 credit facility to, among other things (i) amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, (ii) amend the maturity date from February 19, 2013 to September 30, 2012, and (iii) increase the applicable interest rates and commitment fees payable under the facility. Upon entering into the amendment, the Company was required to repay in full the outstanding term loan facility, which had an outstanding principal balance of $79 million. On September 30, 2009, the Company paid the outstanding term loan balance by drawing $72.5 million under the revolving facility and paying $6.5 million from discretionary funds. As a result of the revolver draw and term repayment, the Company had $72.5 million outstanding and unused borrowing capacity of $27.5 million under the revolver at September 30, 2009.

Interest under the 2007 credit facility is variable, and at September 30, 2009, the effective weighted average interest rate was 5.11%. At September 30, 2009, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swaps qualified for hedge accounting treatment at the time. The agreements effectively convert the Company’s floating-rate debt to fixed-rate debt. This reduces the risk of higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates.

Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and active contracts are inclusive of the applicable interest rate margin of 4.00% under the 2007 credit agreement):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%

03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$5 million	09/30/09 – 09/30/10	6.050%

At September 30, 2009, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.81% (inclusive of 4.00% interest rate margin under the 2007 credit agreement). As of September 30, 2009, the interest rate swaps were de-designated and no longer qualify for hedge accounting treatment. The interest rate swaps resulted in a net liability of $559,000 included in accrued expenses and other long-term liabilities as well as a charge for the fair value of the interest rate swaps of $559,000 included in “Interest and other income (expense), net.”

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

Effective January 1, 2009, the Company changed its method of accounting for its convertible debt. In May 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This standard requires the Company to change the previous accounting method for its $230 million convertible senior notes. Accordingly, the Company recorded a $61.8 million debt discount as additional paid-in capital, as of the notes’ issuance date of May 15, 2007. At September 30, 2009, the debt discount was $44.2 million. The Company has $230 million in principal due under the convertible debt, for a net carrying amount of $185.8 million.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate on the liability component was 7.35%, which was based on market conditions at the time the debt was entered into. The Company recognized interest expense of $3.4 million and $3.2 million related to the convertible debt for the three months ended September 30, 2009 and 2008, respectively, of which $1.4 million is based on the coupon rate. The Company recognized interest expense of $10.0 million and $9.6 million related to the convertible debt for the nine months ended September 30, 2009 and 2008, respectively, of which $4.1 million is based on the coupon rate.

Foreign Currency Risk

The Company has several operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the United States dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchase options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations. As of September 30, 2009, the Company had no open forward contracts or purchase options.

Off-Balance Sheet Arrangements

Through September 30, 2009, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Certain Factors That May Affect Future Results

We have a significant amount of debt in connection with our convertible senior note offering in 2007 and borrowings under our credit agreement in February 2008.

As of September 30, 2009, we had approximately $230 million of outstanding debt related to our convertible note offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended, of which $72.5 million is outstanding at September 30, 2009, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our credit agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our senior secured credit facility, could permit the lenders to foreclose on our assets securing that debt. For example, we have failed to meet the financial covenants in our credit agreement twice and have been forced to seek a waiver or amendment by paying a penalty to prevent an event of default. Although we recently amended the financial covenants in a manner favorable to us, if we are unable to satisfy these amended financial covenants in the future, amendments or waivers to the credit agreement may not be available on reasonable terms or at all, which may result in an event of default and acceleration of the debt, which we may be unable to pay;

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

The results of operations or financial condition of the Company may be negatively impacted by fluctuations in foreign currency exchange rates. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive dealers. As a result, certain sales and related expenses are denominated in currencies other than the United States dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the United States dollar and other currencies because our financial results are reported on a consolidated basis in United States dollars and through the use of foreign currency denominated loans available under the Company’s credit facility. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchase options contracts to mitigate unfavorable impacts to our non-operating income.

The future success of our Epicor product could materially impact our ability to successfully grow our business.

Epicor, our next generation ERP software product, became generally available during the fourth quarter of 2008. We expect Epicor to be the ERP solution of choice for the focused vertical markets we serve and to provide near and long-term opportunities for license growth acceleration into current and new markets we plan to address, as well as generate migration and upgrade license sale opportunities into our installed base of customers worldwide. If we are not able to successfully market and license Epicor in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.

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

In connection with our acquisitions, we currently, as of September 30, 2009, have goodwill of $368.1 million and $91.2 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended September 30, 2009 and 2008, 28.0% and 30.6%, respectively, of total Company revenues were generated by the Company’s international operations. During the nine months ended September 30, 2009 and 2008, 30.2% and 33.0%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during 2009, FX losses totaled $0.5 million. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. During the three months ended September 30, 2009 and 2008, 8% and 17%, respectively, of the Company’s software license revenues were generated by VARs and distributors. During the nine months ended September 30, 2009 and 2008, 11% and 14%, respectively, of the Company’s software license revenues were generated by VARs and distributors. If the Company’s VARs or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s distributors depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon 30 days notice, while the Scala partners may generally terminate their agreements upon 30 days to several months notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Finally, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces which could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the third quarter of 2007 through the third quarter of 2009, quarterly operating results have ranged from a net loss of $9.0 million to net income of $13.9 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the third quarter of 2007 through the third quarter of 2009, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $70.2 million at December 31, 2006 to $95.5 million at September 30, 2009. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If, in the future, the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 65 to highs of 91, due to a variety of factors. Given the recent economic turmoil, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. As of September 30, 2009, the Company had a $230.0 million obligation to holders of the Company’s convertible bonds and $72.5 million in debt.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three year period ended September 30, 2009, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $15.49. For the nine months ended September 30, 2009, the price of the Company’s common stock ranged from a low of $2.36 to a high of $6.81. As of November 2, 2009, the Company had 61,394,208 shares of Common Stock outstanding. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At September 30, 2009, the Company had $95.5 million in cash and cash equivalents. Based on the investment interest rate and the balance as of September 30, 2009, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.0 million on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the United States are not afforded such protection. The Company has approximately 69.1% of its cash and cash equivalents outside the United States. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility requires the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for a portion of the outstanding balance for a period of time. On April 18, 2008, March 11, 2009 and March 12, 2009 the Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. At the time the Company entered into the interest rate swaps, they qualified for hedge accounting treatment. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swap on the balance sheet. As of September 30, 2009, the Company de-designated the swaps and the fair value changes are now recorded in the accompanying Condensed Consolidated Statements of Operations. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At September 30, 2009, the interest rates swap arrangements hedged the floating rate interest risk on $40.0 million of the $72.5 million balance then outstanding under the 2007 credit facility. Accordingly, at September 30, 2009, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.3 million on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk.

The Company did not have any foreign currency forward or option contracts open as of September 30, 2009. International revenues represented 28.0% of the Company’s total revenues for the three months ended September 30, 2009, and 24.1% of revenues were denominated in foreign currencies. International revenues represented 30.2% of the Company’s total revenues for the nine months ended September 30, 2009, and 16.8% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency gain (loss) for the three and nine months ended September 30, 2009 of $0.3 million and $(0.5) million, respectively. For the three and nine months ended September 30, 2009, the transactional gains and losses were primarily due to settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
July 1, 2009 to July 31, 2009	1,130	$6.41		—	N/A
August 1, 2009 to August 31, 2009	4,661	$6.50		—	N/A
September 1, 2009 to September 30, 2009	—	$—		—	N/A

Total	5,791	$6.48	(1)	—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: November 6, 2009	/s/ Michael Pietrini
Michael Pietrini
Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela J. Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation (“Dataworks”), dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003.	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among the Company, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties.	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation.	(22)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(34)

3.5	Specimen Certificate of Common Stock.	(2)

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.7	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.8	Certificate of Designation of Preferences of Series D Preferred Stock.	(17)

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 27, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent.	(54)

4.2	Amendment No. 1 to the Amended and Restated Preferred Rights Stock Agreement, dated as of February 24, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent.	(55)

4.3	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007.	(47)

10.1*	Platinum Software Corporation 1990 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer Letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(8)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(8)

10.47*	1997 Nonqualified Stock Option Plan.	(12)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors’ Stock Option Plan, as amended.	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(16)

10.56	First Amendment to Sublease dated December 1, 1994.	(16)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(18)

10.58*	Interactive Group, Inc. (“Interactive”) 1995 Stock Option Plan, as amended (the “Interactive Option Plan”).	(19)

10.59*	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(20)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(20)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(21)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Nonstatutory Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(29)

10.66	Value Added Reseller Agreement with Ardent Software, dated January 1, 1999.	(29)

10.67*	Amended and Restated 1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.72	Loan and Security Agreement by and among the Company as borrower and Foothill Capital Corporation as lender dated as of July 26, 2000.	(27)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(28)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.77*	Amended Management Retention Agreement dated as of March 1, 2007 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(33)

10.79*	2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(17)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003.	(39)

10.82	Lease Agreement dated October 14, 2003 between the Company and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005.	(13)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004.	(13)

10.85*	Consulting Agreement dated October 18, 2004 between the Company and CHB Management GmbH, a Swiss Corporation.	(13)

10.86	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 29, 2005.	(41)

10.87*	2005 Stock Incentive Plan.	(42)

10.88*	Deferred Compensation Plan.	(42)

10.89	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 30, 2006 (the “2006 Credit Agreement”).	(44)

10.91*	Management Retention Agreement, dated May 26, 2006 between the Company and L. George Klaus.	(45)

10.92*	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement.	(45)

10.93*	Amended Management Retention Agreement, dated March 1, 2007, between the Company and L. George Klaus.	(48)

10.94	First Amendment to the 2006 Credit Agreement, dated as of May 1, 2007, among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent.	(46)

10.95*	Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”).	(5)

10.96*	Form of Time-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.97*	Form of Performance-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.98	Implementation Agreement between NSB Retail Systems Plc and the Company, dated December 17, 2007.	(50)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by the Company, dated December 17, 2007.	(50)

10.100	Credit Agreement dated December 16, 2007 by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (the “2007 Credit Agreement”).	(51)

10.101	Security and Pledge Agreement dated December 16, 2007 by and between the Company, the Obligors identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.102	First Amendment to the 2007 Credit Agreement, dated February 11, 2008, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to 2007 Credit Agreement.	(51)

10.104*	Management Retention Agreement between the Company and Thomas Kelly, dated February 19, 2008.	(52)

10.105*	Letter Agreement between the Company and Mark Duffell, dated February 19, 2008.	(52)

10.106	Second Amendment dated April 11, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(36)

10.107*	Form of Stock Option Agreement under the 2007 Plan.	(5)

10.108	Third Amendment dated December 30, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(53)

10.109*	Management Retention Agreement between the Company and L. George Klaus, dated January 19, 2009.	(56)

10.110	Agreement, dated as of February 24, 2009, by and among the Company and Elliott Associates, L.P., and its wholly-owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisers Inc.	(57)

10.111*	Management Retention Agreement between the Company and Michael Pietrini, dated April 15, 2009.	(58)

10.112	Letter Agreement between the Company and Thomas F. Kelly dated February 24, 2009.	(59)

10.113	Fourth Amendment dated September 30, 2009, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(60)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2009.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 1997.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 26, 1997.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Incorporated by reference to the DataWorks Schedule 13D and Schedule 13D/A filed on October 23, 1998 and November 6, 1998, respectively.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2003.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for the year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1, Registration No. 33-90816.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8, Registration No. 333-30259.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(23)	Incorporated by reference to the Company’s Annual Transition Report on Form 10-KT for the period ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-107738.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2009.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-97063.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2005.

(42)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2007.

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(49)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820.

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.

(51)	Incorporated by reference to the Company’s Current Report on Form 10-K for the year ended December 31, 2007.

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.

(53)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on November 1, 2004.

(54)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on March 2, 2009.

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2009.

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2009.

(57)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2009.

(59)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(60)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009.