Form 10-Q
period 2010-03-31
EPICOR SOFTWARE CORP
filed 2010-05-07
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, there were 63,125,213 shares of common stock outstanding.

FORM 10-Q INDEX

Part I

FINANCIAL INFORMATION

Item 1 – Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,459	$106,861
Accounts receivable, net of allowance for doubtful accounts	83,517	90,011
Deferred income taxes	21,216	11,572
Inventory, net	2,779	1,819
Prepaid expenses and other current assets	17,903	13,976

Total current assets	229,874	224,239

Property and equipment, net	27,478	28,511
Deferred income taxes	21,580	21,867
Intangible assets, net	77,014	84,107
Goodwill	369,044	368,336
Other assets	10,421	10,990

Total assets	$735,411	$738,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,508	$13,966
Accrued compensation and benefits	14,396	21,790
Other accrued expenses	26,108	24,964
Current portion of long-term debt	205	202
Current portion of accrued restructuring costs	1,258	1,694
Current portion of deferred revenue	97,566	96,040

Total current liabilities	153,041	158,656

Long-term debt, less current portion	257,549	255,535
Accrued restructuring costs	4,024	4,423
Deferred revenue	378	392
Deferred income taxes and other income taxes	15,025	15,172
Other long-term liabilities	3,211	3,785

Total long-term liabilities	280,187	279,307

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	65	63
Additional paid-in capital	427,657	422,460
Less: treasury stock at cost	(22,429)	(20,670)
Accumulated other comprehensive loss	(6,137)	(4,825)
Accumulated deficit	(96,973)	(96,941)

Total stockholders’ equity	302,183	300,087

Total liabilities and stockholders’ equity	$735,411	$738,050

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
License	$16,236	$13,177
Consulting	31,089	31,452
Maintenance	47,960	46,866
Hardware and other	3,996	7,198

Total revenues	99,281	98,693

Cost of revenues	44,784	46,184
Amortization of intangible assets	7,057	8,405

Total cost of revenues	51,841	54,589

Gross profit	47,440	44,104

Operating expenses:
Sales and marketing	21,134	18,090
Software development	13,879	12,406
General and administrative	12,215	14,191
Restructuring charges	45	1,411

Total operating expenses	47,273	46,098

Income (loss) from operations	167	(1,994)
Interest expense	(4,956)	(5,992)
Interest and other income (expense), net	(1,306)	(167)

Loss before income taxes	(6,095)	(8,153)
Income tax benefit	(6,063)	(6,525)

Net loss	$(32)	$(1,628)

Comprehensive loss:
Net loss	$(32)	$(1,628)
Unrealized foreign currency translation loss	(1,312)	(2,675)
Net unrealized loss on derivative financials instruments, net of tax	—	(109)

Comprehensive loss	$(1,344)	$(4,412)

Net loss per share:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding:
Basic	58,634	58,985
Diluted	58,634	58,985

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(32)	$(1,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,920	10,489
Stock-based compensation expense	4,279	2,418
Provision for doubtful accounts	672	1,116
Provision for excess and obsolete inventory	16	104
Amortization and write-off of debt issuance fees	422	1,340
Amortization of long-term debt discount	2,067	1,923
Restructuring charges	45	1,411
Change in fair value of derivatives	(4)	—
Excess tax benefits from share-based payment arrangements	(464)	(6)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	5,098	9,437
Inventory	(976)	871
Prepaid expenses and other current assets	(4,039)	(2,436)
Other assets	56	(461)
Income taxes	(7,157)	(6,230)
Accounts payable	(374)	539
Accrued expenses	(8,006)	(9,571)
Accrued restructuring costs	(581)	(2,560)
Deferred revenue	1,867	(2,542)
Other long-term liabilities	(498)	141

Net cash provided by operating activities	1,311	4,355

Investing activities
Purchases of property and equipment	(840)	(781)
Cash paid for business combinations	(554)	30

Net cash used in investing activities	(1,394)	(751)

Financing activities
Principal payments on long-term debt	(49)	(8,502)
Proceeds from exercise of stock options	215	9
Proceeds from employee stock purchase plan	271	244
Excess tax benefits from share-based payment arrangements	464	6
Purchase of treasury stock	(1,759)	(582)

Net cash used in financing activities	(858)	(8,825)

Effect of exchange rate changes on cash	(1,461)	(1,351)

Net decrease in cash and cash equivalents	(2,402)	(6,572)
Cash and cash equivalents at beginning of period	106,861	89,764

Cash and cash equivalents at end of period	$104,459	$83,192

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Note 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2010. The Condensed Consolidated Balance Sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts and was $7,838,000 and $8,557,000 at March 31, 2010 and December 31, 2009, respectively.

Note 2. Basic and Diluted Net Loss Per Share

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

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net loss applicable to common stockholders	$(32)	$(1,628)

Basic:
Weighted average common shares outstanding	62,630	62,103
Weighted average common shares of unvested restricted stock	(3,996)	(3,118)

Shares used in the computation of basic and diluted net loss per share	58,634	58,985

Net loss per share applicable to common stockholders – basic and diluted	$(0.00)	$(0.03)

Due to net losses for all periods presented, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore these potential common shares were excluded from the computation of diluted loss per share. On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of convertible senior notes (Note 7). The notes are only dilutive when the

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

common stock price exceeds the conversion price of approximately $18.10 per share, therefore, no shares have been included in the calculation of diluted net income per share as the conversion value did not exceed the principal amount of the notes.

Note 3. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill was recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired. In acquisitions accounted for using the acquisition method, goodwill is recorded as the excess, if any, of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable net assets acquired. An annual review of goodwill and indefinite-lived intangibles is required for possible impairment. The Company performed its annual impairment review of its recorded goodwill in the fourth quarter of 2009, and determined that no impairment of goodwill existed at that time because the estimated fair value of each reporting unit exceeded its carrying amount. The Company monitors the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of the Company’s reporting units would cause the Company to test goodwill for impairment. No such events occurred during the three months ended March 31, 2010.

The following table represents the balance and changes in goodwill by reporting unit as of and for the three months ended March 31, 2010 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2009	$140,234	$70,767	$157,335	$368,336
Scala Africa earn out	76	65	413	554
Foreign currency translation	11	175	(32)	154

Balance as of March 31, 2010	$140,321	$71,007	$157,716	$369,044

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in the gross carrying amount of intangible assets recorded during the three months ended March 31, 2010 (in thousands):

Foreign Currency Translation
Acquired technology	$(23)
Customer base	(294)
Covenant not to compete	(49)

Total	$(366)

Intangible assets are amortized over the estimated economic life of the assets. As of March 31, 2010, the Company has not identified any indicators of impairment associated with intangible assets.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,680	$99,737	$37,943	$137,703	$95,400	$42,303
Customer base	75,873	39,195	36,678	76,167	37,076	39,091
Trademark	13,790	11,397	2,393	13,790	11,077	2,713
Covenant not to compete	2,114	2,114	—	2,163	2,163	—

Total	$229,457	$152,443	$77,014	$229,823	$145,716	$84,107

Amortization expense of the Company’s intangible assets is included in cost of revenues and for the three months ended March 31, 2010 and 2009, was $7,057,000 and $8,405,000, respectively. Estimated amortization expense for the remainder of 2010, 2011, 2012, 2013, 2014 and thereafter, is approximately $20,798,000, $21,560,000, $20,128,000, $7,969,000, $5,982,000 and $577,000, respectively.

Note 4. Restructuring Charges and Other Charges

During 2010, the Company recorded restructuring charges of $45,000, primarily related to adjustments for facility reserves. During the three months ended March 31, 2010, the Company made $581,000 in cash payments or otherwise settled against reserves associated with its restructuring activities. The liability was further decreased by $300,000 of foreign currency translation.

Note 5. Stock-Based Compensation

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

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$550	$313
Sales and marketing	828	606
Software development	628	177
General and administrative	2,273	1,322

Total stock-based compensation expense	$4,279	$2,418

In January of 2010, the Company’s Board of Directors approved extending the Performance Based Restricted Stock Plan (“PBRSP”) to 2011. All existing participants in the PBRSP were granted the same number of shares for the 2010 and 2011 plan years as they had in the 2009 plan year. During the three months ended March 31, 2010, the Company granted 1,439,000 shares of performance-based restricted stock to employees for extension of the PBRSP to 2011, annual promotions and new hires for the 2010 and 2011 performance plan years under the terms of the PBRSP. In January of 2010, the Company’s Board of Directors approved modifying and replacing the Company’s prior cash-based management bonus plan with a performance-based restricted stock Management Incentive Program (“MIP”) for 2010. In creating the equity based MIP, an additional 1,190,000 performance-based restricted shares were granted for the 2010 year. All performance-based restricted shares are subject to a vesting schedule and were granted pursuant to the terms of the Company’s PBRSP and MIP. The recipients will vest in the restricted stock, or a

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for 2010 and additionally, for PBRSP participants, for 2011. Restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

On February 12, 2010, the Company’s reacquisition right lapsed on 563,000 shares related to the performance-based restricted stock plan for the 2009 performance year. These shares are included in restricted stock at December 31, 2009. The lapse occurred following the Company’s determination that the 2009 performance year performance conditions had been achieved. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2009.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of March 31, 2010, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance-based restricted stock, during the three months ended March 31, 2010, the Company acquired 211,000 shares of common stock for payment of these taxes at a value of $1,759,000.

At March 31, 2010, there was approximately $15,607,000 of total unrecognized compensation expense related to performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. At March 31, 2010, there was approximately $1,732,000 of total unrecognized compensation expense related to other restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $2,755,000 three months ended March 31, 2010.

The fair value of restricted stock that vested during the three months ended March 31, 2010 and 2009, was $932,000 and $1,541,000, respectively.

Net cash proceeds from the exercise of stock options were $215,000 and $9,000 for the three months ended March 31, 2010 and 2009, respectively. The Company is required to present excess tax benefits from stock-based compensation awards, if any, as financing cash flows rather than operating cash flows. For the three months ended March 31, 2010 and 2009, net cash provided by operating activities decreased by, and financing activities increased by, $464,000 and $6,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit recognized in the statement of operations related to stock-based compensation for the three months ended March 31, 2010 and 2009 was $1,372,000 and $796,000, respectively. No share-based compensation was capitalized for the three months ended March 31, 2010 or 2009.

The Company granted zero and 15,000 options during the three months ended March 31, 2010 and 2009, respectively. Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The weighted-average grant date fair value of options granted in fiscal 2009 was $1.96. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. The grant date fair value of options granted during the three months ended March 31, 2009 was estimated using the following weighted average assumptions:

Three Months Ended March 31, 2009
Expected life (years)	4.0
Risk-free interest rate	1.3%
Volatility	75.5%
Dividend rate	0.0%

There were 51,000 options exercised during the three months ended March 31, 2010 with an intrinsic value of $255,000. As of March 31, 2010, there were 1,356,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.5 years, $7.95 and $4,534,000, respectively. As of March 31, 2010, there were 1,367,000 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.5 years, $7.91 and $4,602,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s stock.

Note 6. Revenue Recognition

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

For multiple-element software arrangements, the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered elements are maintenance services and/or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded ratably over the maintenance service period. Fair value for any related consulting services is determined by VSOE of fair value and generally recognized as the services are performed. After any required fair value allocations to the undelivered maintenance and/or consulting services elements, the residual contractual consideration is allocated to the license element associated with the software products sold as part of the transaction. The Company’s maintenance services VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). VSOE of fair value for consulting services is determined by reference to the price the Company’s customers are required to pay for such services when sold-separately, or when sold independent of any of the Company’s other product or service offerings.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

License Revenues: Amounts allocated to software license revenues sold directly by the Company are recognized at the time of shipment of the software when fair value for all undelivered elements exists and all the other revenue recognition criteria discussed above have been met.

Revenues on sales made to the Company’s resellers are recognized upon shipment of the Company’s software to the reseller when the reseller has an identified end-user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. With limited exceptions, the Company does not offer a right of return on its products.

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

The Company has recorded unbilled consulting revenues totaling $3,914,000 and $2,602,000 at March 31, 2010 and December 31, 2009, respectively. These unbilled revenues are comprised primarily of consulting services performed on a time and materials basis during the last few business days of the quarter but not billed until the following month, as well as accruals recorded for services provided under certain engagements for which the associated payment has yet to be billed in accordance with the contractual payment terms. Unbilled consulting revenue is recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

Note 7. Credit Facility and Convertible Senior Notes

Credit Facility

In December 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of a $100 million term loan and a $150 million revolving loan facility, after giving consideration to an accordion feature which would allow the Company to increase the initial principal loaned under the 2007 credit facility. In December 2008, the Company amended the 2007 credit facility to, among other things, reduce the commitments under the revolving loan facility from $150 million to $100 million. The Company pledged all of its assets as collateral, subject to certain exceptions.

On September 30, 2009, the Company amended the 2007 credit facility to, among other things (i) amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, (ii) amend the maturity date from February 19, 2013 to September 30, 2012, and (iii) increase the applicable interest rates and commitment fees payable under the facility. In connection with this amendment, the Company also paid the outstanding term loan balance by drawing funds available under the revolving facility. The Company paid amendment fees to the lenders and an arrangement fee to secure the amendment.

As of March 31, 2010, the Company had $67,500,000 outstanding on the revolving facility and unused borrowing capacity of $32,500,000 under the revolving facility. On April 28, 2010, the Company made a voluntary principal payment of $5,000,000 against the revolving loan from discretionary funds, bringing the outstanding loan balance to $62,500,000.

At March 31, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 5.17%. The 2007 credit facility is subject to interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 8).

The Company is no longer obligated to make mandatory quarterly payments under the 2007 credit facility, however periodic interest payments are still made, not less often than quarterly. All the outstanding principal and accrued interest on the revolving loan facility is due September 30, 2012, upon expiration of the facility. Accordingly, the outstanding balance of the facility at March 31, 2010 and December 31, 2009 was classified as long-term debt.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The Company recorded a $61,752,000 debt discount as additional paid-in capital, as of the convertible senior notes’ issuance date of May 15, 2007. At March 31, 2010 and December 31, 2009, the unamortized debt discount was $40,076,000 and $42,143,000, respectively. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $189,924,000 at March 31, 2010. At March 31, 2010, the fair value of the debt was $204,332,000, as determined based upon quoted market prices.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate used to measure the fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3,433,000 and $3,289,000 related to the convertible debt for the three months ended March 31, 2010 and 2009, respectively, of which $1,366,000 is based on the coupon rate.

Note 8. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The Company uses derivative instruments to manage interest rate risk and foreign currency risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable rate borrowings. Foreign currency forward contracts are entered into to manage foreign currency exchange rate risk associated with intercompany receivable and payable balances. The Company does not use derivative instruments for trading purposes.

Interest rate swaps were entered into in connection with the term loan then outstanding under the 2007 credit facility and were initially designated and qualified as cash flow hedges, whereby the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. If the Company had experienced gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, they would have been recognized in current earnings.

On September 30, 2009, the Company paid in full the balance outstanding on its term loan by borrowing on the revolving line of credit under the 2007 credit facility (Note 7). Both the term loan and the revolving credit facility incur a variable interest rate. Because the interest rate swaps were designated as hedging the interest rate variability on the term loan, repayment of the term loan resulted in the de-designation of this hedging relationship. Accordingly, subsequent to September 30, 2009, the interest rate swaps are no longer designated in a hedging relationship. For the three months ended March 31, 2010, a gain for the change in the fair value of the interest rate swaps of $4,000 was recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency contracts are not designated and do not qualify as hedging instruments, and gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2010, the Company had no open foreign currency forward contracts.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Interest Rate Swaps

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. As of March 31, 2010 and December 31, 2009, the fair value of the interest rate swaps is included on the Company’s Condensed Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and rates for active contracts are inclusive of the interest rate margin of 4.00% applicable at March 31, 2010 under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%
03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$5 million	09/30/09 – 09/30/10	6.050%

At March 31, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.81% (inclusive of 4.00% interest rate margin applicable at March 31, 2010 under the 2007 credit facility).

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

Foreign Currency Contracts

The Company uses foreign currency forward contracts to manage its market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than an entity’s functional currency. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and are designed generally to offset the gains and losses resulting from remeasurement of intercompany balances recognized in the same line item. The Company reported a net foreign currency loss of $1,402,000 and $324,000 for the three months ended March 31, 2010 and 2009, respectively, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate.

Quantitative Disclosures About Derivative Instruments

Fair value of derivative instruments are as follows (in thousands):

	Fair Value of Liability Derivatives as of
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$500	$61
Interest rate swaps	Other long-term liabilities	—	443

Total		$500	$504

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss on a pre-tax basis are as follows (in thousands):

	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Derivatives in cash flow hedging relationship:
Interest rate swaps	$—	$(214)

The following table represents the amount of derivative instruments not designated as hedges recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income on derivatives:
Interest rate swaps	Interest and other income (expense), net	$4	$—
Foreign currency contracts	Interest and other income (expense), net	(274)	31

US GAAP requires a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following tables present the Company’s financial liabilities as of March 31, 2010 and December 31, 2009, measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
Interest rate swap liability	Level 1	Level 2	Level 3
March 31, 2010	$—	$500	$—
December 31, 2009	—	504	—

Note 9.  Provision for Income Taxes

The benefit for income taxes consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $6,063,000 and $6,525,000 for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rates were 99.5% and 80.0% for the three months ended March 31, 2010 and 2009, respectively.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent any material or discrete adjustments, the deferred taxes accounts are adjusted only at year end.

Principal differences between the recorded benefit for income taxes and the amount determined by applying the U.S. federal statutory rate of 35% pertain to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income, and the recognition of uncertain tax benefits. Depending on the levels of consolidated pre-tax earnings, these differences can have a significant impact on the effective tax rate.

The Company had a valuation allowance of $13,737,000 against certain foreign deferred tax assets, and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense.

The Company assesses the recoverability of its deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred tax assets will be realized in future periods. This analysis includes assessment by jurisdiction of forecasted and historic financial performance and taxable income, performance compared to profit and revenue targets, strength or weakness of revenue generating functions, expense forecasts, and other factors. The valuation allowance will continue to be evaluated over future quarters.

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

At March 31, 2010 and December 31, 2009, the Company had $17,060,000 and $17,503,000, respectively, of non-current gross unrecognized tax benefits, of which $12,695,000 and $12,910,000, respectively, would reduce the effective tax rate if recognized. The change in gross unrecognized tax benefits during the quarter is primarily the result of lapse in statutes in foreign jurisdictions and foreign exchange gains and losses.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2010, the Company increased liabilities for interest of $63,000 related to unrecognized tax benefits. At March 31, 2010, the Company had a recorded liability for interest and potential penalties totaling $1,058,000.

The tax years 1997 to 2009 remain open to examination by Federal and state taxing jurisdictions and the tax years 2003 to 2009 remain open to examination by foreign jurisdictions. The Company is currently under examination in various foreign locations. The Company anticipates effectively settling the uncertain tax positions relating to certain foreign jurisdictions in the next twelve months. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of March 31, 2010.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Note 10. Segment Information

The Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended March 31, 2010 and 2009, of $7,057,000 and $8,405,000, respectively, which is not allocated among segments.

Operating segment data for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended March 31, 2010:
Revenues	$16,236	$31,089	$47,960	$3,996	$99,281
Cost of revenues	3,534	25,801	11,940	3,509	44,784

Gross profit	$12,702	$5,288	$36,020	$487	$54,497

Three months ended March 31 2009:
Revenues	$13,177	$31,452	$46,866	$7,198	$98,693
Cost of revenues	2,429	26,414	10,966	6,375	46,184

Gross profit	$10,748	$5,038	$35,900	$823	$52,509

Note 11. Venezuela Currency Devaluation

The Company conducts limited operations in Venezuela (revenue derived from Venezuelan operations represented less than 0.01% of the Company’s consolidated revenue for the three months ended March 31, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1,315,000 due to the revaluing of its bolivar-based net assets. This charge is included in “interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; (iv) Company license and consulting agreements with its customers, under which the Company may be required to indemnify such customers for intellectual property infringement claims and other claims arising from the Company’s provision of services to such customers and (v) Company distribution agreements with its distributors and resellers, under which the Company may be required to indemnify such distributors or resellers against property infringement claims.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Note 13. New Accounting Pronouncements

In January 2010, the FASB issued an update to existing accounting standards to improve disclosures regarding fair value measurements and, thus, increase the transparency in financial reporting. The update provides that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the update clarifies the requirements of the existing disclosures as follows: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (for measurements in Level2 and Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions that were in effect as of December 15, 2009, and the adoption did not have an impact on the consolidated financial statements. The Company will adopt the remaining provisions as they become effective. The Company does not expect adoption to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition for multiple-deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of the residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments to the criteria in Accounting Standards Codification (ASC) Subtopic 605-25 for allocating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple-deliverable arrangement. In an arrangement that includes software deliverables as well as non-software related deliverables, the provisions of ASC Topic 985 would apply to the software deliverables. This update is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 33 to 42. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

Towards the end of 2009 and in the first quarter of 2010, the Company began to see some signs of improvement in the markets it targets, which is beginning to be reflected primarily in higher software license revenues when compared to the year earlier period. Specifically, license and maintenance revenues for the 2010 first quarter each exceeded the 2009 first quarter license and maintenance revenues. While there are increasing signs of economic recovery throughout the world, which the Company believes may benefit its future revenue streams, the Company continues to monitor the economic situation, the business environment and the Company’s outlook.

Total revenues for the three months ended March 31, 2010, increased 0.6% to $99.3 million, compared to $98.7 million for the three months ended March 31, 2009. Net license revenue increased by 23.2% to $16.2 million for the three months ended March 31, 2010, when compared to net license revenue of $13.2 million for the three months ended March 31, 2009. Consulting revenue was $31.1 million for the quarter ended March 31, 2010, a decrease of 1.2 % compared to consulting revenue of $31.5 million for the quarter ended March 31, 2009. Maintenance revenue for the quarter ended March 31, 2010 was $48.0 million, an increase of 2.3% compared to maintenance revenue of $46.8 million for the quarter ended March 31, 2009. Hardware and other revenue for the quarter ended March 31, 2010 was $4.0 million, a decrease of 44.5% compared to hardware and other revenue of $7.2 million for the quarter ended March 31, 2009. See discussion in Results of Operations for more detailed information.

Overall gross margin was 47.9% for the quarter ended March 31, 2010, compared to 44.7% for the quarter ended March 31, 2009. Overall gross margin improved principally due to expense management and it also benefited from the larger mix of higher margin revenues, such as license and maintenance.

Cash flows from operations were $1.3 million for the quarter ended March 31, 2010, compared to 2009 cash flows from operations of $4.4 million. Cash flows from operating activities decreased due primarily to less cash collected on accounts receivable and increase in prepaid expenses and other current assets in 2010, as compared to 2009.

The Company reported a net loss of $32,000, or $0.00 per diluted share, for the quarter ended March 31, 2010, compared to a net loss of $1.6 million, or $0.03 per diluted share, for the quarter ended March 31, 2009. Net loss for the quarter ended March 31, 2010 and 2009, included significant non-cash charges primarily consisting of amortization of intangible assets of $7.1 million and $8.4 million, stock-based compensation expense of $4.3 million and $2.4 million, amortization of long-term debt discount of $2.1 million and $1.9 million, Venezuela currency devaluation of $1.3 million and $0, and the write-off of debt issuance fees of $0 and $0.9 million, respectively. Net loss for the quarter ended March 31, 2010 and 2009 also includes restructuring and other charges of $45,000 and $1.4 million, respectively. The net loss for the quarter ended March 31, 2009 excludes approximately $0.4 million of revenues that would have been recorded if NSB’s deferred revenues had not been adjusted to fair value in purchase accounting.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at March 31, 2010. Receivables from customers are generally unsecured.

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

New Accounting Pronouncements

For new accounting pronouncements see Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in millions, except percentages):

	Three Months Ended March 31,		Change
	2010	2009	Change $	Change %
Revenues
License	$16.2	$13.2	$3.0	23.2%
Consulting	31.1	31.5	(0.4)	(1.2)%
Maintenance	48.0	46.8	1.2	2.3%
Hardware and other	4.0	7.2	(3.2)	(44.5)%

Total revenues	99.3	98.7	0.6	0.6%

Gross profit %
License	78.2%	81.6%
Consulting	17.0%	16.0%
Maintenance	75.1%	76.6%
Hardware and other	12.2%	11.4%

Amortization of intangible assets	$7.1	$8.4	$(1.3)	(16.0)%
% of total revenues	7.1%	8.5%

Gross profit	$47.4	$44.1	$3.3	7.6%
% of revenues	47.8%	44.7%

Sales and marketing	$21.1	$18.1	$3.0	16.8%
% of revenues	21.3%	18.3%

Software development	$13.9	$12.4	$1.5	11.9%
% of revenues	14.0%	12.6%

General and administrative	$12.2	$14.2	$(2.0)	(13.9)%
% of revenues	12.3%	14.4%

Restructuring and other	$0.0	$1.4	$(1.4)	(96.8)%
% of revenues	0.0%	1.4%

Interest expense	$5.0	$6.0	$(1.0)	(17.3)%
% of revenues	5.0%	6.1%

Interest and other income (expense), net	$(1.3)	$(0.2)	$(1.1)	682.0%
% of revenues	1.3%	0.2%

Income tax benefit	$6.1	$6.5	$(0.4)	(7.1)%
Effective tax rate	99.5%	80.0%

Net loss	$(0.0)	$(1.6)	$1.6	98.0%
% of revenues	(0.0)%	(1.6)%

Revenue

The increase in license revenues for the three months ended March 31, 2010, compared to the same period in 2009, is due primarily to increased demand for the Company’s software solutions driven by the Epicor 9 product. License revenues for the three months ended March 31, 2010, included no sales greater than $1.0 million. License revenues for the three months ended March 31, 2009, included one sale greater than $1.0 million.

Consulting revenues for the three months ended March 31, 2010, were relatively flat compared to the same period in 2009. Consulting revenue is derived from license sales, and as such has been negatively impacted by lower license revenues in the past several quarters.

The increase in maintenance revenues for the three months ended March 31, 2010, compared to the same period in 2009, is due primarily to continued high renewal rates in the Company’s customer base, continuing new license sales and related maintenance contracts sold with new licenses and continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The decrease in hardware and other revenue for the three months ended March 31, 2010, as compared to the same period in 2009, is due to the timing and or amount of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $32.9 million and $30.5 million for the three months ended March 31, 2010 and 2009, representing 33.1% and 30.9%, respectively, of total revenues. The increase in international revenues in absolute dollars and as a percentage of total revenues was primarily due to the increased international reach of Epicor 9, which is enabling the Company to win deals in international geographies in which it did not as effectively compete, including Latin America, as well as the weakening of the United States dollar relative to other major currencies during the periods. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended March 31, 2010 being reported at $3.1 million, or 3.2%, higher than these revenues would have been if they had been translated at 2009 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three months ended March 31, 2010, compared to the same period in 2009, gross profit on license revenue decreased due to higher costs primarily due to a higher mix of third-party software sales.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonuses, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs decreased in absolute dollars during the three months ended March 31, 2010, compared to the same period in 2009, due to a reduction in headcount and continued focus on expense management offset by the weakening of the United States dollar relative to other currencies. Consulting services margins increased for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the decreased costs.

Cost of maintenance revenues consists primarily of salaries, benefits and other personnel-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products and referral fees paid to VARs. For the three months ended March 31, 2010, compared to the same period in 2009, cost of maintenance revenues increased in absolute dollars due primarily to the weakening of the United States dollar relative to other currencies as a large percentage of the Company’s support staff are based outside the United States. Maintenance gross profit decreased for the three months ended March 31, 2010, compared to the same period in 2009, due to the increase in maintenance costs.

Cost of hardware and other revenues decreased in absolute dollars in the three months ended March 31, 2010, compared to 2009, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit margin for hardware and other revenues improved for the three months ended March 31, 2010, as compared to 2009, due to hardware sales related to increased Software as a Service (SaaS) deals, which have higher hardware margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $7.1 million and $8.4 million, respectively. The decrease in amortization expense for the three months ended March 31, 2010, as compared to 2009, is due to intangible assets that became fully amortized during the period. Amortization of acquired technology, customer base and trademarks will be complete in 2015. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, travel, advertising and promotional expenses. These costs increased in absolute dollars for the three months ended March 31, 2010, compared to the same period in 2009 due primarily to an increase in commissions, travel and other personnel costs as well as the weakening of the United States dollar relative to other currencies. The Company continues to make additional investments in sales and marketing programs to generate leads, including hiring additional business development representatives, and further support and develop its channel strategy.

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

Software development expenses increased in absolute dollars for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to continued investment in Epicor 9, particularly in adding additional languages and localizations and additional features and functionality to further expand the Company’s addressable markets, additional investment in the development of products to replace some of the third party software solutions the company currently resells and the weakening of the United States dollar relative to other currencies, as a large percentage of the Company’s development personnel are based outside the United States.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information systems functions. General and administrative expenses decreased in absolute dollars and as a percentage of total revenues during the three months ended March 31, 2010, compared to the same period in 2009. This decrease is primarily attributable to reduced legal expenses and a reduction in provisions for doubtful accounts, offset by an increase in stock-based compensation expense.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from restricted stock issued and stock options granted by the Company. For the three months ended March 31, 2010 and 2009, stock-based compensation expense was $4.3 million and $2.4 million, respectively. Stock-based compensation expense increased due primarily to the expansion of the Company’s performance-based restricted stock program and elimination of the Company’s cash-based bonus program.

At March 31, 2010, there was approximately $15.6 million and $1.7 million of unrecognized compensation expense related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately two years.

In January 2010, the Company’s Board of Directors expanded the Company’s performance-based restricted stock program for 2010 and eliminated the Company’s prior cash-based management bonus plan for 2010. The compensation cost related to the additional performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions, similar to the existing performance-based restricted stock. Because the additional performance-based restricted stock replaces the Company’s management cash bonus program, overall expense for the Company is not expected to increase significantly.

The compensation cost related to performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current estimate of performance conditions applicable to the 2010 performance year, the Company has recorded compensation expense of $2.8 million related to performance-based restricted stock for the three months ended March 31, 2010.

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$550	$313
Sales and marketing	828	606
Software development	628	177
General and administrative	2,273	1,322

Total stock-based compensation expense	$4,279	$2,418

Restructuring and Other

For the three months ended March 31, 2010, the Company recorded restructuring and other charges of $45,000. This charge is related primarily to interest accretion on facilities. For the three months ended March 31, 2009, the Company recorded $1.4 million in restructuring and other charges, primarily related to management severance.

Interest Expense

Interest expense is comprised of interest on the Company’s convertible debt and credit facility, debt discount amortization, debt issuance fees amortization and debt issuance fees write-offs. Interest expense decreased for the three months ended March 31, 2010, due to a lower credit facility balance and lower amortization of capitalized debt issuance costs related to the reduction in borrowing capacity on the credit facility. See Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased for the three months ended March 31, 2010, compared to 2009, due primarily to a foreign currency charge due to the Venezuela currency devaluation. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Benefit

The income tax benefit consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $6.1 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rates were 99.5% and 80.0% for the three months ended March 31, 2010 and 2009, respectively.

The 2010 effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to earnings in foreign jurisdictions taxed at different rates, state taxes, permanent differences between GAAP pre-tax income and taxable income, and the recognition of uncertain tax benefits.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt as of March 31, 2010 and December 31, 2009 as well as cash flows as of and for the three months ended March 31, 2010 and 2009 (in millions):

	As of March 31, 2010	As of December 31, 2009
Cash and cash equivalents	$104.5	$106.9
Working capital	76.8	65.6
Long-term debt, less current portion, exclusive of debt discount	297.6	255.5

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$1.3	$4.4
Net cash (used in) investing activities	(1.4)	(0.8)
Net cash (used in) financing activities	(0.9)	(8.8)

Overview

As of March 31, 2010, the Company had cash and cash equivalents of $104.5 million and $76.8 million in net working capital (current assets in excess of current liabilities) compared to $106.9 million and $65.6 million at December 31, 2009. The Company’s primary sources of operating cash are customers’ payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue at March 31, 2010 and December 31, 2009, was $174.4 million and $161.6 million, respectively. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

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

The Company’s days sales outstanding (DSO) for the last five quarters are set forth in the following table:

Quarter Ended:	2009
March 31	72
June 30	78
September 30	74
December 31	74
2010
March 31	76

Days sales outstanding ranged from 72 to 78 days during 2009 and remained in this range during the first quarter of 2010.

As of March 31, 2010, the Company had $5.3 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

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

As of March 31, 2010, the Company had $32.5 million in borrowing capacity available under its 2007 credit facility. Borrowing capacity under the 2007 credit facility may be reduced or otherwise limited as a result of the Company’s obligation to comply with certain financial covenants. However, the Company is currently in compliance with these covenants (as described below). The Company increased its leverage to finance its acquisitions of CRS (2005) and NSB (2008). As described below, as of March 31, 2010, the Company had $230 million outstanding convertible senior notes and $67.5 million outstanding under its 2007 credit facility. This indebtedness may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. While the Company currently expects that additional capital will be available to it through the incurrence of debt or issuance of equity securities, these alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

Operating Activities

The Company’s operations provided $1.3 million in cash during the three months ended March 31, 2010. Cash flows from operating activities were generated even though the Company reported $32,000 of net loss. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $8.9 million of depreciation and amortization, $4.3 million of stock-based compensation expense, $0.7 million of provision for doubtful accounts, $0.4 million of debt issuance fee amortization and $2.1 million of debt discount amortization. Net working capital changes decreased overall cash provided from operations by $7.0 million. The working capital changes relate primarily to a decrease in other current assets of $4.0 million and a decrease in other accrued liabilities of $8.0 million offset by $5.1 million in net reductions of accounts receivable.

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

Investing Activities

The Company’s principal investing activities for the three months ended March 31, 2010, included $0.8 million for capital expenditures and $0.6 million in business combination costs.

The Company’s principal investing activities for the three months ended March 31, 2009 included $0.8 million for capital expenditures.

Financing Activities

Financing activities for the three months ended March 31, 2010, included $1.8 million for the purchase of treasury stock. The Company repurchases a portion of employee’s vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.5 million.

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

2007 Credit Facility

On December 16, 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of $100 million term loan and $150 million in revolving loan facility (after giving effect to an accordion feature). Funds from the 2007 credit facility were allowed to be used to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition; and following such acquisition, to provide ongoing working capital and to be used for other general corporate purposes. The Company pledged all of its assets as collateral, subject to certain exceptions. The terms of the 2007 credit facility include various covenant compliance requirements, described below. Amounts repaid under the term loan may not be re-borrowed. On December 30, 2008, the Company amended the 2007 credit facility to, among other things, reduce the commitments under the revolving loan facility from $150 million to $100 million.

On September 30, 2009, the Company amended the 2007 credit facility to, among other things, (i) amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, (ii) amend the maturity date from February 19, 2013 to September 30, 2012, and (iii) increase the applicable interest rates and commitment fees payable under the facility. Upon entering into the amendment, the Company was required to repay in full the outstanding term loan facility, which had an outstanding principal balance of $79 million. On September 30, 2009, the Company paid the outstanding term loan balance by drawing $72.5 million under the revolving facility and paying $6.5 million from discretionary funds. The Company had $67.5 million outstanding and unused borrowing capacity of $32.5 million under the revolver at March 31, 2010.

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

Interest under the 2007 credit facility is variable, and at March 31, 2010, the effective weighted average interest rate was 5.17%. At March 31, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 28, 2010, the Company made a voluntary principal payment of $5.0 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $62.5 million.

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

Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and active contracts are inclusive of the interest rate margin of 4.00% applicable at March 31, 2010, under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%
03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$5 million	09/30/09 – 09/30/10	6.050%

At March 31, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.81% (inclusive of 4.00% interest rate margin applicable at March 31, 2010, under the 2007 credit facility). As of September 30, 2009, as a result of repayment of the term loan facility, the interest rate swaps were de-designated and no longer qualify for hedge accounting treatment. The interest rate swaps are recorded as a net liability of $0.5 million in accrued expenses as of March 31, 2010, and a gain for the change in the fair value of the interest rate swaps of $4,000 is included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010.

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

At March 31, 2010 and December 31, 2009, the debt discount was $40.1 million and $42.1 million, respectively. At both March 31, 2010 and December 31, 2009, the Company has $230 million in principal due under the convertible debt. The net carrying amount was $189.9 million and $187.9 million as of March 31, 2010 and December 31, 2009, respectively. The Company is amortizing the debt discount through the date at which the Company can begin to redeem the convertible senior notes, which is May 15, 2014. The effective interest rate used to measure the fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3.4 million and $3.3 million related to the convertible debt for the March 31, 2010 and 2009, respectively, of which $1.4 million in each year is based on the coupon rate.

Foreign Currency Risk

The Company has operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose the Company to foreign currency market risk. Unfavorable movements in foreign currency exchange rates between the United States dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency market movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchase options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2010, the Company had no open forward contracts or purchase options.

The Company conducts limited operations in Venezuela (i.e., revenue derived from Venezuelan operations represented less than 0.01% of the Company’s consolidated revenue for the three months ended March 31, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1.3 million due to the revaluing of its bolivar-based assets.

Off-Balance Sheet Arrangements

Through March 31, 2010, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Certain Factors That May Affect Future Results

Economic conditions could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. These and other economic factors could materially adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results. Uncertainty about current global economic conditions could also increase the volatility of the Company’s stock price.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended March 31, 2010 and 2009, 33.1% and 30.9%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will maintain or expand its international sales. If the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Different and changing regulatory requirements;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates, currency devaluation and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations; and

•	Perceived health risks (e.g. sars, swine flu), natural disasters or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during the three months ended March 31, 2010, foreign currency transaction losses totaled $1.4 million. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We have a significant amount of debt in connection with our convertible senior note offering in 2007 and borrowings under our 2007 credit agreement which could have various adverse effects on our business and financial conditions.

As of March 31, 2010, we had approximately $230 million of outstanding debt related to our convertible senior note offering. In addition, in February 2008, we borrowed $160 million under our Credit Agreement dated December 16, 2007, as amended, of which $67.5 million is outstanding at March 31, 2010, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our 2007 credit facility, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our 2007 credit facility, could permit the lenders to foreclose on our assets securing that debt. For example, we failed to meet the financial covenants in our credit agreement in 2008 and were required to seek and obtain a waiver by paying a penalty to prevent an event of default. Although we recently amended the financial covenants in a manner favorable to us, if we are unable to satisfy these amended financial covenants in the future, amendments or waivers to the credit agreement may not be available on reasonable terms or at all, which may result in an event of default and acceleration of the debt, which we may be unable to pay;

•

Reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	Subjecting us to the risk of increased sensitivity to interest rate increases on any indebtedness with variable interest rates;

•	Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged because of the above-listed factors.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

Fluctuations in foreign currency exchange rates may negatively impact the financial results of the Company.

The results of operations or financial condition of the Company may be negatively impacted by fluctuations in foreign currency exchange rates. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive value added resellers (VARs). As a result, certain sales and related expenses are denominated in currencies other than the United States dollar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the United States dollar and other currencies because our financial results are reported on a consolidated basis in United States dollars and through the use of foreign currency denominated loans available under the Company’s 2007 credit facility. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchase options contracts to mitigate unfavorable impacts to our non-operating income. However, we can provide no assurance that any of these strategies will be effective.

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

The Company’s software products are built and depend upon several underlying and evolving relational database management system (“RDBMS”) platforms such as Microsoft SQL Server, Progress Open Edge™ and Rocket®U2™. To date, the standards and technologies that the Company has chosen to develop its products upon have proven to be popular and have gained broad industry acceptance. However, the market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or will remain popular in the future. For example, the Company believes the Internet has and continues to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards Web-based applications and away from server-based applications. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company is proceeding on its previously announced determination to continue with development of several of its primary product lines upon the Microsoft .NET technology. If the Company cannot continue to develop such .NET compatible products in time to effectively bring them to market, or if .NET does not continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to Web-based applications, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position, operating results and revenues could be adversely affected.

New software technologies could cause us to alter our business model resulting in adverse effects on our operating results.

Development of new technologies may also cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Emerging licensing models include Software as a Service (SaaS), hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. While the Company currently offers a hosted model as well as a SaaS model to its NSB retail customers, and to a limited extent, its enterprise customers, it has to date chosen not to offer a subscription-based model. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

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

In connection with our acquisitions, as of March 31, 2010, we have goodwill of $369.0 million and $77.0 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

Our increasingly complex software products may contain errors or defects, which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

The Company’s software products are made up of increasingly complex computer programs. Software products are complex and products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, if the Company is unable to correct such errors in a timely manner it could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which the Company’s products operate, including offerings by Progress Software Corporation, Rocket Software and Microsoft Corporation (i.e., SQL and .NET), occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

The Company’s development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in both client/server-computing and Web-based environments. The Company believes that the environment for application software is continuing to change from client/server to a Web-based environment to facilitate commerce on the Internet. There can be no assurance that the market for client/server computing will continue to grow, or will not decrease, or that the Company will be able to continue to respond effectively to the evolving requirements of Web-based markets. Lack of growth in the client/server market or our failure to respond effectively to the needs of Web-based markets could harm our ability to compete or grow our business which would adversely affect our financial condition and results of operations.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the manufacturing, distribution, retail, customer relationship management (CRM) and financial computer software industry specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs and/or (v) a larger installed customer base than the Company. In addition, as the Company continues to sell to larger companies outside the mid-market, it faces more competition from large well-established competitors such as SAP AG and Oracle Corporation. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

If we were to lose and not be able to replace the services of the members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our executive officers and other senior members of our management team such as our chief marketing officer and executive and senior vice presidents are critical to the overall management of the Company as well as the development of our technology, our operations and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The transition of key executives, such as at the CEO level over the last year, as well as the loss of other key members of our executive management team could adversely affect our ability to compete effectively and seriously harm our business if the management team is unable to lead the Company during such times of transition or attract qualified replacements in a timely manner.

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

The Company considers its proprietary software and the related intellectual property rights in such products to be among its most valuable assets. The Company relies on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot provide assurance that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company has in the past taken legal action against third parties whom the Company believed were infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s products.

Moreover, the Company from time to time receives claims from third parties that the Company’s software products infringe upon the intellectual property rights of others. The Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. This risk is potentially heightened in such diverse international markets as Eastern Europe, Asia and the Middle East. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements or result in an injunction against the Company. The terms of such royalty or license arrangements, if required, may not be favorable to the Company.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2008 through the first quarter of 2010, quarterly operating results have ranged from a net loss of $9.0 million to net income of $11.3 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

•	Changes in accounting standards, including software revenue recognition standards;

•	Currency fluctuations and devaluation; and

•	Fluctuations in number of customers renewing maintenance and support.

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

From the first quarter of 2008 through the first quarter of 2010, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $89.8 million at December 31,

2008 to $104.5 million at March 31, 2010. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 65 to highs of 78, due to a variety of factors. Given the recent economic turmoil, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. Further, without sufficient cash flows, the Company may not be able to service its debt or it may not be able to comply with certain covenants under its 2007 credit facility. As of March 31, 2010, the Company had a $230.0 million obligation to holders of the Company’s convertible senior notes and $67.5 million in debt outstanding under the 2007 credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three-year period ended March 31, 2010, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $15.49. For the three months ended March 31, 2010, the price of the Company’s common stock ranged from a low of $7.26 to a high of $10.10. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

A variety of specific business interruptions could adversely affect our business.

A number of particular types of business interruptions could greatly interfere with our ability to conduct business. For example, a substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not reserve for earthquake-related losses. In addition, our computer systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. The Company continues to consider and implement its options and develop contingency plans to avoid and/or minimize potential disruptions to its telecommunication services. However, any force majeure or act of god as described above could cause severe disruptions in our business.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At March 31, 2010, the Company had $104.5 million in cash and cash equivalents. Based on the investment interest rate and the balance as of March 31, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.0 million on an annual basis (to the extent the Company’s returns exceed 1%), as well as a commensurate decrease in the Company’s net income and a decrease in cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the United States are not afforded such protection. The Company has approximately 77.1% of its cash and cash equivalents outside the United States. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility required the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for a portion of the outstanding term loan balance for a period of time. On April 18, 2008, March 11, 2009 and March 12, 2009 the Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. At the time the Company entered into the interest rate swaps, they qualified for hedge accounting treatment. The changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. As of September 30, 2009, the Company de-designated the swaps as a result of its repayment of the term loan under the 2007 credit facility, and the fair value changes are now recorded in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At March 31, 2010, the interest rates swap arrangements hedged the floating rate interest risk on $40.0 million of the $67.5 million balance then outstanding under the 2007 credit facility. Accordingly, at March 31, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.3 million (on the un-hedged principal amount) on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk

The Company did not have any foreign currency forward or option contracts open as of March 31, 2010. International revenues represented 33.1% of the Company’s total revenues for the three months ended March 31, 2010, and 25.0% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three months ended March 31, 2010 of $1.4 million. For the three months ended March 31, 2010 the transactional gains and losses were primarily due to the devaluation of the Venezuela bolivar, Venezuela becoming highly inflationary, settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies.

Item 4 – Controls and Procedures:

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
January 1, 2010 to January 31, 2010	109	$8.09		—	N/A
February 1, 2010 to February 28, 2010	207,670	$8.33		—	N/A
March 1, 2010 to March 31, 2010	3,102	$9.02		—	N/A

Total	210,881	$8.34	(1)	—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: May 7, 2010	/s/ MICHAEL PIETRINI
Michael Pietrini
Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description	Location

1.1	Underwriting Agreement, dated as of May 2, 2007 between the Company, UBS Securities LLC and Lehman Brothers Inc.	(46)

2.1	Agreement and Plan of Reorganization and Merger dated as of June 27, 1997 among the Company, CSI Acquisition Corp., Clientele Software, Inc., Dale E. Yocum, Pamela J. Yocum, William L. Mulert. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(9)

2.2	Agreement and Plan of Reorganization dated as of November 4, 1997 by and among the Company, FS Acquisition Corp., FocusSoft, Inc., John Lococo, Michael Zimmerman and Joseph Brumleve. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(11)

2.3	Agreement and Plan of Reorganization by and among the Company, Zoo Acquisition Corp. and DataWorks Corporation (“Dataworks”), dated as of October 13, 1998, as amended as of October 30, 1998. (Schedules not included pursuant to Rule 601(b)(2) of Reg. S-K).	(14)

2.4	Merger Protocol by and between the Company and Scala Business Solutions N.V. dated as of November 14, 2003.	(40)

2.5	Stock Purchase Agreement dated as of December 6, 2005 by and among the Company, Cougar Acquisition Corporation, CRS Retail Technology Group, Inc., certain principal stockholders of CRS Retail Technology Group, Inc., and certain other parties.	(43)

3.1	Second Restated Certificate of Incorporation of the Company.	(1)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation.	(10)

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation.	(22)

3.4	Amended and Restated Bylaws of the Company, as currently in effect.	(34)

3.5	Specimen Certificate of Common Stock.	(2)

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock.	(4)

3.7	Certificate of Designation of Preferences of Series C Preferred Stock.	(6)

3.8	Certificate of Designation of Preferences of Series D Preferred Stock.	(17)

3.9	Amendment No. 1, dated February 9, 2010, to the Amended and Restated Bylaws of the Company	(61)

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 27, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent.	(54)

4.2	Amendment No. 1 to the Amended and Restated Preferred Rights Stock Agreement, dated as of February 24, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent.	(55)

4.3	First Supplemental Indenture between the Company and U.S. Bank National Association as trustee dated May 8, 2007.	(47)

10.1*	Platinum Software Corporation 1990 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the “1990 Plan”).	(2)

10.2*	Form of Incentive Option Agreement pertaining to the 1990 Plan.	(2)

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1990 Plan.	(2)

10.4*	Form of Restricted Share Agreement pertaining to the 1990 Plan.	(2)

10.5	Form of Indemnification Agreement for Officers and Directors of the Company.	(2)

10.6*	Platinum Software Corporation Employee Stock Purchase Plan, as amended.	(2)

10.10*	1993 Nonqualified Stock Option Plan.	(3)

10.11*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan.	(3)

10.12*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan.	(31)

10.13*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan.	(31)

10.28	Stock Purchase Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.29	Registration Rights Agreement dated September 22, 1994 between the Company and the Series B Preferred Stock Investors.	(6)

10.30	Amendment to Stock Purchase Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.31	Amendment to Registration Rights Agreement dated May 26, 1995 between the Company and the Series C Preferred Stock Investors.	(6)

10.33*	Employment Offer Letter with L. George Klaus dated February 7, 1996.	(7)

10.34*	Restricted Stock Purchase Agreement between the Company and L. George Klaus dated as of February 7, 1996.	(7)

10.44*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement.	(8)

10.45*	Platinum Software Corporation Clientele Incentive Stock Plan.	(8)

10.47*	1997 Nonqualified Stock Option Plan.	(12)

10.48*	Amended and Restated 1998 Nonqualified Stock Option Plan.	(15)

10.49	Software Distribution License Agreement with FRx Software Corporation, as amended to date.	(15)

10.52*	DataWorks 1995 Equity Incentive Plan, as amended (“Equity Plan”).	(18)

10.54*	DataWorks 1995 Non-Employee Directors’ Stock Option Plan, as amended.	(18)

10.55	Sublease Agreement dated November 22, 1991 between DataWorks and Titan Corporation (“Sublease”).	(16)

10.56	First Amendment to Sublease dated December 1, 1994.	(16)

10.57	Lease Agreement dated January 16, 1997 between DataWorks and Whiop Real Estate Limited Partnership.	(18)

10.58*	Interactive Group, Inc. (“Interactive”) 1995 Stock Option Plan, as amended (the “Interactive Option Plan”).	(19)

10.59*	Form of Incentive Stock Option Plan under the Interactive Option Plan.	(20)

10.61	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991.	(20)

10.62*	1997 Nonstatutory Stock Plan of Interactive.	(21)

10.63	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998.	(23)

10.64	1999 Merger Transition Nonstatutory Stock Option Plan.	(24)

10.65	Trademark License Agreement between the Company and Platinum Technology, Inc. dated as of January 14, 1999.	(29)

10.66	Value Added Reseller Agreement with Ardent Software, dated January 1, 1999.	(29)

10.67*	Amended and Restated 1999 Nonstatutory Stock Option Plan.	(25)

10.68	Bracknell Lease Agreement dated May 19, 1999.	(26)

10.70*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.71*	Nonstatutory Stock Option Agreement with Richard L. Roll dated November 16, 1999.	(37)

10.72	Loan and Security Agreement by and among the Company as borrower and Foothill Capital Corporation as lender dated as of July 26, 2000.	(27)

10.73	Amendment to Loan and Security Agreement dated November 20, 2000.	(28)

10.74	Amendment to Loan and Security Agreement dated May 21, 2001.	(30)

10.75*	Amendment to Note Secured by Stock Pledge Agreement dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.76*	Amendment to Unsecured Note dated February 7, 2001 by and between the Company and L. George Klaus.	(32)

10.77*	Amended Management Retention Agreement dated as of March 1, 2007 by and between the Company and L. George Klaus.	(38)

10.78	Amendment to Loan and Security Agreement dated June 25, 2002.	(33)

10.79*	2002 Employee Stock Purchase Plan.	(35)

10.80	Series D Preferred Stock Purchase Agreement dated as of February 11, 2003 by and among the Company and certain Purchasers.	(17)

10.81*	Employment Offer Letter with Michael A. Piraino dated April 30, 2003.	(39)

10.82	Lease Agreement dated October 14, 2003 between the Company and Koll Center Irvine Number Two, L.L.C.	(40)

10.83*	Compromise Agreement with Andreas Kemi effective August 13, 2005.	(13)

10.84*	Final Statement of Account under Employment Agreement with Andreas Kemi dated September 6, 2004.	(13)

10.85*	Consulting Agreement dated October 18, 2004 between the Company and CHB Management GmbH, a Swiss Corporation.	(13)

10.86	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 29, 2005.	(41)

10.87*	2005 Stock Incentive Plan.	(42)

10.88*	Deferred Compensation Plan.	(42)

10.89	Credit Agreement by and among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent, dated March 30, 2006 (the “2006 Credit Agreement”).	(44)

10.91*	Management Retention Agreement, dated May 26, 2006 between the Company and L. George Klaus.	(45)

10.92*	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement.	(45)

10.93*	Amended Management Retention Agreement, dated March 1, 2007, between the Company and L. George Klaus.	(48)

10.94	First Amendment to the 2006 Credit Agreement, dated as of May 1, 2007, among the Company, the Lenders party thereto, and KeyBank National Association, as Administrative Agent.	(46)

10.95*	Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”).	(5)

10.96*	Form of Time-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.97*	Form of Performance-Based Restricted Stock Agreement under the 2007 Plan.	(49)

10.98	Implementation Agreement between NSB Retail Systems Plc and the Company, dated December 17, 2007.	(50)

10.99	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by the Company, dated December 17, 2007.	(50)

10.100	Credit Agreement dated December 16, 2007 by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (the “2007 Credit Agreement”).	(51)

10.101	Security and Pledge Agreement dated December 16, 2007 by and between the Company, the Obligors identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.102	First Amendment to the 2007 Credit Agreement, dated February 11, 2008, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(51)

10.103	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to 2007 Credit Agreement.	(51)

10.104*	Management Retention Agreement between the Company and Thomas Kelly, dated February 19, 2008.	(52)

10.105*	Letter Agreement between the Company and Mark Duffell, dated February 19, 2008.	(52)

10.106	Second Amendment dated April 11, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(36)

10.107*	Form of Stock Option Agreement under the 2007 Plan.	(5)

10.108	Third Amendment dated December 30, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(53)

10.109*	Management Retention Agreement between the Company and L. George Klaus, dated January 19, 2009.	(56)

10.110	Agreement, dated as of February 24, 2009, by and among the Company and Elliott Associates, L.P., and its wholly-owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisers Inc.	(57)

10.111*	Management Retention Agreement between the Company and Michael Pietrini, dated April 15, 2009.	(58)

10.112	Letter Agreement between the Company and Thomas F. Kelly dated February 24, 2009.	(59)

10.113	Fourth Amendment dated September 30, 2009, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.	(60)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, dated April 14, 1994.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2009.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 1997.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 26, 1997.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Incorporated by reference to the DataWorks Schedule 13D and Schedule 13D/A filed on October 23, 1998 and November 6, 1998, respectively.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998.

(16)	Incorporated by reference to the DataWorks Registration Statement on Form S B-2 (No. 33-97022LA) or amendments thereto.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2003.

(18)	Incorporated by reference to the DataWorks Annual Report on Form 10-K for the year ended December 31, 1996.

(19)	Incorporated by reference to the Interactive Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

(20)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1, Registration No. 33-90816.

(21)	Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-8, Registration No. 333-30259.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(23)	Incorporated by reference to the Company’s Annual Transition Report on Form 10-KT for the period ended December 31, 1998.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-85105.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-107738.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(35)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-97063.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 4, 2005.

(42)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163.

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2005.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on May 8, 2007.

(47)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2007.

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(49)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820.

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008.

(51)	Incorporated by reference to the Company’s Current Report on Form 10-K for the year ended December 31, 2007.

(52)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.

(53)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on November 1, 2004.

(54)	Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on March 2, 2009.

(55)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2009.

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2009.

(57)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009.

(58)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2009.

(59)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(60)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009.

(61)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2010.