Form 10-Q
period 2010-06-30
EPICOR SOFTWARE CORP
filed 2010-08-06
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010, there were 63,306,979 shares of common stock outstanding.

FORM 10-Q INDEX

Part I

FINANCIAL INFORMATION

Item 1 – Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,373	$106,861
Accounts receivable, net of allowance for doubtful accounts	85,357	90,011
Deferred income taxes	24,942	11,572
Inventory, net	3,033	1,819
Prepaid expenses and other current assets	18,161	13,976

Total current assets	240,866	224,239

Property and equipment, net	26,878	28,511
Deferred income taxes	21,425	21,867
Intangible assets, net	69,690	84,107
Goodwill	367,826	368,336
Other assets	9,974	10,990

Total assets	$736,659	$738,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,504	$13,966
Accrued compensation and benefits	15,261	21,790
Other accrued expenses	24,438	24,964
Current portion of long-term debt	214	202
Current portion of accrued restructuring costs	1,631	1,694
Current portion of deferred revenue	99,079	96,040

Total current liabilities	157,127	158,656

Long-term debt, less current portion	254,607	255,535
Accrued restructuring costs	5,035	4,423
Deferred revenue	368	392
Deferred income taxes and other income taxes	14,594	15,172
Other long-term liabilities	3,131	3,785

Total long-term liabilities	277,735	279,307

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	66	63
Additional paid-in capital	431,346	422,460
Less: treasury stock at cost	(23,298)	(20,670)
Accumulated other comprehensive loss	(8,331)	(4,825)
Accumulated deficit	(97,986)	(96,941)

Total stockholders’ equity	301,797	300,087

Total liabilities and stockholders’ equity	$736,659	$738,050

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	$19,160	$17,533	$35,396	$30,710
Consulting	34,344	32,061	65,433	63,512
Maintenance	47,503	47,340	95,463	94,206
Hardware and other	8,158	3,513	12,154	10,711

Total revenues	109,165	100,447	208,446	199,139
Cost of revenues	51,638	44,009	96,422	90,192
Amortization of intangible assets	7,051	8,221	14,108	16,626

Total cost of revenues	58,689	52,230	110,530	106,818

Gross profit	50,476	48,217	97,916	92,321
Operating expenses:
Sales and marketing	20,595	18,151	41,729	36,241
Software development	13,656	12,432	27,535	24,838
General and administrative	11,940	14,033	24,155	28,224
Restructuring charges and other	2,626	(204)	2,671	1,207

Total operating expenses	48,817	44,412	96,090	90,510

Income from operations	1,659	3,805	1,826	1,811
Interest expense	(5,003)	(4,877)	(9,960)	(10,870)
Interest and other income (expense), net	14	(65)	(1,292)	(231)

Loss before income taxes	(3,330)	(1,137)	(9,426)	(9,290)
Income tax provision (benefit)	(2,318)	5,543	(8,382)	(982)

Net loss	$(1,012)	$(6,680)	$(1,044)	$(8,308)

Comprehensive loss:
Net loss	$(1,012)	$(6,680)	$(1,044)	$(8,308)
Unrealized foreign currency translation gain (loss)	(2,194)	2,154	(3,506)	(508)
Net unrealized gain (loss) on derivative financial instruments, net of tax	—	94	—	(15)
Net unrealized loss on defined benefit pension plan liabilities, net of tax	—	(35)	—	(48)

Comprehensive loss	$(3,206)	$(4,467)	$(4,550)	$(8,879)

Net loss per share:
Basic	$(0.02)	$(0.11)	$(0.02)	$(0.14)
Diluted	$(0.02)	$(0.11)	$(0.02)	$(0.14)
Weighted average common shares outstanding:
Basic	58,990	59,486	58,813	59,237
Diluted	58,990	59,486	58,813	59,237

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(1,044)	$(8,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,794	20,745
Stock-based compensation expense	7,740	4,062
Provision for doubtful accounts	546	2,102
Provision for excess and obsolete inventory	16	199
Amortization and write-off of debt issuance fees	848	1,861
Amortization of long-term debt discount	4,172	3,882
Change in deferred taxes	(353)	(3,293)
Restructuring charges and other	2,671	1,207
Change in fair value of derivatives	(142)	—
Excess tax benefits from share-based payment arrangements	(659)	(2)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2,341	4,886
Inventory	(1,229)	1,799
Prepaid expenses and other current assets	(4,368)	(2,145)
Other assets	(19)	(353)
Income taxes payable	(10,424)	(2,066)
Accounts payable	2,838	(968)
Accrued expenses	(8,534)	(5,620)
Accrued restructuring costs	(1,763)	(3,853)
Deferred revenue	4,348	(630)
Other long-term liabilities	(555)	2,217

Net cash provided by operating activities	14,224	15,722

Investing activities
Purchases of property and equipment	(2,207)	(2,039)
Cash paid for business combinations	(684)	(953)

Net cash used in investing activities	(2,891)	(2,992)

Financing activities
Principal payments on long-term debt	(5,104)	(16,065)
Proceeds from exercise of stock options	240	9
Proceeds from employee stock purchase plan	271	244
Excess tax benefits from share-based payment arrangements	659	2
Purchase of treasury stock	(2,628)	(980)

Net cash used in financing activities	(6,562)	(16,790)

Effect of exchange rate changes on cash	(2,259)	332

Net increase (decrease) in cash and cash equivalents	2,512	(3,728)
Cash and cash equivalents at beginning of period	106,861	89,764

Cash and cash equivalents at end of period	$109,373	$86,036

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2010. The Condensed Consolidated Balance Sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts of $6,794,000 and $8,557,000 at June 30, 2010 and December 31, 2009, respectively.

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

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss applicable to common stockholders	$(1,012)	$(6,680)	$(1,044)	$(8,308)

Basic:
Weighted average common shares outstanding	63,271	62,678	62,953	62,392
Weighted average common shares of unvested restricted stock	(4,281)	(3,192)	(4,140)	(3,155)

Shares used in the computation of basic and diluted net loss per share	58,990	59,486	58,813	59,237

Net loss per share applicable to common stockholders – basic and diluted	$(0.02)	$(0.11)	$(0.02)	$(0.14)

Due to net losses for all periods presented, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore these potential common shares were excluded from the computation of diluted loss per share. On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of convertible senior notes (Note 7). The notes are only dilutive when the common stock price exceeds the conversion price of approximately $18.10 per share, therefore, no shares have been

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

included in the calculation of diluted net loss per share as the conversion value did not exceed the principal amount of the notes.

Note 3. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill was recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired. In acquisitions accounted for using the acquisition method, goodwill is recorded as the excess, if any, of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable net assets acquired. An annual review of goodwill and indefinite-lived intangibles is required for possible impairment. The Company performed its annual impairment review of its recorded goodwill in the fourth quarter of 2009, and determined that no impairment of goodwill existed at that time because the estimated fair value of each reporting unit exceeded its carrying amount. The Company monitors the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of the Company’s reporting units would cause the Company to test goodwill for impairment on an interim basis. No such events occurred during the six months ended June 30, 2010.

The following table represents the balance and changes in goodwill by reporting unit as of and for the six months ended June 30, 2010 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2009	$140,234	$70,767	$157,335	$368,336
Scala Africa earn out	76	65	413	554
Foreign currency translation	(271)	(411)	(382)	(1,064)

Balance as of June 30, 2010	$140,039	$70,421	$157,366	$367,826

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in the gross carrying amount of intangible assets recorded during the six months ended June 30, 2010 (in thousands):

	Foreign Currency Translation	Other	Total
Acquired technology	$(26)	$—	$(26)
Customer base	(1,396)	130	(1,266)
Covenant not to compete	(116)	—	(116)

Total	$(1,538)	$130	$(1,408)

Intangible assets are amortized over the estimated economic life of the assets. As of June 30, 2010, the Company has not identified any indicators of impairment associated with intangible assets.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

The following table summarizes the components of intangible assets (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,677	$104,085	$33,592	$137,703	$95,400	$42,303
Customer base	74,901	40,876	34,025	76,167	37,076	39,091
Trademark	13,790	11,717	2,073	13,790	11,077	2,713
Covenant not to compete	2,047	2,047	—	2,163	2,163	—

Total	$228,415	$158,725	$69,690	$229,823	$145,716	$84,107

Amortization expense of the Company’s intangible assets is included in cost of revenues and for the three months ended June 30, 2010 and 2009, was $7,051,000 and $8,221,000, respectively. Amortization expense of the Company’s intangible assets is included in cost of revenues and for the six months ended June 30, 2010 and 2009, was $14,108,000 and $16,626,000, respectively. Estimated amortization expense for the remainder of 2010, 2011, 2012, 2013, 2014 and thereafter, is approximately $13,662,000, $21,501,000, $20,063,000, $7,871,000, $6,016,000 and $577,000, respectively.

Note 4. Restructuring Charges and Other

During the first six months of 2010, the Company recorded restructuring charges of $2,606,000. These charges represent $1,351,000 of severance costs associated with cost reductions initiatives taken in the second quarter as well as management severance. The Company also recorded a charge of $1,255,000 for changes in estimates on subleasing arrangements for facilities located in the United Kingdom. In connection with these restructuring activities, the Company terminated 31 employees or approximately 1% of the Company’s workforce during 2010 from across all functions. As of June 30, 2010, all of these terminations had been completed. During the six months ended June 30, 2010, the Company made $1,763,000 in cash payments or otherwise settled against reserves associated with its restructuring activities. The liability was further decreased by $294,000 of foreign currency translation. The facilities obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

During the first six months of 2009, the Company recorded restructuring charges of $1,207,000. These charges represent $1,758,000 of severance related costs associated with the cost reduction initiatives taken in the second quarter, management severance and reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company also recorded $693,000 of facilities credits related primarily to changes in estimates on subleasing facilities located in the United Kingdom. The Company also recorded $142,000 in asset impairments related to leasehold improvements and facilities redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring activities, the Company terminated 43 employees or approximately 2% of the Company’s workforce during 2009 primarily from professional services and sales functions. As of June 30, 2009, all of these terminations had been completed. During the six months ended June 30, 2009, the Company made $3,875,000 in cash and share-based payments against reserves associated with its restructuring activities. The liability was further increased by $861,000 of foreign currency translation.

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

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$538	$345	$1,088	$657
Sales and marketing	737	415	1,565	1,022
Software development	614	171	1,242	348
General and administrative	1,572	713	3,845	2,035

Total stock-based compensation expense	$3,461	$1,644	$7,740	$4,062

In January 2010, the Company’s Board of Directors approved extending the Performance Based Restricted Stock Plan (“PBRSP”) to 2011. All existing participants in the PBRSP were granted the same number of shares for the 2010 and 2011 plan years as they had been granted in the 2009 plan year. During the six months ended June 30, 2010, the Company granted 1,553,000 shares of performance-based restricted stock to employees for extension of the PBRSP to 2011, and for annual promotions and new hires for the 2010 and 2011 performance plan years under the terms of the PBRSP. In January 2010, the Company’s Board of Directors also approved modifying and replacing the Company’s prior cash-based management bonus plan with a performance-based restricted stock Management Incentive Program (“MIP”) for 2010. In creating the equity based MIP, an additional 1,328,000 performance-based restricted shares were granted for the 2010 year. All performance-based restricted shares are subject to a vesting schedule and are subject to the terms of the Company’s PBRSP and MIP. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for 2010 and additionally, for PBRSP participants, for 2011. Unvested restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement with respect to annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

The performance conditions for each year are independent of the performance conditions for any other years. Accordingly, the related compensation expense will be recognized separately in each year related only to the shares potentially earned in each year, based on their grant date fair values, assuming that it is considered to be probable that the shares will be earned each year. In addition, the compensation expense for each year is estimated at each reporting period and a cumulative pro rata amount is accrued on a quarterly basis. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year.

On February 12, 2010, the Company’s reacquisition right lapsed on 563,000 shares related to the performance-based restricted stock plan for the 2009 performance year. These shares were included in restricted stock at December 31, 2009. The lapse occurred following the Company’s determination of its 2009 performance year performance conditions achievement. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2009.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of June 30, 2010, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance-based restricted stock, during the three and six months ended June 30, 2010, the Company acquired 89,000 and 300,000 shares of common stock at a value of $869,000 and $2,628,000, respectively.

At June 30, 2010, the Company had approximately $12,243,000 of total unrecognized compensation expense related to performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. At June 30, 2010, the Company had approximately $2,781,000 of total unrecognized compensation expense related to other restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $2,820,000 and $5,575,000 for the three and six months ended June 30, 2010, respectively.

The fair value of restricted stock that vested during the three months ended June 30, 2010 and 2009, was $2,090,000 and $2,448,000, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2010 and 2009, was $3,022,000 and $3,989,000, respectively.

The tax benefit recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to stock-based compensation for the three months ended June 30, 2010 and 2009 was $1,038,000 and $404,000, respectively. The tax benefit recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to stock-based compensation for the six months ended June 30, 2010 and 2009 was $2,410,000 and $1,216,000, respectively. No share-based compensation was capitalized for the three or six months ended June 30, 2010 or 2009.

The Company granted zero stock options during the three months ended June 30, 2010 and 2009. The Company granted zero and 15,000 stock options during the six months ended June 30, 2010 and 2009, respectively. Stock options are granted with an exercise price equal to the market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The weighted-average grant date fair value of options granted in fiscal 2009 was $1.96. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. The grant date fair value of options granted during the six months ended June 30, 2009 was estimated using the following weighted-average assumptions:

Six Months Ended June 30, 2009
Expected life (years)	4.0
Risk-free interest rate	1.3%
Volatility	75.5%
Dividend rate	0.0%

There were 10,000 options exercised during the three months ended June 30, 2010 with an intrinsic value of $72,000. There were 61,000 options exercised during the six months ended June 30, 2010 with an intrinsic value of $327,000. As of June 30, 2010, there were 1,320,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.3 years, $7.88 and $3,437,000, respectively. As of June 30, 2010, there were 1,331,000 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.3 years, $7.85 and $3,483,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the market value of the Company’s stock.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

contractual term. Related recurring fees are recognized as the services are provided. Related one time set up fees are recognized on a straight-line basis over the longer of the contractual term or the expected life of the relationship.

The Company has recorded unbilled consulting revenues totaling $2,820,000 and $2,602,000 at June 30, 2010 and December 31, 2009, respectively. These unbilled revenues are comprised primarily of consulting services performed on a time and materials basis during the last few business days of the quarter but not billed until the following month, as well as accruals recorded for services provided under certain engagements for which the associated payment has yet to be billed in accordance with the contractual payment terms. Unbilled consulting revenues are recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

As of June 30, 2010, the Company had $62,500,000 outstanding on the revolving facility and unused borrowing capacity of $37,500,000 under the revolving facility. During the three months ended June 30, 2010, the Company made a voluntary principal payment of $5,000,000 against the revolving loan from discretionary funds, bringing the outstanding loan balance to $62,500,000.

At June 30, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 5.28%. The 2007 credit

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

facility is subject to interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 8).

The Company is not obligated to make mandatory quarterly principal payments under the 2007 credit facility, however periodic interest payments are made, not less often than quarterly. All the outstanding principal and accrued interest on the revolving loan facility is due September 30, 2012, upon expiration of the facility. Accordingly, the outstanding balance of the facility at June 30, 2010 and December 31, 2009 was classified as long-term debt.

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

The Company recorded a $61,752,000 debt discount as additional paid-in capital, as of the convertible senior notes’ issuance date of May 15, 2007. At June 30, 2010 and December 31, 2009, the unamortized debt discount was $37,970,000 and $42,143,000, respectively. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $192,030,000 at June 30, 2010. At June 30, 2010, the fair value of the debt was $205,436,000, as determined based upon quoted market prices.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3,471,000 and $3,324,000 related to the convertible debt for the three months ended June 30, 2010 and 2009, respectively, of which $1,366,000 is based on the coupon rate. The Company recognized interest expense of $6,904,000 and $6,613,000 related to the convertible debt for the six months ended June 30, 2010 and 2009, respectively, of which $2,731,000 is based on the coupon rate.

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

Interest rate swaps were entered into in connection with the term loan previously outstanding under the 2007 credit facility and were initially designated and qualified as cash flow hedges, whereby the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. If the Company had experienced gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, they would have been recognized in current earnings.

On September 30, 2009, the Company paid in full the balance outstanding on its term loan by borrowing on the revolving line of credit under the 2007 credit facility (Note 7). Both the term loan and the revolving credit facility incur a variable interest rate. Because the interest rate swaps were designated as hedging the interest rate variability on the term loan, repayment of the term loan resulted in the de-designation of this hedging relationship. Accordingly, subsequent to September 30, 2009, the interest rate swaps are no longer designated in a hedging relationship. For the three months ended June 30, 2010, a gain for the change in the fair value of the interest rate swaps of $138,000 was recognized in “interest and other income (expense), net” in the accompanying Condensed

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Consolidated Statements of Operations and Comprehensive Loss. For the six months ended June 30, 2010, a gain for the change in the fair value of the interest rate swaps of $142,000 was recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company’s foreign currency contracts are not designated and do not qualify as hedging instruments, and gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2010, the Company had no open foreign currency forward contracts.

Interest Rate Swaps

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. As of June 30, 2010 and December 31, 2009, the fair value of the interest rate swaps is included on the Company’s Condensed Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and rates for active contracts are inclusive of the interest rate margin of 4.00% applicable at June 30, 2010 under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%
03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$ 5 million	09/30/09 – 09/30/10	6.050%

At June 30, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.81% (inclusive of 4.00% interest rate margin applicable at March 31, 2010 under the 2007 credit facility).

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

Foreign Currency Contracts

The Company uses foreign currency forward contracts to manage its market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than an entity’s functional currency. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and are designed generally to offset the gains and losses resulting from remeasurement of intercompany balances recognized in the same line item. The Company reported a net foreign currency loss of $316,000 and $418,000 for the three months ended June 30, 2010 and 2009, respectively, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. The Company reported a net foreign currency loss of $1,717,000 and $742,000 for the six months ended June 30, 2010 and 2009, respectively, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Quantitative Disclosures About Derivative Instruments

The fair value of derivative instruments is as follows (in thousands):

	Fair Value of Liability Derivatives as of
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$362	$61
Interest rate swaps	Other long-term liabilities	—	443

Total		$362	$504

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss on a pre-tax basis are as follows (in thousands):

	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives in cash flow hedging relationship:
Interest rate swaps	$—	$(212)	$—	$(426)

The following table represents the amount of derivative instruments not designated as hedges recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income on derivatives:
Interest rate swaps	Interest and other income (expense), net	$138	$—	$142	$—
Foreign currency contracts	Interest and other income (expense), net	621	(1,423)	347	(1,392)

Total		$759	$(1,423)	$489	$(1,392)

U.S. GAAP requires a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap as Level 2. The following tables present the Company’s financial liabilities as of June 30, 2010 and December 31, 2009, measured at fair value on a recurring basis (in thousands):

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

	Fair value measurements using
Interest rate swap liability	Level 1	Level 2	Level 3
June 30, 2010	$—	$362	$—
December 31, 2009	—	504	—

Note 9. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent any material or discrete adjustments, the deferred taxes accounts are adjusted only at year end.

The Company recorded an income tax provision (benefit) of $(2,318,000) and $5,543,000 for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rates were (69.6)% and 487.5% for the three months ended June 30, 2010 and 2009, respectively. The Company recorded an income tax benefit of $8,382,000 and $982,000 for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rates were (88.9)% and (10.6)% for the six months ended June 30, 2010 and 2009, respectively.

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

The Company has a valuation allowance of $13,928,000 against certain foreign deferred tax assets, and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense.

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

The preparation of consolidated financial statements in conformity with GAAP requires the formulation of estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

U.S. income taxes were not provided for on unremitted earnings from non-U.S. subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested.

At June 30, 2010 and December 31, 2009, the Company had $16,791,000 and $17,503,000, respectively, of non-current gross unrecognized tax benefits, of which $12,459,000 and $12,910,000, respectively, would reduce the effective tax rate if recognized. The change in gross unrecognized tax benefits during the quarter is primarily due to the lapse in statutes in foreign jurisdictions and foreign exchange gains and losses.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended June 30, 2010, the Company increased its liability for interest of $5,000

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

related to unrecognized tax benefits. The Company had a recorded liability for interest and potential penalties totaling $1,064,000 at June 30, 2010.

The tax years 2003 to 2009 remain open to examination by the Federal, state and foreign jurisdictions to which we are subject. The Federal statute of limitations for tax years 1997 to 2003 remains open for purposes of adjusting the amounts of net operating losses carried forward from those years. The Company is currently under examination in various foreign locations. The Company anticipates effectively settling the uncertain tax positions relating to certain foreign jurisdictions in the next twelve months. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of June 30, 2010.

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

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended June 30, 2010 and 2009, of $7,051,000 and $8,221,000, respectively, and amortization of intangible assets for the six months ended June 30, 2010 and 2009, of $14,108,000 and $16,626,000, respectively.

Operating segment data for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended June 30, 2010:
Revenues	$19,160	$34,344	$47,503	$8,158	$109,165
Cost of revenues	4,718	27,874	11,876	7,170	51,638

Gross profit	$14,442	$6,470	$35,627	$988	$57,527

Three months ended June 30, 2009:
Revenues	$17,533	$32,061	$47,340	$3,513	$100,447
Cost of revenues	3,850	26,079	11,023	3,057	44,009

Gross profit	$13,683	$5,982	$36,317	$456	$56,438

Six months ended June 30, 2010:
Revenues	$35,396	$65,433	$95,463	$12,154	$208,446
Cost of revenues	8,252	53,675	23,816	10,679	96,422

Gross profit	$27,144	$11,758	$71,647	$1,475	$112,024

Six months ended June 30, 2009:
Revenues	$30,710	$63,512	$94,206	$10,711	$199,139
Cost of revenues	6,279	52,493	21,989	9,431	90,192

Gross profit	$24,431	$11,019	$72,217	$1,280	$108,947

Note 11. Venezuela Currency Devaluation

The Company conducts limited operations in Venezuela (revenue derived from Venezuelan operations represented less than 0.01% of the Company’s consolidated revenue for the six months ended June 30, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1,315,000 due to the revaluing of its bolivar-based net assets. This charge is included in

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

“interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Note 13. New Accounting Pronouncements

In January 2010, the FASB issued an update to existing accounting standards to improve disclosures regarding fair value measurements and, thus, increase the transparency in financial reporting. The update provides that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the update clarifies the requirements of the existing disclosures as follows: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (for measurements in Level 2 and Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions that were in effect as of December 15, 2009, and the adoption did not have an impact on the consolidated financial statements. The Company will adopt the remaining provisions as they become effective. The Company does not expect adoption to have a material impact on the consolidated financial statements.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

Overview

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions and services primarily for use by midsized companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $25 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners and employees through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. The Company believes that by automating and integrating information and critical business processes across their entire value chain, enterprises can improve, not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

Epicor generates its revenues through three principal lines of business: i) the sale of software licenses, ii) the sale of consulting services primarily to implement the software it sells for its customers; and iii) the sale of maintenance services to support the ongoing use of the Company’s software by its customers. In addition, Epicor sells a small amount of hardware, which consists primarily of servers and point-of-sales systems for customers who would like the Company’s software pre-loaded prior to shipping.

One of the most important aspects of the Company’s business is the sale of software licenses to new name customers, as most of the other revenues generated by the Company – including the sale of consulting services and maintenance services, as well as the sale of additional software licenses—are dependent on the initial sale of software to a new customer. Following the release of Epicor 9 in December of 2008, sales to new name customers have been relatively strong. Epicor 9 has expanded the scope of the Company’s addressable markets by providing additional features and functionality that enable Epicor to meet the ERP software requirements of significantly more companies throughout the world. As such, despite the fact that none of the markets or vertical industries the Company has traditionally served have resumed spending levels anywhere close to the levels of 2007 or 2008, Epicor is seeing relatively strong sales of software licenses to new name customers as its total addressable market has expanded. Sales to new name customers have been particularly strong in the Americas, as well as in Europe, the Middle East, and Asia. Epicor continues to invest in additional features, functionality, languages and localizations for Epicor 9 to further expand its addressable markets. Research and development and sales and marketing expenses have increased in the first half of 2010 when compared to the first half of 2009 as a result of these investments, as well as a result of additional compensation expense. While the Company believes it will continue to see relatively strong sales of license revenues into new name customer throughout the world, further economic deterioration in the Americas or internationally could have a significant impact on the Company’s ability to generate revenue from new name software license sales.

Epicor also generates software license revenue from its existing base of customers. Historically, sales of software licenses into its base of existing customers consist primarily of existing customers purchasing new features and functionality or additional user software licenses, as well as upgrades to another of the Company’s software products, particularly when the Company has recently released a new product such as Epicor 9. As economies throughout the world continue to face uncertain times, sales of software licenses into the Company’s base of existing customers has been more difficult as the Company’s existing customers are more reluctant to add new features and functionality, nor are they inclined to upgrade to a new product. The Company is also selling fewer additional seat licenses as most of the Company’s existing customers are not growing and are not engaged in merger and acquisition activity. As economies throughout the world improve, Epicor believes spending by its existing base of customers will gradually increase and that revenue contribution from this group of customers will get better.

Toward the end of 2009 and in 2010, the Company began to see some signs of improvement in the markets it targets, which is beginning to be reflected primarily in higher software license revenues when compared to the year earlier period, particularly as the Company has expanded its addressable markets for the sale of Epicor 9 into new name customers. Specifically, all revenue lines for the 2010 second quarter and year to date each exceeded the 2009 second quarter and year to date revenues. While there are increasing signs of economic recovery throughout the world, which the Company believes may benefit its future revenue streams, the Company continues to monitor the economic situation, the business environment and the Company’s outlook.

Total revenues for the three months ended June 30, 2010, increased 8.8% to $109.3 million, compared to $100.4 million for the three months ended June 30, 2009. Net license revenue increased by 9.3% to $19.2 million for the three months ended June 30, 2010, when compared to net license revenue of $17.5 million for the three months ended June 30, 2009. Consulting revenue was $34.4 million for the three months ended June 30, 2010, an increase of 7.1% compared to consulting revenue of $32.1 million for the three months ended June 30, 2009. Maintenance revenue for the three months ended June 30, 2010 was $47.5 million, an increase of 0.3% compared to maintenance revenue of $47.3 million for the three months ended June 30, 2009. Hardware and other revenue for the three months ended June 30, 2010 was $8.2 million, an increase of 132.2% compared to hardware and other revenue of $3.5 million for the three months ended June 30, 2009. See discussion in Results of Operations for more detailed information.

Total revenues for the six months ended June 30, 2010, increased 4.7% to $208.4 million, compared to $199.1 million for the six months ended June 30, 2009. Net license revenue increased by 15.3% to $35.4 million for the six months ended June 30, 2010, when compared to net license revenue of $30.7 million for the six months ended June 30, 2009. Consulting revenue was $65.4 million for the six months ended June 30, 2010, an increase of 3.0% compared to consulting revenue of $63.5 million for the six months ended June 30, 2009. Maintenance revenue for the six months ended June 30, 2010 was $95.5 million, an increase of 1.3% compared to maintenance revenue of $94.2 million for the six months ended June 30, 2009. Hardware and other revenue for the six months ended June 30, 2010 was $12.1 million, an increase of 13.5% compared to hardware and other revenue of $10.7 million for the six months ended June 30, 2009. See discussion in Results of Operations for more detailed information.

Overall gross margin was 46.2% for the three months ended June 30, 2010, compared to 48.0% during the same period in 2009. The decrease is primarily due to increased third-party royalty costs. Overall gross margin was 47.0% for the six months ended June 30, 2010, compared to 46.4% during the same period in 2009, up primarily due to decreased cost of sales, primarily in consulting as a result of cost cutting efforts made by the Company.

Cash flows from operations were $14.2 million for the six months ended June 30, 2010, compared to 2009 cash flows from operations of $15.7 million. Cash flows from operating activities decreased due primarily to an increase in inventory balances for expected customer roll outs and a decrease in other accrued liabilities due to payment of prior year bonuses, and changing the current year’s bonus plan to a stock-based, noncash, bonus plan.

The Company reported a net loss of $1.0 million, or a loss of $0.02 per diluted share, for the three months ended June 30, 2010, compared to a net loss of $6.7 million, or a loss of $0.11 per diluted share, for the three months ended

June 30, 2009. Net loss for the three months ended June 30, 2010 and 2009, included significant non-cash charges primarily consisting of amortization of intangible assets of $7.1 million and $8.2 million, stock-based compensation expense of $3.5 million and $1.6 million, and amortization of long-term debt discount of $2.1 million and $2.0 million, respectively. Net loss for the three months ended June 30, 2010 and 2009 also includes restructuring and other charges of $2.6 million and a credit of $0.2 million, respectively, and a gain on the change in the fair value of our interest rate swaps of $0.1 million and $0, respectively.

The Company reported a net loss of $1.0 million, or a loss of $0.02 per diluted share, for the six months ended June 30, 2010, compared to a net loss of $8.3 million, or a loss of $0.14 per diluted share, for the six months ended June 30, 2009. Net loss for the six months ended June 30, 2010 and 2009, included significant non-cash charges primarily consisting of amortization of intangible assets of $14.1 million and $16.6 million, stock-based compensation expense of $7.7 million and $4.1 million, amortization of long-term debt discount of $4.2 million and $3.9 million, Venezuela currency devaluation of $1.3 million and $0, and the write-off of debt issuance fees of $0 and $0.9 million, respectively. Net loss for the six months ended June 30, 2010 and 2009 also includes restructuring and other charges of $2.7 million and $1.2 million, respectively, and a gain on the change in fair value of our interest rate swaps of $0.1 million and $0, respectively. The net loss for the six months ended June 30, 2009 excludes approximately $0.4 million of revenues that would have been recorded if NSB’s deferred revenues had not been adjusted to fair value in purchase accounting.

Foreign Currency

The Company has operations in foreign countries around the world and these operations generate revenue and incur expenses in currencies other than the U.S. dollar, particularly the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, Malaysian ringgit and Japanese yen. For revenue and expenses denominated in a currency other than the U.S. dollar, the Company calculates constant currency comparisons by converting current period financials at the average monthly exchange rates applicable to prior periods. The following table summarizes the changes, in both U.S. dollar and percentages, due to currency fluctuations for the three and six months ended June 30, 2010, compared to the same periods of 2009 (in thousands except percentages):

	Three months ended June 30,		Six months ended June 30,
2010 vs. 2009	Change $	Change %	Change $	Change %
Total revenues	$143	0.1%	$3,201	1.6%
Cost of revenues (including amortization)	$1,071	1.9%	3,642	3.4%
Operating expenses	$633	1.3%	2,651	2.8%

For the three and six months ended June 30, 2010, the average foreign currency exchange rates for the U.S. dollar weakened against the group of foreign currencies (taken as a whole) in which the Company conducts business as compared to the average exchange rates for the similar periods last year. As a result, the weakening U.S. dollar increased the Company’s reported revenues, cost of revenues and operating expenses compared to what would have been reported in the corresponding periods of last year.

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on the Company’s future revenues and operating results.

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at June 30, 2010. Receivables from customers are generally unsecured.

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations.

Intangible Assets

The Company’s intangible assets were recorded as a result of the Company’s acquisitions and represent acquired technology, customer base and trademarks. These intangible assets are amortized over the estimated economic life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line, could require future write-downs of the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

Goodwill was recorded as a result of the Company’s acquisitions. The Company has recorded these acquisitions using the acquisition method and purchase method of accounting. The Company annually performs an impairment review of its recorded goodwill, and in 2009 determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders’ equity. Future impairment reviews may require write-downs of the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Stock-Based Compensation

Under the fair value recognition provisions of GAAP, stock-based compensation expense is measured at the grant date and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting primarily performance-based and time-based restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

Performance-based restricted stock vests upon the attainment of specific performance targets. The measurement date of restricted stock containing performance-based vesting criteria is the date the restricted stock grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.

Income Taxes

The Company provides for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pre-tax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

New Accounting Pronouncements

For new accounting pronouncements see Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change $	Change %	2010	2009	Change $	Change %
Revenues
License	$19.2	$17.5	$1.7	9.3%	$35.4	$30.7	$4.7	15.3%
Consulting	34.3	32.1	2.2	7.1%	65.4	63.5	1.9	3.0%
Maintenance	47.5	47.3	0.2	0.3%	95.5	94.2	1.3	1.3%
Hardware and other	8.2	3.5	4.7	132.2%	12.1	10.7	1.4	13.5%

Total revenues	109.2	100.4	8.8	8.7%	208.4	199.1	9.3	4.7%

Gross profit % excluding amortization
License	75.4%	78.0%			76.7%	79.6%
Consulting	18.8%	18.7%			18.0%	17.3%
Maintenance	75.0%	76.7%			75.1%	76.7%
Hardware and other	12.1%	13.0%			12.1%	12.0%

Amortization of intangible assets	$7.1	$8.2	$(1.1)	(14.2)%	$14.1	$16.6	$(2.5)	(15.1)%
% of revenues	6.5%	8.2%			6.8%	8.3%

Gross profit	$50.5	$48.2	$2.3	4.7%	$97.9	$92.3	$5.6	6.1%
% of revenues	46.2%	48.0%			47.0%	46.4%

Sales and marketing	$20.6	$18.2	$2.4	13.5%	$41.7	$36.2	$5.5	15.1%
% of revenues	18.9%	18.1%			20.0%	18.2%

Software development	$13.7	$12.4	$1.3	9.8%	$27.5	$24.8	$2.7	10.9%
% of revenues	12.5%	12.4%			13.2%	12.5%

General and administrative	$11.9	$14.0	$(2.1)	(14.9)%	$24.2	$28.2	$(4.0)	(14.4)%
% of revenues	10.9%	14.0%			11.6%	14.2%

Restructuring charges and other	$2.6	$(0.2)	$2.8	1387.3%	$2.7	$1.2	$1.5	121.3%
% of revenues	2.4%	(0.2)%			1.3%	0.6%

Interest expense	$5.0	$4.9	$0.1	2.6%	$10.0	$10.9	$(0.9)	(8.4)%
% of revenues	4.6%	4.9%			4.8%	5.5%

Interest and other income (expense), net	$—	$(0.1)	$0.1	(121.5)%	$(1.3)	$(0.2)	$(1.1)	459.3%
% of revenues	0.0%	(0.1)%			(0.6)%	(0.1)%

Income tax provision (benefit)	$(2.3)	$5.5	$(7.8)	(141.8)%	$(8.4)	$(1.0)	$(7.4)	753.6%
Effective tax rate	(69.6)%	487.5%			(88.9)%	(10.6)%

Net loss	$(1.0)	$(6.7)	$5.7	(84.8)%	$(1.0)	$(8.3)	$7.3	(87.4)%
% of revenues	(0.9)%	(6.7)%			(0.5)%	(4.2)%

Revenue

The increase in license revenues for the three and six months ended June 30, 2010, compared to the same periods in 2009, is due primarily to increased sales of the Company’s software solutions driven by sales of the Epicor 9 product, primarily to new customers. License revenues for the three and six months ended June 30, 2010, had no sales greater than $1.0 million. License revenues for the three months ended June 30, 2009, included one sale greater than $1.0 million. License revenues for the six months ended June 30, 2009, included two sales greater than $1.0 million.

Consulting revenues for the three and six months ended June 30, 2010, increased compared to the same periods in 2009. Consulting revenue is derived from license sales, and as such, the increase in license sales has resulted in higher consulting revenue in the current periods.

Maintenance revenues for the three and six months ended June 30, 2010, were relatively flat compared to the same periods in 2009. The Company continues to see high renewal rates in its customer base, and continues to have new license sales and related maintenance contracts sold with new licenses. There is also a continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the three and six months ended June 30, 2010, as compared to the same periods in 2009, is due to the timing and/or amount of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $33.2 million and $31.7 million for the three months ended June 30, 2010 and 2009, respectively, representing 30.4% and 31.6%, respectively, of total revenues. International revenues were $66.1 million and $62.2 million for the six months ended June 30, 2010 and 2009, respectively, representing 31.7% and 31.2%, respectively, of total revenues. The increase in international revenues in absolute dollars and as a percentage of total revenues was primarily due to the increased international reach of Epicor 9, which is enabling the Company to win deals in international geographies in which it did not as effectively compete previously, including Latin America. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended June 30, 2010 being $0.1 million higher, or 0.1%, than these revenues would have been if they had been translated at 2009 foreign currency exchange rates. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the six months ended June 30, 2010 being $3.2 million higher, or 1.6%, than these revenues would have been if they had been translated at 2009 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the

Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three and six months ended June 30, 2010, compared to the same periods in 2009, gross profit on license revenue decreased due to higher costs primarily due to a higher mix of third-party software sales.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonuses, stock-based compensation, other headcount-related expenses and travel for the Company’s consulting organization, as well as outside contractor costs. These costs increased in absolute dollars during the three and six months ended June 30, 2010, compared to the same periods in 2009, due primarily to an increase in outside contractor expenses incurred to support increased demand for the Company’s consulting services. Consulting services margins increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due primarily to increased revenue.

Cost of maintenance revenues consists primarily of salaries, benefits and other personnel-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products and referral fees paid to VARs. For the three and six months ended June 30, 2010, compared to the same periods in 2009, cost of maintenance revenues increased in absolute dollars due primarily to increased referral fees paid to VARs. Maintenance gross profit decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to the increase in maintenance costs against flat maintenance revenues.

Cost of hardware and other revenues increased in absolute dollars in the three and six months ended June 30, 2010, compared to the same periods in 2009, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit margin for hardware and other revenues also varies depending on the volume of the hardware sales. Historically, higher-volume hardware sales transactions have yielded lower hardware margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended June 30, 2010 and 2009, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $7.1 million and $8.2 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $14.1 million and $16.6 million, respectively. The decrease in amortization expense for the three and six months ended June 30, 2010, as compared to 2009, is due to intangible assets that became fully amortized during the period. Amortization of acquired technology, customer base and trademarks will be complete in 2015. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, stock-based compensation, travel, advertising and promotional expenses. These costs increased in absolute dollars for the three and six months ended June 30, 2010, compared to the same periods in 2009 due primarily to an increase in compensation costs of $1.6 million and $3.7 million and an increase in travel expenses related to continued expansion of the Company’s products worldwide of $0.6 million and $1.0 million, respectively. The Company continues to make additional investments in sales and marketing programs to generate leads, including hiring additional business development representatives, and further supporting and developing its channel strategy.

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

Software development expenses increased in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2010, compared to the same periods in 2009, due primarily to an increase in compensation costs related to continued investment in Epicor 9, particularly in adding additional languages and localizations and additional features and functionality to further expand the Company’s addressable markets, additional investment in the development of products to replace some of the third-party software solutions the company currently resells.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information systems functions. General and administrative expenses decreased in absolute dollars and as a percentage of total revenues during the three and six months ended June 30, 2010, compared to the same periods in 2009. This decrease for the three months ended June 30, 2010 is primarily attributable to a lower provision for doubtful accounts of $1.1 million with the remaining decrease primarily attributable to overall cost reductions as a result of a continued focus on expense management. The decrease for the six months ended June 30, 2010 compared to the same period in 2009 is due primarily to lower legal fees of $1.6 million, a lower provision for doubtful accounts of $1.6 million with the remaining decrease primarily related to overall cost reductions as a result of a continued focus on expense management.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from restricted stock issued and stock options granted by the Company. For the three months ended June 30, 2010 and 2009, stock-based compensation expense was $3.5 million and $1.6 million, respectively. For the six months ended June 30, 2010 and 2009, stock-based compensation expense was $7.7 million and $4.1 million, respectively. Stock-based compensation expense increased due primarily to the expansion of the Company’s performance-based restricted stock program and elimination of the Company’s cash-based bonus program.

At June 30, 2010, there was approximately $12.2 million and $2.8 million of unrecognized compensation expense related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately two years.

In January 2010, the Company’s Board of Directors expanded the Company’s performance-based restricted stock program for 2010 and eliminated the Company’s prior cash-based management bonus plan for 2010. The compensation cost related to the additional performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions, similar to the existing performance-based restricted stock. Because the additional performance-based restricted stock replaces the Company’s management cash bonus program, overall compensation expense for the Company as a result of the plan is not expected to increase significantly.

The compensation cost related to performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current estimate of performance conditions applicable to the 2010 performance year, the Company has recorded compensation expense of $2.8 million and $5.6 million related to performance-based restricted stock for the three and six months ended June 30, 2010, respectively.

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$538	$345	$1,088	$657
Sales and marketing	737	415	1,565	1,022
Software development	614	171	1,242	348
General and administrative	1,572	713	3,845	2,035

Total stock-based compensation expense	$3,461	$1,644	$7,740	$4,062

Restructuring Charges and Other

During the six months ended June 30, 2010, the Company recorded restructuring and other charges of $2.7 million. These charges represent $1.4 million of severance related costs associated with cost reduction initiatives taken and management severance. The Company also recorded $1.3 million of facilities charges primarily related to changes in estimates on subleasing facilities located in the United Kingdom. For the six months ended June 30, 2009, the Company recorded $1.2 million in restructuring and other charges, primarily related to management severance.

Interest Expense

Interest expense is comprised of interest on the Company’s convertible debt and credit facility, debt discount amortization, debt issuance fees amortization and debt issuance fees write-offs. Interest expense was flat for the three months ended June 30, 2010, compared to the same period in 2009. Interest expense decreased for the six months ended June 30, 2010, compared to the same period in 2009 due to a lower credit facility balance and lower amortization of capitalized debt issuance costs related to the reduction in borrowing capacity on the credit facility. See Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, was flat for the three months ended June 30, 2010, compared to the same period in 2009. Interest and other income (expense), net, increased for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to a foreign currency charge due to the Venezuela currency devaluation. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Provision (Benefit)

The income tax provision (benefit) consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company recorded an income tax provision (benefit) of $(2.3) million and $5.5 million for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rates were (69.6)% and 487.5% for the three months ended June 30, 2010 and 2009, respectively. The Company recorded an income tax benefit of $8.4 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rates were (88.9)% and (10.6)% for the six months ended June 30, 2010 and 2009, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of June 30, 2010 and December 31, 2009 as well as cash flows for the six months ended June 30, 2010 and 2009 (in millions):

	As of June 30, 2010	As of December 31, 2009
Cash and cash equivalents	$109.4	$106.9
Working capital	83.7	65.6
Long-term debt, less current portion, exclusive of debt discount	254.6	255.5

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$14.2	$15.7
Net cash (used in) investing activities	(2.9)	(3.0)
Net cash (used in) financing activities	(6.6)	(16.8)

Overview

As of June 30, 2010, the Company had cash and cash equivalents of $109.4 million and $83.7 million in net working capital (current assets in excess of current liabilities) compared to $106.9 million and $65.6 million at December 31, 2009. The Company’s primary sources of operating cash are customers’ payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue at June 30, 2010 and December 31, 2009, was $182.8 million and $161.6 million, respectively. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside of the United States could be repatriated to the United States, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. The Company utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the location where it is needed.

The Company’s days sales outstanding (DSO) for the last six quarters are set forth in the following table:

Quarter Ended:	2009
March 31	72
June 30	78
September 30	74
December 31	74
2010
March 31	76
June 30	71

Days sales outstanding have ranged from 71 to 78 for the last six quarters and are expected to remain in this range for the third quarter of 2010.

As of June 30, 2010, the Company had $6.7 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

Considering current cash reserves, funds from future operations and availability of funds under the Company’s 2007 credit facility, management believes that the Company will have sufficient liquidity to fund its operations through at least the next twelve months. However, the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. There can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future.

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

As of June 30, 2010, the Company had $37.5 million in borrowing capacity available under its 2007 credit facility. Borrowing capacity under the 2007 credit facility may be reduced or otherwise limited as a result of the Company’s obligation to comply with certain financial covenants. However, the Company is currently in compliance with these covenants (as described below). The Company increased its leverage to finance its acquisitions of CRS (2005) and NSB (2008). As described below, as of June 30, 2010, the Company had $230 million outstanding convertible senior notes and $62.5 million outstanding under its 2007 credit facility. This indebtedness may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. While the Company currently expects that additional capital will be available to it through the incurrence of debt or issuance of equity securities, these alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

Operating Activities

The Company’s operations provided $14.2 million in cash during the six months ended June 30, 2010. Cash flows from operating activities were generated even though the Company reported a net loss of $1.0 million. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $17.8 million of depreciation and amortization, $7.7 million of stock-based compensation expense, $0.5 million of provision for doubtful accounts, $0.9 million of debt issuance fee amortization, $4.2 million of debt discount amortization, and $2.7 million of restructuring charges and other. Net working capital changes decreased overall cash provided from operations by $6.3 million. The working capital changes relate primarily to a decrease in other current assets of $4.4 million, a decrease in inventory of $1.3 million, a decrease in other accrued liabilities of $8.5 million, and a decrease in accrued restructuring costs of $1.8 million for payments made in connection with the Company’s restructuring activities in 2010 offset by $2.3 million from cash collections of accounts receivable.

The Company’s operations provided $15.7 million in cash during the six months ended June 30, 2009. Cash flows from operating activities were generated even though the Company reported a net loss of $8.3 million. Net loss was reduced by non-cash charges primarily consisting of $20.7 million of depreciation and amortization, $4.1 million of stock-based compensation expense, $2.1 million of provision for doubtful accounts, $1.9 million of debt issuance fee amortization, $3.9 million of debt discount amortization and $1.2 million of restructuring charges. Net working capital changes decreased overall cash provided from operations by $6.5 million. The working capital changes relate primarily to a decrease in accounts receivable of $4.9 million offset by $3.9 million in payments made in connection with the Company’s restructuring activities in 2009, as well as a decrease in accounts payable and accrued expenses of $6.5 million.

Investing Activities

The Company’s principal investing activities for the six months ended June 30, 2010, included $2.2 million for capital expenditures and $0.7 million in business combination costs.

The Company’s principal investing activities for the six months ended June 30, 2009, included $2.0 million for capital expenditures and $1.0 million in additional business combination costs.

Financing Activities

Financing activities for the six months ended June 30, 2010, included $5.1 million of payments on the 2007 credit facility and capital leases and $2.6 million for the purchase of treasury stock. The Company repurchases a portion of employees’ vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.5 million.

Financing activities for the six months ended June 30, 2009, included $16.1 million in payments on the 2007 credit facility and $1.0 million for the purchase of treasury stock. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.2 million.

2007 Credit Facility

On December 16, 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of $100 million term loan and $150 million in revolving loan facility (after giving effect to an accordion feature). Funds from the 2007 credit facility were allowed to be used to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition; and following such acquisition, to provide ongoing working capital and to be used for other general corporate purposes. The Company pledged all of its assets as collateral, subject to certain exceptions. The terms of the 2007 credit facility requires compliance with various covenants, described below. Amounts repaid under the term loan may not be re-borrowed. On December 30, 2008, the Company amended the 2007 credit facility to, among other things, (i) amend the total leverage ratio to add back up to $4 million in restructuring charges to consolidated EBITDA in connection with certain restructuring activities undertaken by the Company during the quarter ending December 31, 2008, (ii) repurchase up to $25 million of the Company’s convertible senior notes, and (iii) to reduce the revolving credit facility from $150 million to $100 million, which reduced the lenders’ aggregate commitment to the Company and allowed the Company to reduce the commitment fees it paid on the unused capacity.

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

Interest under the 2007 credit facility is variable, and at June 30, 2010, the effective weighted average interest rate was 5.28%. At June 30, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 28, 2010, the Company made a voluntary principal payment of $5.0 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $62.5 million and unused borrowing capacity of $37.5 million under the revolver at June 30, 2010. On July 29, 2010, the Company made a voluntary principal payment of $5.0 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $57.5 million.

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility in connection with the term loan thereunder. The interest rate swaps qualified for hedge accounting treatment at the time. The agreements effectively convert the Company’s floating-rate debt to fixed-rate debt. This reduces the risk of higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates.

Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and active contracts are inclusive of the interest rate margin of 4.00% applicable at June 30, 2010, under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%

03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$ 5 million	09/30/09 – 09/30/10	6.050%

At June 30, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.81% (inclusive of 4.00% interest rate margin applicable at June 30, 2010, under the 2007 credit facility). As of September 30, 2009, as a result of repayment of the term loan facility, the interest rate swaps were de-designated and no longer qualify for hedge accounting treatment. The interest rate swaps are recorded as a net liability of $0.4 million in accrued expenses as of June 30, 2010, and a gain for the change in the fair value of the interest rate swaps of $0.1 million is included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for both the three and six months ended June 30, 2010.

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

At June 30, 2010 and December 31, 2009, the debt discount was $38.0 million and $42.1 million, respectively. At both June 30, 2010 and December 31, 2009, the Company has $230 million in principal due under the convertible debt. The net carrying amount was $192.0 million and $187.9 million as of June 30, 2010 and December 31, 2009, respectively. The Company is amortizing the debt discount through the date at which the Company can begin to redeem the convertible senior notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3.5 million and $3.3 million related to the convertible debt for the three months ended June 30, 2010 and 2009, respectively, of which $1.4 million in each year is based on the coupon rate. The Company recognized interest expense of $6.9 million and $6.6 million related to the convertible debt for the six months ended June 30, 2010 and 2009, respectively, of which $2.7 million in each year is based on the coupon rate.

Foreign Currency Risk

The Company has operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose the Company to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, Malaysian ringgit and Japanese yen. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchase options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2010, the Company had no open forward contracts or purchase options.

The Company conducts limited operations in Venezuela (i.e., revenue derived from Venezuelan operations represented less than 0.01% of the Company’s consolidated revenue for the three and six months ended June 30, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1.3 million due to the revaluing of its bolivar-based assets.

Off-Balance Sheet Arrangements

Through June 30, 2010, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Obligations

There are no material changes to the Company’s contractual obligations from its December 31, 2009 Annual Report on Form 10-K.

Certain Factors That May Affect Future Results

Economic conditions could materially adversely affect the Company.

The Company’s operations and performance vary significantly in relation to worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. These and other economic factors could materially adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results. All of these factors could also increase the volatility of the Company’s stock price.

Our future results could be harmed by economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended June 30, 2010 and 2009, 30.4% and 31.6%, respectively, of total Company revenues were generated by the Company’s international operations. During the six months ended June 30, 2010 and 2009, 31.7% and 31.2%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will be able to maintain or expand its international sales. In addition, if the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Different and changing regulatory requirements;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates, currency devaluation and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations; and

•	Perceived health risks natural disasters or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during the three and six months ended June 30, 2010, foreign currency transaction losses totaled $0.3 million and $1.7 million, respectively. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We have a significant amount of debt outstanding under our convertible senior notes and our 2007 credit facility which could have various adverse effects on our business and financial conditions.

As of June 30, 2010, we had approximately $230 million of outstanding debt under our convertible senior notes. In addition, in February 2008, we borrowed $160 million under our 2007 credit facility, of which $62.5 million is outstanding at June 30, 2010, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our 2007 credit facility, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our 2007 credit facility, could permit the lenders to foreclose on our assets securing that debt. For example, we failed to meet the total leverage ratio covenant in our credit agreement during the second quarter of 2008 and were required to seek and obtain a waiver by paying a penalty to prevent an event of default. Although we amended the financial covenants in September 2009 in a manner favorable to us, if we are unable to satisfy these amended financial covenants in the future, amendments or waivers to the credit agreement may not be available on reasonable terms or at all, which may result in an event of default and acceleration of the debt, which we may be unable to pay;

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

Development of new technologies may also cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Developing licensing models include Software as a Service (SaaS), hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. While the Company currently offers a hosted model as well as a SaaS model to its NSB retail customers, and to a limited extent, its enterprise customers, it has to date chosen not to offer a subscription-based model. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

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

In connection with our acquisitions, as of June 30, 2010, we have goodwill of $367.8 million and $69.7 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

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

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. The Company’s acquisitions of Scala in 2004, CRS in 2005 and NSB in 2008 are typical of this ongoing strategy. However, in connection with acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, we commonly encounter the following risks:

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other distributors and authorized consultants, consisting primarily of professional firms. If the Company’s VARs, distributors or authorized consultants cease distributing or recommending the Company’s products or emphasize competing products, the Company’s results of operations could be materially and adversely affected. The success of the Company’s VARs, distributors and authorized consultants depends in part upon their ability to attract and maintain qualified sales and consulting personnel. Additionally, the Company’s VARs, distributors and authorized consultants may generally terminate their agreements with the Company upon as little as 30 days’ notice. Almost all partners though may effectively terminate their agreements at any time by ceasing to promote or sell our products. If our VARs or other distributors are unable to maintain such qualified personnel or if several of the Company’s VARs or other distributors were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion, such factors could negatively impact the Company’s results of operations. Further, there can be no assurance that having both a direct sales force and a distribution channel for the Company’s products will not lead to conflicts between those two sales forces that could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations. Finally, many VARs, distributors and authorized consultants operate on narrow operating margins and have been negatively affected by the past by weak economic conditions. The Company’s financial condition and operating results could be materially adversely affected if the financial condition of these VARs, distributors or authorized consultants weakens.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2008 through the second quarter of 2010, quarterly operating results have ranged from a net loss of $8.0 million to net income of $6.7 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

Our operating cash flows are subject to fluctuation, primarily related to our ability to timely collect accounts receivable and to achieve anticipated revenues and expenses. Negative fluctuations in operating cash flows may require us to seek additional cash sources to fund our working capital requirements. If additional cash sources are not available on terms acceptable to the Company, our operations could be adversely affected.

From the first quarter of 2008 through the second quarter of 2010, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $89.8 million at December 31, 2008 to $109.4 million at June 30, 2010. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the

Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 65 to highs of 78, due to a variety of factors. Given the recent economic turmoil, if the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. Further, without sufficient cash flows, the Company may not be able to service its debt or it may not be able to comply with certain covenants under its 2007 credit facility. As of June 30, 2010, the Company had a $230.0 million obligation to holders of the Company’s convertible senior notes and $62.5 million in debt outstanding under the 2007 credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three-year period ended June 30, 2010, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $10.75. For the six months ended June 30, 2010, the price of the Company’s common stock ranged from a low of $7.26 to a high of $10.75. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

Unplanned or unforeseeable business interruptions could adversely affect our business.

A number of particular types of business interruptions with respect to which we have no control could greatly interfere with our ability to conduct business. For example, a substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not reserve for earthquake-related losses. In addition, our computer systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. The Company continues to consider and implement its options and develop contingency plans to avoid and/or minimize potential disruptions to its telecommunication services. However, any force majeure or act of god as described above could cause severe disruptions in our business.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At June 30, 2010, the Company had $109.4 million in cash and cash equivalents. Based on the investment interest rate and the balance as of June 30, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.1 million on an annual basis (to the extent the Company’s returns exceed 1%), as well as a corresponding decrease in the Company’s net income and a decrease in cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the United States are not afforded such protection. The Company has approximately 74.1% of its cash and cash equivalents outside the United States. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility required the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for a portion of the outstanding term loan balance for a period of time. On April 18, 2008, March 11, 2009 and March 12, 2009 the Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. At the time the Company entered into the interest rate swaps, they qualified for hedge accounting treatment. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps on the balance sheet. As of September 30, 2009, the Company de-designated the swaps as a result of its repayment of the term loan under the 2007 credit facility, and the fair value changes are now recorded in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At June 30, 2010, the interest rates swap arrangements hedged the floating rate interest risk on $40.0 million of the $62.5 million balance then outstanding under the 2007 credit facility. Accordingly, at June 30, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.2 million (on the un-hedged principal amount) on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk

The Company did not have any foreign currency forward or option contracts or other material foreign currency denominated financial instruments open as of June 30, 2010. International revenues represented 30.4% of the Company’s total revenues for the three months ended June 30, 2010, and 23.5% of revenues were denominated in foreign currencies. International revenues represented 31.7% of the Company’s total revenues for the six months ended June 30, 2010, and 24.3% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three and six months ended June 30, 2010 of $0.3 million and $1.7 million, respectively. For the three months ended June 30, 2010 the transactional gains and losses were primarily due to the settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies. For the six months ended June 30, 2010 the transactional gains and losses were primarily due to the devaluation of the Venezuela bolivar, Venezuela becoming highly inflationary, settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies. The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, Malaysian ringgit and Japanese yen.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
April 1, 2010 to April 30, 2010	109	$9.75		—	N/A
May 1, 2010 to May 31, 2010	88,952	$9.76		—	N/A
June 1, 2010 to June 30, 2010	—	$—		—	N/A

Total	89,061	$9.76	(1)	—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: August 6, 2010	/s/ MICHAEL PIETRINI
Michael Pietrini
Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1	Amendment to Management Retention Agreement dated June 21, 2010 by and between L. George Klaus and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 23, 2010).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.