Form 10-Q
period 2010-09-30
EPICOR SOFTWARE CORP
filed 2010-11-08
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 63,362,038 shares of common stock outstanding.

FORM 10-Q INDEX

Part I

FINANCIAL INFORMATION

Item 1 – Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,066	$106,861
Accounts receivable, net of allowance for doubtful accounts	95,333	90,011
Deferred income taxes	11,956	11,572
Inventory, net	2,246	1,819
Prepaid expenses and other current assets	21,388	13,976

Total current assets	243,989	224,239

Property and equipment, net	27,015	28,511
Deferred income taxes	22,083	21,867
Intangible assets, net	63,200	84,107
Goodwill	369,909	368,336
Other assets	9,692	10,990

Total assets	$735,888	$738,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,175	$13,966
Accrued compensation and benefits	16,349	21,790
Other accrued expenses	28,207	24,964
Current portion of long-term debt	198	202
Current portion of accrued restructuring costs	1,931	1,694
Current portion of deferred revenue	94,198	96,040

Total current liabilities	159,058	158,656

Long-term debt, less current portion	251,713	255,535
Accrued restructuring costs	5,073	4,423
Deferred revenue	426	392
Deferred income taxes and other income taxes	14,725	15,172
Other long-term liabilities	3,132	3,785

Total long-term liabilities	275,069	279,307

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	66	63
Additional paid-in capital	437,121	422,460
Less: treasury stock at cost	(23,308)	(20,670)
Accumulated other comprehensive loss	(4,727)	(4,825)
Accumulated deficit	(107,391)	(96,941)

Total stockholders’ equity	301,761	300,087

Total liabilities and stockholders’ equity	$735,888	$738,050

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License	$20,208	$13,740	$55,604	$44,451
Consulting	36,533	31,735	101,966	95,247
Maintenance	48,539	48,168	144,002	142,374
Hardware and other	9,344	4,933	21,498	15,643

Total revenues	114,624	98,576	323,070	297,715
Cost of revenues	53,515	42,592	149,938	132,784
Amortization of intangible assets	7,047	7,046	21,155	23,672

Total cost of revenues	60,562	49,638	171,093	156,456

Gross profit	54,062	48,938	151,977	141,259
Operating expenses:
Sales and marketing	21,659	18,176	63,388	54,417
Software development	12,592	11,844	40,127	36,682
General and administrative	13,579	13,317	37,734	41,541
Restructuring charges and other	869	1,003	3,539	2,210

Total operating expenses	48,699	44,340	144,788	134,850

Income from operations	5,363	4,598	7,189	6,409
Interest expense	(5,040)	(6,481)	(14,999)	(17,351)
Interest and other income (expense), net	214	73	(1,079)	(159)

Income (loss) before income taxes	537	(1,810)	(8,889)	(11,101)
Income tax provision (benefit)	9,943	(2,166)	1,561	(3,147)

Net income (loss)	$(9,406)	$356	$(10,450)	$(7,954)

Comprehensive income (loss):
Net income (loss)	$(9,406)	$356	$(10,450)	$(7,954)
Unrealized foreign currency translation gain	3,572	920	61	412
Net unrealized gain on derivative financial instruments, net of tax	—	341	—	326
Net unrealized gain (loss) on defined benefit pension plan liabilities, net of tax	37	(30)	37	(78)

Comprehensive income (loss):	$(5,797)	$1,587	$(10,352)	$(7,294)

Net income (loss) per share:
Basic	$(0.16)	$0.01	$(0.18)	$(0.13)
Diluted	$(0.16)	$0.01	$(0.18)	$(0.13)
Weighted average common shares outstanding:
Basic	59,120	59,691	58,917	59,391
Diluted	59,120	60,305	58,917	59,391

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(10,450)	$(7,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,642	29,692
Stock-based compensation expense	13,182	5,897
Provision for doubtful accounts	1,788	3,141
Provision for excess and obsolete inventory	112	244
Amortization and write-off of debt issuance fees	1,278	4,006
Amortization of long-term debt discount	6,316	5,876
Change in deferred taxes	(870)	(3,117)
Restructuring charges and other	3,539	2,210
Change in fair value of derivatives	(240)	559
Excess tax benefits from share-based payment arrangements	(696)	(38)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(6,746)	11,135
Inventory	(539)	1,976
Prepaid expenses and other current assets	(3,671)	(2,690)
Other assets	53	(497)
Income taxes payable	(625)	(4,019)
Accounts payable	4,136	(1,428)
Accrued expenses	(5,059)	(4,175)
Accrued restructuring costs	(2,493)	(5,306)
Deferred revenue	(2,423)	(5,326)
Other long-term liabilities	(182)	2,739

Net cash provided by operating activities	23,052	32,925

Investing activities
Purchases of property and equipment	(3,866)	(2,502)
Cash paid for business combinations	(684)	(973)

Net cash used in investing activities	(4,550)	(3,475)

Financing activities
Proceeds from long-term debt	—	72,500
Principal payments on long-term debt	(10,163)	(95,147)
Debt issuance fees	—	(1,011)
Proceeds from exercise of stock options	296	124
Proceeds from employee stock purchase plan	523	474
Excess tax benefits from share-based payment arrangements	696	38
Purchase of treasury stock	(2,638)	(1,018)

Net cash used in financing activities	(11,286)	(24,040)

Effect of exchange rate changes on cash	(1,011)	307

Net increase in cash and cash equivalents	6,205	5,717
Cash and cash equivalents at beginning of period	106,861	89,764

Cash and cash equivalents at end of period	$113,066	$95,481

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2010. The Condensed Consolidated Balance Sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts of $7,785,000 and $8,557,000 at September 30, 2010 and December 31, 2009, respectively.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) applicable to common stockholders	$(9,406)	$356	$(10,450)	$(7,954)

Basic:
Weighted average common shares outstanding	63,336	62,991	63,082	62,594
Weighted average common shares of unvested restricted stock	(4,216)	(3,300)	(4,165)	(3,203)

Shares used in the computation of basic net income (loss) per share	59,120	59,691	58,917	59,391

Net income (loss) per share applicable to common stockholders – basic	$(0.16)	$0.01	$(0.18)	$(0.13)

Diluted:
Shares used in the computation of basic net income (loss) per share	59,120	59,691	58,917	59,391
Stock options and employee stock purchase plan (ESPP) shares	—	305	—	—
Unvested restricted stock	—	309	—	—

Shares used in the computation of diluted net income (loss) per share	59,120	60,305	58,917	59,391

Net income (loss) per share applicable to common stockholders – diluted	$(0.16)	$0.01	$(0.18)	$(0.13)

For the three months ended September 30, 2009, options to purchase 860,000 shares of common stock with a weighted average exercise price of $12.37, respectively, were outstanding but not included in the computation because the effect would be anti-dilutive. Due to net losses for the three months ended September 30, 2010 as well as year-to-date periods presented, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore these potential common shares were excluded from the computation of diluted loss per share. On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of convertible senior notes (Note 7). The notes are only dilutive when the common stock price exceeds the conversion price of approximately $18.10 per share, therefore no shares have been included in the calculation of diluted net income (loss) per share as the conversion value did not exceed the principal amount of the notes.

Note 3. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill was recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired. In acquisitions accounted for using the acquisition method, goodwill is recorded as the excess, if any, of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable net assets acquired. An annual review of goodwill and indefinite-lived intangibles is required for possible impairment. The Company performed its annual impairment review of its recorded goodwill in the fourth quarter of 2009, and determined that no impairment of goodwill existed at that time because the estimated fair value of each reporting unit exceeded its carrying amount. The Company monitors the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of the Company’s reporting units would cause the Company to test goodwill for impairment on an interim basis. No such events occurred during the nine months ended September 30, 2010. The Company’s next annual review will occur in the fourth quarter of fiscal 2010.

The following table represents the balance and changes in goodwill by reporting unit as of and for the nine months ended September 30, 2010 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2009	$140,234	$70,767	$157,335	$368,336
Scala Africa earn out	76	65	413	554
Foreign currency translation	203	624	192	1,019

Balance as of September 30, 2010	$140,513	$71,456	$157,940	$369,909

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following represents the change in the gross carrying amount of intangible assets recorded during the nine months ended September 30, 2010 (in thousands):

	Foreign Currency Translation	Other	Total
Acquired technology	$(21)	$—	$(21)
Customer base	301	130	431
Covenant not to compete	(40)	—	(40)

Total	$240	$130	$370

Intangible assets are amortized over the estimated economic life of the assets. As of September 30, 2010, the Company has not identified any indicators of impairment associated with intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of September 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$137,682	$108,436	$29,246	$137,703	$95,400	$42,303
Customer base	76,598	44,397	32,201	76,167	37,076	39,091
Trademark	13,790	12,037	1,753	13,790	11,077	2,713
Covenant not to compete	2,123	2,123	—	2,163	2,163	—

Total	$230,193	$166,993	$63,200	$229,823	$145,716	$84,107

Amortization expense of the Company’s intangible assets is included in cost of revenues and for the three months ended September 30, 2010 and 2009, was $7,047,000 and $7,046,000, respectively. Amortization expense of the Company’s intangible assets is included in cost of revenues and for the nine months ended September 30, 2010 and 2009, was $21,155,000 and $23,672,000, respectively. Estimated amortization expense for the remainder of 2010, 2011, 2012, 2013, 2014 and thereafter, is approximately $6,717,000, $21,685,000, $20,186,000, $7,986,000, $6,049,000 and $577,000, respectively.

Note 4. Restructuring Charges and Other

During the first nine months of 2010, the Company recorded restructuring and other charges of $3,539,000. These charges represent $2,040,000 of severance costs associated with cost reduction initiatives taken during the year as well as management severance. The Company also recorded a charge of $1,325,000 for changes in estimates on subleasing arrangements for facilities located in the United Kingdom and $174,000 in other charges, none of which were individually significant. In connection with these restructuring activities, the Company terminated 66 employees or approximately 3% of the Company’s workforce during 2010 from across all functions. As of September 30, 2010, all of these terminations had been completed. During the nine months ended September 30, 2010, the Company made $2,498,000 in cash payments or otherwise settled against reserves associated with its restructuring activities. The total liability for these restructuring charges increased by $20,000 as a result of foreign currency translation. The facilities obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

During the first nine months of 2009, the Company recorded restructuring and other charges of $2,210,000. These charges include $2,267,000 of severance related costs associated with the cost reduction initiatives taken during the year, management severance and reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition in 2008. The Company recorded $622,000 of facilities credits related primarily to changes in estimates on subleased facilities located in the United Kingdom, other charges of $23,000, offset by $400,000 of facilities charges related to closing facilities used in the retail business. The Company also recorded $142,000 in asset impairments related to leasehold improvements and facilities redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring activities, the Company terminated 61 employees or approximately 3% of the Company’s workforce during 2009 primarily from professional services and sales functions. As of September 30, 2009, all of these terminations had been completed or the employees notified. During the nine months ended September 30, 2009, the Company made $5,489,000 in cash and share-based payments against reserves associated with its restructuring activities. The liability was further increased by $696,000 of foreign currency translation and other charges.

Note 5. Stock-Based Compensation

The Company has in effect stock incentive plans under which restricted stock and stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for eligible employees. The Company recognizes share-based payments to employees, including grants of employees and non-employee directors restricted stock and stock options, in the financial statements based upon their respective grant date fair values. Under the fair value recognition provisions of GAAP, stock-based compensation expense is measured at the grant date and is expensed ratably over the vesting period.

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$926	$384	$2,014	$1,042
Sales and marketing	1,205	259	2,770	1,281
Software development	948	184	2,187	531
General and administrative	2,364	1,008	6,211	3,043

Total stock-based compensation expense	$5,443	$1,835	$13,182	$5,897

In January 2010, the Company’s Board of Directors approved extending the Performance Based Restricted Stock Plan (“PBRSP”) to 2011. All existing participants in the PBRSP were granted the same number of shares for the 2010 and 2011 plan years as they had been granted in the 2009 plan year. During the nine months ended September 30, 2010, the Company granted 1,571,000 shares of performance-based restricted stock to employees for extension of the PBRSP to 2011, and for annual promotions and new hires for the 2010 and 2011 performance plan years under the terms of the PBRSP. In January 2010, the Company’s Board of Directors also approved modifying and replacing the Company’s prior cash-based management bonus plan with a performance-based restricted stock Management Incentive Program (“MIP”) for 2010. In creating the equity based MIP, an additional 1,348,000 performance-based restricted shares were granted for the 2010 year. All performance-based restricted shares are subject to a vesting schedule and are subject to the terms of the Company’s PBRSP and MIP. The recipients will vest in the restricted stock, or a portion thereof, in two equal, annual installments depending upon achievement of targets with respect to the Company’s annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for 2010 and additionally, for PBRSP participants, for 2011. Unvested restricted stock is held in escrow, and the Company’s reacquisition right will not lapse until the shares are fully vested. Upon an employee’s termination of service with the Company, shares that have not vested will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement of annual revenue and adjusted EBITDA performance conditions for either performance year will be forfeited and automatically transferred to and reacquired by the Company.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

On February 12, 2010, the Company’s reacquisition right lapsed on 563,000 shares related to the PBRSP for the 2009 performance year. These shares were included in restricted stock at December 31, 2009. The lapse occurred following the Company’s determination of its 2009 performance year performance conditions achievement. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2009.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of September 30, 2010, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance-based restricted stock, during the three and nine months ended September 30, 2010, the Company acquired 1,000 and 301,000 shares of common stock at a value of $10,000 and $2,638,000, respectively.

At September 30, 2010, the Company had approximately $10,858,000 of total unrecognized compensation expense related to performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately two years. At September 30, 2010, the Company had approximately $2,206,000 of total unrecognized compensation expense related to other restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately two years. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $4,931,000 and $10,506,000 for the three and nine months ended September 30, 2010, respectively.

The fair value of restricted stock that vested during the three months ended September 30, 2010 and 2009 was $55,000 and $233,000, respectively. The fair value of restricted stock that vested during the nine months ended September 30, 2010 and 2009 was $3,077,000 and $4,222,000, respectively.

The tax benefit recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) related to stock-based compensation for the three months ended September 30, 2010 and 2009 was $1,585,000 and $490,000, respectively. The tax benefit recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) related to stock-based compensation for the nine months ended September 30, 2010 and 2009 was $3,995,000 and $1,690,000, respectively. No share-based compensation was capitalized for the three or nine months ended September 30, 2010 or 2009.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The Company granted zero stock options during the three months ended September 30, 2010 and 2009. The Company granted zero and 15,000 stock options during the nine months ended September 30, 2010 and 2009, respectively. Stock options are granted with an exercise price equal to the market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The weighted-average grant date fair value of options granted in fiscal 2009 was $1.96. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. The grant date fair value of options granted during the nine months ended September 30, 2009 was estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2009
Expected life (years)	4.0
Risk-free interest rate	1.3%
Volatility	75.5%
Dividend rate	0.0%

There were 22,000 options exercised during the three months ended September 30, 2010 with an intrinsic value of $114,000. There were 83,000 options exercised during the nine months ended September 30, 2010 with an intrinsic value of $441,000. As of September 30, 2010, there were 1,289,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.1 years, $7.94 and $3,755,000, respectively. As of September 30, 2010, there were 1,298,000 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 3.1 years, $7.91 and $3,804,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the market value of the Company’s stock.

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

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

The Company has recorded unbilled consulting revenues totaling $4,320,000 and $2,602,000 at September 30, 2010 and December 31, 2009, respectively. These unbilled revenues are comprised primarily of consulting services performed on a time and materials basis during the last few business days of the quarter but not billed until the following month, as well as accruals recorded for services provided under certain engagements for which the associated payment has yet to be billed in accordance with the contractual payment terms. Unbilled consulting revenues are recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Maintenance and Support Service Revenues: Maintenance and support service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

As of September 30, 2010, the Company had $57,500,000 outstanding on the revolving facility and unused borrowing capacity of $42,500,000 under the revolving facility. During the nine months ended September 30, 2010, the Company made voluntary principal payments of $10,000,000 against the revolving loan from discretionary funds.

At September 30, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 5.18%. The 2007 credit facility is subject to interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 8).

The Company is not obligated to make mandatory quarterly principal payments under the 2007 credit facility, however periodic interest payments are made, not less often than quarterly. All the outstanding principal and accrued interest on the revolving loan facility is due September 30, 2012, upon expiration of the facility. Accordingly, the outstanding balance of the facility at September 30, 2010 and December 31, 2009 was classified as long-term debt.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

The Company recorded a $61,752,000 debt discount as additional paid-in capital, as of the convertible senior notes’ issuance date of May 15, 2007. At September 30, 2010 and December 31, 2009, the unamortized debt discount was $35,827,000 and $42,143,000, respectively. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $194,173,000 at September 30, 2010. At September 30, 2010, the fair value of the debt was $211,888,000, as determined based upon quoted market prices.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3,509,000 and $3,360,000 related to the convertible debt for the three months ended September 30, 2010 and 2009, respectively, of which $1,366,000 is based on the coupon rate. The Company recognized interest expense of $10,413,000 and $9,973,000 related to the convertible debt for the nine months ended September 30, 2010 and 2009, respectively, of which $4,097,000 is based on the coupon rate.

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

On September 30, 2009, the Company paid in full the balance outstanding on its term loan by borrowing on the revolving line of credit under the 2007 credit facility (Note 7). Both the term loan and the revolving credit facility incur a variable interest rate. Because the interest rate swaps were designated as hedging the interest rate variability on the term loan, repayment of the term loan resulted in the de-designation of this hedging relationship. Accordingly, subsequent to September 30, 2009, the interest rate swaps are no longer designated in a hedging relationship. For the three months ended September 30, 2010, a gain for the change in the fair value of the interest rate swaps of $98,000 was recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For the nine months ended September 30, 2010, a gain for the change in the fair value of the interest rate swaps of $240,000 was recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s foreign currency contracts are not designated and do not qualify as hedging instruments, and gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2010, the Company had no open foreign currency forward or option contracts or other material foreign currency denominated derivative or other financial instruments.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Interest Rate Swaps

On April 18, 2008, March 11, 2009 and March 12, 2009, the Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. As of September 30, 2010 and December 31, 2009, the fair value of the interest rate swaps is included on the Company’s Condensed Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and rates for active contracts are inclusive of the interest rate margin of 4.00% applicable at September 30, 2010 under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%
03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$ 5 million	09/30/09 – 09/30/10	6.050%

At September 30, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.78% (inclusive of 4.00% interest rate margin applicable at March 31, 2010 under the 2007 credit facility).

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

Foreign Currency Contracts

The Company has operations in foreign countries around the world and these operations generate revenue and incur expenses in currencies other than the United States dollar, particularly the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. The Company uses foreign currency forward contracts to manage its market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than an entity’s functional currency. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are designed generally to offset the gains and losses resulting from remeasurement of intercompany balances recognized in the same line item. The Company reported net foreign currency gains (losses) of $(129,000) and $276,000 for the three months ended September 30, 2010 and 2009, respectively, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. The Company reported net foreign currency losses of $1,847,000 and $467,000 for the nine months ended September 30, 2010 and 2009, respectively, which are inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Quantitative Disclosures About Derivative Instruments

The fair value of derivative instruments is as follows (in thousands):

	Fair Value of Liability Derivatives as of
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$264	$61
Interest rate swaps	Other long-term liabilities	—	443

Total		$264	$504

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on a pre-tax basis are as follows (in thousands):

	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives in cash flow hedging relationship:
Interest rate swaps	$—	$(269)	$—	$(696)
Interest rate swaps de-designated	—	(559)	—	(559)

Total	$—	$(828)	$—	$(1,255)

The following table represents the amount of derivative instruments not designated as hedges recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income on derivatives:
Interest rate swaps	Interest and other income (expense), net	$98	$—	$240	$—
Foreign currency contracts	Interest and other income (expense), net	(1,668)	(633)	(1,321)	(2,025)

Total		$(1,570)	$(633)	$(1,081)	$(2,025)

United States GAAP requires a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swaps are required to be measured at fair value on a recurring basis. The fair value of the interest rate swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swaps as Level 2. The following tables present the Company’s financial liabilities as of September 30, 2010 and December 31, 2009, measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
Interest rate swap liability	Level 1	Level 2	Level 3
September 30, 2010	$—	$264	$—
December 31, 2009	—	504	—

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Note 9. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of United States federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent any material or discrete adjustments, the deferred taxes accounts are adjusted only at year end.

The Company recorded an income tax provision (benefit) of $9,943,000 and $(2,166,000) for the three months ended September 30, 2010 and 2009, respectively. The current quarter provision was recorded primarily as a result of the impact of the Company updating its estimate of pre-tax income (loss) for the year. The Company recorded an income tax provision (benefit) of $1,561,000 and $(3,147,000) for the nine months ended September 30, 2010 and 2009, respectively. The current year-to-date provision was recorded primarily as a result of permanent differences between GAAP pre-tax and taxable income, and earnings in foreign jurisdictions taxed at different rates. The Company continues to experience volatility in its income tax provision (benefit) and effective income tax rate, principally because such differences are relatively significant in relation to pre-tax income (loss). During the three and nine month periods ended September 30, 2010, the Company paid income taxes totaling $522,000 and $2,892,000, respectively.

Principal differences between the recorded provision (benefit) for income taxes for the nine months ended September 30, 2010 and the amount determined by applying the United States federal statutory rate of 35% pertain to earnings in foreign jurisdictions taxed at different rates of (28.8)%, permanent differences between GAAP pre-tax income and taxable income of (33.4)%, recognition of uncertain tax benefits of 6.7%, favorable tax settlements of (4.6)%, state income taxes of 3.1%, and other permanent items. Depending on the levels of consolidated pre-tax earnings, these differences can have a significant impact on the effective tax rate.

The Company has a valuation allowance of $13,211,000 against certain foreign deferred tax assets, and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense.

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

The preparation of consolidated financial statements in conformity with GAAP requires the formulation of estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets. Failure to achieve the Company’s operating income targets in the next year may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

United States income taxes were not provided for on unremitted earnings from non-United States subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested.

At September 30, 2010 and December 31, 2009, the Company had $15,931,000 and $17,503,000, respectively, of non-current gross unrecognized tax benefits, of which $11,339,000 and $12,910,000, respectively, would reduce the effective tax rate if recognized. The change in gross unrecognized tax benefits during the quarter is primarily due to the settlement of a Canadian income tax audit, lapses in statutes in foreign jurisdictions and foreign exchange gains and losses.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended September 30, 2010, the Company increased its liability for interest of $54,000 related to unrecognized tax benefits. The Company had a recorded liability for interest and potential penalties totaling $1,118,000 at September 30, 2010.

The tax years 2003 to 2009 remain open to examination by the Federal, state and foreign jurisdictions to which we are subject. The United States federal statute of limitations for tax years 1997 to 2003 remains open for purposes of adjusting the amounts of net operating losses carried forward from those years. The Company is currently under examination in various foreign locations. The Company anticipates effectively settling the uncertain tax positions relating to certain foreign jurisdictions in the next twelve months. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of September 30, 2010.

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

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended September 30, 2010 and 2009, of $7,047,000 and $7,046,000, respectively, and amortization of intangible assets for the nine months ended September 30, 2010 and 2009, of $21,155,000 and $23,672,000, respectively.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Operating segment data for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended September 30, 2010:
Revenues	$20,208	$36,533	$48,539	$9,344	$114,624
Cost of revenues	5,476	27,929	11,780	8,330	53,515

Gross profit	$14,732	$8,604	$36,759	$1,014	$61,109

Three months ended September 30, 2009:
Revenues	$13,740	$31,735	$48,168	$4,933	$98,576
Cost of revenues	2,500	25,101	10,762	4,229	42,592

Gross profit	$11,240	$6,634	$37,406	$704	$55,984

Nine months ended September 30, 2010:
Revenues	$55,604	$101,966	$144,002	$21,498	$323,070
Cost of revenues	13,729	81,604	35,596	19,009	149,938

Gross profit	$41,875	$20,362	$108,406	$2,489	$173,132

Nine months ended September 30, 2009:
Revenues	$44,451	$95,247	$142,374	$15,643	$297,715
Cost of revenues	8,779	77,594	32,751	13,660	132,784

Gross profit	$35,672	$17,653	$109,623	$1,983	$164,931

Note 11. Venezuela Currency Devaluation

The Company conducts limited operations in Venezuela (revenue derived from Venezuelan operations represented less than 0.1% of the Company’s consolidated revenue for the nine months ended September 30, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, in the first quarter of fiscal 2010 the Company reduced its cash and working capital balances by, and incurred a foreign currency charge of $1,315,000 due to the revaluing of its bolivar-based net assets. This charge is included in “interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets; or (b) entities from whom the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; (iv) Company license and consulting agreements with its customers, under which the Company may be required to indemnify such customers for intellectual property infringement claims and other claims arising from the Company’s provision of services to such customers; and (v) Company distribution agreements with its distributors and resellers, under which the Company may be required to indemnify such distributors or resellers against property infringement claims.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the Company’s future financial results, (ii) the impact of new accounting pronouncements, (iii) the Company’s product development plans, (iv) the Company’s capital spending, (v) the Company’s future cash flow from operations, (vi) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (vii) the effect of current legal proceedings, (viii) payment of obligations related to the Company’s restructurings, (ix) the future use of forward or other hedging contracts, (x) the future impact of recent acquisitions on the Company, (xi) future investments in product development, (xii) schedule of amortization of intangible assets, (xiii) future impact of valuation allowance review and (xiv) future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 40 to 50. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

One of the most important aspects of the Company’s business is the sale of software licenses to new name customers, as most of the other revenues generated by the Company – including the sale of consulting services and maintenance services, as well as the sale of additional software licenses—are dependent on the initial sale of software to a new customer. Following the release of Epicor 9 in December of 2008, sales to new name customers have been relatively strong. Epicor 9 has exmpanded the scope of the Company’s addressable markets by providing additional features and functionality that enable Epicor to meet the ERP software requirements of significantly more companies throughout the world. As such, despite the fact that none of the markets or vertical industries the Company has traditionally served have resumed spending levels anywhere close to the levels of 2007 or 2008, sales of software licenses have grown year over year. Sales to new name customers have been particularly strong in the Americas, as well as in Europe, the Middle East, and Asia. Epicor continues to invest in additional features, functionality, languages and localizations for Epicor 9 to further expand its addressable markets. Research and development and sales and marketing expenses have increased in the first nine months of 2010 when compared to the same period of 2009 as a result of these investments, as well as a result of additional compensation expense. While the Company believes it will continue to see relatively strong sales of license revenues to new name customer throughout the world, further economic deterioration in the Americas or internationally could have a significant impact on the Company’s ability to generate revenue from software license sales to new name customers.

Epicor also generates software license revenue from its existing base of customers. Historically, sales of software licenses into its base of existing customers consist primarily of existing customers purchasing new features and functionality or additional user software licenses, as well as upgrades to another of the Company’s software products, particularly when the Company has recently released a new product such as Epicor 9. As economies throughout the world continue to face uncertain times, sales of software licenses into the Company’s base of existing customers has been more difficult as the Company’s existing customers are more reluctant to add new features and functionality, nor are they inclined to upgrade to a new product. The Company is also selling fewer additional seat licenses to existing customers as most of the Company’s existing customers are not growing and are not engaged in merger and acquisition activity. As economies throughout the world improve, Epicor believes spending by its existing base of customers will gradually increase and that revenue contribution from this group of customers will get better.

Toward the end of 2009 and in 2010, the Company began to see some signs of improvement in the markets it targets, which is beginning to be reflected primarily in higher software license revenues when compared to the year earlier period, particularly as the Company has expanded its addressable markets for the sale of Epicor 9 into new name customers. Specifically, revenue from all business lines for the 2010 third quarter and year to date each exceeded the 2009 third quarter and year to date revenues. While there are increasing signs of economic recovery throughout the world, which the Company believes may benefit its future revenue streams, the Company continues to evaluate the economic situation, the business environment and the Company’s outlook for updates and changes.

Total revenues for the three months ended September 30, 2010, increased 16.3% to $114.6 million, compared to $98.6 million for the three months ended September 30, 2009. Net license revenue increased by 47.1% to $20.2 million for the three months ended September 30, 2010, when compared to net license revenue of $13.7 million for the three months ended September 30, 2009. Consulting revenue was $36.5 million for the three months ended September 30, 2010, an increase of 15.1% compared to consulting revenue of $31.7 million for the three months ended September 30, 2009. Maintenance revenue for the three months ended September 30, 2010 was $48.6 million, an increase of 0.8% compared to maintenance revenue of $48.2 million for the three months ended September 30, 2009. Hardware and other revenue for the three months ended September 30, 2010 was $9.3 million, an increase of 89.4% compared to hardware and other revenue of $4.9 million for the three months ended September 30, 2009. See discussion in Results of Operations for more detailed information.

Total revenues for the nine months ended September 30, 2010, increased 8.5% to $323.1 million, compared to $297.7 million for the nine months ended September 30, 2009. Net license revenue increased by 25.1% to $55.6 million for the nine months ended September 30, 2010, when compared to net license revenue of $44.5 million for the nine months ended September 30, 2009. Consulting revenue was $102.0 million for the nine months ended September 30, 2010, an increase of 7.1% compared to consulting revenue of $95.2 million for the nine months ended September 30, 2009. Maintenance revenue for the nine months ended September 30, 2010 was $144.0 million, an increase of 1.1% compared to maintenance revenue of $142.4 million for the nine months ended September 30, 2009. Hardware and other revenue for the nine months ended September 30, 2010 was $21.5 million, an increase of 37.4% compared to hardware and other revenue of $15.6 million for the nine months ended September 30, 2009. See discussion in Results of Operations for more detailed information.

Overall gross margin was 47.2% for the three months ended September 30, 2010, compared to 49.6% during the same period in 2009. Overall gross margin was 47.0% for the nine months ended September 30, 2010, compared to 47.4% during the same period in 2009. The decrease is primarily due to increased third-party royalty costs and referral fees paid to Value Added Resellers.

Cash flows from operations were $23.1 million for the nine months ended September 30, 2010, compared to 2009 cash flows from operations of $32.9 million. Cash flows from operating activities decreased due primarily to an increase in accounts receivable balances from strong third quarter revenues that have not yet been collected, and an increase in accounts payable due to increased purchases of hardware related to the increase in hardware revenue.

The Company reported a net loss of $9.4 million, or a loss of $0.16 per diluted share, for the three months ended September 30, 2010, compared to a net income of $0.4 million, or net income of $0.01 per diluted share, for the three months ended September 30, 2009. See discussion in Results of Operations for more detailed information. Net income (loss) for the three months ended September 30, 2010 and 2009, included significant non-cash charges primarily consisting of amortization of intangible assets of $7.0 million and $7.0 million, stock-based compensation expense of $5.4 million and $1.8 million, and amortization of long-term debt discount of $2.1 million and $2.0 million, respectively. Net income (loss) for the three months ended September 30, 2010 and 2009 also includes restructuring and other charges of $0.9 million $1.0 million, respectively, and a gain (loss) on the change in the fair value of our interest rate swaps of $0.1 million and $(0.6) million, respectively.

The Company reported a net loss of $10.5 million, or a loss of $0.18 per diluted share, for the nine months ended September 30, 2010, compared to a net loss of $8.0 million, or a loss of $0.13 per diluted share, for the nine months ended September 30, 2009. See discussion in Results of Operations for more detailed information. Net loss for the nine months ended September 30, 2010 and 2009, included significant non-cash charges primarily consisting of amortization of intangible assets of $21.2 million and $23.7 million, stock-based compensation expense of $13.2 million and $5.9 million, amortization of long-term debt discount of $6.3 million and $5.9 million, Venezuela currency devaluation of $1.3 million and $0, and the write-off of debt issuance fees of $0 and $2.6 million, respectively. Net loss for the nine months ended September 30, 2010 and 2009 also includes restructuring and other charges of $3.5 million and $2.2 million, respectively, and a gain (loss) on the change in fair value of our interest rate swaps of $0.2 million and $0.6 million, respectively. The net loss for the nine months ended September 30, 2009 excludes approximately $0.4 million of revenues that would have been recorded if NSB’s deferred revenues had not been adjusted to fair value in purchase accounting.

Foreign Currency

The Company has operations in foreign countries around the world and these operations generate revenue and incur expenses in currencies other than the United States dollar, particularly the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. For revenue and expenses denominated in a currency other than the United States dollar, the Company calculates constant currency comparisons by converting current period financials at the average monthly exchange rates applicable to prior periods. The following table summarizes the changes, in both United States dollar and percentages, due to currency fluctuations for the three and nine months ended September 30, 2010, compared to the same periods of 2009 (in thousands, except percentages):

2010 vs. 2009	Three months ended September 30		Nine months ended September 30
	Change $	Change %	Change $	Change %
Total revenues	$(532)	(0.5)%	$2,669	0.8%
Cost of revenues (including amortization)	$26	0.0%	$3,669	(2.2)%
Operating expenses	$70	(0.1)%	$2,721	(1.9)%

For the three months ended September 30, 2010, the average foreign currency exchange rates for the United States dollar improved marginally against the group of foreign currencies (taken as a whole) that contribute to the Company’s revenue but remained materially unchanged against the group of foreign currencies (taken as a whole) that contribute to the Company’s costs of revenues and operating expenses for the similar period last year. As a result, the Company’s reported revenues were reduced while the Company’s costs of revenues and operating expenses were materially unchanged from what they would have been if they had been translated at 2009 foreign currency exchange rates.

For the nine months ended September 30, 2010, the average foreign currency exchange rates for the United States dollar weakened against the group of foreign currencies (taken as a whole) in which the Company conducts business as compared to the average exchange rates for the similar periods last year. As a result, the weakening United States dollar increased the Company’s reported revenues, cost of revenues and operating expenses from what they would have been if they had been translated at 2009 foreign currency exchange rates.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at September 30, 2010. Receivables from customers are generally unsecured.

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

Goodwill

Goodwill was recorded as a result of the Company’s acquisitions. The Company has recorded these acquisitions using the acquisition method and purchase method of accounting. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. The Company assesses goodwill for impairment at the reporting unit level, and the Company’s reporting units are its operating segments. The fair value of each reporting unit is estimated using an average of a market approach and an income approach. The nature of the assumptions that the Company makes in connection with goodwill impairment assessments are described under “Goodwill” in the Critical Accounting Policies section in Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2009. In the fourth quarter of 2009, the Company performed its annual impairment review of its recorded goodwill. The amount of goodwill allocated to each reporting unit and the percentage by which the fair value of the reporting unit exceeded the carrying value as of the date of the most recent impairment test are as follows:

Reporting Unit	Goodwill allocated to the reporting unit (in millions)	Percentage by which the fair value of the reporting unit exceeded the carrying value
Maintenance	$157	35%
Consulting	71	27%
License	140	8%

Total	$368	23%

The Company determined that the estimated fair value of the Maintenance and Consulting reporting units substantially exceeded their carrying values. The fair value of our License reporting unit exceeded, but not substantially, its carrying value.

The potential events and or changes in circumstances that could reasonably be expected to negatively affect the key assumptions used in determining fair value include the following:

•	A significant prolonged decrease in market valuations for comparable publicly traded companies

•	A significant reduction in acquisition premiums for comparable publicly traded companies; and

•

A significant shortfall from the Company’s cash flow projections due to factors including (i) lower than expected revenues due to slower market acceptance of our Epicor product, a downturn in economic conditions or an increase in competition and (ii) higher than expected costs due to continued expansion of the Company’s business worldwide.

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

United States income taxes were not provided for on unremitted earnings from non-United States subsidiaries. Those unremitted earnings are considered to be indefinitely reinvested.

New Accounting Pronouncements

For new accounting pronouncements see Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009 (in millions, except percentages ):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change $	Change %	2010	2009	Change $	Change %
Revenues
License	$20.2	$13.8	$6.4	47.1%	$55.6	$44.5	$11.1	25.1%
Consulting	36.5	31.7	4.8	15.1%	102.0	95.2	6.8	7.1%
Maintenance	48.6	48.2	0.4	0.8%	144.0	142.4	1.6	1.1%
Hardware and other	9.3	4.9	4.4	89.4%	21.5	15.6	5.9	37.4%

Total revenues	114.6	98.6	16.0	16.3%	323.1	297.7	25.4	8.5%

Gross profit % excluding amortization
License	72.9%	81.8%			75.3%	80.3%
Consulting	23.6%	20.9%			20.0%	18.5%
Maintenance	75.7%	77.7%			75.3%	77.0%
Hardware and other	10.9%	14.3%			11.6%	12.7%

Amortization of intangible assets	$7.0	$7.0	$—	0.0%	$21.2	$23.7	$(2.5)	(10.6)%
% of revenues	6.1%	7.1%			6.5%	8.0%

Gross profit	$54.1	$48.9	$5.2	10.5%	$152.0	$141.3	$10.7	7.6%
% of revenues	47.2%	49.6%			47.0%	47.4%

Sales and marketing	$21.7	$18.2	$3.5	19.2%	$63.4	$54.4	$9.0	16.5%
% of revenues	18.9%	18.4%			19.6%	18.3%

Software development	$12.6	$11.8	$0.8	6.3%	$40.1	$36.7	$3.4	9.4%
% of revenues	11.0%	12.0%			12.4%	12.3%

General and administrative	$13.6	$13.3	$0.3	2.0%	$37.7	$41.5	$(3.8)	(9.2)%
% of revenues	11.8%	13.5%			11.7%	14.0%

Restructuring charges and other	$0.9	$1.0	$(0.1)	(13.4)%	$3.5	$2.2	$1.3	60.1%
% of revenues	0.8%	1.0%			1.1%	0.7%

Interest expense	$5.0	$6.5	$(1.5)	(22.2)%	$15.0	$17.4	$(2.4)	(13.6)%
% of revenues	4.4%	6.6%			4.6%	5.8%

Interest and other income (expense), net	$0.2	$0.1	$0.1	193.2%	$(1.1)	$(0.2)	$(0.9)	(578.6)%
% of revenues	0.2%	0.1%			(0.3)%	(0.1)%

Income tax provision (benefit)	$9.9	$(2.2)	$12.1	(559.0)%	$1.6	$(3.1)	$4.7	(149.6)%
Effective tax rate	1851.6%	119.7%			(17.6)%	28.3%

Net income (loss)	$(9.4)	$0.4	$(9.8)	(2742.1)%	$(10.5)	$(8.0)	$(2.5)	(31.4)%
% of revenues	(8.2)%	0.4%			(3.2)%	(2.7)%

Revenue

The increase in license revenues for the three and nine months ended September 30, 2010, compared to the same periods in 2009, is due primarily to increased sales of the Company’s software solutions driven by sales of the Epicor 9 product, primarily to new customers. License revenues for the three and nine months ended September 30, 2010, included no sales greater than $1.0 million. License revenues for the three months ended September 30, 2009, included no sales greater than $1.0 million. License revenues for the nine months ended September 30, 2009, included two sales greater than $1.0 million.

Consulting revenues for the three and nine months ended September 30, 2010, increased compared to the same periods in 2009. Consulting revenue is derived from license sales, and as such, the increase in license sales has resulted in higher consulting revenue in the current periods.

Maintenance revenues for the three and nine months ended September 30, 2010, were relatively flat compared to the same periods in 2009. The Company continues to see high renewal rates in its customer base, and continues to have new license sales and related maintenance contracts sold with new licenses. There is also a continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who have now renewed their maintenance agreements. This is offset by attrition from legacy products.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, is due to the timing and/or amount of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $33.6 million and $27.6 million for the three months ended September 30, 2010 and 2009, respectively, representing 29.3% and 28.0%, respectively, of total revenues. International revenues were $99.7 million and $89.8 million for the nine months ended September 30, 2010 and 2009, respectively, representing 30.9% and 30.2%, respectively, of total revenues. The increase in international revenues in absolute dollars and as a percentage of total revenues was primarily due to the increased international reach of Epicor 9, which is enabling the Company to win deals in international geographies in which it did not as effectively compete previously, including Latin America. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended September 30, 2010 being $0.5 million lower, or (0.5)%, than these revenues would have been if they had been translated at 2009 foreign currency exchange rates. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the nine months ended September 30, 2010 being $2.7 million higher, or 0.8%, than these revenues would have been if they had been translated at 2009 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to Value Added Resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three and nine months ended September 30, 2010, compared to the same periods in 2009, gross profit on license revenue decreased due to higher costs primarily due to a higher mix of third-party software sales and referral fees paid to VARs.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonuses, stock-based compensation, other headcount-related expenses and travel for the Company’s consulting organization, as well as outside contractor costs. These costs increased in absolute dollars during the three and nine months ended September 30, 2010, compared to the same periods in 2009, due primarily to an increase in outside contractor expenses incurred to support increased demand for the Company’s consulting services. The increase was offset by a $1.3 million reduction in expenses related to cash received under a program offered by the government of Quebec, Canada. The purpose of the program is to encourage development of information technology businesses in Quebec. The Company received a total of $2.1 million during the three months ended September 30, 2010, of which $1.3 million was related to consulting employee costs. The first eligible period was 2008 and the Company applied for the 2008 benefit earlier this year and received the cash during the three months ended September 30, 2010. The Company currently believes the program will extend through 2015, and the Company is currently in the process of applying for certification related to its 2009 operations. Consulting services margins increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due primarily to the Quebec tax credit. Without the tax credit, consulting gross margins would have been relatively flat at 20.0% and 18.7% for the three and nine months ended September 30, 2010, respectively.

Cost of maintenance revenues consists primarily of salaries, benefits and other personnel-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products and referral fees paid to VARs. For the three and nine months ended September 30, 2010, compared to the same periods in 2009, cost of maintenance revenues increased in absolute dollars due primarily to increased referral fees paid to VARs. Maintenance gross profit decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to the increase in maintenance costs against flat maintenance revenues.

Cost of hardware and other revenues increased in absolute dollars in the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit margin for hardware and other revenues also varies depending on the volume of the hardware sales. Historically, higher-volume hardware sales transactions have yielded lower hardware margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of capitalized acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated economic lives of the assets. For the three months ended September 30, 2010 and 2009, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $7.0 million and $7.0 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $21.2 million and $23.7 million, respectively. The decrease in amortization expense for the nine months ended September 30, 2010, as compared to 2009, is due to intangible assets that became fully amortized during the period. Amortization of acquired technology, customer base and trademarks will be complete in 2015. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, stock-based compensation, travel, advertising and promotional expenses. These costs increased in absolute dollars for the three and nine months ended September 30, 2010, compared to the same periods in 2009 due primarily to an increase in compensation costs of $2.0 million and $5.7 million, respectively, and an increase in travel expenses related to continued expansion of the Company’s products worldwide of $0.5 million and $1.4 million, respectively. The Company continues to make additional investments in sales and marketing programs to generate leads, including hiring additional business development representatives, and further supporting and developing its channel strategy.

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

Software development expenses increased in absolute dollars for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due primarily to an increase in compensation costs related to continued investment in Epicor 9, particularly in adding additional languages and localizations and additional features and functionality to further expand the Company’s addressable markets, additional investment in the development of products to replace some of the third-party software solutions the company currently resells. The increase was offset by a $0.8 million reduction in expenses related to cash received under a program offered by the government of Quebec, Canada, described above. The Company received a total of $2.1 million during the three months ended September 30, 2010, of which $0.8 million was related to software development employee costs.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information systems functions. General and administrative expenses was flat during the three months ended September 30, 2010, compared to the same period in 2009. General and administrative expenses decreased in absolute dollars and as a percentage of total revenues during the nine months ended September 30, 2010, compared to the same period in 2009. The decrease for the nine months ended September 30, 2010 compared to the same period in 2009 is due primarily to lower legal expenses of $2.3 million and a lower provision for doubtful accounts of $1.4 million.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from restricted stock issued and stock options granted by the Company. For the three months ended September 30, 2010 and 2009, stock-based compensation expense was $5.4 million and $1.8 million, respectively. For the nine months ended September 30, 2010 and 2009, stock-based compensation expense was $13.2 million and $5.9 million, respectively. Stock-based compensation expense increased due primarily to the expansion of the Company’s performance-based restricted stock program and elimination of the Company’s cash-based bonus program.

At September 30, 2010, there was approximately $10.9 million and $2.2 million of unrecognized compensation expense related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average periods of approximately two years.

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

The compensation cost related to performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current estimate of performance conditions applicable to the 2010 performance year, the Company has recorded compensation expense of $4.9 million and $10.5 million related to performance-based restricted stock for the three and nine months ended September 30, 2010, respectively.

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$926	$384	$2,014	$1,042
Sales and marketing	1,205	259	2,770	1,281
Software development	948	184	2,187	531
General and administrative	2,364	1,008	6,211	3,043

Total stock-based compensation expense	$5,443	$1,835	$13,182	$5,897

Restructuring Charges and Other

During the nine months ended September 30, 2010, the Company recorded restructuring and other charges of $3.5 million. These charges represent $2.0 million of severance related costs associated with cost reduction initiatives taken and management severance. The Company also recorded $1.3 million of facilities charges primarily related to changes in estimates on subleasing facilities located in the United Kingdom and $0.2 million in other costs that were individually insignificant. For the nine months ended September 30, 2009, the Company recorded $2.2 million in restructuring and other charges, primarily related to management severance.

Interest Expense

Interest expense is comprised of interest on the Company’s convertible debt and credit facility, debt discount amortization, debt issuance fees amortization and debt issuance fees write-offs. Interest expense decreased for the three and nine months ended September 30, 2010, compared to the same period in 2009 due to a lower credit facility balance and lower amortization of capitalized debt issuance costs related to the reduction in borrowing capacity on the credit facility. See Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, was flat for the three months ended September 30, 2010, compared to the same period in 2009. Interest and other income (expense), net, increased for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to a foreign currency charge due to the Venezuela currency devaluation in the first quarter of fiscal 2010. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Provision (Benefit)

The income tax provision (benefit) consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company recorded an income tax provision (benefit) of $9,943,000 and $(2,166,000) for the three months ended September 30, 2010 and 2009, respectively. The current quarter provision was recorded primarily as a result of the impact of the Company updating its estimate of pre-tax income (loss) for the year. The Company recorded an income tax provision (benefit) of $1,561,000 and $(3,147,000) for the nine months ended September 30, 2010 and 2009, respectively. The current year-to-date provision was recorded primarily as a result of permanent differences between GAAP pre-tax and taxable income, and earnings in foreign jurisdictions taxed at different rates. The Company continues to experience volatility in its income tax provision (benefit) and effective income tax rate, principally because such differences are relatively significant in relation to pre-tax income (loss). During the three and nine month periods ended September 30, 2010, the Company paid cash income taxes totaling $522,000 and $2,892,000, respectively.

The 2010 year-to-date effective tax rate differs from the statutory United States federal income tax rate of 35% principally due to earnings in foreign jurisdictions taxed at different rates of (28.8)%, permanent differences between GAAP pre-tax income and taxable income of (33.4)%, recognition of uncertain tax benefits of 6.7%, favorable tax settlements of (4.6)%, state income taxes of 3.1%, and other permanent items. Depending on the levels of consolidated pre-tax earnings, these differences can have a significant impact on the effective tax rate.

The 2009 year-to-date effective tax rate differs from the statutory United States federal income tax rate of 35% principally due to permanent differences between GAAP pre-tax income and taxable income of (11.1)%, state taxes of 6.9%, earnings in foreign jurisdictions taxed at different rates of (5.4)%, releases of reserves for uncertain tax positions primarily related to statute closures and expected audit settlements in foreign jurisdictions of 2.2%, and other permanent items.

The Company regularly reviews its deferred tax assets for recoverability and has established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company assesses the recoverability of the deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods. Failure to achieve the Company’s operating income targets in the next year may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, an adjustment to income would occur if we determine that we are able to realize a different amount of our deferred tax assets than currently expected.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of September 30, 2010 and December 31, 2009 as well as cash flows for the nine months ended September 30, 2010 and 2009 (in millions):

	As of September 30, 2010	As of December 31, 2009
Cash and cash equivalents	$113.1	$106.9
Working capital	84.9	65.6
Long-term debt, less current portion, exclusive of debt discount	251.7	255.5

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$23.1	$32.9
Net cash (used in) investing activities	(4.6)	(3.5)
Net cash (used in) financing activities	(11.3)	(24.0)

Overview

As of September 30, 2010, the Company had cash and cash equivalents of $113.1 million and $84.9 million in net working capital (current assets in excess of current liabilities) compared to $106.9 million and $65.6 million at December 31, 2009. The Company’s primary sources of operating cash are customers’ payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue at September 30, 2010 and December 31, 2009, was $179.1 million and $161.6 million, respectively. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside of the United States could be repatriated to the United States, but under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. The Company utilizes a variety of tax planning and financing strategies with the objective of having its worldwide cash available in the location where it is needed.

The Company’s days sales outstanding (DSO) for the last seven quarters are set forth in the following table:

Quarter Ended:	2009
March 31	72
June 30	78
September 30	74
December 31	74
2010
March 31	76
June 30	71
September 30	77

Days sales outstanding have ranged from 71 to 78 for the last seven quarters and are expected to remain in this range for the fourth quarter of 2010.

As of September 30, 2010, the Company had $7.0 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

Considering current cash reserves, funds from future operations and availability of funds under the Company’s 2007 credit facility, management believes that the Company will have sufficient liquidity to fund its operations through at least the next twelve months. However, the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. There can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future and if so, there can be no assurance that the Company will be able to do so on terms favorable to the Company or at all.

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

As of September 30, 2010, the Company had $42.5 million in borrowing capacity available under its 2007 credit facility. Borrowing capacity under the 2007 credit facility may be reduced or otherwise limited as a result of the Company’s obligation to comply with certain financial covenants. However, the Company is currently in compliance with these covenants (as described below). The Company increased its leverage to finance its acquisitions of CRS (2005) and NSB (2008). As described below, as of September 30, 2010, the Company had $230 million outstanding convertible senior notes and $57.5 million outstanding under its 2007 credit facility. This indebtedness may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. While the Company currently expects that additional capital will be available to it through the incurrence of debt or issuance of equity securities, these alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

Operating Activities

The Company’s operations provided $23.1 million in cash during the nine months ended September 30, 2010. Cash flows from operating activities were generated even though the Company reported a net loss of $10.5 million. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $26.6 million of depreciation and amortization, $13.2 million of stock-based compensation expense, $1.8 million of provision for doubtful accounts, $1.3 million of debt issuance fee amortization, $6.3 million of debt discount amortization, and $3.5 million of restructuring charges and other. Net working capital changes decreased overall cash provided from operations by $16.8 million. The working capital changes relate primarily to an increase in other current assets of $3.7 million, an increase in accounts receivable of $6.7 million, a decrease in accounts payable and other accrued liabilities of $0.9 million, and a decrease in accrued restructuring costs of $2.5 million for payments made in connection with the Company’s restructuring activities in 2010.

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

Investing Activities

The Company’s principal investing activities for the nine months ended September 30, 2010, included $3.9 million for capital expenditures and $0.7 million in business combination costs.

The Company’s principal investing activities for the nine months ended September 30, 2009, included $2.5 million for capital expenditures and $1.0 million in additional business combination costs.

Financing Activities

Financing activities for the nine months ended September 30, 2010, included $10.2 million of payments on the 2007 credit facility and capital leases and $2.6 million for the purchase of treasury stock. The Company repurchases a portion of employees’ vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.8 million.

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

2007 Credit Facility

On December 16, 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of $100 million term loan and $150 million in revolving loan facility (after giving effect to an accordion feature). Funds from the 2007 credit facility were allowed to be used to finance the NSB acquisition and to pay certain fees and expenses incurred in connection with the NSB acquisition; and following such acquisition, to provide ongoing working capital and to be used for other general corporate purposes. The Company pledged all of its assets as collateral, subject to certain exceptions. The terms of the 2007 credit facility require compliance with various covenants, described below. Amounts repaid under the term loan may not be re-borrowed.

During the fourth quarter of 2008, the Company initiated discussions with its lenders to amend, and on December 30, 2008, amended the 2007 credit facility (December 2008 amendment) to, among other things, (i) amend the total leverage ratio to add back up to $4 million in restructuring charges to consolidated EBITDA in connection with certain restructuring activities undertaken by the Company during the quarter ending December 31, 2008, (ii) repurchase up to $25 million of the Company’s convertible senior notes, and (iii) to reduce the revolving credit facility from $150 million to $100 million, which reduced the lenders’ aggregate commitment to the Company and allowed the Company to reduce the commitment fees it paid on the unused capacity.

During the third quarter of 2009 the Company initiated discussions with its lenders regarding an amendment to modify or eliminate the total leverage and fixed charge ratios. At the time the Company entered into the 2007 credit facility and at the time of the December 2008 amendment, the Company believed it had the ability to manage its business in compliance with the terms of the 2007 credit facility, as then amended. However, as a result of changes in the economic climate, the total leverage and fixed charge coverage ratio covenants contained in the 2007 credit facility had become a potential impediment to the Company’s ability to operate its business successfully and make business changes in response to the economic climate, primarily because such covenants were influencing, at least in part, certain business decisions as the Company sought to comply with such covenants. As a result of the discussions, on September 30, 2009, the Company amended the 2007 credit facility (September 2009 amendment) to amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, which allowed the Company to operate with fewer constraints. In consideration of the amended covenants, the Company also agreed to, among other things (i) amend the maturity date from February 19, 2013 to September 30, 2012, (ii) increase the applicable interest rates and commitment fees payable under the facility, and (iii) repay the term loan facility, which had an outstanding principal balance of $79 million. On September 30, 2009, the Company paid the outstanding term loan balance by drawing $72.5 million under the revolving facility and paying $6.5 million from discretionary funds.

At the time the Company negotiated and entered into the December 2008 amendment and September 2009 amendment, and disclosed the enactment of the amendments, the Company was not in breach, nor did the Company believe it was reasonably likely to be in breach of the 2007 credit facility.

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

Interest under the 2007 credit facility is variable, and at September 30, 2010, the effective weighted average interest rate was 5.18%. At September 30, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 28, 2010 and July 29, 2010, the Company made voluntary principal payments of $5.0 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $57.5 million and unused borrowing capacity of $42.5 million under the revolver at September 30, 2010. On October 28, 2010, the Company made a voluntary principal payment of $10.0 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $47.5 million.

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

Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and active contracts are inclusive of the interest rate margin of 4.00% applicable at September 30, 2010, under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%

03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$ 5 million	09/30/09 – 09/30/10	6.050%

At September 30, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.78% (inclusive of 4.00% interest rate margin applicable at September 30, 2010, under the 2007 credit facility). As of September 30, 2009, as a result of repayment of the term loan facility, the interest rate swaps were de-designated and no longer qualify for hedge accounting treatment. The interest rate swaps are recorded as a net liability of $0.3 million in accrued expenses as of September 30, 2010. The interest rate swaps resulted in a gain for the change in the fair value of the interest rate swaps of $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, and is included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

At September 30, 2010 and December 31, 2009, the debt discount was $35.8 million and $42.1 million, respectively. At both September 30, 2010 and December 31, 2009, the Company has $230 million in principal due under the convertible debt. The net carrying amount was $194.2 million and $187.9 million as of September 30, 2010 and December 31, 2009, respectively. The Company is amortizing the debt discount through the date at which the Company can begin to redeem the convertible senior notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3.5 million and $3.4 million related to the convertible debt for the three months ended September 30, 2010 and 2009, respectively, of which $1.4 million in each year is based on the coupon rate. The Company recognized interest expense of $10.4 million and $10.0 million related to the convertible debt for the nine months ended September 30, 2010 and 2009, respectively, of which $4.1 million in each year is based on the coupon rate.

Foreign Currency Risk

The Company has operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose the Company to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, Malaysian ringgit and Venezuelan bolivar. The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchase options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2010, the Company had no open foreign currency forward or option contracts or any other foreign currency denominated derivative or other financial instrument in effect.

The Company conducts limited operations in Venezuela (i.e., revenue derived from Venezuelan operations represented less than 0.1% of the Company’s consolidated revenue for the three and nine months ended September 30, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1.3 million due to the revaluing of its bolivar-based assets.

Off-Balance Sheet Arrangements

Through September 30, 2010, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Obligations

There are no material changes to the Company’s contractual obligations from its December 31, 2009 Annual Report on Form 10-K.

Certain Factors That May Affect Future Results

Economic conditions could materially adversely affect the Company.

The Company’s operations and performance vary significantly in relation to worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. These and other economic factors have in the past, and could in the future, materially adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results. All of these factors could also increase the volatility of the Company’s stock price.

Our results have been harmed by, and our future results could be harmed by, economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended September 30, 2010 and 2009, 29.3% and 28.0%, respectively, of total Company revenues were generated by the Company’s international operations. During the nine months ended September 30, 2010 and 2009, 30.9% and 30.2%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will be able to maintain or expand its international sales. In addition, if the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during the three and nine months ended September 30, 2010, foreign currency transaction losses totaled $0.1 million and $1.8 million, respectively. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We have a significant amount of debt outstanding under our convertible senior notes and our 2007 credit facility which could have various adverse effects on our business and financial conditions.

As of September 30, 2010, we had approximately $230 million of outstanding debt under our convertible senior notes. In addition, in February 2008, we borrowed $160 million under our 2007 credit facility, of which $57.5 million was outstanding at September 30, 2010, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

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

The results of operations or financial condition of the Company may be negatively impacted by fluctuations in foreign currency exchange rates. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive value added resellers (VARs). As a result, certain sales and related expenses are denominated in currencies other than the United States dollar. The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, Malaysian ringgit and Venezuelan bolivar. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the United States dollar and other currencies because our financial results are reported on a consolidated basis in United States dollars and through the use of foreign currency denominated loans available under the Company’s 2007 credit facility. In an effort to minimize operation fluctuations due to currency movements, we may attempt to limit foreign exchange exposure through operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to offset the effects of exchange rate changes. In addition, the Company may enter into forward currency contracts and purchase options contracts to mitigate unfavorable impacts to our non-operating income. However, we can provide no assurance that any of these strategies will be effective.

The continued future success of our Epicor product could materially impact our ability to successfully grow our business.

Epicor 9, our next generation ERP software product, became generally available during the fourth quarter of 2008. If we are not able to continue to successfully market and license Epicor 9 in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.

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

Development of new technologies may also cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Developing licensing models include Software as a Service (SaaS), hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. The Company currently offers a hosted model as well as a SaaS model to its NSB retail customers, and to a limited extent, its enterprise customers. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

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

In connection with our acquisitions, as of September 30, 2010, we have goodwill of $369.9 million and $63.2 million of amortizing acquired intangible assets on our balance sheet. Although the goodwill is not amortized, we are required to test the goodwill for impairment at least yearly and any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our executive officers and other senior members of our management team such as our, chief executive officer, chief marketing officer and executive and senior vice presidents are critical to the overall management of the Company as well as the development of our technology, our operations and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The transition of key executives, as well as the loss of other key members of our executive management team could adversely affect our ability to compete effectively and seriously harm our business if the management team is unable to lead the Company during such times of transition or attract qualified replacements in a timely manner.

We may not be able to maintain and expand our product offerings or business if we are not able to retain, hire and integrate sufficiently qualified personnel.

The Company’s success depends in large part on the continued service of key management personnel that are not subject to employment agreements, including, but not limited to, several of the key personnel employed as a result of the Company’s acquisitions. In addition, the Company needs to expand its workforce to continue its growth, and the competition to attract, retain and motivate qualified technical, sales and software development personnel is intense. Additionally, the sudden unexpected loss of such technical personnel, such as developers can have a negative impact on the Company’s ability to develop and introduce new products in a timely and effective manner. There is no assurance that the Company will retain its key personnel, including those who came to the Company as part of acquisitions, or attract sufficient numbers of qualified key personnel in the future. The failure to retain or attract such persons could have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

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

Moreover, the Company from time to time receives claims from third parties that the Company’s software products infringe upon the intellectual property rights of others. The Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. This risk is potentially heightened in such diverse international markets as Eastern Europe, Asia and the Middle East where intellectual property laws are less rigorous than in the United States. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements or result in an injunction against the Company. The terms of such royalty or license arrangements, if required, may not be favorable to the Company.

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

The Company’s quarterly operating results have fluctuated significantly in the past. For example, from the first quarter of 2008 through the third quarter of 2010, quarterly operating results have ranged from a net loss of $8.0 million to net income of $6.7 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2008 through the third quarter of 2010, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $89.8 million at December 31, 2008 to $113.1 million at September 30, 2010. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 65 to highs of 78, due to a variety of factors. Given the recent economic turmoil, the Company may have more difficulty collecting its accounts receivable. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. Further, without sufficient cash flows, the Company may not be able to service its debt or it may not be able to comply with certain covenants under its 2007 credit facility. As of September 30, 2010, the Company had a $230.0 million obligation to holders of the Company’s convertible senior notes and $57.5 million in debt outstanding under the 2007 credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three-year period ended September 30, 2010, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $13.87. For the nine months ended September 30, 2010, the price of the Company’s common stock ranged from a low of $6.41 to a high of $10.75. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At September 30, 2010, the Company had $113.1 million in cash and cash equivalents. Based on the investment interest rate and the balance as of September 30, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.1 million on an annual basis (to the extent the Company’s returns exceed 1%), as well as a corresponding decrease in the Company’s net income and a decrease in cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the United States are not afforded such protection. The Company has approximately 77.2% of its cash and cash equivalents outside the United States. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility required the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for a portion of the outstanding term loan balance for a period of time. On April 18, 2008, March 11, 2009 and March 12, 2009 the Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. At the time the Company entered into the interest rate swaps, they qualified for hedge accounting treatment. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps on the balance sheet. As of September 30, 2009, the Company de-designated the swaps as a result of its repayment of the term loan under the 2007 credit facility, and the fair value changes are now recorded in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At September 30, 2010, the interest rates swap arrangements hedged the floating rate interest risk on $40.0 million of the $57.5 million balance then outstanding under the 2007 credit facility. Accordingly, at September 30, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.2 million (on the un-hedged principal amount) on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk

The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, Malaysian ringgit and Venezuelan bolivar. The Company did not have any foreign currency forward or option contracts or other material foreign currency denominated derivative or other financial instruments open as of September 30, 2010. International revenues represented 29.3% of the Company’s total revenues for the three months ended September 30, 2010, and 22.8% of revenues were denominated in foreign currencies. International revenues represented 30.9% of the Company’s total revenues for the nine months ended September 30, 2010, and 23.7% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three and nine months ended September 30, 2010 of $0.1 million and $1.8 million, respectively. For the three months ended September 30, 2010 the transactional gains and losses were primarily due to the settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies. For the nine months ended September 30, 2010 the transactional gains and losses were primarily due to the devaluation of the Venezuela bolivar, Venezuela becoming highly inflationary, settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
July 1, 2010 to July 31, 2010	91	$8.06		—	N/A
August 1, 2010 to August 31, 2010	1,210	$7.81		—	N/A
September 1, 2010 to September 30, 2010	—	$—		—	N/A

Total	1,301	$7.83	(1)	—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: November 8, 2010	/s/ MICHAEL PIETRINI
Michael Pietrini
Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1	Amendment to Management Retention Agreement dated July 29, 2010 by and between Michael Pietrini and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 2, 2010).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.