Form 10-K
period 2010-12-31
EPICOR SOFTWARE CORP
filed 2011-03-14
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-20740

EPICOR SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0277592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18200 Von Karman Ave, Suite 1000

Irvine, California 92612

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 585-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.001 per share and associated	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:	None.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $320,155,281 computed using the closing sales price of $7.99 per share of Common Stock on June 30, 2010 as reported by the Nasdaq Global Select Market. Shares of Common Stock held by each officer and director and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 1, 2011 was 63,172,750.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Item 1.	BUSINESS

Forward-Looking Statements – Safe Harbor

Certain statements in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the economy, IT spending and the Company’s markets and technology, including Software as a Services and cloud offerings, (ii) the Company’s future financial results, (iii) the impact of new accounting pronouncements, (iv) the Company’s product development plans, (v) the Company’s capital spending, (vi) the Company’s future cash flow from operations, (vii) sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (viii) the effect of the Company’s current legal proceedings, (ix) payment of obligations related to the Company’s restructurings, (x) the Company’s future use of forward or other hedging contracts, (xi) the future impact of recent acquisitions on the Company, including statements regarding products, additional revenue and synergies, (xii) the Company’s future investments in product development, (xiii) schedule of amortization of intangible assets, (xiv) future impact of the Company’s valuation allowance review and (xv) the Company’s future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 26 to 34. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission.

Introduction

Epicor Software Corporation (Epicor or the Company) designs, develops, markets and supports enterprise application software solutions and services primarily for use by midsized companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $25 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. Epicor’s solutions are designed to help companies focus on their customers, suppliers, partners and employees through enterprise-wide management of resources and information. This collaborative focus distinguishes the Company from conventional enterprise resource planning (ERP) vendors, whose primary focus is improving internal business processes and efficiencies. The Company believes that by automating and integrating information and critical business processes internally, as well as across their supply chain and distribution network, enterprises can improve not just their bottom line, but also their top line, allowing them to compete more effectively in today’s increasingly global economy.

The Company’s products include back office applications for production management, supply chain management (SCM), retail management and financial accounting, as well as front office customer relationship management (CRM), human capital management (HCM) and service management. Epicor also provides industry-specific solutions to the manufacturing, distribution, services, retail and hospitality industry sectors, as well as to a range of industries and vertical markets within these sectors including financial services, professional services, industrial machinery, instrumentation/controls, medical device, consumer goods, printing and packaging, automotive, aerospace, hotels, and general merchandise and specialty retail. Epicor’s solutions also focus on the need for increased supply chain visibility and transparency, and offer e-commerce and collaborative portal capabilities that allow companies to further extend beyond the traditional “four walls” of their enterprise and further integrate their operations with those of their customers, suppliers and partners.

The Company’s products are principally developed on and use a service-oriented architecture (SOA) and incorporate Web 2.0 technologies, which can help organizations more quickly and efficiently respond to changing business requirements and practices and empower users to be more productive through collaboration. SOA is a modular, standards-based approach to software development and its deployment is designed to provide a more agile and adaptable application foundation, which can help companies more effectively align their IT resources and enterprise software with their overall business objectives. Web 2.0 is commonly associated with Web applications and technologies that provide a rich, user-centric design to facilitate more interactive information sharing, content development, search, retrieval, interoperability and collaboration over the Internet.

The Company’s products are increasingly offered to customers across a range of deployment scenarios, from on-premise to on-demand to a combination of deployment options, providing a freedom of choice not generally available from most vendors who typically focus on a single deployment model by product. The ability to provide the same software solution on-premise, securely in the cloud, on a virtualized environment, or via a preconfigured appliance allows organizations increased flexibility and scalability. Companies can evolve and change their deployment model – on-demand through multi-tenant software-as-a-service (SaaS), single-tenant (hosted), or as traditional on-premise licensed software, as their business needs evolve without changing their software or business processes.

The Company offers solutions targeted to the following industries:

Manufacturing—Epicor’s manufacturing solutions provide integrated ERP for discrete and mixed-mode manufacturers. The Company’s solutions are designed to meet the challenges of today’s agile manufacturing environment typified by short product lifecycles, continual process improvement, mass customization and lean manufacturing initiatives. The Company’s products have been designed to support a variety of manufacturers – from single plants, to regional or national manufacturers with multiple facilities, to complex, distributed multinational companies that require integrating manufacturing, distribution and outsourced or third-party operations worldwide. Epicor’s manufacturing solutions are designed to meet the unique requirements of specific industries including industrial machinery, instrumentation/controls, medical devices, energy, metal fabrication, automotive, electronics, printing and packaging, aerospace and defense.

Distribution—Epicor’s distribution solutions are designed to meet the expanding requirement to support a demand-driven supply network (DDSN) by increasing focus on the customer and providing a more seamless order-to-shipment cycle, as well as inventory and warehouse management, sales and order processing, financials, CRM and planning and forecasting solutions. The Company’s distribution solution is designed to automate a business, from customer acquisition and order management, to warehouse fulfillment, shipping and logistics, accounting and customer service. The distribution suite offers an end-to-end solution set tailored for wholesale distributors, including third-party logistics providers.

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

Hospitality—Epicor’s hospitality solutions, designed for the hotel, resort, casino, food service, sports and entertainment industry, can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system (PMS) integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution.

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

Human Capital Management (HCM)—Epicor HCM solutions automate corporate human resources processes, enabling the tracking, management, analysis and reporting of employee data from recruitment to retirement. Capabilities covering recruitment, benefits, compensation, performance and absence tracking can deliver greater control and visibility over hiring, staffing, time off and benefits administration. Employee self service, paperless workflows and automated alerts assist managers and employees with routine set up and administration tasks for improved efficiency. Epicor HCM offers a complete HR solution that can help align corporate goals with employee performance for improved workforce management and regulatory compliance.

Supply Chain Management (SCM)—Epicor’s supply chain management solutions enable companies to extend and optimize their enterprises and more effectively collaborate with their customers, suppliers and partners. From business-to-business eCommerce and advanced planning and scheduling applications to advanced warehouse management, forecasting and fulfillment, Epicor offers solutions that can improve operational performance, while strengthening relationships across the supply chain to increase customer value.

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

IT Service Management (ITSM)—Epicor ITSM provides a robust set of features and capabilities that are designed to align the delivery of information technology (IT) services with needs of the enterprise. Epicor ITSM supports the delivery of end-to-end services through the use of best practice process models and service level agreements (SLA). ITSM addresses the operational processes and practices of IT as outlined by the Information Technology Infrastructure Library (ITIL) in five key service management areas: incident management, problem management, change management, configuration management and service level management.

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

The Company offers consulting, outsourcing, education and support services to supplement the use of its software products by its customers. Midmarket companies require cost effective systems that have broad functionality, yet are rapidly implemented, easily adapted and highly configurable to their unique business requirements.

The Company was incorporated in Delaware in November 1987, under the name Platinum Holdings Corporation. In September 1992, the Company changed its name to Platinum Software Corporation. In April 1999, the Company changed its name to Epicor Software Corporation. The Company has fifteen active operating subsidiaries worldwide.

As part of its business strategy, the Company has pursued acquisitions to expand its customer base, global product offering and geographic footprint. The acquisitions described below are typical of this ongoing strategy.

Spectrum

In December 2010, the Company acquired SPECTRUM Human Resource Systems Corporation (Spectrum), a privately held software company headquartered in Denver, Colorado. The acquisition of Spectrum provided the Company with a complete human capital management (HCM) solution which includes core HR, self-service, benefits and compensation management, applicant tracking, talent and workforce management, organization charting and reporting and succession planning. Based on Microsoft® technologies, Spectrum’s deployment options include both hosted and on-premise. The Company recorded the acquisition of Spectrum using the acquisition method in 2010, and the results of Spectrum’s operations have been included in the Company’s Consolidated Statements of Operations from the date of the acquisition.

NSB

In February 2008, the Company acquired NSB Retail Systems PLC (NSB), a publicly held software company headquartered in Montreal, Canada and previously listed on the London Stock Exchange. The acquisition of NSB expanded the portfolio of products and services for large and midsized specialty retailers and department stores, as well as a fully hosted, managed service offering designed for smaller retailers who are interested in rapid implementation via an on-demand versus on-premise offering. The Company recorded the acquisition of NSB as a business combination in 2008, and the results of NSB’s operations have been included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Background

Epicor designs its products and services primarily for midmarket companies and the divisions and subsidiaries of Global 1000 enterprises, which generally consist of companies with annual revenues between $25 million and $1 billion, and emerging enterprises, which generally consist of rapidly growing businesses with annual revenues under $25 million. In the past, midmarket companies were underserved by “generic” business software applications with limited functionality or overburdened by complex financial, retail and ERP systems that had originally been designed for multi-billion dollar, global corporations. These large enterprise systems, though highly functional, are also extremely complex and expensive to purchase, install, integrate and maintain. The breadth of functionality and often inflexible design of these systems can require considerable implementation services and ongoing support, particularly when business processes change, which can occur frequently in rapidly growing organizations. The complexity of the infrastructure and ongoing maintenance to support large enterprise systems often results in a centralized or head office deployment model supplemented by other often disparate systems at the subsidiary or division level. This can limit access to critical, real-time operational data, which in turn can impact the timely availability of information to decision makers, managers and key employees. Moreover, due to their size and complexity, these mostly proprietary systems can be slower to incorporate than newer, more flexible technologies and are often built around restrictive best-practice templates that provide little adaptability to meet the constantly evolving requirements of growing midmarket companies.

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

Epicor’s experience is that midsized companies are practical consumers with respect to technology, typically selecting affordable, proven solutions. The dramatic decrease in information technology costs over the past decade, coupled with a simultaneous increase in computing power, has made key new technologies accessible to this cost-conscious market. Microsoft Corporation took advantage of increased computing capabilities to develop the Microsoft Server family, including Microsoft Windows Server®, a robust network operating system, and Microsoft SQL Server®, a scalable relational database that provides midsized businesses with a sophisticated technology infrastructure previously accessible only to Global 1000 corporations. Microsoft continues to enhance the scalability, performance and capabilities of their platforms, while lowering development costs for solution providers and IT departments. This strategy has continued to make Microsoft a preferred technology platform for the SME market, mainly for its features, familiarity and ease of use.

The increasing adoption of more cost-effective, adaptable and agile infrastructures such as SOA, Web services, and technologies like the Microsoft .NET Framework, as well as the recent emergence of on-demand and cloud computing platforms, such as Microsoft Windows Azure™ are also driving midsized companies to increase their investment in enterprise applications. Unlike monolithic, tightly-coupled systems, SOA and Web services provide the ability to create highly functional applications through the assembly or collection of loosely coupled, self-describing business services. These services or components expose application functions as granularly as possible, easing the complexity of integrating with other systems or tailoring the application to best suit a specific business process. Additionally, Web services specifications have emerged to standardize cross-application communication, especially over the Internet. This standards-based design approach provides a secure, scalable, unified design framework that allows both developers and information workers to more easily access, combine and reuse software application functionality.

Epicor’s early adoption of the Microsoft .NET Framework and Web services, which are based on Extensible Markup Language (XML) allows its product offerings, development and services to leverage the benefits of SOA and provide growing midsized businesses with increased flexibility, interoperability and cross-platform capability. These capabilities are extremely important to increasing the value that IT already provides to businesses. With the cautionary businesses environment that has followed the global recession of 2008-09, IT has become even more crucial to business execution and therefore competitiveness – whether standardizing and deploying business processes quickly across their enterprise or outmaneuvering competitors by shortening time-to-market and product release cycles. Analysts expect that IT, and particularly software and enterprise applications, spending will rebound and return to growth in 2011. According to a January 6, 2011 press release issued by Gartner, Inc., “Worldwide IT spending is forecast to total $3.6 trillion in 2011, a 5.1 percent increase from 2010. The enterprise software segment is projected to grow 7.5 percent in 2011.”[1]

Cloud computing, which consists of delivering on-demand applications, data storage and access, computing and communications, along with a variety of other services through the Internet versus on a company’s own servers, networks and infrastructure is rapidly growing in popularity. As businesses look at new ways to reduce the cost of managing and maintaining their IT systems, while remaining current with rapidly evolving technology trends in an increasingly global economy, cloud computing can offer companies the ability to securely provide and provision data and applications to their employees, partners and customers, anywhere in the world through Internet-accessible servers that are managed and maintained by third parties or “virtually”.

Increased market acceptance of public and private cloud offerings for computing infrastructure, capacity and applications available from the Internet is driving adoption of more mission critical cloud-based services. According to a December 14, 2010 press release issued by Gartner, Inc., “Worldwide SaaS revenue within the enterprise application software market is forecast to reach $9.2 billion in 2010, up 15.7 percent from 2009 revenue of $7.9 billion. The market is projected for stronger growth in 2011 with worldwide SaaS revenue totaling $10.7 billion, a 16.2 percent increase from 2010 revenue.”[2] Increasingly, companies are viewing SaaS as smart investment because it offers many business benefits, including low initial and predictable ongoing costs, reduced cost of ownership, high reliability and reduced IT complexity. Epicor’s early adoption of cloud computing has also made its offerings more accessible and in many cases, more cost effective for businesses.

[1]	Source: Gartner, Inc. press release dated January 6, 2011 “Gartner Says Worldwide IT Spending to Grow 5.1 Percent in 2011.”
[2]	Source: Gartner, Inc. press release dated December 14, 2010 “Gartner Says SaaS Revenue Within the Enterprise Application Software Market to Total $9.2 Billion in 2010”

The Gartner Report(s) described herein, (the “Gartner Report(s)”) represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Report) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

We believe that SOA, Web services and cloud computing can enable businesses to more efficiently align their information systems and technology resources, allowing them the ability to respond quickly to continually changing business requirements.

Industry Segments and Geographic Information

Epicor’s reportable operating segments include license fees, consulting, maintenance and hardware and other. A breakout of the Company’s revenues, cost of revenues and gross profit by segment is provided in Note 15 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” A summary of the Company’s revenues, cost of revenues and gross profit by geographic region is incorporated herein by reference to Note 15 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Technology Strategy

The Company’s technology strategy is to develop leading enterprise software applications using industry-standard tools where possible and to take advantage of leading third-party, industry-standard technologies for database management systems, operating systems, user-interface components, infrastructure and network connectivity. As the Company continues to focus on delivering flexible, scalable enterprise solutions, it is increasingly leveraging the cloud, which offers the flexibility of elastic IT infrastructure and applications via a utility service model and SOA which supports the integration of computing and communication paradigms as one across multiple devices. The Company is further expanding its use of concepts and practices that have become commonplace on the Internet. Enterprise search, links, tags, wikis, activity streams, syndication and social networking have evolved to enhance communications, secure information sharing and increase collaboration and functionality of the Web. These second generation or Web 2.0 capabilities have become pervasive in their use and adoption by Internet and online users. Businesses recognize that leveraging these skills across their enterprise resources and systems can improve productivity and foster more active collaboration and innovation. For businesses to compete in what is now a real-time, “business anywhere, anytime” world, they need the infrastructure, software and systems that can rapidly aggregate distributed enterprise data and online resources to securely deliver information not only to the desktop, but to new generations of mobile devices and users.

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

Architecture

The Company’s architectural approach to its products is focused on helping its customers and partners economically deploy, tailor and integrate highly functional applications to meet their specific business processes and industry requirements. Ease of use and high usability are key strategic objectives of the architecture and through the development and enhancement of specialized frameworks, interfaces and end-user tools, companies and individuals can optimize labor-intensive data management and processing tasks. The Company continues to extend and enhance this strategic approach to architecture across its product lines – enabling enterprises to incorporate new and existing capabilities more seamlessly, better leverage their existing IT assets and implement new industry processes and best practices more fully.

The Company’s product architecture is designed to increase a business’ efficiency and agility by automating business processes, improving the visibility and reliability of information and supporting increased volumes and faster processing of new and existing business transactions. In addition to driving efficiency, the Company’s architecture is designed to manage complex workflows between operations, processes and functions based on events, conditions, tolerances and rules to orchestrate and link interactions, approvals and notifications. This flexibility can allow an organization to more rapidly implement and propagate their unique and mission critical business processes and practices across their enterprise. The product architecture provides the capability for enterprises to change strategy, innovate or implement new ideas or processes quickly – which in turn can improve overall competitiveness.

The Company’s technology direction currently embraces the Microsoft .NET Framework for XML-based Web services, networking architecture and graphical user interface components. Through the .NET Framework, the Company provides comprehensive support for Web services deployment within a SOA framework. Utilizing the .NET Framework and the XML standard for data exchange allows the Company’s products to provide customers with increased access to information both within and between their organizations – no matter where their offices or employees are located. This strategy enables the Company’s development teams to leverage Microsoft technology wherever feasible, while also allowing the use of specialized development tools, databases and technologies appropriate to the requirements of each product’s industry, vertical or target market. As a long standing Microsoft Gold Certified Partner and an early adopter of the .NET Framework, and more recently Windows 7®, Epicor is able to leverage its expertise with Microsoft technology to benefit its customers worldwide.

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

The Company has incorporated numerous usability features into its user interfaces (UIs) to simplify the operation of, and access to, its products. All of the Company’s product lines incorporate the popular Microsoft Windows® graphical user interface (GUI). The Company’s UI tools include industry-standard field controls, pull-down menus, tool bars and tab menus that facilitate the use of the software. The Company’s products incorporate many of the latest and most advanced UI features such as process wizards, cue cards, advanced online help and online documentation. As the model for distributed computing continues to evolve through the advent of Internet technologies, the Company offers additional client deployment models, including thin-client, smart-client, browser-based and mobile client access.

The Company provides comprehensive application development, extension and customization capabilities for all its product lines. Complementing the SOA, these customization tools deliver a complete development environment, enabling a user to make changes ranging from a simple field name change to building an integrated custom application. Although significant customization can be supported, the Company attempts to minimize customization of its products by delivering high functionality, industry-focused templates and best practices, coupled with application tailoring capabilities and SOA, which provides for significant flexibility in the look and feel, business process, reporting and workflow of the applications.

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

Epicor True SOA™

The Company has significantly expanded the scope and capabilities of its SOA in the Epicor product, which it refers to as Epicor True SOA™, around six major areas: addressable components, open standards, customization, business process management, globalization and distributed data management. The Epicor True SOA™ further extends the ability for individual operations, functions, services and events to be more easily deployed and managed in user-definable processes and integration scenarios. Additionally, these capabilities help extend Epicor’s suitability to more deeply penetrate existing vertical markets, address adjacent verticals and expand into new countries and regions.

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

Application components can be customized to hide unnecessary data, add new data, revise or reorganize application forms or establish specialized workflows for users. These customizations do not affect the core or baseline product, which allows customers the ability to extend and enhance the application without becoming locked out of future updates or new software releases.

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

For companies with global operations or conducting global commerce, the extended globalization capabilities of Epicor provide increased support for complex journal posting, multiple books, tax, rounding and legal numbering to support the needs of foreign subsidiaries, evolving financial reporting standards, entering new markets and regional localizations. Configurable global “engines” allow companies to configure their specific rules for posting, currency, tax and multi-book integration, while providing support for key regulatory and local reporting requirements. As of January 2011, the Epicor product had been shipped to more than 47 countries, in 20 languages with full Unicode and double byte support.

The Company’s Epicor product includes new data indexing and searching features that enable end users and information workers (technically proficient business users) to locate and navigate information in their enterprise business system similarly to the consumer search experience that is ubiquitous on the Internet. Enterprise Search enables users to quickly and securely locate and access enterprise information, without the requirement to navigate traditional menus, screens and look ups. Enterprise Search is specifically designed for use with relational databases and business information. It manages the structured and relational nature of business data as part of the search criteria to determine the relevancy and ranking of the results to the user. The ability to use Enterprise Search and the level of access to reference data, transactions, documents, repositories and content is controlled based on the permissions and security of the user conducting the search.

The Company’s Epicor product includes a browser-compatible user interface (UI) that complements the traditional Microsoft Windows client application. Compatible with leading Internet browsers, including Microsoft Internet Explorer®, Mozilla® Firefox®, Google Chrome™ and Apple® Safari®, the browser user interface can allow broader access to Epicor by remote or mobile employees over the Internet. The Epicor Everywhere™ framework provides a unique technology that stores all client business logic as XML metadata, which permits Epicor applications to run as smart clients, Web clients or on mobile devices, all from the same source code. Since all of the UIs are dynamically created from the Windows client application, users do not have to develop, enhance, maintain or control separate versions of their forms for Web (Epicor Web Access), mobile (Epicor Mobile Access) and desktop UIs (Epicor Smart Client). Additionally, user customizations and personalizations remain intact and business rules are consistently enforced across all of the UIs. Epicor can further extend both transactional and business intelligence capabilities by allowing end-user screens and forms to be embedded in scorecards, dashboards and collaborative portals through Microsoft SharePoint®.

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

Epicor industry solutions enable customers to leverage a solution tailored to the unique needs of their market, as well as focused industry and vertical expertise through the Company’s professional services organization. Epicor industry solutions are additionally complemented by strategic relationships with key partners to provide product extensions and domain expertise as part of an integrated, end-to-end solution. Customers can benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution. Epicor industry solutions target the Manufacturing, Distribution, Retail, Hospitality and Services sectors, and industries and verticals within each sector.

Epicor Manufacturing

Epicor’s industry solutions for manufacturers typically focus on the needs of discrete and mixed-mode manufacturers with increasingly complex and diverse operations including multi-site, off-shore and outsourced production, and warehousing and distribution. In particular, the following key industries are supported: Industrial Machinery, Metal Fabrication, Printing and Packaging, Automotive, Aerospace and Defense, Energy, Electronics and High Tech, Medical Devices, Measuring and Controlling Devices, Rubber and Plastics, Furniture and Fixtures, Lumber and Wood and Primary Metals.

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

Global ERP – Epicor ERP

Released in December 2008, Epicor ERP offers a global configurable ERP solution built specifically to meet the needs of small, medium and large organizations across multiple industry sectors on a worldwide basis. Internally branded as Epicor 9, the Epicor ERP product line incorporates a converged set of the functionality found within the Company’s Vantage®, Vista®, iScala®, Enterprise, Epicor for Service Enterprises, Clientele®, Avanté® and Manage 2000® products. Built using Epicor True SOA™ and a series of configurable application engines, Epicor ERP offers 14 comprehensive suites designed to enable effective business management, better business insight and support for business anywhere.

Epicor ERP supports the manufacturing, distribution and business services industry sectors, as well as their hybrids, and offers functional capabilities and support for businesses operating in the following key vertical industries: Industrial Machinery, Metal Fabrication, Automotive, Aerospace and Defense, Energy, Electronics and High Tech, Medical Devices, Measuring and Controlling Devices, Rubber and Plastics, Furniture and Fixtures, Lumber and Wood, Primary Metals, Construction and Engineering, Consumer Goods (Packaged and Durable), Distribution and Warehouse Management, Value-Added Fulfillment, Beverage Distribution, Redistribution, Service Bureaus, Financial Services, Senior Living Services and General Business Services.

Epicor ERP includes the following application suites: Customer Relationship Management (CRM), Sales Management, Service Management, Human Capital Management (HCM), Financial Management, Supply Chain Management (SCM), Production Management, Planning and Scheduling Management, Project Management, Product Data Management (PDM), Enterprise Performance Management (EPM), Governance, Risk and Compliance Management (GRC), Global Business Management (GBM) and Epicor ICE Business Architecture.

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

•

Sales Management (Estimate and Quote, Order and Demand Management, Advanced EDI, Point of Sales, eCommerce) streamlines the sales process and assists in coordinating activities between sales, plant/warehouse operations, shipping and accounting. It facilitates more efficient management of inventory visibility, pricing, shipping, invoicing and commissions and provides tools and commerce platforms to produce more accurate estimates, streamline the quote-to-cash cycle and improve customer service.

•

Service Management (Maintenance Management, Contract Management, Return Material Authorization, Field Service) provides a collaborative and robust mobile framework for streamlining service operations and preventative maintenance of plant and equipment. It helps create a 360-degree view of a company’s customers to assist in the diagnosis and resolution of inquiries, cases, change requests and issues related to support or service contracts and service-level agreements.

•

Human Capital Management (Payroll, Human Resource Management, Training and Recruitment, Employee Self-Service) solutions deliver software support for all employee related functions whether distributed or centralized. This enables organizations to manage a geographically dispersed workforce in a global manner, ensuring support for various local payroll and legal reporting requirements.

•

Financial Management (Accounts Receivable, Accounts Payable, General Ledger, Financial Report Writer, Advanced Financial Reporting, Advanced Allocations, Cash Management, Deferred Revenue Accounting, Multicurrency Management, Fixed Asset Management, Consolidations and Eliminations, Rebates, Tax Connect) provides local, regional and multi-national businesses with a complete suite of modules to support the collection, monitoring and reporting of their financial information; maximizing visibility, increasing performance and improving cash flow.

•

Supply Chain Management (Purchase, Inventory, Warehouse and Advanced Material Management, Sourcing and Procurement, Shipping and Receiving) helps increase supply chain visibility and remove non-value added processes. By synchronizing processes throughout its value chain, a company can improve its ability to meet customer demands, provide faster delivery and lower costs.

•

Production Management (Job Management, Lean Production, Manufacturing Execution, Quality Assurance, Enhanced Quality Management, Advanced Quality Management, Data Collection and Handheld) includes modules and sophisticated technologies to help model best practices and empower shop floor personnel to make the decisions that can help to optimize production processes.

•

Planning and Scheduling Management (Forecasting and Master Production Scheduling, Material Requirements Planning, Scheduling and Resource Management, Advanced Planning and Scheduling) offers flexible planning and scheduling solutions to help global make-to-order, make-to-stock and mixed-mode manufacturers and distributors improve service levels, response times and drive growth by optimally allocating materials, capacity and resources to meet increasingly complex order and delivery requirements.

•

Project Management (Project Planning, Resource Management, Time Management, Expense Management, Project Billing) offers detailed project structuring, estimation, planning, scheduling, costing and revenue management for complete control and analysis of both repetitive and complex projects. Designed to support the needs of industries with a project orientation, Epicor Project Management provides flexible Work Breakdown Structure (WBS) capabilities including multilevel phases within a project as well as strict project costing and billing to underpin compliance with contract requirements and accounting standards.

•

Product Data Management (Bill of Materials, Product Costing, Routings, Engineering Change and Revision Control, Product Configuration, Product Lifecycle Management) serves as a central knowledge repository and system of record for the management and tracking all of the information related to a product and its lifecycle; from design and launch, through production, archiving and end of life. Product Data Management manages a wide variety of critical product information including product structure, technical specifications, drawings, documents and tooling, as well as revision history, versions, configurations and variants. Its modules help promote integration, data exchange, control, compliance and communication across all constituents of the value chain (internal and external) that interact with the products.

•

Enterprise Performance Management (Management Reporter, Budgeting, Planning and Forecasting, Operational Data Store and Data Warehousing, Scorecards and KPIs, Trackers and Dashboards) provides reporting and analysis, real-time business activity monitoring (BAM), updatable business activity queries (BAQ), system-wide inquiries with drill-around (Trackers) and role-based dashboards to enable increased collaboration, flow of information and better decision support between users, applications, suppliers and customers. Elements of Epicor EPM, Active Planner budgeting, planning and forecasting, and Epicor EPM Cube Connect and EPM Performance Canvas solutions are common component applications also available with the Company’s Enterprise, Clientele, E4SE and iScala products.

•

Governance, Risk and Compliance Management (Corporate Governance, Global Trade Compliance, Risk, Security, Environmental and Energy Management) enables companies to implement and operate ongoing GRC initiatives such as carbon accounting that can help them comply with the mandates, policies and tenets of the regulatory bodies that oversee their business. Epicor GRC provides process controls, documentation, business automation and workflow tools that when applied with procedural controls, can greatly assist an organization in increasing the visibility and internal transparency necessary to meet their compliance and regulatory goals.

•

Global Business Management (Multicompany, Global Multisite, Multilingual and Master Data Management) increases the flexibility and operational control of information in a distributed ERP environment through the embedded support of master data management and control of transactional functions between systems and locations. Depending on the customer requirement, Epicor GBM allows for centralized or distributed operational control, enterprise-wide visibility, intercompany supply chain management and financial consolidation across the extended organization.

•

Epicor ICE Business Architecture (Epicor True SOA™, Microsoft .NET Framework, Web Services, Web 2.0, Operating System and Database Independence, SaaS, Hosted and On-Premise Deployment, Business Process Management) leverages both the social and technical aspects of Web 2.0 technologies with SOA to deliver a technology platform designed for people, built for business and ready for change. Epicor ICE includes the Epicor Everywhere™ Framework , which stores client business logic as XML metadata and permits Epicor ERP applications to run as smart clients or Web clients, or on mobile devices, all from the same source code. It also includes embedded business process management (BPM) capabilities to manage user-defined workflows based on events, conditions, rules and/or established tolerances that can generate notifications, actions and alerts for transactions, metrics or processes.

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

Epicor ERP has been designed to meet the needs of both small and large organizations and a wide variety of deployment scenarios through its four distinct “editions”: Express, Standard, Enterprise and Advanced. Each edition can also be offered in a number of access, usage and licensing models including on-premise perpetual, hosted perpetual, hosted single-tenant subscription and multi-tenant subscription.

Epicor Manufacturing Express Edition is a comprehensive ERP solution designed for the needs of job shops and small manufacturers and delivered using the SaaS model over the Internet. Epicor Express provides the application software “on-demand” or from “the cloud” which, along with predefined data sets, industry best practices and role-based templates can eliminate many of the barriers that keep companies from implementing or upgrading their software – upfront license fees, acquiring new servers, databases and operating environments. Epicor Express enables growing businesses to focus their resources on their core business operations instead of on the procurement and management of new or additional IT infrastructure.

Epicor Express has been preconfigured to meet a range of manufacturing process styles including make-to-order, engineer-to-order and assemble-to-order. Epicor Express is provided on a subscription basis which eliminates the need for customers to purchase, install and maintain on-premise hardware and software. Leveraging the single-instance, multi-tenant, multi-tier Epicor ICE Business Architecture, Epicor Express delivers high reliability, performance and functionality at an affordable price by allowing multiple customers to securely share the same hardware, operating system, database and application software instance. The Express delivery model is designed to help companies reduce complexity, get their software up and running quickly, and decrease initial and ongoing operational costs. As companies grow, they can move to dedicated environments, hosted servers, or even to an on-premise deployment, all without changing or altering their software application.

Epicor Express includes CRM, production management, product management, financials, materials management and business intelligence capabilities including role-based dashboards, information trackers and integrated search capabilities.

Global Retail - Epicor Retail

Epicor Retail integrates comprehensive retail management software with hardware and services to provide a complete solution for fashion, apparel and specialty retailers, as well as general merchandise and department stores. Designed for integration and scalability, Epicor Retail is a complete end-to-end retail solution for large multi-store, multichannel retailers that can also be delivered preconfigured to small single-store retailers for rapid implementation or provided as a hosted, managed services offering, which can bring all of the benefits of “big retailer” functionality to small and midsized retailers. Certain applications of Epicor Retail are deployed into some of the largest multi-register chain and department store environments. Epicor Retail is designed to help retailers choose, acquire and manage merchandise; engage, service and retain customers; and analyze and optimize sales to improve business operations and meet the evolving merchandise and service expectations of today’s multichannel consumers.

Epicor Retail is comprised of modules that can be deployed as a complete solution, preconfigured or fully hosted to support the retailer’s complete business process and provide an integrated “post-to-host” experience from POS through the retail supply chain to the back office. Applications of Epicor Retail are designed to be modular and can also be delivered as best-of-breed solutions – integrated into a retailers existing environment, to meet a specific need or requirement. The following applications are presently generally available in Epicor Retail: Planning, Sourcing and Product Lifecycle Management, Merchandising, Store, Cross-Channel Order Management, CRM, Commerce, Audit and Operations Management, Business Intelligence and Financials.

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

•

Store is an integrated suite of retail applications designed to address in-store technology requirements, enable retailers to deliver a superior shopping experience to their customers, and increase the efficiency and service levels of store personnel. Store is designed around a flexible, multi-tier architecture using the Microsoft .NET Framework to enable a high degree of scalability, extensibility and interoperability. Store provides a variety of deployment options and configurations including thin and thick client, as well as an enterprise model, where the server functions are in a central location versus at each store or store group. Store includes a feature-rich POS and complete in-store system with a highly flexible configurator. Real-time features include CRM, stock locate and returns management, as well as a full complement of in-store back office modules. Mobile Store extends key functionality from the POS and back office solutions to wireless devices; un-tethering managers and other store personnel so that they can more freely engage with customers to increase service levels and improve the overall shopping experience. Enterprise Store Central enables retailers to effectively manage the complex requirements facing large, multi-channel retailers by integrating their store estate and e-commerce channels through centralized configuration management, device monitoring, real-time electronic journals and digital receipts.

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

•

Epicor Commerce enables retailers to increase their web presence, leverage the Internet as a sales channel, enhance the overall customer shopping experience, and build customer loyalty through an intuitive, personalized and engaging e-commerce site. Epicor Commerce provides a comprehensive framework and toolset designed to manage the day-to-day operations of an e-commerce website. Epicor Commerce Management Console enables administrators to manage user rights, products, content, linked documents, web page creation and orders. The toolset is designed so that changes to content and the website can be made by business users without the need for programmers or graphic designers. Epicor Commerce integrates with Epicor Retail and Epicor ERP from product pricing and promotions to availability and fulfillment to support a comprehensive, unified view of product, inventory and customer information.

•

Audit and Operations Management consolidates, validates and secures data from all sales channels into one location and to one standard, then maps it consistently with corporate enterprise applications. Sales Audit manages the integrity and accuracy of the data flowing into head office information systems by auditing, validating and correcting errors up front and bridging the gap between the enterprise and its sales channels. Voucher Management provides real-time updating of balances for gift cards, gift certificates and merchandise credits. Loss Prevention automatically detects patterns of fraudulent activity and identifies procedural violations to reduce shrink, deter theft and increase profitability while keeping the store an employee-friendly workplace. Employee Productivity and Commissions enables a retailer to evaluate, track, encourage and reward employee performance correctly, fairly and automatically.

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

•

Secure Data Manager (SDM) streamlines the process of securing retail information and payment data to support compliance with the evolving Payment Card Industry Data Security standards (PCI-DSS) and Payment Application Data Security Standards (PA-DSS). Secure Data Manager is a single application that consolidates and manages cardholder payment data in a secure manner from a variety of sources and applications. Using tokens or pointers as a reference for interfaced applications, SDM manages access controls and secures sensitive data by controlling all payment information through a single product. SDM can reduce the time, effort and expense associated with establishing, verifying and maintaining compliance across multiple solutions and can streamline the process of securing sensitive cardholder data, wherever it may reside in an organization.

To support implementation of Epicor Retail, a wide range of services are available including project management, requirements definition, system configuration, custom development, user training and standards documentation, store and corporate support, database administration and managed and ongoing client care services.

Industrial – Epicor iScala

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

iScala is optimized for use with the Microsoft Windows 2000/2003/2008 operating system and the Microsoft SQL Server 2000/2005/2008 relational database. iScala leverages XML Web services to enable integration with other applications within and external to the enterprise. In addition to the availability of XML Web services, iScala supports various industry-standard technologies, including Microsoft Message Queue Services, Transaction Services and COM+ architecture, which along with XML documents, improves componentization and supports reliable message-based integration between applications and distributed servers.

iScala can be configured as an Enterprise Server version targeted at multi-site operations or as a Business Server version targeted at single-site operations. Each server version consists of the following optional suites and components: Financials (including General Ledger, Sales Ledger, Purchase Ledger, Promissory Notes, Cash Flow, Direct Invoicing, Advanced Credit Control and Fixed Assets), Asset Management, CRM, Sales Order Management, Material Management (including Stock Control and Purchase Management), Warehouse Management, Supply Chain Tools, Requisition Management, Commission Management, Warehouse Data Collection, Manufacturing, Advanced Manufacturing, Manufacturing Value Pack, Service Contract Management, Purchase Contract Management, Sales Contract Management, Lease Contract Management, Project Management, Service Management and Payroll. In addition to these application components, Epicor Service Connect enables collaboration between applications, suppliers and customers, and the iScala Business Intelligence Server offers a suite of analytical and reporting tools designed to convert data into information that can be presented by the Web, portals, Windows or Office documents.

iScala’s global functionality and numerous country-specific localizations provide the ability to deliver a solution for over 150 countries and territories with the local requirements for tax management, currency handling, language capabilities, statutory reporting, banking interfaces and asset depreciation rules.

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

Other Products

Human Capital Management – Epicor HCM

Epicor HCM enables a company to track, manage and analyze all facets of its employee data from recruitment to retirement. Event-based alerts, detailed reporting and embedded analytical tools provide a company’s management team with a complete picture of their workforce, as well as the information and documentation necessary to support constantly evolving government and regulatory compliance requirements.

•

Recruitment Management provides the tools to automate the recruiting, hiring and on-boarding of new employees. Automated workflows can be developed to assist HR and hiring managers through common recruiting tasks and processes – opening a requisition, interviewing and hiring.

•

Benefits enables companies to define, administer, track and report an unlimited number of employee benefit plans including complex cafeteria-style plans and flex options. Benefits intuitive interface, automated workflow and electronic signature process enables benefit administrators to more efficiently manage enrollment, eligibility, cost and coverage information. Employee self-service gives employees more control and visibility over their personal information and benefit plans, freeing HR staff to focus on more strategic activities and services.

•

Absence Tracking provides tools to manage, track and report employee attendance, time-off, absences and leave entitlement to help reduce unscheduled absenteeism and ensure adequate staffing coverage to maximize workforce productivity and morale.

•

Compensation enables the planning and management of corporate compensation strategies to help hire and retain the best talent while maintaining compliance with market and corporate budget guidelines. Compensation can assist in managing all types of pay with an unlimited number of grades and ranges – even allowing for different grade scales at different locations within an organization.

•

Performance Management assists companies in aligning corporate goals with employee performance while empowering managers to consistently monitor employee performance and provide feedback throughout the year. From goal tracking and online performance reviews to 360-degree feedback that includes the opinions of colleagues and peers, Performance Management provides a complete set of evaluation and reporting tools for optimizing workforce efficiency and effectiveness.

•	Reporting and Analytics provides a variety of standard reports, as well as reporting tools, metrics and ad hoc query capabilities to help analyze all aspects of a company’s key asset: its employees.

•	Payroll is an add-on module that handles the processing of all employees paychecks and provides necessary company and US governmental reporting.

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

Epicor Enterprise includes the following application suites: CRM, Financials, Supply Chain Management, Portal, Business Intelligence, Project, Payroll/Human Resources and industry-specific solutions delivered for a variety of markets.

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

Epicor Vantage is comprised of groups of modules or suites that can be differently configured to comprehensively support a manufacturer’s or a distributor’s unique business processes. Vantage includes the following application suites: CRM, Sales Management, Customer Service Management, Product Data Management, Planning and Scheduling, Materials Management, Financial Management, eBusiness and Business Performance Management.

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

Epicor ITSM includes the following application suites: Incident Management, Problem Management, Change Management, Configuration Management and Service Level Management. Epicor ITSM also provides IT financial management, including purchasing, inventory and registration of assets, a self-service portal and business intelligence solution. The solution is built using Microsoft Visual Studio and Microsoft .NET Framework and is available in 13 languages.

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

Other Product Offerings

The Company serves as an original equipment manufacturer, vendor or reseller for certain third-party software applications and pays royalties to various organizations in connection with the distribution of third-party software and the sale of products that incorporate third-party technologies. In addition, in certain cases, as part of solutions requested by customers of Epicor ERP, Enterprise, Vantage, Vista, iScala, Avanté, DataFlo and Epicor Retail, the Company resells third-party computer hardware systems and related peripherals.

Marketing, Sales and Distribution

The Company sells, markets and distributes its products and services worldwide, primarily through a direct sales force, as well as through an indirect channel including a network of value-added resellers (VARs), distributors and authorized consultants who market the Company’s products on a predominately nonexclusive basis. The Company’s products are sold to and used by a broad customer base, including manufacturers, distributors, retailers, sports and leisure, recreation and service organizations, as well as companies in technology/software, healthcare, government, education and other sectors. The Company sells its Epicor ERP, Enterprise, iScala and Vantage solutions through a hybrid channel that includes a direct sales force and a network of VARs. The Company also sells its Clientele, ITSM and Vista solutions through an internal telesales organization and through a network of VARs. The Epicor Retail, Avanté and Manage 2000 products are presently sold by direct sales forces. In the United Kingdom, Epicor Retail products, which were previously sold by NSB, are sold exclusively through a single distributor. The Avanté product is sold in certain international locations through VARs and distributors. The Company’s field sales organizations are generally organized on a geographic basis.

In recognition of global opportunities for its software products, the Company has committed resources to a global sales and marketing effort. The Company has established offices in the United Kingdom, Germany, Hungary, Romania, Sweden, Finland, Australia, New Zealand, Canada, Mexico, Hong Kong, Singapore, Taiwan, Thailand, Malaysia and South Africa to further such sales and marketing efforts. The Company sells its products in Europe, Central and South America, Africa, Asia and the Middle East through a mix of direct operations, value-added resellers and certain third-party distributors.

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

A natural progression from hosting and managed services is business process outsourcing (BPO), which offers companies the ability to increase focus on their core business, better manage cost, and gain access to skilled resources by the transitioning of non-value added business processes, such as the management of the accounts payable or expense management to Epicor. Epicor Outsourcing Services provides deep product knowledge and a flexible pool of resources (dedicated or shared) that can be matched to the specific needs of a business.

Professional Services, Technical Support and Software Maintenance

The Company provides a range of value-added services as part of the Epicor Global Services offering. Epicor Consulting Services and Epicor Outsourcing Services provide consulting services, managed services, outsourcing and hosting services to support the implementation and integration of the Company’s software products, as well other technical and business consulting and programming services. Epicor Education Services deliver embedded education, online learning and on-site training options. Professional services are available globally, as part of the Company’s Signature Methodology, on a time and materials basis. The Company also provides fixed fee and shared benefit engagements and occasionally, value-based engagements in which customer payments are tied to the achievement of specific milestones. Fixed fee or milestone-based contracts are based on developing mutually agreed upon project plans, which clearly define the activities that will be performed and the specific deliverables that will be produced, in accordance with predefined acceptance criteria.

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

The Company’s network of VARs and authorized consultants are required to undergo training and certification procedures provided by the Company on the use, installation and implementation of the Company’s products as a condition of being authorized by the Company to sell its products. The Company’s VARs provide software and hardware sales, installation, implementation, systems integration and consulting services to organizations. The Company’s authorized consultants generally are not resellers of the Company’s products, but professional firms who offer implementation services, integration and product support to organizations. The Company believes that its authorized consultants are product influencers or act as “trusted advisors” to organizations making purchase decisions and are a valuable part of the Company’s marketing, sales and distribution efforts.

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

Customers and Backlog

No single customer accounted for more than 10% of revenue for the years ended December 31, 2010, 2009 and 2008. Products are generally shipped as orders are received or within a short period thereafter and, accordingly, the Company has historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is not significant or meaningful.

While the Company enters into long term arrangements for other service offerings such as hosting, application management, and software as a service, the revenues derived from these arrangements have been insignificant to the Company’s overall operations. As such, the amount of future contractual revenue from hosting, outsourcing and SaaS services is not believed to be a significant, relevant or meaningful metric at this time.

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

The Company intends to continue to invest in product development. In particular, the Company plans to continue to (i) develop product enhancements, including additional functions and features for its product lines, (ii) add languages and country specific localizations to expand the geographies that its products can address (iii) leverage SOA, Web services and the Microsoft .NET Framework, (iv) develop additional enterprise applications supporting both business-to-business and business-to-consumer solutions, (v) expand its mobile, on-demand and cloud-based offerings and (vi) develop and/or acquire new applications or modules that build upon the Company’s business application strategy. See “Certain Factors That May Affect Future Results – Forward Looking Statements – Safe Harbor.”

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

Expenditures for software development were $52.5 million, $49.2 million and $52.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenditures for software development as a percentage of revenue were 11.9%, 12.0% and 10.8% for the years ended December 31, 2010, 2009 and 2008, respectively.

Competition

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to the Company’s product offerings that are targeted at the same markets. In addition, a number of companies offer “best-of-breed,” or point solutions, similar to or competitive with a portion of the Company’s enterprise business application suite. Some of the Company’s current competitors, as well as a number of potential competitors have larger technical organizations, larger more established marketing and sales organizations and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company’s products or that achieve greater market acceptance. The Company’s future success will depend significantly upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company’s results of operations. In addition, potential customers may increasingly demand that certain of the Company’s enterprise systems incorporate certain databases or operating system software offered by competing products, but not currently supported by the Company’s products.

The Company primarily competes in three enterprise business applications markets: emerging enterprises, midmarket enterprises and divisions of the Global 1000. The Company defines emerging enterprises as rapidly growing businesses under $25 million in annual revenues and midmarket enterprises as companies with annual revenues between $25 million and $1 billion.

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

The Company has a number of competitors that vary in size, target markets and overall product scope. The Company’s primary competition comes from independent software vendors in four distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting midsized businesses as their traditional market becomes saturated, including Oracle Corporation (includes PeopleSoft and J.D. Edwards) and SAP AG, (ii) mid-range ERP vendors, including Infor Global Solutions (includes Geac, Mapics, Softbrands, SSA, Symix and

Systems Union), Lawson Software Inc. (includes Intentia), IFS, and Microsoft Corporation (includes Dynamics, Great Plains, Axapta and Navision), (iii) established point solution providers that compete with only one portion of the Company’s overall ERP suite, including Sage Software, Ltd. for financial accounting; Deltek, Inc. and UNIT4 Agresso N.V, for professional services automation; HighJump Software, Inc, Activant Solutions, Inc. (includes Prophet21), and Manhattan Associates, Inc. for distribution and warehousing; QAD, Inc., for automotive manufacturing; JDA Software Group, Inc., SAP AG, Oracle Corporation and MICROS Systems, Inc., for specialty retail; and Salesforce.com Inc., Siebel Systems Inc. (owned by Oracle Corporation), FrontRange Solutions USA, Inc. and Numara Software, Inc. for sales force automation, customer service and support and ITSM and (iv) emerging SaaS providers including NetSuite Inc., Plex Online and Salesforce.com, Inc. In addition, as the Company sells its products to larger companies, it also faces increased competition from larger and well-established competitors such as Oracle and SAP AG. While these competitors offer dedicated applications, the Company believes that its broad product offerings, global infrastructure and level of product integration provide a significant competitive advantage.

Intellectual Property

The Company regards its software as proprietary in that title to and ownership of the software generally resides exclusively with the Company, and the Company attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. Despite these precautions, there can be no assurance unauthorized third parties will not copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary. To date, the Company has not relied on patent protection for its software products. While the Company’s competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors such as the knowledge, ability and experience of the Company’s personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software and other intellectual property rights will be adequate or that the Company’s competitors will not independently develop products that are substantially equivalent or superior to the Company’s software products.

The Company’s software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization’s internal business purposes. Additionally, the end user is generally not permitted to sublicense or transfer the products. When sold through VARs and distributors, the Company licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries outside the United States do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Certain components of the Company’s products are licensed from third parties.

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

Employees

As of January 31, 2011, the Company had 2,571 full-time employees, with 574 in product development, 439 in support services, 773 in professional services, 396 in sales, 79 in marketing and 310 in administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments thereto filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.epicor.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission

Item 1A.	RISK FACTORS

Certain Factors That May Affect Future Results

Economic conditions could materially adversely affect the Company.

The Company’s global operations and performance vary significantly in relation to worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. These and other economic factors have in the past, and could in the future, materially adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results. All of these factors could also increase the volatility of the Company’s stock price.

Our results have been harmed by, and our future results could be harmed by, economic, political, geographic, regulatory and other specific risks associated with our international operations.

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the fiscal years ended December 31, 2010, 2009 and 2008, 30.2%, 31.5% and 32.6%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will be able to maintain or expand its international sales. In addition, if the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Compliance with a wide variety of complex foreign laws, treaties and regulatory requirements

•

Activities by our employees, contractors or agents that are prohibited by United States laws and regulations such as the Foreign Corrupt Practices Act and by local laws prohibiting corrupt payments to government officials, in spite of the Company’s policies and procedures designed to promote compliance with these laws;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates, currency devaluation and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations; and

•	Perceived health risks, natural disasters, hostilities, political instability or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during 2010, foreign currency transaction losses totaled $2.0 million. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We have a significant amount of debt outstanding under our convertible senior notes and our 2007 credit facility which could have various adverse effects on our business and financial conditions.

As of December 31, 2010, we had approximately $230 million of outstanding principal amount under our convertible senior notes. In addition, in February 2008, we borrowed $160 million under our 2007 credit facility, of which $47.5 million was outstanding at December 31, 2010, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

This amount of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our 2007 credit facility, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our 2007 credit facility, could permit the lenders to foreclose on our assets securing that debt. For example, we failed to meet the total leverage ratio covenant in our credit agreement during the second quarter of 2008 and were required to seek and obtain a waiver by paying a penalty to prevent an event of default. Although we amended the financial covenants in September 2009 in a manner favorable to us, if we are unable to satisfy these amended financial covenants in the future, amendments or waivers to the credit agreement may not be available on reasonable terms or at all, which may result in an event of default and acceleration of the debt, which we may be unable to pay;

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

The results of operations or financial condition of the Company may be negatively impacted by fluctuations in foreign currency exchange rates. The Company operates throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and non-exclusive value added resellers (VARs). As a result, certain sales and related expenses are denominated in currencies other than the United States dollar. The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso, and Malaysian ringgit. The Company’s results of operations may fluctuate due to exchange rate fluctuation between the United States dollar and other currencies because our financial results are reported on a consolidated basis in United States dollars. The Company has implemented a foreign exchange hedging program using derivative financial instruments (e.g. forward contracts and options contracts) and operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to hedge certain foreign exposures. However, we can provide no assurance that any of these strategies will be effective nor do we rely on our hedging program to eliminate all foreign currency exchange rate risk.

The failure of our Epicor ERP product to compete successfully could materially impact our ability to grow our business.

Epicor ERP, our next generation ERP software product, became generally available during the fourth quarter of 2008. If we are not able to continue to successfully market and license Epicor ERP in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.

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

The Company’s software products are built and depend upon several underlying and evolving relational database management system (RDBMS) platforms such as systems offered by Microsoft Corporation, Progress Software Corporation and Rocket Software, Inc. The market for the Company’s software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because the Company’s products rely significantly upon popular existing user interfaces to third party business applications, the Company must forecast which user interfaces will be or will remain popular in the future. For example, the Company believes the Internet has and continues to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards Web-based applications and away from server-based applications. Specifically, the Company believes that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. The Company is proceeding on its previously announced determination to continue with development of several of its primary product lines upon the Microsoft .NET technology. If the Company cannot continue to develop such .NET-compatible products in time to effectively bring them to market, or if .NET does not continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to Web-based applications, the ability of the Company’s products to interface with popular third party applications will be negatively impacted and the Company’s competitive position, operating results and revenues could be adversely affected.

New software technologies could cause us to alter our business model resulting in adverse effects on our operating results.

Development of new technologies may cause the Company to change how it licenses or prices its products, which may adversely impact the Company’s revenues and operating results. Developing licensing models include SaaS and, hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. The Company currently offers a hosted model as well as a SaaS model to customers or its retail products, and to a limited extent, its enterprise customers. The Company’s future business, operating results and financial condition will depend on its ability to effectively train its sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

The Company’s competitive position and revenues could be adversely affected if the Company fails to respond to emerging industry standards, including licensing models and end-user requirements,

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and renewing their annual maintenance and support contracts. The Company’s revenues and results of operations could be materially impacted if our existing customers fail to renew their maintenance and support agreements or fail to purchase new user licenses or product enhancements or additional services from the Company at historical levels.

Historically, approximately 50% to 60% of the Company’s license revenues, 90% of the Company’s maintenance revenues and a substantial portion of the Company’s consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer renew or that a customer pay new license or service fees to the Company following the initial purchase. Some customers have not renewed their maintenance and support agreements as a result of the recent economic downturn, If the Company’s existing customers do not renew their maintenance and support agreements or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

Elimination of or substantial reduction in the Investissement Quebec Credit Program may negatively impact the financial results of the Company.

The province of Quebec, Canada has established a program to attract and retain investment in the information technology sector in Quebec. A corporation with employees performing eligible activities can apply for and receive a refund of up to 30% of eligible salaries (Salary Rebate). The program is administered by Investissement Quebec (IQ). IQ reviews applications and issues annual eligibility certificates to qualifying companies. IQ also issues annual eligibility certificates confirming named qualifying employees. The payment of the Salary Rebate is made by the Minister of Revenue of Quebec and is subject to audit at a later date. The Salary Rebate is taxable in the year of receipt.

During 2010, the Company applied for Salary Rebates for 2008 and 2009, the first eligible periods under the program. During 2010, the Company received certification and cash rebates totalling $2.7 million related to 2008 and has recorded these amounts as a $1.6 million reduction in cost of consulting revenues, a $1.0 million reduction in software development expenses and a $0.1 million reduction in cost of maintenance revenues. The Company has also received certification for $3.2 million related to 2009, expects to receive the related cash rebate during 2011 and has recorded this amount as a $2.1 million reduction in cost of consulting revenues and a $1.1 million reduction in software development expenses. The classification of the rebate to these financial statement line items is consistent with the classification of the qualifying salaries that were eligible for the credit. The program is currently scheduled to extend through 2015 and the Company plans to continue to apply for the credits for each eligible year. However, there is no guarantee that the program will continue and were the Quebec Government to materially alter or eliminate the Program or were subsequent audits by the Minister of Revenue found to materially reduce or eliminate the rebate for any specific year or period, the Company’s financial results at quarter or fiscal year end could be materially and negatively impacted.

We have recorded a large amount of goodwill and other acquired intangible assets that we will be required to write down and record an expense if they become impaired.

In connection with our acquisitions, as of December 31, 2010, we have goodwill of $377.9 million and $65.2 million of amortizing acquired intangible assets on our balance sheet. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

Our increasingly complex software products may contain errors or defects, which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

The Company’s software products are made up of increasingly complex computer programs. Software products are complex and products offered by the Company often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by the Company, and by current and potential customers, prior to general release to the market, the Company’s products may still contain material errors after their initial commercial shipment. Such material errors may result in loss of or delay in market acceptance of the Company’s products, damage to the Company’s reputation and increased service and warranty costs. Ultimately, such errors could lead to a decline in the Company’s revenues. The Company has from time to time been notified by some of its customers of errors in its various software products. Although it has not occurred to date, if the Company is unable to correct such errors in a timely manner it could have a material adverse effect on the Company’s results of operations and its cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which the Company’s products operate, including offerings by Progress Software Corporation, Rocket Software, Inc. and Microsoft Corporation (i.e., SQL and .NET), occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on the Company’s results of operations.

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

The Company’s development tools, application products and consulting and education services generally help organizations build, customize or deploy solutions that operate in both client/server-computing and Web-based environments. The Company believes that the environment for application software is continuing to change from client/server to a Web-based environment to facilitate commerce on the Internet. There can be no assurance that the Company will be able to effectively respond to the evolving transition to Web-based markets. Deterioration in the client/server market or our failure to respond effectively to the transition to and needs of Web-based markets could harm our ability to compete or grow our business which would adversely affect our financial condition and results of operations.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the manufacturing, distribution, retail, customer relationship management (CRM) and financial computer software industries specifically, in which the Company competes are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of the Company’s current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs and/or (v) a larger installed customer base than the Company. In addition, as the Company continues to sell to larger companies outside the mid-market, it faces more competition from large well-established competitors such as SAP AG and Oracle Corporation. A number of companies offer products that are similar to the Company’s products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than the Company. Furthermore, because there are relatively low barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by the Company or may acquire companies, businesses and product lines that compete with the Company. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Accordingly, there can be no assurance that the Company’s current or potential competitors will not develop or acquire products or services comparable or superior to those that the Company develops, combine or merge to form significant competitors or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Competition could cause price reductions, reduced margins or loss of market share for the Company’s products and services, any of which could materially and adversely affect the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures that the Company may face will not materially adversely affect its business, operating results, cash flows and financial condition.

If we were to lose and not be able to replace the services of the members of our senior management team and other key personnel, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key personnel, including members of our senior management team and highly skilled employees in technical, marketing, sales and staff positions. All of our key employees, including our executive officers, are at-will employees. There can be no assurance that the Company will continue to attract and retain key personnel, and the failure to do so could have a material adverse effect on the Company’s business, operating results, cash flows and condition.

Our software products incorporate and rely upon third party software products for certain key functionality and our revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control or replace these third party products and operations.

The Company’s products incorporate and rely upon software products developed by several other third party entities such as Microsoft Corporation, Progress Software Corporation, and Rocket Software, Inc. Specifically, the Company’s software products are built and depend upon several underlying and evolving RDBMS platforms including Microsoft SQL Server, Progress OpenEdge™ and Rocket® U2™, and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to the Company or to our customers, either directly from the third party manufacturers or through other resellers of such products, the Company may not be able to readily replace these products with substitute products. The Company cannot provide assurance that these third parties will:

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

As part of its business strategy, the Company may continue to expand its product offerings to include application software products and services that are complementary to its existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which the Company can sell its current products. The Company’s acquisition of Spectrum in 2010 is typical of this ongoing strategy. However, in connection with acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, we commonly encounter the following risks:

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

•

The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property, key personnel or legal and financial contingencies;

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other third party distributors, consisting primarily of professional firms. The Company’s results of operations could be materially and adversely affected if the Company’s distributors cease distributing or recommending the Company’s products or emphasize competing products. The success of the Company’s distributors depends in part upon their ability to attract and retain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon as little as 30 days’ notice and almost all partners may effectively terminate their agreements at any time by ceasing to promote or sell our products. The Company’s results of operations could be adversely affected if our distributors are unable to retain qualified personnel or if several were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion. Further, there can be no assurance that having both a direct sales force and a third party distribution channel for the Company’s products will not lead to conflicts between those two sales forces that could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations. Finally, many distributors operate on narrow operating margins and may be negatively impacted by weak economic conditions, including by the loss of personnel to promote the Company’s products and services or inability to remain in business. The Company’s financial condition and operating results could be materially adversely affected if the financial condition of these distributors weakens.

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.

The Company considers its proprietary software and the related intellectual property rights in such products to be among its most valuable assets. The Company relies on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. However, the Company cannot provide assurance that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary. From time to time, the Company has in the past taken legal action against third parties whom the Company believed were infringing upon the Company’s intellectual property rights. However, there is no assurance that the mechanisms that the Company uses to protect its intellectual property will be adequate.

Moreover, the Company from time to time receives claims from third parties that the Company’s software products infringe upon the intellectual property rights of others. The Company expects that as the number of software products in the United States and worldwide increases and the functionality of these products further overlaps, the number of these types of claims will increase. This risk is potentially heightened in such diverse international markets as Eastern Europe, Asia and the Middle East where intellectual property laws are often less rigorous than in the United States. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements or result in an injunction against the Company. The terms of such royalty or license arrangements, if required, may not be favorable to the Company.

In addition, in certain cases, the Company provides the source code for some of its application software under licenses to its customers to enable them to customize the software to meet their particular requirements and to VARs and other distributors or other third party developers to translate or localize the products for resale in foreign countries. Although the source code licenses contain confidentiality and nondisclosure provisions, the Company cannot be certain that such customers, distributors or third-party developers will take or have taken adequate precautions to protect the Company’s source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which the Company does business or distributes its products do not offer the same level of protection to intellectual property as do the laws of the United States.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

The Company’s quarterly income (loss) from operations have fluctuated significantly in the past. For example, from the first quarter of 2008 through the fourth quarter of 2010, quarterly operating results have ranged from an operating loss of $9.0 million to an operating income of $11.3 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

From the first quarter of 2008 through the fourth quarter of 2010, the Company’s quarterly operating cash flows have ranged from $0.1 million provided by operating activities to $34.8 million provided by operating activities. The Company’s cash and cash equivalents have increased from $89.8 million at December 31, 2008 to $103.1 million at December 31, 2010. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 71 to highs of 78, due to a variety of factors. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. Further, without sufficient cash flows, the Company may not be able to service its debt or it may not be able to comply with certain covenants under its 2007 credit facility. As of December 31, 2010, the Company had a $230.0 million obligation to holders of the Company’s convertible senior notes and $47.5 million in principal outstanding under the 2007 credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three-year period ended December 31, 2010, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $12.62. For the year ended December 31, 2010, the closing price of the Company’s common stock ranged from a low of $6.41 to a high of $10.75. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Consistent with past experience, the Company expects that the consideration it might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. For example, the Company’s Scala acquisition in 2004 involved the issuance of approximately 4.25 million shares of the Company’s Common Stock. If the Company issues stock or rights to purchase stock in connection with future acquisitions, then-existing holders of the Company’s Common Stock may experience dilution.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below outlines the Company’s primary owned properties as of December 31, 2010:

Location	Square Footage
Montreal, Canada	125,000
Columbus, Ohio	16,000

The table below outlines the Company’s primary property leases as of December 31, 2010:

Location	Square Footage	Lease Expiration
Irvine, California - HQ	74,000	July 2011
Newburgh, New York	66,000	December 2013
Monterrey, Mexico	56,000	July 2015
Minneapolis, Minnesota	60,000	August 2012 and January 2016
Denver, Colorado	25,000	July 2011
Moscow, Russia	24,000	March 2011
Bracknell, United Kingdom	23,000	March 2019

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

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol EPIC. The following table sets forth the range of high and low closing prices for the Company’s Common Stock for the periods indicated.

Year ended December 31, 2009:
	High	Low
1st Quarter	$4.94	$2.36
2nd Quarter	$5.70	$4.01
3rd Quarter	$6.81	$5.28
4th Quarter	$7.89	$6.35

Year ended December 31, 2010:
	High	Low
1st Quarter	$10.10	$7.26
2nd Quarter	$10.75	$7.99
3rd Quarter	$8.82	$6.41
4th Quarter	$10.61	$8.70

There were approximately 1,195 registered security holders of record as of March 1, 2011. Because many of the Company’s shares of common stock are held by brokers or other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by the record holders. The Company believes there are a substantially greater number of beneficial holders. The Company has not paid dividends to date and intends to retain any earnings for use in the business for the foreseeable future. The 2007 credit agreement limits the Company from making dividend or other distributions (including the ability to repurchase shares of the Company’s common stock) in connection with the Company’s equity interests. Under the 2007 credit facility, the Company may make up to $50 million of such dividend or other distributions, subject to the financial covenants under the 2007 credit facility.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Epicor Software Corporation under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison of cumulative total returns for the Company, the Center for Research in Securities Prices Index for the NASDAQ Stock Market (United States Companies) (the “CRSP NASDAQ Index”) and the Center for Research in Securities Prices Index for NASDAQ Computer and Data Processing Stocks (the “CRSP NASDAQ Computer Index”) for the last five fiscal years ended on December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the common stock of the Company, the NASDAQ Market Index and the CRSP NASDAQ Computer Index and assumes that all dividends have been reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

(Epicor Software Corporation, CRSP NASDAQ Index, CRSP NASDAQ Computer Index)

CRSP Total Returns Index for:

		2005	2006	2007	2008	2009	2010
Epicor Software Corporation	Cum$	100	95.61	83.36	33.97	53.93	71.48
NASDAQ Stock Market (US Companies)	Cum$	100	109.84	119.14	57.41	82.53	97.95
NASDAQ Computer and Data Processing Index	Cum$	100	112.28	137.19	78.97	129.07	146.56

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	(a) Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	824	$8.70		—	N/A

November 1, 2010 to November 30, 2010	1,714	$9.23		—	N/A

December 1, 2010 to December 31, 2010	103,109	$10.10		—	N/A

Total	105,647	$10.08	(1)		$48,699,000

(1)	Represents the weighted average price per share purchased during the fourth quarter.

All shares of the Company’s common stock purchased listed in column (a) were purchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock programs as consideration for the payment of the required withholding taxes.

On November 1, 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. There were no repurchases that were made pursuant to this program during the fourth quarter of fiscal 2010.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report to fully understand factors that may affect the comparability of information presented below. The following selected Consolidated Statements of Operations data for the years ended December 31, 2010, 2009 and 2008, and the Consolidated Balance Sheet data at December 31, 2010 and 2009, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statements of Operations data presented below for the years ended December 31, 2007 and 2006 and the Consolidated Balance Sheet data at December 31, 2008, 2007 and 2006, are derived from audited consolidated financial statements that are not included in this Annual Report. The Company has never declared a cash dividend.

	As of and for the years ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
	(1)	(2)	(3)	(4)
Total revenues	$440,283	$409,624	$487,879	$429,832	$384,096

Net income (loss)	$(6,033)	$(1,238)	$(3,451)	$39,075	$23,818

Basic net income (loss) per share	$(0.10)	$(0.02)	$(0.06)	$0.68	$0.43

Diluted net income (loss) per share	$(0.10)	$(0.02)	$(0.06)	$0.67	$0.42

Total assets	$741,500	$738,050	$752,378	$643,578	$441,890

Long-term debt (less current portion)	$243,934	$255,535	$265,257	$173,086	$98,273

Total stockholders’ equity	$309,800	$300,087	$295,955	$297,269	$208,620

(1)	Net income (loss) included restructuring and other charges of $5,092,000 and included the results of operations related to the Spectrum acquisition from December 23, 2010 (date of acquisition) through December 31, 2010.
(2)	Net income (loss) included restructuring and other charges of $2,210,000.
(3)	Net income (loss) included restructuring charges of $9,143,000 and included the results of operations related to the NSB acquisition from February 7, 2008 (date of acquisition) through December 31, 2008.
(4)	Net income included restructuring charges of $909,000 and a non-cash income tax benefit of $13,970,000.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this annual report.

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

Epicor generates revenues through three principal lines of business: i) the sale of software licenses, ii) the sale of consulting services primarily to implement the software it sells for its customers; and iii) the sale of maintenance services to support the ongoing use of the Company’s software by its customers. In addition, Epicor sells a small amount of hardware, which consists primarily of servers and point-of-sales systems for customers who would like the Company’s software pre-loaded prior to shipping.

One of the most important aspects of the Company’s business is the sale of software licenses to new name customers, as most of the other revenues generated by the Company – including the sale of consulting services and maintenance services, as well as the sale of additional software licenses to existing customers - are dependent on the initial sale of software to new name customers. Following the release of Epicor ERP in December of 2008, sales to new name customers have been relatively strong. Epicor ERP has expanded the scope of the Company’s addressable markets by providing additional features and functionality that enable Epicor to meet the ERP software requirements of significantly more enterprises throughout the world. As such, despite the fact that none of the markets or vertical industries the Company has traditionally served have resumed spending levels anywhere close to the levels of 2007 or 2008, sales of software licenses have grown year over year. Sales of software licenses to new name customers have been particularly strong in the Americas, as well as in Europe, the Middle East, and Asia. Epicor continues to invest in additional features, functionality, languages and localizations for Epicor ERP to further expand its addressable markets. Software development and sales and marketing expenses have increased for the 2010 year when compared to 2009 as a result of these investments. While the Company believes it will continue to see relatively strong sales of license revenues to new name customers throughout the world, continued economic uncertainty in the Americas or internationally could have a significant impact on the Company’s ability to generate revenue from software license sales to new name customers.

Epicor also generates software license revenue from its existing base of customers. Historically, sales of software licenses to existing customers consist primarily of sales of new features and functionality or additional user software licenses to existing customers, as well as upgrades to another of the Company’s software products, particularly when the Company has recently released a new product such as Epicor ERP. As economies throughout the world continue to face uncertain times, sales of software licenses into the Company’s base of existing customers has been more difficult as the Company’s existing customers are more reluctant to add new features and functionality, and they are less inclined to upgrade to a new product. The Company is also selling fewer additional seat licenses to existing customers as most of the Company’s existing customers are not growing and are not engaged in merger and acquisition activity. During 2010, Epicor began to experience a slight increase in sales into its existing worldwide customer base versus 2009. As economies throughout the world improve, Epicor believes spending by its existing base of customers will gradually increase and that revenue contribution from this group of customers will improve.

Toward the end of 2009 and throughout 2010, the Company began to see improvement in the willingness of companies to spend on enterprise application software in the markets it targets. During 2010 this was reflected primarily in higher software license revenues when compared to the prior year. In addition to an improved spending environment, the Company’s software license revenues benefited from its investment to expand its addressable markets for the sale of Epicor ERP into new name customers. Revenue from all business lines for the 2010 fourth quarter and full year each exceeded the 2009 fourth quarter and full year revenues. While there are increasing signs of economic recovery throughout the world, which the Company believes may benefit its future revenue streams, the Company continues to evaluate the economic situation, the business environment and the Company’s outlook for changes.

Total revenues for the year ended December 31, 2010, increased 7.5% to $440.3 million, compared to $409.6 million for the year ended December 31, 2009. Net license revenue increased by 16.7% to $82.0 million for the year ended December 31, 2010, when compared to net license revenue of $70.2 million for the year ended December 31, 2009. Consulting revenue was $137.7 million for the year ended December 31, 2010, an increase of 7.2% compared to consulting revenue of $128.4 million for the year ended December 31, 2009. Maintenance revenue for the year ended December 31, 2010 was $193.7 million, an increase of 1.4% compared to maintenance revenue of $191.0 million for the year ended December 31, 2009. Hardware and other revenue for the year ended December 31, 2010 was $26.9 million, an increase of 34.5% compared to hardware and other revenue of $20.0 million for the year ended December 31, 2009.

Overall gross margin was 48.1% for the year ended December 31, 2010, compared to 48.4% during the same period in 2009. The margin was relatively flat when compared to the prior year. Net cash flows from operations were $43.4 million for the year ended December 31, 2010, compared to 2009 net cash flows from operations of $51.6 million. The decrease is due a greater net loss and more cash used in changes in working capital accounts, offset by additional non-cash items such as stock-based compensation expense.

The Company reported a net loss of $6.0 million, or a loss of $0.10 per diluted share, for the year ended December 31, 2010, compared to a net loss of $1.2 million, or a loss of $0.02 per diluted share, for the year ended December 31, 2009. Net loss for the years ended December 31, 2010 and 2009, included significant non-cash charges primarily consisting of amortization of intangible assets of $27.8 million and $30.8 million, stock-based compensation expense of $18.3 million and $8.1 million, amortization of long-term debt discount of $8.5 million and $7.9 million, Venezuela currency devaluation of $1.3 million and $0, and the write-off of debt issuance fees of $0 and $2.6 million, respectively. Net loss for the years ended December 31, 2010 and 2009, also includes restructuring and other charges of $5.1 million and $2.2 million, respectively, and a gain (loss) on the change in fair value of our interest rate swaps of $0.4 million and $(0.5) million, respectively. The net loss for the year ended December 31, 2009, excludes approximately $0.4 million of revenues that would have been recorded if NSB’s deferred revenues had not been adjusted to fair value as a result of the acquisition.

For more detailed information on the above, see the Company’s discussions in Results of Operations.

Foreign Currency

The Company has operations around the world and these operations generate revenue and incur expenses in currencies other than the United States dollar, particularly the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. For revenue and expenses denominated in a currency other than the United States dollar, the Company calculates constant currency comparisons by converting current period financials at the average monthly exchange rates applicable to prior periods. The following table summarizes the changes, in both United States dollars and percentages, due to currency fluctuations for the year ended December 31, 2010, compared to the currency rates of the same period in 2009 (in thousands, except percentages):

	2010 converted using 2009 rates
	Change $	Change %
Total revenues	$2,471	0.6%
Cost of revenues (including amortization)	$3,763	1.7%
Operating expenses	$2,847	1.5%

For the year ended December 31, 2010, the average foreign currency exchange rates for the United States dollar weakened against the group of foreign currencies (taken as a whole) in which the Company conducts business as compared to the average exchange rates for the similar periods last year. As a result, the weakening United States dollar increased the Company’s reported revenues, cost of revenues and operating expenses for the year ended December 31, 2010, from what they would have been if they had been translated at 2009 foreign currency exchange rates.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users and value added resellers (VARs) that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	Whether persuasive evidence of an arrangement exists;

•	Delivery of the product or performance of the service has occurred;

•	The fees are fixed or determinable;

•	Collection of the contractual fees is probable; and

•	Whether vendor specific objective evidence of the fair value of undelivered elements exists.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations. The Company believes no significant concentrations of credit risk existed at December 31, 2010. Receivables from customers are generally unsecured.

Intangible Assets

The Company’s intangible assets are recorded as a result of the Company’s acquisitions and represent acquired technology, customer base and trademarks. These intangible assets are amortized over the estimated useful life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line, could require future write-downs of the Company’s intangibles assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

Goodwill is recorded as a result of the Company’s acquisitions. The Company has recorded these acquisitions using the acquisition method and purchase method of accounting. The Company annually performs an impairment review of its recorded goodwill, and in 2010 determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value.

The potential events and or changes in circumstances that could reasonably be expected to negatively affect the key assumptions used in determining fair value include the following:

•	A significant prolonged decrease in market valuations for comparable publicly traded companies;

•	A significant reduction in acquisition premiums for comparable publicly traded companies; and

•

A significant shortfall from the Company’s cash flow projections due to factors including (i) lower than expected revenues due to slower market acceptance of our products, a downturn in economic conditions or an increase in competition and (ii) higher than expected costs due to continued expansion of the Company’s business worldwide.

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

The fair value of each reporting unit is estimated using an average of a market approach and an income approach. The market approach utilizes a guideline company method, which derives applicable market multiples from the prices at which public companies that are comparable to our reporting units are trading in an active marketplace. The Company believes the market approach provides a meaningful indicator of fair value as it reflects the current value at which shares of comparable companies are actively traded in a free and open market. The income approach utilizes a discounted cash flow method (DCF) that estimates after-tax cash flows on a debt-free basis, discounted to present value using a risk-adjusted discount rate. The Company believes the DCF provides a meaningful indicator of fair value as well, since it appropriately measures the income producing assets and reflects the income potential that would establish the amount paid by an investor.

The key assumptions used in the market approach included:

•	The use of comparable publicly traded companies, which the Company considers to be other software, technology and consulting companies in Epicor’s industry.

•	The selection of revenue and earnings multiples which the Company based on similarity of size, earnings growth, profitability and other qualitative factors relative to each reporting unit.

•	The application of adjustments for a control premium and for risk and growth considerations, which were consistent with premiums and considerations in recent acquisitions.

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

•	The discount rate applied was a weighted average cost of capital that considered market and industry data as well as Company-specific risk factors.

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

The amount of goodwill allocated to each reporting unit and the percentage by which the fair value of the reporting unit exceeded the carrying value as of the date of the most recent impairment test are as follows:

Reporting Unit	Goodwill allocated to the reporting unit (in millions)	Percentage by which the fair value of the reporting unit exceeded the carrying value
Maintenance	$158	82%
Consulting	71	78%
License	141	45%

Total	$370	66%

The Company determined that the estimated fair value of all reporting units substantially exceeded their carrying values. Based on the results of the first step of the impairment test, the second step was not required and no impairment was recognized. If circumstances change or events occur to indicate that the fair value of any of the Company’s reporting units (under the guidelines discussed above) has fallen below its carrying value, the Company will perform the second step of the analysis and compare the implied fair value of the goodwill to its carrying value. If the book value of the goodwill exceeds the implied fair value of the goodwill, the Company will recognize the difference as an impairment charge in the determination of operating income.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting primarily performance-based and time-based restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

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

Income Taxes

The Company’s income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

United States income taxes were not provided on unremitted earnings (other than to the extent such unremitted earnings were otherwise subject United States taxation as Subpart F income) from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

New Accounting Pronouncements

For new accounting pronouncements see Note 1 in Notes to the Consolidated Financial Statements.

Acquisition

SPECTRUM Human Resource Systems Corporation

On December 23, 2010, the Company acquired Spectrum, a privately held S-Corporation software company headquartered in Denver, Colorado. The acquisition of Spectrum provides the Company with a complete, end-to-end human capital management (HCM) solution which includes core HR, self-service, benefits and compensation management, applicant tracking, talent and workforce management, organization charting and reporting and succession planning. Based on Microsoft technologies, Spectrum’s deployment options include both hosted and on-premise solutions. The Company recorded the acquisition of Spectrum using the acquisition method in 2010, and the results of Spectrum’s operations have been included in the Company’s Consolidated Statements of Operations from the date of the acquisition.

On December 23, 2010, pursuant to an agreement and plan of merger, the Company acquired the assets of Spectrum. The preliminary fair value of consideration transferred and measurement of assets acquired and liabilities assumed is as follows (in thousands):

Consideration transferred (paid in cash)	$17,169

Cash and cash equivalents	$1,409
Short-term investments	419
Accounts receivable	1,526
Prepaid expenses and other assets	174
Property and equipment	145
Completed technology	5,000
Customer base	3,500
Trade name	50
Goodwill	7,402
Accounts payable & accrued liabilities	(1,323)
Deferred revenue	(1,088)
Long-term debt, less current portion	(45)

Total long-term liabilities	$17,169

The primary reason for acquiring Spectrum was to provide a complete HCM solution that can be deployed standalone, or as an embedded application in the Company’s enterprise and industry solutions. Spectrum’s revenue and net income included in the Company’s Consolidated Statements of Operations at December 31, 2010 is immaterial to the results of operations of the Company overall. The excess of the consideration transferred over identifiable assets acquired and liabilities assumed was recorded as goodwill. The principal factor that resulted in recognition of goodwill was from synergies the Company expects to achieve from the additional revenue potential provided by the expanded product offerings, in addition to synergies expected from the assembled workforce which is not a separately identifiable intangible asset. The preliminary allocation of purchase price for Spectrum was based upon valuation information and estimates and assumptions available at the acquisition date. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the completion of tax related items pending the finalization of Spectrum’s pre-acquisition tax returns, working capital adjustments and the resulting goodwill adjustment. Goodwill recorded from this acquisition is expected to be deductible for tax purposes. See Note 4 in Notes to the Consolidated Financial Statements for a discussion of goodwill and intangibles acquired. See Note 3 in Notes to Consolidated Financial Statements for pro forma information related to this acquisition.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 (in millions, except percentages):

	Year Ended December 31		Change
	2010	2009	Change $	Change %
Revenues
License	$82.0	$70.2	$11.8	16.7%
Consulting	137.7	128.4	9.3	7.2%
Maintenance	193.7	191.0	2.7	1.4%
Hardware and other	26.9	20.0	6.9	34.5%

Total revenues	440.3	409.6	30.7	7.5%

Gross profit %
License	77.2%	79.1%
Consulting	19.8%	18.8%
Maintenance	75.3%	77.0%
Hardware and other	12.7%	12.2%

Amortization of intangible assets	$27.8	$30.8	$(3.0)	(9.6%)
% of total revenues	6.3%	7.5%

Gross profit	$212.0	$198.3	$13.7	6.9%
% of revenues	48.1%	48.4%

Sales and marketing	$90.5	$75.1	$15.4	20.4%
% of revenues	20.5%	18.3%

Software development	$52.5	$49.2	$3.3	6.6%
% of revenues	11.9%	12.0%

General and administrative	$49.8	$54.4	$(4.6)	(8.4%)
% of revenues	11.3%	13.3%

Restructuring and other	$5.1	$2.2	$2.9	130.4%
% of revenues	1.2%	0.5%

Interest expense	$20.0	$22.4	$(2.4)	(10.5%)
% of revenues	4.5%	5.5%

Interest and other income (expense), net	$(0.9)	$0.4	$(1.3)	(317.3%)
% of revenues	(0.2%)	0.1%

Benefit for income taxes	$0.7	$3.3	$(2.6)	(77.6%)
Effective tax rate	11.0%	73.0%

Net loss	$(6.0)	$(1.2)	$(4.8)	(387.3%)
% of revenues	(1.4%)	(0.3%)

Revenue

The increase in license revenues for the year ended December 31, 2010, compared to the corresponding period in 2009, is due primarily to increased license sales of the Company’s software solutions driven by sales of the Epicor ERP product, primarily to new name customers. Additionally, the Company began to experience an increase in license sales into its existing worldwide customer base in 2010 versus 2009. License revenues for the year ended December 31, 2010, included one sale greater than $1.0 million. License revenues for the year ended December 31, 2009, included three sales greater than $1.0 million.

Consulting revenues for the year ended December 31, 2010, increased compared to the same period in 2009. Consulting revenue is derived from license sales. The Company is benefitting from the strengthening license sales and the continued global expansion of the Epicor ERP product and this has resulted in higher consulting revenue in the current period.

Maintenance revenues for the year ended December 31, 2010, were relatively flat compared to the corresponding period in 2009. The Company continued to see high maintenance renewal rates in its existing customer base, particularly with more recently introduced software. The Company increased its maintenance revenues by generating new license sales, which typically are sold with maintenance contracts. This is offset by attrition from some customers with heritage products.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the year ended December 31, 2010, as compared to the corresponding period in 2009, is due to the timing and/or amount of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $133.1 million and $128.9 million for the year ended December 31, 2010 and 2009, respectively, representing 30.2% and 31.5%, respectively, of total revenues. The increase in international revenues in absolute dollars was primarily due to the increased international reach of Epicor ERP, which is enabling the Company to win deals in international geographies in which it did not as effectively compete previously, including Latin America, Eastern Europe and the Middle East. The decrease in international revenues as a percentage of revenue is due to increased overall revenue. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the year ended December 31, 2010 being reported $2.5 million higher, or 0.6%, than these revenues would have been if they had been translated at 2009 foreign currency exchange rates.

Cost of Revenues and Gross Margins

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to value added resellers (VARs), costs associated with product packaging and documentation and software duplication. For the year ended December 31, 2010, compared to the same period in 2009, gross profit on license revenue decreased due to higher costs primarily due to a higher mix of third-party software sales resulting in an increase in expense.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonuses, stock-based compensation, other headcount-related expenses and travel for the Company’s consulting organization, as well as outside contractor costs. These costs increased in absolute dollars during the year ended December 31, 2010, compared to the same period in 2009, due primarily to an increase of $6.7 million in outside contractor expenses incurred to support increased demand for the Company’s consulting services, and an increase in travel expenses of $1.6 million. The increase was offset by a $3.8 million reduction in expenses related to cash received and credit recorded under a program offered by the government of Quebec, Canada. Consulting services gross profit increased for the year ended December 31, 2010, compared to the same period in 2009, primarily due to the Quebec employment credits. Without the credits, consulting gross margins would have been 17.1% for the year ended December 31, 2010. The program is currently scheduled to extend through 2015 and the Company plans to continue to apply for the credits for each eligible year. See Note 14 in Notes to Consolidated Financial Statements for more information.

Cost of maintenance revenues consists primarily of salaries, benefits and other personnel-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products and referral fees paid to VARs. For the year ended December 31, 2010, compared to the same period in 2009, cost of maintenance revenues increased in absolute dollars due primarily to increased compensation expense of $1.2 million as well as an increase in referral fees paid to VARs of $3.3 million.

Maintenance gross profit decreased for the year ended December 31, 2010, compared to the same periods in 2009, due to the increase in maintenance costs against slightly increased maintenance revenues.

Cost of hardware and other revenues increased in absolute dollars in the year ended December 31, 2010, compared to the same period in 2009, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit margin for hardware and other revenues also varies depending on the volume of the hardware sales. Historically, higher-volume hardware sales transactions have yielded lower hardware margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated useful lives of the assets. For the year ended December 31, 2010 and 2009, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $27.8 million and $30.8 million, respectively. The decrease in amortization expense for the year ended December 31, 2010, as compared to 2009, is due to intangible assets that became fully amortized during the period. The carrying value of acquired technology, customer base and trademarks will be fully amortized through 2017. See Note 4 in Notes to Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, stock-based compensation, travel, advertising and promotional expenses. These costs increased in absolute dollars for the year ended December 31, 2010, compared to the same period in 2009, due primarily to an increase in compensation costs of $10.7 million and an increase in travel expenses of $1.7 million related to investment in continued expansion of the Company’s addressable markets worldwide. The Company continues to make additional investments in sales and marketing programs to generate leads, including hiring additional business development representatives, and further supporting and developing its channel strategy. The Company also continues to invest in expanding its addressable markets, including on-premise and on-demand markets for smaller companies, particularly smaller manufacturing companies in the United States, as well as investment in sales infrastructure and programs throughout the world.

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

Software development expenses increased in absolute dollars for the year ended December 31, 2010, compared to the same period in 2009, due primarily to an increase in compensation costs related to continued investment in Epicor ERP, particularly in adding additional languages and localizations and additional features and functionality to further expand the Company’s addressable markets, as well as additional investment in the development of products to replace some of the third-party software solutions the company currently resells. The increase was offset by a $2.1 million reduction in expenses related to cash received and credit recorded under a program offered by the government of Quebec, Canada. The program is currently scheduled to extend through 2015 and the Company plans to continue to apply for the credits for each eligible year. See Note 14 in Notes to Consolidated Financial Statements for additional information.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information systems functions. General and administrative expenses decreased during the year ended December 31, 2010, compared to the same period in 2009 due primarily to efficiencies throughout that portion of the business, as well as lower outside service expense including a decrease in legal expenses of $2.3 million and a decrease to the provision for doubtful accounts of $1.4 million.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from restricted stock issued and stock options granted by the Company. For the years ended December 31, 2010 and 2009, stock-based compensation expense was $18.3 million and $8.1 million, respectively. Stock-based compensation expense increased due primarily to the expansion of the Company’s performance-based restricted stock program and elimination of the Company’s cash-based bonus program, as well as better achievement in total revenue and EBITDA targets when compared to achievements for the 2009 year.

At December 31, 2010, there was approximately $8.2 million and $1.8 million of unrecognized compensation expense related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over a weighted-average period of approximately one year.

In January 2010, the Company’s Board of Directors expanded the Company’s performance-based restricted stock program for 2010 and eliminated the Company’s prior cash-based management bonus plan for 2010. The compensation cost related to the additional performance-based restricted stock issued in connection with the expanded program depends on the estimated number of shares that will vest based on the probable achievement of the performance conditions, similar to the existing performance-based restricted stock program.

The compensation cost related to performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s achievement of performance conditions applicable to the 2010 performance year, the Company has recorded compensation expense of $15.1 million related to performance-based restricted stock for the year ended December 31, 2010.

The following table sets forth the total stock-based compensation expense resulting from performance-based restricted stock awards, service-based restricted stock awards and stock options included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009
Cost of license revenues	$16	$—
Cost of consulting revenues	1,685	1,031
Cost of maintenance revenues	1,129	433
Sales and marketing	4,028	1,736
Software development	3,072	728
General and administrative	8,398	4,180

Total stock-based compensation expense	$18,328	$8,108

Restructuring and Other

During the year ended December 31, 2010, the Company recorded restructuring and other charges of $5.1 million. These charges include $3.0 million of severance related costs associated with the headcount reductions related to cost reduction initiatives as well as the Spectrum acquisition. The Company also recorded a charge of $1.8 million of facilities charges primarily related to changes in estimates on subleasing facilities located in the United Kingdom and $0.4 million in acquisition-related charges. For the year ended December 31, 2009, the Company recorded $2.2 million in restructuring and other charges, primarily related to severance.

Interest Expense

Interest expense is comprised of interest on the Company’s convertible debt and credit facility, interest rate swaps, debt discount amortization, debt issuance fees amortization and debt issuance fees write-offs. Interest expense decreased for the year ended December 31, 2010, compared to the same period in 2009, due to a lower credit facility balance and lower amortization of capitalized debt issuance costs (due to having previously reduced the borrowing capacity on the credit facility, and correspondingly, writing off a portion of previously capitalized debt issuance costs). See Note 6 in Notes to Consolidated Financial Statements for additional information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased for the year ended December 31, 2010, compared to the same period in 2009, due primarily to a foreign currency charge due to the Venezuela currency devaluation in the first quarter of fiscal 2010. See Note 14 in Notes to Consolidated Financial Statements for additional information.

Benefit for Income Taxes

The benefit for income taxes consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $0.7 million and $3.3 million for the years ended December 31, 2010 and 2009, respectively. The effective income tax rates were 11.0% and 73.0% for the years ended December 31, 2010 and 2009, respectively. The reported income tax benefit differs from the amount computed by applying the statutory United States federal income tax rate of 35% to the income before income taxes as follows:

	Year Ended December 31,
	2010	2009
Income tax computed at statutory rates	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory United States federal rate	(9.8%)	(11.7%)
State and local taxes, net of federal benefit	4.3%	20.9%
Officers compensation	(2.7%)	(11.1%)
Subpart F income and other foreign earnings	(65.4%)	(67.3%)
Uncertain tax positions	5.6%	16.3%
Other nondeductible permanent items	2.1%	(8.7%)
Credits	7.9%	7.1%
Other	—	(26.3%)
Valuation allowance	34.0%	118.8%

Total	11.0%	73.0%

The Company maintained an $11.1 million and $13.2 million valuation allowance at December 31, 2010 and 2009, respectively, for certain deferred tax assets until sufficient positive evidence exists to support its reversal. The valuation allowance is principally related to net operating losses for which the recovery is uncertain. During the year ended December 31, 2010, the Company determined, primarily based on restructuring of its Canadian legal structure, as well as operating income during recent years and anticipated operating income and cash flows for future periods, that it is more likely than not that certain deferred tax assets will be realized in the future. Accordingly, the Company released a $2.3 million valuation allowance recorded against those deferred tax assets.

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

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The following table summarizes certain aspects of the Company’s results of operations for the year ended

December 31, 2009 compared to the year ended December 31, 2008 (in millions, except percentages):

	Year Ended December 31		Change
	2009	2008	Change $	Change %
Revenues
License	$70.2	$90.4	$(20.2)	(22.3%)
Consulting	128.4	152.2	(23.8)	(15.6%)
Maintenance	191.0	192.3	(1.3)	(0.7%)
Hardware and other	20.0	53.0	(33.0)	(62.2%)

Total revenues	409.6	487.9	(78.3)	(16.0%)

Gross profit %
License	79.1%	79.9%
Consulting	18.8%	17.4%
Maintenance	77.0%	75.0%
Hardware and other	12.2%	9.7%

Amortization of intangible assets	$30.8	$32.9	$(2.1)	(6.5%)
% of total revenues	7.5%	6.7%

Gross profit	$198.3	$215.1	$(16.8)	(7.8%)
% of revenues	48.4%	44.1%

Sales and marketing	$75.1	$82.9	$(7.8)	(9.4%)
% of revenues	18.3%	17.0%

Software development	$49.2	$52.5	$(3.3)	(6.3%)
% of revenues	12.0%	10.8%

General and administrative	$54.4	$52.1	$2.3	4.4%
% of revenues	13.3%	10.7%

In-process research and development	$—	$0.2	$(0.2)	(100.0%)
% of revenues	0.0%	0.0%

Restructuring and other	$2.2	$9.1	$(6.9)	(75.8%)
% of revenues	0.5%	1.9%

Interest expense	$22.4	$22.5	$(0.1)	(0.7%)
% of revenues	5.5%	4.6%

Interest and other income, net	$0.4	$0.3	$0.1	35.6%
% of revenues	0.1%	0.1%

Benefit for income taxes	$3.3	$0.6	$2.7	461.8%
Effective tax rate	73.0%	14.7%

Net loss	$(1.2)	$(3.5)	$2.3	64.1%
% of revenues	(0.3%)	(0.7%)

Revenue

The decrease in license revenues for the year ended December 31, 2009, compared to 2008, was due primarily to the downturn of the overall economic environment, which led to lengthening sales cycles and a decrease in short-term demand for the Company’s software solutions. Due to continued uncertainty regarding the state of the economy and continued limited access to credit, as well as the cost of credit, customers continued to be reluctant to sign new deals, while others were implementing projects on a staged basis whereby they purchased and rolled out smaller parts of their total solution. In addition, the Company’s license revenues were negatively impacted due to the strengthening of the United States dollar relative to other major currencies. License revenues for the year ended December 31, 2009, included three sales greater than $1.0 million. License revenues for the year ended December 31, 2008, included two sales greater than $1.0 million.

Consulting revenues for the year ended December 31, 2009, were lower than 2008. Consulting revenue is primarily driven by license sales, and as such was negatively impacted by lower license revenues in the prior several quarters. In addition, the Company’s consulting revenues were negatively impacted in 2009 due to the strengthening of the United States dollar relative to other major currencies, partially offset by the February 2008 acquisition of NSB, which contributed consulting revenues during the entire year ended in 2009 compared to 10.5 months in 2008.

The slight decrease in maintenance revenues for the year ended December 31, 2009, compared to 2008, was due primarily to the strengthening of the United States dollar relative to other major currencies, which negatively impacted maintenance revenues, as well as lower license sales than in previous years. This was offset by continued high renewal rates in the Company’s customer base, continued new license sales and related maintenance contracts sold with new licenses and continued focus on re-signing customers whose maintenance agreements had previously lapsed, but who renewed their maintenance agreements.

Hardware and other revenues consist primarily of the resale of third-party hardware. The decrease in hardware and other revenue for the year ended December 31, 2009, as compared to 2008, was due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, resulting in a high degree of variability in the Company’s hardware revenues.

International revenues were $128.9 million and $159.1 million for the years ended December 31, 2009 and 2008, representing 31.5% and 32.6%, respectively, of total revenues. The decrease in international revenues as a percentage of total revenues was primarily due to the strengthening of the United States dollar relative to other major currencies. The decrease in international revenues in absolute dollars for the year ended December 31, 2009, compared to 2008, was due to the general global economic downturn as well as the strengthening of the United States dollar in 2009 relative to other major currencies. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the year ended December 31, 2009 being reported $11.3 million, or 2.7%, lower than these revenues would have been if they had been translated at 2008 foreign currency exchange rates.

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

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonuses, other headcount-related expenses and travel for the Company’s consulting organization, which provides consulting services to customers in the implementation and integration of the Company’s software products, as well as education, training and other consulting and programming services. These costs decreased in absolute dollars during the year ended December 31, 2009, compared to 2008, primarily due to headcount reductions related to the Company’s restructuring activities in 2009 and 2008, as well as a continued focus on expense management, offset by the acquisition of NSB, whose costs were included for all of 2009. Also, the strengthening of the United States dollar in 2009 relative to other currencies decreased costs as a large percentage of the consulting staff is outside the United States. Consulting services margins increased for the year ended December 31, 2009, compared to 2008, due primarily to the decreased costs, and the impact in the first quarter of 2008 of a strategic consulting contract with a large customer for whom the Company had to adjust estimated costs and record future estimated losses.

Cost of maintenance revenues consists primarily of salaries, benefits and other personnel-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products. For the year ended December 31, 2009, compared to 2008, cost of maintenance revenues decreased in absolute dollars due primarily to headcount reductions from the Company’s restructuring activities in 2008 as well as the strengthening of the United States dollar relative to other currencies as a large percentage of the Company’s support staff are based outside the United States. This decrease was offset by the acquisition of NSB, whose costs were included for the entire year in 2009 and only a portion of 2008. Maintenance gross profit increased for the year ended December 31, 2009, compared to 2008, due to the decrease in maintenance costs.

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

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated useful lives of the assets. For the years ended December 31, 2009 and 2008, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $30.8 million and $32.9 million, respectively. The decrease in amortization expense for the year ended December 31, 2009, as compared to 2008, is due to intangible assets that became fully amortized during the period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. These costs decreased in absolute dollars for the year ended December 31, 2009, compared to 2008. The decrease was due to headcount reductions related to the Company’s 2008 and 2009 restructuring activities, a reduction in stock-based compensation, a continued focus on expense management, as well as the strengthening of the United States dollar relative to other currencies.

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

Software development expenses decreased in absolute dollars for the year ended December 31, 2009, compared to 2008, due primarily to a reduction in headcount as well as the strengthening of the United States dollar relative to other currencies as a large percentage of the Company’s development personnel are based outside the United States. The decrease was offset by the acquisition of NSB, whose costs were included for the entire year in 2009, compared to 10.5 months in 2008.

General and Administrative

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information systems functions. General and administrative expenses increased in absolute dollars and as a percentage of total revenues during the year ended December 31, 2009, compared to 2008. This increase was primarily attributable to additional provision for doubtful accounts, legal expenses and stock-based compensation, as well as the acquisition of NSB, whose costs were included for the entire year in 2009, compared to 10.5 months in 2008. The increase was partially offset by a decrease due to headcount reductions related to the Company’s 2008 and 2009 restructuring activities, as well as the strengthening of the United States dollar relative to other currencies.

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

The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s achievement of performance conditions applicable to the 2009 performance year, the Company recorded compensation expense of $3.5 million related to performance-based restricted stock for the year ended December 31, 2009.

The following table sets forth the total stock-based compensation expense resulting from performance-based restricted stock awards, service-based restricted stock awards and stock options included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2009	2008
Cost of consulting revenues	$1,031	$408
Cost of maintenance revenues	433	359
Sales and marketing	1,736	2,430
Software development	728	591
General and administrative	4,180	3,257

Total stock-based compensation expense	$8,108	$7,045

Restructuring and Other

For the year ended December 31, 2009, the Company recorded restructuring and other charges of $2.2 million. These charges represent $2.2 million of severance-related costs associated with the cost reduction initiatives taken in the second quarter, management severance and from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company recorded a net credit of $0.1 million in 2009 related to changes in estimates on subleased facilities and charges related to closing facilities used in its retail business. The Company also recorded $0.1 million in asset impairments in 2009 related to leasehold improvements and facilities redundancies in the Company’s retail business resulting from the NSB acquisition.

Interest Expense

Interest expense was relatively consistent for the year ended December 31, 2009, compared to 2008. Interest expense is comprised of interest on the Company’s convertible debt and credit facility, interest rate swaps, debt discount amortization, debt issuance fees amortization and debt issuance fees write-offs.

Interest and Other Income, Net

Interest and other income, net, increased slightly for the year ended December 31, 2009, compared to 2008, due primarily to an increase in the value of deferred compensation assets in 2009, a lower loss in 2009 on foreign currency losses relating to the strengthening of the United States dollar, offset by a change related to the Company’s interest rate swaps and a decrease in interest earned on the Company’s cash balances as a result of lower cash balances in 2009 compared to early 2008.

Benefit for Income Taxes

The benefit for income taxes consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $3.3 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. The effective income tax rates were 73.0% and 14.7% for the years ended December 31, 2009 and 2008, respectively. The reported income tax benefit differs from the amount computed by applying the statutory United States federal income tax rate of 35% to the income before income taxes as follows:

	Year Ended December 31,
	2009	2008
Provision computed at statutory rates	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory United States federal rate	(11.7%)	(11.7%)
State and local taxes, net of federal benefit	20.9%	17.8%
Write-off of In-Process R&D	—	(1.7%)
Officers compensation	(11.1%)	(7.0%)
Interest income	—	(3.2%)
Subpart F income and other foreign earnings	(67.3%)	(9.3%)
Uncertain tax positions	16.3%	21.1%
Other nondeductible permanent items	(8.7%)	(21.1%)
Credits	7.1%	3.1%
Other	(26.3%)	(1.1%)
Valuation allowance	118.8%	(7.2%)

Total	73.0%	14.7%

The Company maintained a $13.2 million and $16.2 million valuation allowance at December 31, 2009 and 2008, respectively, for certain deferred tax assets until sufficient positive evidence exists to support its reversal. The valuation allowance is principally related to net operating losses for which the recovery is uncertain.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of December 31, 2010 and 2009, as well as cash flows for the years ended December 31, 2010, 2009 and 2008 (in millions):

		As of December 31,
		2010	2009
Cash and cash equivalents		$103.1	$106.9
Working capital		71.1	65.6
Long-term debt, less current portion, exclusive of debt discount		243.9	255.5

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$43.4	$51.5	$64.4
Net cash used in investing activities	(23.5)	(5.1)	(133.5)
Net cash provided by (used in) financing activities	(21.8)	(29.6)	90.1

Overview

As of December 31, 2010, the Company had cash and cash equivalents of $103.1 million and $71.1 million in net working capital (current assets in excess of current liabilities) compared to $106.9 million and $65.6 million, respectively, at December 31, 2009. The Company’s primary sources of operating cash are customers’ payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties and facilities. The Company’s working capital excluding deferred revenue at December 31, 2010 and 2009, was $168.7 million and $161.6 million, respectively. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside of the United States could be repatriated to the United States, but under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws. The Company’s policy is to indefinitely postpone repatriation of cash balances held outside the United States.

The Company’s days sales outstanding (DSO) for the last eight quarters are set forth in the following table:

Quarter Ended:	2009
March 31	72
June 30	78
September 30	74
December 31	74
2010
March 31	76
June 30	71
September 30	77
December 31	73

Days sales outstanding have ranged from 71 to 78 for the last eight quarters and are expected to remain in this range for the foreseeable future.

As of December 31, 2010, the Company had $7.2 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

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

As of December 31, 2010, the Company had $52.5 million in borrowing capacity available under its 2007 credit facility. Borrowing capacity under the 2007 credit facility may be reduced or otherwise limited as a result of the Company’s obligation to comply with certain financial covenants. However, the Company is currently in compliance with these covenants (as described below). The Company increased its leverage to finance its acquisitions of CRS Retail Technology Group, Inc. (2005) and NSB (2008). As described below, as of December 31, 2010, the Company had $230 million outstanding convertible senior notes and $47.5 million outstanding under its 2007 credit facility. This indebtedness may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. While the Company currently expects that additional capital will be available to it through the incurrence of debt or issuance of equity securities, these alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

Operating Activities

The Company’s operations provided $43.4 million in cash during the year ended December 31, 2010. Cash flows from operating activities were generated even though the Company reported a net loss of $6.0 million. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $35.2 million of depreciation and amortization, $18.3 million of stock-based compensation expense, $2.9 million of provision for doubtful accounts, $1.7 million of debt issuance fee amortization, $8.5 million of debt discount amortization and $5.1 million of restructuring and other. Net working capital changes decreased overall cash provided from operations by $14.9 million. The working capital changes relate primarily to an increase in accounts receivable of $3.6 million, an increase in inventory of $0.3 million, an increase in prepaid expenses and other current assets of $5.9 million, a net decrease in accounts payable and other accrued liabilities of $2.2 million and an increase in accrued restructuring costs of $3.5 million for payments made in connection with the Company’s restructuring activities in 2010.

The Company’s operations provided $51.6 million in cash during the year ended December 31, 2009. Cash flows from operating activities were generated even though the Company reported a net loss of $1.2 million. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $38.7 million of depreciation and amortization, $8.1 million of stock-based compensation expense, $4.3 million of provision for doubtful accounts, $4.4 million of debt issuance fee amortization, $7.9 million of debt discount amortization and $2.2 million of restructuring charges. Net working capital changes decreased overall cash provided from operations by $6.5 million. The working capital changes relate primarily to an increase in other current assets of $3.0 million and a decrease in accrued restructuring costs of $5.9 million offset by $2.9 million in inventory usage.

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

Investing Activities

The Company’s principal investing activities for the year ended December 31, 2010, included $7.0 million for capital expenditures and $16.4 million in business acquisition costs related to the acquisition of Spectrum (see Note 3 in Notes to Note to Consolidated Financial Statements).

The Company’s principal investing activities for the year ended December 31, 2009, included $4.1 million for capital expenditures and $1.0 million in business combination costs.

The Company’s principal investing activities for the year ended December 31, 2008 included $285.9 million for acquisitions primarily related to the acquisition of NSB on February 7, 2008, net of cash acquired. Cash paid for the NSB acquisition consisted of the release from escrow of $161.0 million that had been designated for the NSB acquisition and placed into an escrow account in accordance with the terms of the acquisition agreement in December 2007 and $157.3 million from the proceeds of the 2007 credit facility drawn in February 2008. Cash used in investing activities also included capital expenditures of $9.9 million and proceeds from the sale of investments of $1.4 million

Financing Activities

Financing activities for the year ended December 31, 2010, included $20.2 million of payments on the 2007 credit facility and capital leases and $3.7 million for the purchase of treasury stock. The Company repurchases a portion of employees’ vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.9 million.

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

During the third quarter of 2009, the Company initiated discussions with its lenders regarding an amendment to modify or eliminate the total leverage and fixed charge ratios. At the time the Company entered into the 2007 credit facility and at the time of the December 2008 amendment, the Company believed it had the ability to manage its business in compliance with the terms of the 2007 credit facility, as then amended. However, as a result of changes in the economic climate, the total leverage and fixed charge coverage ratio covenants contained in the 2007 credit facility had become a potential impediment to the Company’s ability to operate its business successfully and make business changes in response to the economic climate, primarily because such covenants were influencing, at least in part, certain business decisions as the Company sought to comply with such covenants. As a result of the discussions, on September 30, 2009, the Company amended the 2007 credit facility (September 2009 amendment) to amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, which allowed the Company to operate with fewer constraints. In consideration of the amended covenants, the Company also agreed to, among other things (i) amend the maturity date from February 19, 2013 to September 30, 2012, (ii) increase the applicable interest rates and commitment fees payable under the facility, and (iii) repay the term loan facility, which had an outstanding principal balance of $79 million. On September 30, 2009, the Company paid the outstanding term loan balance by drawing $72.5 million under the revolving facility and paying $6.5 million from discretionary funds.

At the time the Company negotiated and entered into the December 2008 amendment and September 2009 amendment, and disclosed the enactment of the amendments, the Company was not in breach, nor did the Company believe it was reasonably likely to be in breach of the financial or other covenants in the 2007 credit facility.

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

Under the senior leverage ratio covenant, the Company’s senior leverage, consisting of amounts outstanding under the 2007 credit facility and any other secured borrowings, which does not include the Company’s $230 million convertible debt, may not exceed two times the EBITDA for the preceding 12-month period, as measured at the end of each fiscal quarter.

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

Interest under the 2007 credit facility is variable, and at December 31, 2010, the effective weighted average interest rate was 5.38%. At December 31, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On April 28, 2010 and July 29, 2010, the Company made two voluntary principal payments of $5.0 million each, and on October 28, 2010, the Company made a voluntary principal payment of $10.0 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $47.5 million and unused borrowing capacity of $52.5 million under the revolving loan at December 31, 2010. On February 9, 2011, the Company made a voluntary principal payment of $12.5 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $35.0 million

The Company has entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility in connection with the term loan thereunder. The interest rate swaps qualified for hedge accounting treatment at the time. The agreements effectively convert the Company’s floating-rate debt to fixed-rate debt. This reduces the risk of higher interest costs in periods of rising interest rates and increases our risk of paying higher interest costs in periods of decreasing interest rates.

Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and active contracts are inclusive of the interest rate margin of 4.00% applicable at December 31, 2010, under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate

04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%

03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$5 million	09/30/09 – 09/30/10	6.050%

At December 31, 2010, the effective interest rate for the notional amounts covered by the swap agreements was 5.78% (inclusive of 4.00% interest rate margin applicable at December 31, 2010, under the 2007 credit facility). As of September 30, 2009, as a result of repayment of the term loan facility, the interest rate swaps were de-designated and no longer qualify for hedge accounting treatment. The interest rate swaps are recorded as a net liability of $0.1 million in accrued expenses as of December 31, 2010. The interest rate swaps resulted in a gain for the change in the fair value of the interest rate swaps of $0.4 million for the year ended December 31, 2010, and is included in “interest and other income (expense), net” in the accompanying Consolidated Statements of Operations.

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

The Company accounts separately for the liability and equity components of its convertible notes in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company bifurcated a component of the debt, a portion of that component was recorded in equity, and the remaining portion is the resulting discount on the debt and is being accreted as part of interest expense. At December 31, 2010 and 2009, the debt discount was $33.6 million and $42.1 million, respectively. At both December 31, 2010 and 2009, the Company has $230 million in principal due under the convertible debt. The net carrying amount was $196.4 million and $187.9 million as of December 31, 2010 and 2009, respectively. The Company is amortizing the debt discount through the date at which the Company can begin to redeem the convertible senior notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $14.0 million and $13.4 million related to the convertible debt for the years ended December 31, 2010 and 2009, respectively, of which $5.5 million in each year is based on the coupon rate.

Contractual Obligations

The Company’s significant contractual obligations or commercial commitments consist of the Company’s operating and capital leases for office facilities and equipment, long-term debt, pension plan obligation and purchase obligations. As of December 31, 2010, future payments related to contractual obligations and commercial commitments are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating and Capital Lease Obligations,
Net of Sublease Income	$55,642	$12,435	$16,823	$11,958	$14,426
Long-term Debt	277,500	—	47,500	—	230,000
Estimated Interest Payments	93,912	8,017	12,841	10,925	62,129
Pension Benefit Payments	10,423	140	568	614	9,101
Purchase Obligations	13,966	11,731	2,223	12	—

Total Contractual Obligations	$451,443	$32,323	$79,955	$23,509	$315,656

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $2.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. In addition, due to uncertainty of future interest rates, $0.1 million of interest rate swap liabilities have been excluded from the contractual obligations table above. Included in the table above is $18.0 million of a material lease obligation that was signed after December 31, 2010. The lease will begin in August of 2011 and expires in 2021.

The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

Foreign Currency Risk

The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an ongoing program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchase options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Consolidated Statements of Operations. At December 31, 2010, the Company had no open foreign currency forward or option contracts or any other foreign currency denominated derivative or other financial instrument in effect.

The Company conducts limited operations in Venezuela (i.e., revenue derived from Venezuelan operations represented 0.1% of the Company’s consolidated revenue for the year ended December, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1.3 million due to the revaluing of its bolivar-based assets.

Off-Balance Sheet Arrangements

Through December 31, 2010, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At December 31, 2010, the Company had $103.1 million in cash and cash equivalents. Based on the investment interest rate and the balance as of December 31, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.0 million on an annual basis (to the extent the Company’s returns exceed 1%), as well as a corresponding decrease in the Company’s net income and a decrease in cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the United States are not afforded such protection. The Company has approximately 68.3% of its cash and cash equivalents outside the United States. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility required the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for a portion of the outstanding term loan balance for a period of time. The Company has entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. At the time the Company entered into the interest rate swaps, they qualified for hedge accounting treatment. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps on the balance sheet. As of September 30, 2009, the Company de-designated the swaps as a result of its repayment of the term loan under the 2007 credit facility, and the fair value changes are now recorded in the accompanying Consolidated Statements of Operations. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At December 31, 2010, the interest rates swap arrangements hedged the floating rate interest risk on $35.0 million of the $47.5 million balance then outstanding under the 2007 credit facility. Accordingly, at December 31, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.1 million (on the un-hedged principal amount) on an annual basis, as well as decrease the Company’s net income and decrease cash flows from operations.

Foreign Currency Risk

The Company has operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose the Company to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States dollar and other foreign currencies may have an adverse impact on the Company’s operations. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for the Company. The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. The Company did not have any foreign currency forward or option contracts or other material foreign currency denominated derivative or other financial instruments open as of December 31, 2010. International revenues represented 30.2% of the Company’s total revenues for the year ended December 31, 2010, and 25.0% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the year ended December 31, 2010 of $2.0 million. For the year ended December 31, 2010 the transactional gains and losses were primarily due to the devaluation of the Venezuela bolivar, Venezuela becoming highly inflationary, settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epicor Software Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of Epicor Software Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Irvine, California

March 14, 2011

EPICOR SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$103,076	$106,861
Short-term investments	419	—
Accounts receivable, net	92,622	90,011
Deferred income taxes	13,755	11,572
Inventory, net	2,014	1,819
Prepaid expenses and other current assets	21,736	13,976

Total current assets	233,622	224,239

Property and equipment, net	28,492	28,511
Deferred income taxes	26,970	21,867
Intangible assets, net	65,206	84,107
Goodwill	377,894	368,336
Other assets	9,316	10,990

Total assets	$741,500	$738,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,371	$13,966
Accrued compensation and benefits	21,313	21,790
Other accrued expenses	26,731	24,964
Current portion of long-term debt	258	202
Current portion of accrued restructuring costs	2,212	1,694
Current portion of deferred revenue	97,650	96,040

Total current liabilities	162,535	158,656

Long-term debt, less current portion	243,934	255,535
Long-term portion of accrued restructuring costs	4,971	4,423
Long-term portion of deferred revenue	394	392
Long-term deferred income taxes and other income taxes	16,588	15,172
Other long-term liabilities	3,278	3,785

Total long-term liabilities	269,165	279,307

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value, 180,000 shares authorized: 65,730 and 63,121 shares issued and outstanding	66	63
Additional paid-in capital	441,990	422,460
Less: treasury stock at cost, 2,375 and 1,969 shares	(24,373)	(20,670)
Accumulated other comprehensive loss	(4,909)	(4,825)
Accumulated deficit	(102,974)	(96,941)

Total stockholders’ equity	309,800	300,087

Total liabilities and stockholders’ equity	$741,500	$738,050

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues:
License fees	$81,992	$70,235	$90,416
Consulting	137,649	128,413	152,153
Maintenance	193,694	190,943	192,308
Hardware and other	26,948	20,033	53,002

Total revenues	440,283	409,624	487,879

Cost of revenues:
License fees	18,690	14,646	18,215
Consulting	110,347	104,307	125,747
Maintenance	47,935	44,009	48,110
Hardware and other	23,518	17,587	47,840
Amortization of intangible assets	27,825	30,772	32,896

Total cost of revenues	228,315	211,321	272,808

Gross profit	211,968	198,303	215,071
Operating expenses:
Sales and marketing	90,450	75,105	82,883
Software development	52,475	49,207	52,533
General and administrative	49,819	54,410	52,139
Restructuring and other	5,092	2,210	9,143
Write-off of in-process research and development	—	—	200

Total operating expenses	197,836	180,932	196,898

Income from operations	14,132	17,371	18,173

Other income (expense):
Interest expense	(20,020)	(22,363)	(22,522)
Interest and other income (expense), net	(893)	411	303

Other expense, net	(20,913)	(21,952)	(22,219)

Loss before income taxes	(6,781)	(4,581)	(4,046)
Income tax benefit	(748)	(3,343)	(595)

Net loss	$(6,033)	$(1,238)	$(3,451)

Net loss per share:
Basic and diluted	$(0.10)	$(0.02)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	58,977	57,889	58,351

See accompanying notes to consolidated financial statements.

Epicor Software Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Net Stockholders’ Equity	Comprehensive Loss
	Shares	Amount		Shares	Amount
Balance at December 31, 2007	59,707	$60	$403,282	1,119	$(13,883)	$61	$(92,252)	$297,268

Acquisition of treasury stock				437	(4,575)			(4,575)
Stock-based compensation expense			7,045					7,045
Stock-based compensation expense included in restructuring expense			1,265					1,265
Issuance of restricted stock	1,281	1	(1)					—
Employee stock purchases	68		561					561
Exercise of stock options	394		1,597					1,597
Excess tax benefits of stock compensation			400					400
Net loss							(3,451)	(3,451)	$(3,451)
Foreign currency translation						(4,554)		(4,554)	(4,554)
Net unrealized loss on derivative financial instruments, net of tax						(326)		(326)	(326)
Net unrealized gain on pension plan liabilities, net of tax						725		725	725

Balance at December 31, 2008	61,450	61	414,149	1,556	(18,458)	(4,094)	(95,703)	295,955	$(7,606)

Acquisition of treasury stock				413	(2,212)			(2,212)
Stock-based compensation expense			8,108					8,108
Stock-based compensation expense included in restructuring expense			183					183
Issuance of restricted stock	1,485	2	(2)					—
Employee stock purchases	112		474					474
Exercise of stock options	74		207					207
Excess tax benefits of stock compensation			(659)					(659)
Net loss							(1,238)	(1,238)	$(1,238)
Foreign currency translation						(154)		(154)	(154)
Net realized loss on derivative financial instruments, net of tax						326		326	326
Net unrealized loss on pension plan liabilities, net of tax						(903)		(903)	(903)

Balance at December 31, 2009	63,121	63	422,460	1,969	(20,670)	(4,825)	(96,941)	300,087	$(1,969)

Acquisition of treasury stock				406	(3,703)			(3,703)
Stock-based compensation expense			18,328					18,328
Stock-based compensation expense included in restructuring expense			98					98
Issuance of restricted stock	2,433	3	(3)					—
Employee stock purchases	71		523					523
Exercise of stock options	105		362					362
Excess tax benefits of stock compensation			222					222
Net loss							(6,033)	(6,033)	$(6,033)
Foreign currency translation						110		110	110
Net unrealized loss on pension plan liabilities, net of tax						(194)		(194)	(194)

Balance at December 31, 2010	65,730	$66	$441,990	2,375	$(24,373)	$(4,909)	$(102,974)	$309,800	$(6,117)

See accompanying notes to consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(6,033)	$(1,238)	$(3,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,180	38,698	41,110
Stock-based compensation expense	18,328	8,108	7,045
Provision for doubtful accounts	2,921	4,287	3,288
Provision for excess and obsolete inventory	129	341	422
Amortization and write-off of debt issuance fees	1,712	4,437	1,757
Amortization of long-term debt discount	8,498	7,907	7,356
Deferred taxes	(5,599)	(8,117)	(3,251)
Restructuring charges	5,092	2,187	9,143
Change in fair value of interest rate swaps	(373)	504	—
Excess tax benefits from share-based payment arrangements	(1,228)	(636)	(847)
In-process research and development charge	—	—	200
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,600)	(925)	15,900
Inventory	(323)	2,909	244
Prepaid expenses and other current assets	(5,473)	(2,999)	1,820
Other assets	(12)	(106)	1,271
Income taxes payable	800	(29)	(2,602)
Accounts payable	13	(235)	(6,933)
Accrued expenses	(2,579)	(166)	(7,371)
Accrued restructuring costs	(3,518)	(5,905)	(10,019)
Deferred revenue	(236)	841	9,349
Other long-term liabilities	(255)	1,721	(12)

Net cash provided by operating activities	43,444	51,584	64,419

Investing activities
Purchases of property and equipment	(7,042)	(4,093)	(9,946)
Cash paid for asset and business acquisitions, net of cash acquired	(16,443)	(973)	(285,945)
Sale of short-term investment	—	—	1,371
Cash designated for acquisition	—	—	161,000

Net cash used in investing activities	(23,485)	(5,066)	(133,520)

Financing activities
Proceeds from long-term debt	—	72,500	160,000
Principal payments on long-term debt	(20,218)	(100,196)	(62,357)
Debt issuance fees	—	(1,021)	(6,021)
Proceeds from exercise of stock options	362	207	1,597
Proceeds from employee stock purchase plan	523	474	561
Excess tax benefits from share-based payment arrangements	1,228	636	847
Purchase of treasury stock	(3,703)	(2,212)	(4,575)

Net cash provided by (used in) financing activities	(21,808)	(29,612)	90,052

Effect of exchange rate changes on cash	(1,936)	191	(6,345)

Net increase (decrease) in cash and cash equivalents	(3,785)	17,097	14,606
Cash and cash equivalents at beginning of period	106,861	89,764	75,158

Cash and cash equivalents at end of period	$103,076	$106,861	$89,764

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents consists primarily of cash in various banks throughout the world. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, of which the Company has less than 2% included its cash and cash equivalents balance.

Short-Term Investments

SPECTRUM Human Resource Systems Corporation (Spectrum) held municipal bonds at the date of acquisition and through the end of fiscal 2010, and the Company sold these investments during the first quarter of 2011. The Company classifies these investments in debt instruments as trading securities. Short term investments are carried at fair value and are classified as trading securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other income (expense), net in the Consolidated Statements of Operation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, trade receivables and payables, its credit facilities (Note 6), convertible senior notes (Note 6) and interest rate swap agreements (Note 7). The carrying amounts of cash and cash equivalents, trade receivables and payables and the credit facilities approximate fair value because of their short-term maturities. The short-term investments are reported at their fair value as of December 31, 2010. The interest rate swap agreements are reported at fair value as of December 31, 2010 and 2009. The fair value of the $230,000,000 convertible senior notes at December 31, 2010 and 2009 was $223,100,000 and $196,650,000, respectively, as determined based upon quoted market prices.

Inventory

Inventories, which are comprised solely of finished goods, are stated at the lower of cost (first-in, first-out or “FIFO”) or market. Probable losses from obsolete and slow moving inventories are recorded when identified. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $129,000, $341,000 and $422,000, respectively, in provisions for obsolete and slow-moving inventories. As of December 31, 2010 and 2009, the Company maintained related reserves of $297,000 and $168,000, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America. The Company recognizes most of its revenue in accordance with software industry specific GAAP.

The Company enters into contractual arrangements with end-users and value added resellers (VAR’s) of its products to sell software licenses, maintenance services and consulting services, either separately or in various combinations thereof. For each arrangement, revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor-specific objective evidence (VSOE) of fair value of any undelivered elements exists and no other significant obligations on the part of the Company remain.

For multiple-element software arrangements, the Company accounts for the fair value of the software license component using the residual method. The residual method generally allows the amount allocable to delivered elements such as software license fees to be determined after VSOE of fair value is established for all undelivered elements such as maintenance and consulting services. VSOE of fair value of the maintenance services is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). For consulting services, VSOE of fair value is based on the hourly rate at which these services were sold without any other product or service offerings. In certain cases, arrangements may include pricing provisions for future purchases of the delivered software and/or other software products offered by the Company. Such discounts on future purchases are generally equal to or less than the discount percentage given on the software sold and delivered under that transaction. Therefore, the discount granted under the option purchase provision is not deemed to be more-than-insignificant or incremental to the discount granted on the current arrangement.

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

License Revenues: Amounts allocated to software license revenues sold directly by the Company are recognized at the time of shipment of the software when VSOE of fair value for all undelivered elements exists and all the other revenue recognition criteria have been met. If VSOE of fair value does not exist for all undelivered elements, license revenue is deferred and recognized when delivery or performance has occurred or when VSOE is established for the undelivered element(s). If maintenance or consulting is the only remaining element for which VSOE of fair value does not exist, then the related license revenue is recognized over the performance period of the service.

Revenues on sales made to the Company’s resellers are recognized upon shipment of the Company’s software to the reseller when the reseller has an identified end-user and all other revenue recognition criteria noted above are met. We record revenue on a gross basis for sales in which we have acted as the primary obligor and on a net basis for those sales in which we have in substance acted as an agent. The Company does not offer a right of return on its products.

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, other services such as training, software hosting, applications management and software-as-a-service (SaaS). Consulting services are sold on a fixed fee and time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services. For services performed on a time-and-materials basis, revenue is recognized when the services are performed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved. If, in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company accounts for the entire arrangement, inclusive of the software license revenue, using contract accounting as the software and services do not meet the criteria for separation. In such instances, the software license revenue is recognized as the services are performed utilizing the same methodology applied to fixed fee services arrangements.

Training services are typically priced based on the number of attendees per class and application covered. Revenue from training engagements is generally recognized as the services are performed.

Software hosting and applications management revenues consist primarily of recurring fees for remote management, monitoring, data processing, updating or administrative support of applications software, servers, operating systems and other automation tools. SaaS revenues are comprised of recurring fees for licensing access to and the use of the Company’s application software as a service, on a subscription or on-demand basis over a contractual term. Related recurring fees are recognized as the services are provided. Related one time set up fees that do not represent standalone services are recognized on a straight-line basis over the longer of the contractual term or the expected life of the relationship. Revenue relating to other products and services sold in conjunction with hosting or application management services is deferred and recognized ratably over the hosting contractual term or the expected life of the relationship primarily if VSOE of fair value for the hosting or other undelivered element does not exist.

The Company has recorded unbilled consulting revenues totaling $2,555,000 and $2,602,000 at December 31, 2010 and 2009, respectively. These unbilled revenues are comprised primarily of consulting services performed on a time and materials basis during the last few business days of the quarter but not billed until the following month, as well as accruals recorded for services provided under certain engagements for which the associated payment has yet to be billed in accordance with the contractual payment terms. Unbilled consulting revenues are recorded in accounts receivable in the accompanying Consolidated Balance Sheets.

Maintenance Revenues: Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Hardware and Other Revenues: In some cases, the Company resells third party hardware systems and related peripherals as part of an end-to-end solution requested by its customers. Hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The Company considers delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

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

Allowance for Doubtful Accounts

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with customers at specified intervals and assistance from other personnel within the Company who have a relationship with the customer. The Company writes off accounts to its allowance when the Company has determined that collection is not likely. The Company believes no significant concentrations of credit risk existed at December 31, 2010. Receivables from customers are generally unsecured.

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

Activity for the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Provision for Doubtful Accounts	Amounts Written Off and Other Adjustments	Balance at End of Period
For the Year Ended December 31, 2008	$8,008	$3,288	$(3,610)	$7,686
For the Year Ended December 31, 2009	$7,686	$4,287	$(3,416)	$8,557
For the Year Ended December 31, 2010	$8,557	$2,921	$(2,806)	$8,672

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment when events or changes in circumstances occur that indicate that their carrying value may not be recoverable from future cash flows. Such events or changes in circumstances include significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or significant decrease in the market price of a long-lived asset. Based on the Company’s most recent analysis, the Company has concluded there is no indication of impairment of long-lived assets at December 31, 2010.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2010, 2009 and 2008, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

Intangible Assets

The Company’s intangible assets are comprised of acquired technology, customer base and trademarks. These intangible assets are amortized over the estimated useful life of the asset. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as large decreases in revenue or the discontinuation of a particular product line could require future write-downs in the Company’s intangible assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Goodwill

The Company’s goodwill was recorded as a result of the Company’s acquisitions. The Company has recorded these acquisitions using the acquisition method and purchase method of accounting. The Company annually performs an impairment review of its recorded goodwill, and in 2010 determined that no impairment of goodwill existed because the estimated fair value of each reporting unit exceeded its carrying amount. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders’ equity. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $977,000, $1,026,000 and $1,748,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency

The functional currency of the Company’s foreign entities is generally the respective local country’s currency. Assets and liabilities of such foreign entities are translated into the reporting currency using the exchange rates on the balance sheet dates. Revenues and expenses are translated into the reporting currency using the average exchange rates prevailing during the reporting period. Translation adjustments are included in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, the Company recorded translation gains (losses) of $110,000, ($154,000) and ($4,554,000), respectively, in other comprehensive loss. Certain entities maintain accounting records in a currency other than the entities’ functional currency, in which case financial information is remeasured to the entity’s functional currency whereby monetary assets and liabilities are translated at the exchange rates on the balance sheet dates, non-monetary assets and liabilities are translated at historical exchange rates, and revenues and expenses are translated using the average exchange rates prevailing during the reporting period. Foreign currency transaction gains and losses resulting from remeasurement are included in “interest and other income (expense), net” in the Consolidated Statements of Operations. Additionally, the Company enters into certain foreign currency transactions whereby changes in exchange rates between an entity’s functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains and losses, which are also included in “interest and other income (expense), net” in the Consolidated Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, the Company recorded realized and unrealized transaction losses of $2,032,000, $544,000 and $2,552,000, respectively, in “interest and other income (expense), net.”

On December 14, 2007 the Company purchased three call options with aggregate notional value of £160 million maturing March 31, 2008 for $4,114,000 to hedge its exposure to negative fluctuations in the pound sterling denominated purchase consideration related to the NSB acquisition (Note 3). The options were adjusted to fair value on December 31, 2007 to $1,802,000, which resulted in an unrealized loss of $2,312,000. The unrealized loss was recorded as foreign currency transaction loss in 2007. The call options were not considered cash flow hedges, therefore they were adjusted to fair value through earnings.

On February 11, 2008, the Company sold the foreign currency call options back to the issuing institutions for $192,000, resulting in an additional net foreign currency transaction loss of $1,610,000. The loss resulted from depreciation of pounds sterling against the United States dollar. The net loss is included in “interest and other income (expense), net,” in the Consolidated Statements of Operations for the year ended December 31, 2008.

The Company’s Board of Directors has approved a foreign currency risk policy that allows the Company to enter into forward contracts and purchase option agreements to hedge foreign currency risks. The Company has an on-going program to evaluate its foreign currency risk and to minimize these risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. The Company also uses forward contracts or purchased options to hedge some of its foreign currency transaction exposure. Gains and losses resulting from these transactions are included in “interest and other income (expense), net.” As of December 31, 2010 and 2009, the Company had no open forward contracts or purchase options.

Concentration of Credit Risks

The Company sells its products directly to end-users generally requiring an up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to value added resellers (VARs) and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The sales to VARs are sell-through sales, and are based on the VAR having an end-user customer order. The Company believes no significant concentrations of credit risk existed as of December 31, 2010 or 2009, respectively. Receivables from VARs, software distributors and end-users are typically unsecured.

The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits and deposits held outside the United States are not afforded such protection. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

Derivative Instruments

The Company uses derivative instruments, primarily forwards and swaps, to hedge certain foreign currency and interest rate cash flow risks. The Company also uses other derivative instruments not designated as hedges such as forwards to hedge foreign currency balance sheet fair value risks. The Company does not use derivatives for trading purposes.

The Company recognizes all derivatives as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. In addition, gains and losses from measurement of fair value of its derivatives that do not qualify for hedge accounting treatment are recorded in “Interest and other income (expense), net” in its Consolidated Statements of Operations. See Note 7 of Notes to Consolidated Financial Statements for a full description of the Company’s derivative financial instrument activities and related accounting policies.

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

For the years ended December 31, 2010, 2009 and 2008, options to purchase 667,000, 902,000 and 927,000 shares of common stock, respectively, with weighted average exercise prices of $12.95, $12.17 and $12.42, respectively, were outstanding but not included in the computation of diluted common shares outstanding because the effect would be anti-dilutive. Due to net losses for all periods presented, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore these potential common shares were excluded from the computation of diluted loss per share. Additionally, shares of common stock contingently issuable upon conversion of the convertible senior notes (Note 6) have not been included in the computation of diluted common shares outstanding because the conversion value did not exceed the principal amount of the notes.

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net loss applicable to common stockholders	$(6,033)	$(1,238)	$(3,451)

Basic:
Weighted average common shares outstanding	63,170	61,087	60,847
Weighted average common shares of unvested restricted stock	(4,193)	(3,198)	(2,496)

Shares used in the computation of basic and diluted net loss per share	58,977	57,889	58,351

Net loss per share applicable to common stockholders – basic and diluted	$(0.10)	$(0.02)	$(0.06)

Income Taxes

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

United States income taxes were not provided on unremitted earnings (other than to the extent such unremitted earnings were otherwise subject to United States taxation as Subpart F income) from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeiture rates differ significantly from the estimate, stock-based compensation expense and the Company’s results of operations could be materially impacted. Beginning in 2006, the Company changed its previous practice of predominantly granting stock options to employees, and began granting primarily performance-based and time-based restricted stock as an alternative. Compensation expense for restricted stock is based on the fair market value of the restricted stock on its grant date, and is expensed ratably over the vesting period.

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

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income (loss) and other specified components, which, for the Company, includes changes in the cumulative foreign currency translation adjustments and unrealized changes in the value of pension obligations (Note 13).

The following table summarizes, as of each balance sheet date, the components of the Company’s accumulated other comprehensive loss (in thousands):

	December 31, 2010	December 31, 2009
Accumulated foreign currency translation adjustments	$(4,537)	$(4,647)
Unrealized losses on defined benefit pension obligations	(372)	(178)

Total	$(4,909)	$(4,825)

New Accounting Pronouncements

In January 2010, the FASB issued an update to existing accounting standards to improve disclosures regarding fair value measurements and, thus, increase the transparency in financial reporting. The update provides that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the update clarifies the requirements of the existing disclosures as follows: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (for measurements in Level 2 and Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Effective January 1, 2010, the Company adopted the provisions that were in effect as of December 15, 2009, and the adoption did not have an impact on the consolidated financial statements. The Company will adopt the remaining provisions as they become effective. The Company does not expect adoption to have a material impact on the consolidated financial statements.

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

Note 2. Composition of Certain Financial Statement Captions and Supplemental Cash Flow Information

The following summarizes the components of property and equipment (in thousands):

	December 31,
	2010	2009
Land	$5,112	$5,112
Building	10,423	10,299
Computer equipment	40,486	35,144
Furniture, fixtures and equipment	7,147	7,995
Leasehold improvements	14,005	13,786

	77,173	72,336
Less accumulated depreciation	(48,681)	(43,825)

	$28,492	$28,511

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $7,356,000, $7,926,000 and $8,214,000, respectively.

The following summarizes the components of deferred revenue (in thousands):

	December 31,
	2010	2009
Deferred license	$1,492	$2,169
Deferred maintenance	83,515	87,224
Deferred consulting	13,037	7,039

	98,044	96,432
Less current portion	(97,650)	(96,040)

Total long-term deferred revenue	$394	$392

Software license fees are deferred when one or more of the revenue recognition criteria have not been met. Once these criteria have been fully met, the revenue will be recognized. Deferred maintenance represents fees paid in advance and advance billings for maintenance service agreements which are recognized on a straight-line basis over the term of the contract. Deferred consulting services represent prepaid and unearned consulting, implementation and training services. Revenue for these services will be recognized as the services are performed. Long-term deferred revenue relates to amounts deferred for maintenance services expected to be provided beyond 2011.

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$9,001	$9,494	$13,514

Income taxes	$3,643	$2,455	$5,132

Non-cash investing and financing activities:
Purchase of property and equipment through capital lease	$—	$82	$—

Note 3. Acquisition

Acquisitions which occurred prior to January 1, 2009, have been accounted for under the purchase method of accounting. Any acquisitions made after January 1, 2009, have been and will be accounted for under the acquisition method in accordance with ASC 805 “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates of fair value. The operating results of the acquired entities are included in the accompanying Consolidated Statements of Operations from the respective acquisition dates forward.

SPECTRUM Human Resource Systems Corporation

On December 23, 2010, the Company acquired Spectrum Human Resource Systems Corporation (Spectrum), a privately held S-Corporation software company headquartered in Denver, Colorado. The acquisition of Spectrum provides the Company with a complete, end-to-end human capital management (HCM) solution which includes core HR, self-service, benefits and compensation management, applicant tracking, talent and workforce management, organization charting and reporting and succession planning. Based on Microsoft technologies,

Spectrum’s deployment options include both hosted and on-premise solutions. The Company recorded the acquisition of Spectrum using the acquisition method in 2010, and the results of Spectrum’s operations have been included in the Company’s Consolidated Statements of Operations from the date of the acquisition.

On December 23, 2010, pursuant to a signed merger agreement, the Company acquired the assets of Spectrum. The preliminary fair value of consideration transferred and measurement of assets acquired and liabilities assumed is as follows (in thousands):

Consideration transferred (paid in cash)	$17,169

Cash and cash equivalents	$1,409
Short-term investments	419
Accounts receivable	1,526
Prepaid expenses and other assets	174
Property and equipment	145
Completed technology	5,000
Customer base	3,500
Trademark	50
Goodwill	7,402
Accounts payable & accrued liabilities	(1,323)
Deferred revenue	(1,088)
Long-term debt, less current portion	(45)

Total long-term liabilities	$17,169

The primary reason for acquiring Spectrum was to provide a complete HCM solution that can be deployed standalone, or as an embedded application in the Company’s enterprise and industry solutions. Spectrum’s revenue and net income included in the Company’s Consolidated Statements of Operations at December 31, 2010 is immaterial to the results of operations of the Company overall. The excess of the consideration transferred over identifiable assets acquired and liabilities assumed was recorded as goodwill. The principal factor that resulted in recognition of goodwill was from synergies the Company expects to achieve from the additional revenue potential provided by the expanded product offerings, in addition to synergies expected from the assembled workforce which is not a separately identifiable intangible asset. The preliminary allocation of purchase price for Spectrum was based upon valuation information and estimates and assumptions available at the acquisition date. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the completion of tax related items pending the finalization of Spectrum’s pre-acquisition tax returns, working capital adjustments and the resulting goodwill adjustment. Goodwill recorded from this acquisition is expected to be deductible for tax purposes. Acquisition-related costs of $372,000 were charged to “restructuring and other” on the Consolidated Statements of Operations.

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

Pro Forma Information

Actual results of operation of Spectrum is included in the consolidated financial statements from the acquisition date of December 23, 2010. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of Spectrum using the acquisition method as if it occurred on January 1, 2009, and includes amortization of identified intangibles and elimination of amortization related to Spectrum intangibles not assumed in the acquisition. The pro forma excludes deferred revenue fair value adjustments and acquisition costs. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of operations for future periods or the financial results of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data).

	(Unaudited)
	Year Ended December 31,
	2010	2009
	Pro Forma	Pro Forma
Total revenues	$454,347	$423,388
Net loss	$(5,355)	$(2,590)
Net loss per share:
Basic and diluted	$(0.09)	$(0.04)

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill was recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired. In acquisitions accounted for using the acquisition method, goodwill is recorded as the excess, if any, of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable net assets acquired. An annual review of goodwill and indefinite-lived intangibles is required for possible impairment. The Company performed its annual impairment review of its recorded goodwill in 2010, and determined that no impairment of goodwill existed at that time because the estimated fair value of each reporting unit exceeded its carrying amount. The Company monitors the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of the Company’s reporting units would cause the Company to test goodwill for impairment. No such events occurred during the year ended December 31, 2010.

The following table represents the balance and changes in goodwill by reporting unit as of and for the years ended December 31, 2010 and 2009 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2008	$138,936	$68,835	$155,818	$363,589
NSB Purchase price allocation adjustment	701	246	624	1,571
Adjustment of tax liabilities assumed in a business combination	(114)	(76)	(191)	(381)
Scala acquisition purchase price adjustment	74	63	403	540
Other	36	24	61	121
Foreign currency translation	601	1,675	620	2,896

Balance as of December 31, 2009	140,234	70,767	157,335	368,336
Spectrum acquisition	2,986	2,097	2,319	7,402
Scala Africa earn out	76	65	413	554
Foreign currency translation	317	992	293	1,602

Balance as of December 31, 2010	$143,613	$73,921	$160,360	$377,894

The following represents the change in the gross carrying amount of intangible assets recorded during 2010 (in thousands):

	Spectrum	Foreign Currency Translation	Other	Total
Acquired technology	$5,000	$(20)	$—	$4,980
Customer base	3,500	453	130	4,083
Trademark	50	—	—	50
Covenant not to compete	—	(59)	—	(59)

Total	$8,550	$374	$130	$9,054

Intangible assets are amortized over the estimated useful life of the assets. As of December 31, 2010, the Company has not identified any indicators of impairment associated with intangible assets.

The average amortization period for intangible assets are listed in the table below. The trademark acquired in the Spectrum acquisition is being amortized over one year; other intangibles acquired in the Spectrum acquisition are amortized according to the table below.

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

The following table summarizes the components of intangible assets (in thousands):

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$142,683	$112,428	$30,255	$137,703	$95,400	$42,303
Customer base	80,250	46,821	33,429	76,167	37,076	39,091
Trademark	13,840	12,318	1,522	13,790	11,077	2,713
Covenant not to compete	2,104	2,104	—	2,163	2,163	—

Total	$238,877	$173,671	$65,206	$229,823	$145,716	$84,107

Amortization expense of the Company’s intangible assets included in cost of revenues for the years ended December 31, 2010, 2009 and 2008 was $27,825,000, $30,772,000 and $32,896,000, respectively. Estimated amortization expense for 2011, 2012, 2013, 2014, 2015 and thereafter is approximately $23,286,000, $21,737,000, $9,537,000, $7,535,000, $1,500,000 and $1,611,000, respectively.

Note 5. Restructuring and Other

For the year ended December 31, 2010, the Company recorded restructuring and other charges of $5,092,000. These charges include $2,959,000 of severance related costs associated with the headcount reductions related to cost reduction initiatives as well as the Spectrum acquisition. The Company also recorded a charge of $1,761,000 for changes in estimates on subleasing arrangements for facilities located in the United Kingdom and $372,000 in acquisition charges related to the Company’s acquisition of Spectrum (see Note 3 for additional information about the Spectrum acquisition). In connection with these restructuring activities, the Company terminated 91 employees or approximately 4% of the Company’s workforce during 2010 from across all functions. As of December 31, 2010, all but 8 of these terminations had been completed. During the year ended December 31, 2010, the Company made $3,518,000 in cash payments or otherwise settled against reserves associated with its restructuring activities. The total liability for these restructuring charges decreased by $136,000 as a result of foreign currency translation. The facilities obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

For the year ended December 31, 2009, the Company recorded restructuring and other charges of $2,210,000. These charges include $2,186,000 of severance related costs associated with the cost reduction initiatives taken during the year, management severance and reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company recorded a net credit of $141,000 related to changes in estimates on subleased facilities and charges related to closing facilities used in its retail business. The Company also recorded $142,000 in asset impairments related to leasehold improvements and facilities redundancies in the Company’s retail business resulting from the NSB acquisition. In connection with these restructuring activities, the Company terminated 61 employees or approximately 3% of the Company’s workforce during 2009 primarily from professional services and sales functions. As of December 31, 2009, all of these terminations had been completed or the employees had been notified. During the year ended December 31, 2009, the Company made $5,905,000 in cash and share-based payments against reserves associated with its restructuring activities. The liability was further increased by $492,000 of foreign currency translation and other charges.

For the year ended December 31, 2008, the Company recorded restructuring charges of $9,143,000. These charges include $7,009,000 of severance related costs. The severance costs are associated with the cost reduction initiatives taken in the fourth quarter, management severance and cost reductions primarily from the elimination of redundancies in the Company’s retail business resulting from the NSB acquisition. The Company also had $2,134,000 of facilities charges related primarily to changes in estimates on subleasing facilities. In connection with these restructuring activities, the Company terminated 362 employees or approximately 12% of the Company’s workforce during the year from all functional areas. As of December 31, 2008, all of these terminations had been completed. During the year ended December 31, 2008, the Company made $13,324,000 in cash payments, share-based payments and currency translation adjustments against reserves associated with its restructuring activities.

Note 6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Convertible senior notes	$230,000	$230,000
Debt discount	(33,645)	(42,143)
Credit facilities	47,500	67,500
Other, including capital leases	337	380

	244,192	255,737
Less current portion	(258)	(202)

Total long-term debt	$243,934	$255,535

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

As of December 31, 2010, the Company had $47,500,000 outstanding on the revolving facility and unused borrowing capacity of $52,500,000 under the revolving facility. During the year ended December 31, 2010, the Company made voluntary principal payments of $20,000,000 against the revolving loan from discretionary funds.

At December 31, 2010, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 5.38%. The Company has entered into interest rate swap agreements to convert a portion of the 2007 credit facility’s interest rate variability to a fixed rate basis as required under the 2007 credit facility (Note 7).

The Company is not obligated to make mandatory quarterly principal payments under the 2007 credit facility, however periodic interest payments are made, not less often than quarterly. All the outstanding principal and accrued interest on the revolving loan facility is due September 30, 2012, upon expiration of the facility. Accordingly, the outstanding balance of the facility at December 31, 2010 and 2009 was classified as long-term debt.

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

The Company recorded a $61,752,000 debt discount as additional paid-in capital, as of the convertible senior notes’ issuance date of May 15, 2007. At December 31, 2010 and 2009, the unamortized debt discount was $33,645,000 and $42,143,000, respectively. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $196,355,000 at December 31, 2010. At December 31, 2010, the fair value of the debt was $223,100,000, as determined based upon quoted market prices.

The Company is amortizing the debt discount through the date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $13,961,000 and $13,369,000 related to the convertible debt for the years ended December 31, 2010 and 2009, respectively, of which $5,463,000 in each year is based on the coupon rate.

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

Interest rate swaps were entered into in connection with the term loan previously outstanding under the 2007 credit facility and were initially designated and qualified as cash flow hedges, whereby the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive loss and reclassified into earnings in the same period during which the hedged transaction affected earnings. If the Company had experienced gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, they would have been recognized in current earnings.

On September 30, 2009, the Company paid in full the balance outstanding on its term loan by borrowing on the revolving line of credit under the 2007 credit facility (Note 6). Both the term loan and the revolving credit facility incur a variable interest rate. Because the interest rate swaps were designated as hedging the interest rate variability on the term loan, repayment of the term loan resulted in the de-designation of this hedging relationship. Accordingly, subsequent to September 30, 2009, the interest rate swaps are no longer designated in a hedging relationship. For the years ended December 31, 2010 and 2009, a gain (loss) for the change in the fair value of the interest rate swaps of $373,000 and $(504,000), respectively, was recognized in “interest and other income (expense), net” in the accompanying Consolidated Statements of Operations.

The Company’s foreign currency contracts are not designated and do not qualify as hedging instruments, and gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Consolidated Statements of Operations. As of December 31, 2010, the Company had no open foreign currency forward or option contracts or other material foreign currency denominated derivative or other financial instruments.

Interest Rate Swaps

The Company has entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. As of December 31, 2010 and December 31, 2009, the fair value of the interest rate swaps is included on the Company’s Consolidated Balance Sheets. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. Following is a summary of the interest rate swaps (rates for expired contracts are exclusive of an interest rate margin and rates for active contracts are inclusive of the interest rate margin of 4.00% applicable at December 31, 2010 under the 2007 credit facility):

Contract Date	Notional Amount	Interest Period Covered	Rate
04/18/08	$20 million	06/30/08 – 03/31/09	3.170%
04/18/08	$15 million	06/30/08 – 09/30/09	3.195%
04/18/08	$15 million	06/30/08 – 09/30/09	3.150%

03/11/09	$20 million	03/31/09 – 03/31/11	5.690%
03/12/09	$15 million	09/30/09 – 03/31/11	5.890%
03/12/09	$5 million	09/30/09 – 09/30/10	6.050%

At December 31, 2010, the effective interest rate for the notional amounts covered by the swap agreements as of such date was 5.78% (inclusive of 4.00% interest rate margin applicable at December 31, 2010 under the 2007 credit facility).

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

Foreign Currency Contracts

The Company has operations in foreign countries around the world and these operations generate revenue and incur expenses in currencies other than the United States dollar, particularly the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. The Company uses foreign currency forward contracts to manage its market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than an entity’s functional currency. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in “interest and other income (expense), net” in the accompanying Consolidated Statements of Operations and are designed generally to offset the gains and losses resulting from remeasurement of intercompany balances recognized in the same line item. The Company reported net foreign currency losses of $2,032,000 and $544,000 for the year ended December 31, 2010 and 2009, respectively, which are inclusive of the respective foreign currency rate change effects on financial instruments and non-financial assets and liabilities to which the instruments relate. The Company had no open foreign currency forward or option contracts or any other foreign currency denominated derivative or other financial instrument in effect as of December 31, 2010 or 2009.

Quantitative Disclosures About Derivative Instruments

The fair value of derivative instruments is as follows (in thousands):

	Fair Value of Liability Derivatives as of December 31,
	Balance Sheet Location	2010	2009
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$131	$61
Interest rate swaps	Other long-term liabilities	—	443

Total		$131	$504

The effects of derivative instruments on the Consolidated Statements of Operations and Comprehensive Loss on a pre-tax basis are as follows (in thousands):

	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,
	2010	2009
Derivatives in cash flow hedging relationship:
Interest rate swaps	$—	$(696)
Interest rate swaps de-designated	—	(559)

Total	$—	$(1,255)

The following table represents the amount of derivative instruments not designated as hedges recognized in the Company’s Consolidated Statements of Operations (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2010	2009
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income on derivatives:
Interest rate swaps	Interest expense	$373	$(160)
Foreign currency contracts	Interest and other income (expense), net	(1,914)	(1,956)

Total		$(1,541)	$(2,116)

United States GAAP requires a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2—inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3—unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swaps are required to be measured at fair value on a recurring basis. The fair value of the interest rate swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swaps as Level 2. The following tables present the Company’s financial liabilities as of December 31, 2010 and December 31, 2009, measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
Interest rate swap liability	Level 1	Level 2	Level 3
December 31, 2010	$—	$131	$—
December 31, 2009	—	504	—

Note 8. Commitments and Contingencies

Leases

The Company leases certain of its operating facilities and equipment under operating leases with terms expiring through 2019. In addition to minimum lease payments, the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. The Company also leases certain equipment under capital leases, with terms expiring through 2012, for which the term of the agreement is greater than 75% of useful life of the asset leased. The cost of equipment under capital leases is included in the accompanying Consolidated Balance Sheets as property and equipment and was $1,096,000 at December 31, 2010 and 2009. Accumulated amortization of the leased equipment at December 31, 2010 and 2009 was $844,000 and $674,000, respectively. Amortization of assets under capital leases is included with depreciation expense.

The following is a schedule of future minimum lease payments under capital leases, operating leases and future noncancellable sublease income (in thousands):

Years Ending December 31,	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Future Noncancellable Sublease Income	Net Future Minimum Lease Payments
2011	$276	$13,517	$1,358	$12,435
2012	73	10,092	1,156	9,009
2013	—	8,095	281	7,814
2014	—	6,529	41	6,488
2015	—	5,471	1	5,470
Thereafter	—	14,426	—	14,426

Total	349	58,130	2,837	55,642
Less amount representing interest	(13)	—	—	(13)

	$336	$58,130	$2,837	$55,629

Rental expense under operating leases, net of sublease income, for 2010, 2009 and 2008 was $12,429,000, $12,914,000 and $13,695,000, respectively.

Included in the table above is $18,001,000 of payments related to a new 10-year, 68,000 square foot office lease for the Company’s corporate headquarters (Lease). The Lease was signed during the first quarter of 2011, and the Company plans to move to the new premises in the third quarter of fiscal 2011. Pursuant to the Lease, the Company will also pay a pro rata share of operating expenses and certain property tax increases. The Company has the right to lease up to a total of 10,000 additional square feet within the first two years of the lease term and a right of first refusal on additional square footage, subject to certain limitations. The Lease has a term of 10 years beginning in August 2011 and the Company has the option to extend the term for up to two additional five year terms.

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

Note 9. Income Taxes

Income before income taxes is allocated between United States federal and foreign jurisdictions as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$(16,426)	$(12,244)	$(5,658)
Foreign	9,645	7,663	1,612

Total	$(6,781)	$(4,581)	$(4,046)

The income tax provision (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$1,368	$1,160	$829
State	261	25	235
Foreign	2,407	(288)	480

Total	$4,036	$897	$1,544

Deferred:
Federal	$(3,598)	$(3,613)	$(1,398)
State	(129)	(1,036)	(685)
Foreign	1,246	5,852	(348)
Valuation allowance	(2,303)	(5,443)	292

Total	$(4,784)	$(4,240)	$(2,139)

Total	$(748)	$(3,343)	$(595)

The reported income tax benefit differs from the amount computed by applying the statutory United States federal income tax rate of 35% to the income before income taxes as follows:

	Year Ended December 31,
	2010	2009	2008
Provision computed at statutory rates	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory United States federal rate	(9.8%)	(11.7%)	(11.7%)
State and local taxes, net of federal benefit	4.3%	20.9%	17.8%
Write-off of In-Process R&D	—	—	(1.7%)
Officers compensation	(2.7%)	(11.1%)	(7.0%)
Interest income	—	—	(3.2%)
Subpart F income and other foreign earnings	(65.4%)	(67.3%)	(9.3%)
Uncertain tax positions	5.6%	16.3%	21.1%
Other nondeductible permanent items	2.1%	(8.7%)	(21.1%)
Credits	7.9%	7.1%	3.1%
Other	—	(26.3%)	(1.1%)
Valuation allowance	34.0%	118.8%	(7.2%)

Total	11.0%	73.0%	14.7%

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$38,660	$42,968
Research credit carryforward	3,734	1,775
Other credit carryforwards	3,290	2,959
Accrued expenses	4,515	4,784
Deferred revenue	700	606
Allowance for doubtful accounts	1,683	1,754
Accrued restructuring costs	1,876	2,372
Depreciation	1,963	1,419
Stock-based compensation	5,800	2,796

Total gross deferred tax assets	62,221	61,433
Valuation allowance	(11,122)	(13,181)

Total deferred tax assets, net of valuation allowance	51,099	48,252
Deferred tax liabilities:
Purchased intangibles	(12,407)	(11,216)
Convertible debt	(12,553)	(16,028)

Total deferred tax liabilities	(24,960)	(27,244)

Net deferred tax assets	$26,139	$21,008

Activity for the valuation allowance is as follows (in thousands):

	Balance at Beginning of Period	Charged (Credited) to Tax Expense	Charged to Other Accounts	Balance at Ending of Period
For the Year Ended 12/31/2008	5,164	292	10,735	16,191
For the Year Ended 12/31/2009	16,191	(5,443)	2,433	13,181
For the Year Ended 12/31/2010	13,181	(2,303)	244	11,122

Amounts charged to other accounts represent adjustments to goodwill, deferred tax assets, unrecognized tax benefits and currency translation.

The benefit for income taxes consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

During the year ended December 31, 2010, the Company determined, primarily based on restructuring of its Canadian operations, as well as operating income during recent years and anticipated operating income and cash flows for future periods, that it is more likely than not that certain deferred tax assets will be realized in the future. Accordingly, the Company released a $2,303,000 valuation allowance recorded against those deferred tax assets.

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

The Company has United States federal, state and foreign net operating loss (NOL) carryforwards as of December 31, 2010 of approximately $45,924,000, $8,842,000 and $77,020,000, respectively. The federal and state losses expire in the years 2011 through 2024. Approximately $33,000,000 of the United States federal NOL is subject to annual limitations on utilization equal to approximately $12,100,000 pursuant to section 382 of the Internal Revenue Code. The foreign losses generally have no expiration date. In addition, the Company has approximately $8,209,000 of federal and state research and development credit tax carryforwards that expire in the years 2011 through 2027. The Company also has approximately $3,424,000 in alternative minimum tax credits which do not expire.

United States income taxes were not provided on unremitted earnings (other than to the extent such unremitted earnings were otherwise subject United States taxation as Subpart F income) from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

At December 31, 2010, the Company had $16,061,000 of gross unrecognized tax benefits, of which $11,559,000 would reduce the effective tax rate if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest and penalties related to uncertain tax positions as follows:

Balance at December 31, 2008	$153,000
Balance at December 31, 2009	$996,000
Balance at December 31, 2010	$1,164,000

The following table is the reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$16,507	$29,350	$26,065
Increases - tax positions taken in prior years	362	123	6,211
Decreases - tax positions taken in prior years	(142)	(7,593)	(1,643)
Current year tax positions	—	67	60
Settlements	(1,375)	(2,880)	(589)
Lapse of statute of limitations	(455)	(2,560)	(754)

Balance at end of period	$14,897	$16,507	$29,350

The tax years 1997 to 2010 remain open to examination by federal and state taxing jurisdictions and the tax years 2003 to 2010 remain open to examination by foreign jurisdictions. The Company is currently under examination in various foreign locations. The Company does not believe the amount settled will materially differ from the unrecognized tax benefit as of December 31, 2010. The unrecognized tax benefits related to the foreign examinations would reduce the effective tax rate if recognized.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

Note 10. Stock-Based Compensation

The Company has in effect stock incentive plans under which restricted stock and stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for eligible employees. The Company recognizes share-based payments to employees, including grants of restricted stock and stock options to employees and non-employee directors, in the financial statements based upon their respective grant date fair values. Stock-based compensation expense is measured at the grant date and is expensed ratably over the vesting period.

The following table sets forth the total stock-based compensation expense resulting from performance-based restricted stock awards, service-based restricted stock awards and stock options included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of license revenues	$16	$—	$—
Cost of consulting revenues	1,685	1,031	408
Cost of maintenance revenues	1,129	433	359
Sales and marketing	4,028	1,736	2,430
Software development	3,072	728	591
General and administrative	8,398	4,180	3,257

Total stock-based compensation expense	$18,328	$8,108	$7,045

The following table sets forth stock-based compensation expense (in thousands):

	Year Ended December 31,
	2010	2009	2008
Performance-based restricted stock	$15,123	$3,479	$3,093
Service-based restricted stock	3,198	4,709	3,536
Stock options	7	(80)	416

Total	$18,328	$8,108	$7,045

The Company has recorded share-based payments included in certain severance arrangements associated with restructuring activities which occurred during the years ended December 31, 2010, 2009 and 2008. Specifically, included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2010, are restructuring charges for performance-based restricted stock of $98,000. Included in the Company’s Consolidated Statements of Operations for the year ended or the year ended December 31, 2009 are restructuring charges for stock options, service-based restricted stock and performance-based restricted stock of $22,000, $66,000 and $95,000, respectively. Included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 are restructuring charges for stock options, service-based restricted stock and performance-based restricted stock of $184,000, $372,000 and $709,000.

During 2010, the Company granted to various members of management and the Board of Directors the right to receive 300,000 shares of restricted stock at a purchase price equal to the par value of such stock. The shares to management vest on various schedules, such as annually or 50% annually over 2 years. The shares to the Board of Directors vest upon granting.

In January 2010, the Company’s Board of Directors approved extending the Company’s Performance Based Restricted Stock Plan (“PBRSP”) through 2011. In February 2011, the Company’s Board of Directors approved extending the PBRSP to 2012. The majority of the existing participants in the 2011 PBRSP were granted the same on target (OTE) number of shares for the 2012 plan year as they had been granted for the 2011 plan year. In February 2011, the Company’s Board of Directors also approved extending the performance-based restricted stock Management Incentive Program (“MIP”) for 2011. In extending the equity-based MIP, 681,000 performance-based restricted shares were granted for the 2011 year. All performance-based restricted shares granted under the MIP and PBRSP are subject to a calendar year vesting schedule and are subject to the terms of the Company’s PBRSP and MIP. The recipients earn the restricted stock, or a portion thereof, at the end of the 2011 performance year depending upon achievement by the Company of performance targets based upon the Company’s achievement levels for annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). The annual targets for the 2012 PBRSP will not be determined until early 2012. Unearned restricted stock under the MIP and PBRSP is held in escrow during the year, and the Company’s reacquisition rights do not lapse until the shares are earned following calculation of the Company’s level of performance at December 31, 2011. In the event of an employee’s termination of service with the Company during the performance year, shares that have not been earned will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non or under achievement of annual revenue or adjusted EBITDA performance conditions for a performance year will be forfeited and automatically transferred to and reacquired by the Company.

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

On February 11, 2011, the Company’s reacquisition right lapsed on 911,000 and 946,000 shares related to the PBRSP and MIP, respectively, for the 2010 performance year. These shares were included in restricted stock at December 31, 2010. The lapse occurred following the Company’s determination of the achievement of its 2010 performance year performance conditions. The compensation expense related to these shares was included in the Consolidated Statements of Operations for the year ended December 31, 2010.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. In conjunction with the periodic vesting of the restricted stock and the annual vesting of performance-based restricted stock, the following treasury stock acquisitions were made during the years ended December 31, 2010 and 2009:

Year Ending	Shares Acquired	Value of Shares
December 31, 2010	406,000	$3,703,000
December 31, 2009	413,000	$2,212,000

At December 31, 2010, the Company had approximately $8,151,000 of total unrecognized compensation expense related to performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately one year. At December 31, 2010, the Company had approximately $1,838,000 of total unrecognized compensation expense related to other service-based restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately one year. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable.

The following table is a rollforward of service-based restricted stock activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-based restricted stock, beginning of period	634,812	$6.31
Granted	300,225	8.49
Vested	(640,386)	6.74
Forfeited	(11,643)	7.83

Service-based restricted stock, end of period	283,008	$7.60

The fair value of service-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $4,316,000, $5,785,000 and $1,897,000, respectively.

The following table is a rollforward of performance-based restricted stock activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance-based restricted stock, beginning of period	2,181,823	$6.73
Granted	3,032,035	8.23
Vested	(562,758)	9.65
Forfeited	(887,936)	8.44

Performance-based restricted stock, end of period	3,763,163	$8.19

The fair value of performance-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $5,431,000, $3,663,000 and $8,217,000, respectively.

The following is a summary of activity under the stock option plans as of December 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,421,069	$7.79
Granted	—	—
Exercised	(105,300)	3.44
Expired or canceled	(47,015)	12.82

Outstanding, end of period	1,268,754	$7.97	2.9	$4,548,000

Vested and expected to vest	1,268,647	$7.97	2.9	$4,547,000

Options exercisable	1,260,317	$8.00	2.9	$4,492,000

Net cash proceeds from the exercise of stock options were $362,000, $207,000 and $1,597,000 for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008 net cash provided by operating activities decreased by, and financing activities increased by $1,228,000, $636,000 and $847,000, respectively, related to excess tax benefits from exercise of stock-based awards. The tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation for the years ended December 31, 2010, 2009 and 2008 was $5,357,000, $2,335,000 and $2,421,000, respectively. No share-based compensation was capitalized for the years ended December 31, 2010, 2009 and 2008.

Total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $597,000, $290,000 and $2,494,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock.

Stock options are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The Company granted zero,15,000 and 300,000 options during the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average grant date fair value of options granted in fiscal 2009 and 2008 were $1.96 and $2.15 per option, respectively. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options. As there were no options granted for the year ended December 31, 2010, no data is provided for stock option plans with respect to the weighted average assumptions used to value the option grants and the stock purchase plan rights. The grant date fair value of options granted was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Expected life (years)	4.0	3.0
Risk-free interest rate	1.3%	2.2%
Volatility	75.5%	40.5%
Dividend rate	0.0%	0.0%

The Company has a total of nine stock option plans and has available a total of 2,957,000 shares of its common stock for issuance pursuant to incentive and non-qualified stock option plans and stock purchase rights that may be granted to officers, key employees and directors of the Company as of December 31, 2010. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The Company however only makes new common stock or option grants out of its shareholder approved 2007 Stock Incentive Plan.

The Company has an employee stock purchase plan authorizing the issuance of up to 1,250,000 shares of common stock to participating employees. The plan permits employees to purchase common stock at a price equal to 95% of the fair market value at the end of a six-month offering period. As of December 31, 2010, 1,016,000 shares have been issued under this plan.

Note 11. Stock Repurchase Plan

During 2007, the Company announced that the Board of Directors authorized the Company to institute a stock repurchase program whereby up to $50 million of its common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company is able to purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued at any time by the Board of Directors. Through December 31, 2010, the Company repurchased 162,000 shares of its common stock at a weighted average price of $8.03 per share under this program.

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

Note 13. Employee Benefit Plan

Defined Contribution Plans

The Company has a 401(k) salary deferral plan (the 401(k) Plan), which is funded based on employee contributions. Terms of the 401(k) Plan provide for the Company to make contributions to the 401(k) Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined). The Company’s contributions to the 401(k) Plan were approximately $1,247,000, $1,238,000 and $1,439,000, respectively, for the years ended December 31, 2010, 2009 and 2008.

The Company has a deferred compensation plan which permits certain eligible United States executives to defer a portion of their compensation. Benefit payments under the plan are funded by contributions from the participants. There is no Company match. At December 31, 2010 and 2009, the Company had $1,503,000 and $1,685,000, respectively, of deferred compensation included in accrued expenses in the accompanying Consolidated Balance Sheets. Such amounts are unsecured obligations of the Company.

Postretirement Life Insurance Plan

The Company is obligated under a postretirement benefit plan to maintain life insurance policies on former employees from an acquired business. The obligation is measured as the actuarial value of the cost of insurance. At December 31, 2010 and 2009, the fair value of the postretirement obligation was $1,537,000 and $1,386,000, respectively, which was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets, of which $206,000 and $98,000, respectively, was recognized in accumulated other comprehensive loss related to the actuarial valuation.

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

Net Periodic Pension Cost

The net periodic pension cost of the Company’s defined benefit pension plan included the following components (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest cost on projected benefit obligation	$352	$329
Expected return on plan assets	(269)	(228)
Amortization of net loss	3	—

Net periodic pension cost	$86	$101

Obligations and Funded Status

Change in benefit obligation (in thousands):

	2010	2009
Projected benefit obligation, beginning of the year	$6,440	$4,589
Interest cost	352	329
Benefits paid	(85)	(12)
Actuarial loss on liabilities	207	1,045
Foreign currency exchange rate changes	(183)	489

Projected benefit obligation, end of year	$6,731	$6,440

Change in plan assets (in thousands):

	2010	2009
Fair value of assets, beginning of the year	$4,794	$3,769
Actual return on assets	384	415
Contributions	386	233
Benefits paid	(85)	(12)
Foreign currency exchange rate changes	(136)	389

Fair value of assets, end of year	$5,343	$4,794

Funded status	$(1,388)	$(1,646)

At December 31, 2010, the accrued benefit obligation is equal to the projected benefit obligation of $6,731,000. The net funded status is in other long-term liabilities on the Consolidated Balance Sheets. There are no current liabilities or noncurrent assets with respect to the plan in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (in thousands):

	As of December 31, 2010	As of December 31, 2009
Transition obligation	$—	$—
Prior service cost	—	—
Net loss	166	80

Total	$166	$80

Approximately $3,000 of the accumulated other comprehensive loss is expected to be recognized as net periodic pension costs in 2011.

Assumptions

The following assumptions were used to determine the benefit obligations and net periodic pension costs:

	December 31, 2010	December 31, 2009
Discount rate	5.4% per annum	5.7% per annum

Expected long term return on plan assets	5.4% per annum	5.6% per annum

Rate of future salary increases	N/A	N/A

The expected long-term rate of return on assets assumption is chosen based on the facts and circumstances that existed at the measurement date and the mix of assets held at that date. The discount rate has been reduced from 5.7% due to the fall in yields on AA rated corporate bonds over the period.

Plan Assets

The Company’s investment policy is determined by the trustees of the plan after consulting the Company and includes a periodic review of the pension plan’s investment in the various asset classes. The Company has classified the assets as Level 1 as their fair value is obtained from their specific pooled funds quoted market values. The Company’s asset allocations by asset category are as follows:

		Fair Value Measurement Using
Asset Category	Fair Value of Plan Assets at December 31, 2010	Level 1	Level 2	Level 3	Percentage of Fair Value of Plan Assets
Cash	$1,041	$1,041	$—	$—	19.5%
Pooled Funds:
UK equities (a)	832	832	—	—	15.6%
European equities (b)	309	309	—	—	5.8%
North American equities (c)	237	237	—	—	4.4%
Property (d)	478	478	—	—	8.9%
Government bonds (e)	684	684	—	—	12.8%
Corporate bonds (f)	1,372	1,372	—	—	25.7%
Index linked bonds (g)	390	390	—	—	7.3%

Total	$5,343	$5,343	$—	$—	100.0%

(a)	This consists of two pooled pension funds, with 35% invested in a fund predominantly invested in UK Blue Chip stocks and the balance invested in a fund whose aim is to benefit from UK recovery stocks.
(b)	This is a pooled pension fund holding European equities.
(c)	This is a pooled pension fund holding North American equities.
(d)	This is a pooled pension fund holding UK property.
(e)	This consists of three pooled pension funds invested in a mix of a UK and overseas government bonds.
(f)	This consists of four pooled pension funds holding a variety of corporate bonds.
(g)	This is a pooled pension fund holding UK long dated index linked bonds.

		Fair Value Measurement Using
Asset Category	Fair Value of Plan Assets at December 31, 2009	Level 1	Level 2	Level 3	Percentage of Fair Value of Plan Assets
Cash	$768	$768	$—	$—	16.0%
Pooled Funds:
UK equities (a)	750	750	—	—	15.7%
European equities (b)	302	302	—	—	6.3%
North American equities (c)	204	204	—	—	4.3%
Property (d)	443	443	—	—	9.2%
Government bonds (e)	473	473	—	—	9.9%
Corporate bonds (f)	1,430	1,430	—	—	29.8%
Index linked bonds (g)	424	424	—	—	8.8%

Total	$4,794	$4,794	$—	$—	100.0%

(a)	This consists of two pooled pension funds, with 36% invested in a fund predominantly invested in UK Blue Chip stocks and the balance invested in a fund whose aim is to benefit from UK recovery stocks.
(b)	This is a pooled pension fund holding European equities.
(c)	This is a pooled pension fund holding North American equities.
(d)	This is a pooled pension fund holding UK property.
(e)	This consists of two pooled pension funds, with 78% held in a UK long dated fixed interest bond fund and the balance held in a fund predominantly invested in UK Gilts.
(f)	This is a pooled pension fund holding a variety of corporate bonds.
(g)	This is a pooled pension fund holding UK long dated index linked bonds.

In determining the mix of assets, the trustees of the plan have taken into account the plan liabilities. In particular, the significant bond holding is intended to reduce the volatility of the financial position. Net cash flow is currently being held in cash pending a review of the investment strategy. The assets are diversified and are managed in accordance with applicable laws, and with the goal of maximizing the plan’s return within acceptable risk parameters. The pension plan’s assets did not include any of the Company’s stock at December 31, 2010 or 2009.

Estimated Future Benefit Payments

The schedule below shows the estimated future benefit payments for the defined benefit pension plan and the postretirement life insurance plan for each of the years 2011 through 2015 and the aggregate of the next five years (in thousands):

Year Ending December 31:
2011	$140
2012	271
2013	297
2014	322
2015	293

2016 thru 2020	1,931

There is no further accrual of benefits because plan participants include only terminated employees so the only contributions required are those needed to fund the shortfall in the plan. During 2011, the Company is currently committed to contribute approximately $419,000 to the plan to cover the shortfall. Administrative costs of the plan are paid directly by the Company.

Note 14. Other Accounting Matters

Investissement Quebec Credit

The province of Quebec, Canada has established a program to attract and retain investment in the information technology sector in Quebec. A corporation with employees performing eligible activities can apply for and receive a refund of up to 30% of eligible salaries (Salary Rebate). The program is administered by Investissement Quebec (IQ). IQ reviews applications and issues annual eligibility certificates to qualifying companies. IQ also issues annual eligibility certificates confirming named qualifying employees. The payment of the Salary Rebate is made by the Minister of Revenue of Quebec and is subject to audit at a later date. The Salary Rebate is taxable in the year of receipt.

During 2010, the Company applied for Salary Rebates for 2008 and 2009, the first eligible periods under the program. During 2010, the Company received certification and cash rebates totalling $2,656,000 related to the 2008 year and has recorded these amounts as a $1,622,000 reduction in cost of consulting revenues, a $983,000 reduction in software development expenses and a $51,000 reduction in cost of maintenance revenues. The Company has also received certification for $3,231,000 related to the 2009 year, expects to receive the related cash rebate during 2011 and has recorded this amount as a $2,162,000 reduction in cost of consulting revenues and a $1,069,000 reduction in software development expenses with the corresponding Salary Rebate receivable included in prepaid expenses and other current assets. The classification of the rebate to these financial statement line items is consistent with the classification of the qualifying salaries that were eligible for the credit. The program is currently scheduled to extend through 2015 and the Company plans to continue to apply for the credits for each eligible year.

The Company conducts limited operations in Venezuela (revenue derived from Venezuelan operations represented approximately 0.1% of the Company’s consolidated revenue for the year ended December 31, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, in the first quarter of fiscal 2010 the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1,315,000 due to the revaluing of its bolivar-based net assets. This charge is included in “interest and other income (expense), net” in the Consolidated Statements of Operations.

Note 15. Segment and Geographic Information

The Company has prepared operating segment information to report components that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 of $27,825,000, $30,772,000 and $32,896,000, respectively.

Operating segment data for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	License	Consulting	Maintenance	Hardware and Other	Total
Year ended December 31, 2010:
Revenues	$81,992	$137,649	$193,694	$26,948	$440,283
Cost of segment revenues	18,690	110,347	47,935	23,518	200,490

Segment gross profit	$63,302	$27,302	$145,759	$3,430	$239,793

Year ended December 31, 2009:
Revenues	$70,235	$128,413	$190,943	$20,033	$409,624
Cost of segment revenues	14,646	104,307	44,009	17,587	180,549

Segment gross profit	$55,589	$24,106	$146,934	$2,446	$229,075

Year ended December 31, 2008:
Revenues	$90,416	$152,153	$192,308	$53,002	$487,879
Cost of segment revenues	18,215	125,747	48,110	47,840	239,912

Segment gross profit	$72,201	$26,406	$144,198	$5,162	$247,967

The following schedule presents the Company’s operations by geographic area for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	United States	Europe	Australia and New Zealand	Asia	Other	Consolidated
Year ended December 31, 2010:
Revenues	$307,190	$77,263	$18,983	$14,863	$21,984	$440,283
Property and equipment, net	22,091	1,757	1,409	562	2,673	28,492

Year ended December 31, 2009:
Revenues	$280,765	$80,079	$16,643	$15,160	$16,977	$409,624
Property and equipment, net	21,180	1,391	1,613	706	3,621	28,511

Year ended December 31, 2008:
Revenues	$328,760	$98,197	$18,783	$18,037	$24,102	$487,879
Property and equipment, net	22,995	1,910	886	1,368	4,828	31,987

Revenues are attributed to geographic areas based on the location of the Company’s subsidiary that entered into the related contract. No single customer accounts for greater than 10% of revenues.

Note 16. Selected Quarterly Information (Unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s four fiscal quarters in each of the years ended December 31, 2010 and 2009. The Company believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes (in thousands, except per share data):

	Year 2010 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$117,213	$114,624	$109,165	$99,281
Gross profit	$59,990	$54,062	$50,476	$47,440
Operating income	$6,943	$5,363	$1,659	$167
Net income (loss)	$4,417	$(9,406)	$(1,012)	$(32)
Earnings (loss) per share – diluted	$0.07	$(0.16)	$(0.02)	$(0.00)
Shares outstanding – diluted	61,235	59,120	58,990	58,634

	Year 2009 Quarter Ended
	December 31	September 30	June 30	March 31
Total revenues	$111,908	$98,576	$100,447	$98,693
Gross profit	$57,044	$48,938	$48,217	$44,104
Operating income (loss)	$10,962	$4,598	$3,805	$(1,994)
Net income (loss)	$6,714	$356	$(6,680)	$(1,628)
Earnings (loss) per share – diluted	$0.11	$0.01	$(0.11)	$(0.03)
Shares outstanding – diluted	59,344	60,305	59,486	58,985

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Epicor’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework.

In making this assessment as of December 31, 2010, management has excluded the operations of Spectrum, which was acquired by the Company on December 23, 2010, and whose financial statements reflect total assets, total tangible assets and total revenues of 3%, 1% and less than 1%, respectively, of the Company’s related consolidated financial amounts as of and for the year ended December 31, 2010, as the Company did not have sufficient time to make an assessment of Spectrum’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding Spectrum from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, as revised on October 6, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

Based on its assessment using those criteria, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by McGladrey & Pullen, LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report included in this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Epicor Software Corporation

We have audited Epicor Software Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Epicor Software Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in the Annual Report on Form 10-K of Epicor Software Corporation for the year ended December 31, 2010. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Spectrum Human Resource Systems Corporation (Spectrum) from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2010. We have also excluded Spectrum from our audit of internal control over financial reporting. Spectrum is a wholly owned subsidiary whose total assets and net income represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

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

In our opinion, Epicor Software Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Epicor Software Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the three years in the period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Irvine, California

March 14, 2011

Item 9B.	OTHER INFORMATION

On March 11, 2011, the Company entered into a written Office Lease agreement (the Lease) with Lakeshore Towers Limited Partnership Phase I, a California limited partnership (Lessor) for office space located at 18101 Von Karman Avenue, Irvine, California (the “Premises”). The Company plans to move its corporate headquarters to the Premises beginning in the third quarter of fiscal 2011.

Pursuant to the Lease, the Company will lease a total of approximately 68,000 square feet of office space at a base rent of approximately $129,000 per month, subject to certain adjustments. The Company will also pay a pro rata share of operating expenses and certain property tax increases. The Company has the right to lease up to a total of 10,000 additional square feet within the first two years of the lease term and a right of first refusal on additional square feet, subject to certain limitations.

The Lease has a term of 10 years beginning in August 2011 and the Company has the option to extend the term for up to two additional five year terms. The Company may terminate all or a portion of the Lease at the end of the first 72 months of the term by paying a termination fee.

The foregoing description of the Lease is qualified in its entirety by reference to the full text of the Lease, which is filed herewith.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors – Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Meetings and Committees – Code of Ethics” and the first paragraph under the section entitled “Board of Directors Meetings and Committees – Audit Committee.”

Item 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders entitled “Executive Compensation and Other Matters,” including the section entitled “Executive Compensation and Other Matters – Compensation Committee Report,” and “Board of Directors Meetings and Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2010, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies, which originally granted those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,094,589	$8.90	2,990,655	(3)
Equity compensation plans not approved by shareholders (2)	174,165	$3.94	—	(4)

Total	1,268,754	$8.22	2,990,665

(1)	Consists of the 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), 1999 Nonstatutory Stock Option Plan (the 1999 Plan), 2002 Employee Stock Purchase Plan (the Purchase Plan), 2005 Stock Incentive Plan (the 2005 Plan) and 2007 Stock Incentive Plan (the 2007 Plan).

(2)	Consists of the 1993 Nonqualified Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1997 Nonqualified Stock Option Plan and 1998 Nonqualified Stock Option Plan (hereinafter collectively referred to as the “Non-Shareholder Approved Plans”).

(3)	This number includes 234,269 shares of common stock reserved for issuance under the Purchase Plan, 0 shares available for issuance under the 1994 Plan, 0 shares available for issuance under the 1999 Plan and 2005 Plan, respectively, and 2,756,386 shares available for issuance under the 2007 Plan. On March 30, 2007, the Board of Directors approved the 2007 Plan, subject to stockholder approval at the Annual Meeting, which approval was ultimately received on May 22, 2007. Under the terms of those approvals and the terms of the 2007 Plan, any remaining available shares for issuance under the 1999 Plan and the 2005 Plan rolled into the 2007 Plan. Thus, 0 shares remain available for issuance under those two plans.

(4)	On March 18, 2003, the Compensation Committee of the Board of Directors approved an amendment to the Company’s 1999 Nonstatutory Stock Option Plan to increase the authorized shares of common stock under the Plan by 4,000,000 to a total of 6,000,000 shares of common stock authorized under the 1999 Plan. In addition, the Board of Directors resolved that if the 4,000,000 share increase to the 1999 Plan was approved, the Board would cease making grants under the Non-Shareholder Approved Plans. Because the share increase to the 1999 Plan was approved, the Company will no longer make additional grants under those Non-Shareholder Approved Plans.

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 42,065 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan per note 4 above.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 30,700 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan per note 4 above.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 26,875 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan per note 4 above.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) and may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 74,525 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan per note 4 above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders entitled “Certain Relationships and Related Person Transactions” and “Board of Directors Meetings and Committees—Board Independence.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the section of the Company’s Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders entitled “Fees Billed by McGladrey & Pullen, LLP During Last Two Fiscal Years.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on 10-K:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 on page 62 of this Report.

2.	Financial Statement Schedules

See Index to Consolidated Financial Statements at Item 8 on page 62 of this Report.

3.	Exhibits

Index to Exhibits

Exhibit No.	Description
3.1	Second Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-57294).

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

3.3	Certificate of Amendment to Second Restated Certificate of Incorporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.4	Amended and Restated Bylaws, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Specimen Certificate of Common Stock (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566).

4.2	Amended and Restated Preferred Stock Rights Agreement, dated as of October 27, 2004, between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on March 2, 2009).

4.3	Amendment No. 1 to the Amended and Restated Preferred Rights Stock Agreement, dated as of February 24, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2009).

4.4	First Supplemental Indenture between the Company and United States Bank National Association as trustee dated May 8, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2007).

10.1	Form of Indemnification Agreement for Officers and Directors of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 33-51566).

10.2*	1993 Nonqualified Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.3*	Form of Nonqualified Stock Option Agreement pertaining to the 1993 Nonqualified Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.4*	1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994).

10.5*	Form of Non-qualified Stock Option Agreement pertaining to the 1994 Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1994).

10.6*	1996 Nonqualified Stock Option Plan and Form of Nonqualified Option Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997).

10.7*	1997 Nonqualified Stock Option Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.8*	Amended and Restated 1998 Nonqualified Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

10.9*	Amended and Restated 1999 Nonstatutory Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-107738).

10.10*	2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-97063).

10.11*	Deferred Compensation Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-127163).

10.12*	Form of Notice of Restricted Stock Award and Restricted Stock Purchase Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.13*	Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2009).

10.14*	Form of Time-Based Restricted Stock Agreement under the 2007 Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820).

10.15*	Form of Performance-Based Restricted Stock Agreement under the 2007 Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-143820).

10.16*	Form of Stock Option Agreement under the 2007 Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2009).

10.17*	Management Retention Agreement between the Company and L. George Klaus, dated January 19, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2009).

10.18*	Management Retention Agreement between the Company and Michael Pietrini, dated April 15, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2009).

10.19*	Amendment to Management Retention Agreement between the Company and L. George Klaus, dated June 21, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 23, 2010).

10.20*	Amendment to Management Retention Agreement between the Company and Michael Pietrini, dated July 29, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 2, 2010).

10.21	Software Distribution License Agreement with FRx Software Corporation, as amended to date (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

10.22	Lease between James S. Hekiman and William Finard, as Trustees of the Burlington Woods Office Trust No. 11 under a declaration of trust dated September 10, 1980 and Interactive dated September 23, 1991(Incorporated by reference to the Interactive Group, Inc. Registration Statement on Form S-1, Registration No. 33-90816).

10.23	Single Tenant lease between ADI Research Partners, LP and DataWorks, dated as of August 14, 1998 (Incorporated by reference to the Company’s Annual Transition Report on Form 10-KT for the period ended December 31, 1998).

10.24	Bracknell Lease Agreement dated May 19, 1999 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.25	Lease Agreement dated October 14, 2003 between the Company and Koll Center Irvine Number Two, L.L.C. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.26	Consulting Agreement dated October 18, 2004 between the Company and CHB Management GmbH, a Swiss Corporation (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27	Agreement, dated as of February 24, 2009, by and among the Company and Elliott Associates, L.P., and its wholly-owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisers Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2009).

10.28	Credit Agreement dated December 16, 2007 by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (the “2007 Credit Agreement”) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.29	Security and Pledge Agreement dated December 16, 2007 by and between the Company, the Obligors identified therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30	First Amendment to the 2007 Credit Agreement, dated February 11, 2008, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.31	Notice of Increase of Aggregate Revolving Commitment, dated February 11, 2008, pursuant to 2007 Credit Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.32	Second Amendment dated April 11, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.33	Third Amendment dated December 30, 2008, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Registration Statement on Form 8-A/A, filed on November 1, 2004).

10.34	Fourth Amendment dated September 30, 2009, to the 2007 Credit Agreement, by and among the Company, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009).

10.35	Implementation Agreement between NSB Retail Systems Plc and the Company, dated December 17, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008).

10.36	Recommended Proposals for the Cash Acquisition of NSB Retail Systems Plc by the Company, dated December 17, 2007(Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2008).

10.37+	Agreement and Plan of Merger by and among the Company, SPECTRUM Human Resource Systems Corporation and certain other parties dated as of December 13, 2010.

10.38+	Office lease with Lakeshore Towers Limited Partnership Phase 1, dated March 11, 2011.

12.1+	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Subsidiaries of the Company.

23.1+	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen LLP.

31.1+	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on March 14, 2011.

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

Signature	Title	Date
/s/ L. George Klaus L. George Klaus	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ Michael Pietrini Michael Pietrini	Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)	March 14, 2011

/s/ Russell Clark Russell Clark	Sr. Vice President, Finance (Principal Accounting Officer)	March 14, 2011

/s/ Robert H. Smith Robert H. Smith	Director	March 14, 2011

/s/ Michael Kelly Michael Kelly	Director	March 14, 2011

/s/ Michael Hackworth Michael Hackworth	Director	March 14, 2011

/s/ Richard H. Pickup Richard H. Pickup	Director	March 14, 2011

/s/ John M. Dillon John M. Dillon	Director	March 14, 2011

/s/ W. Douglas Hajjar W. Douglas Hajjar	Director	March 14, 2011