Form 10-Q
period 2011-03-31
EPICOR SOFTWARE CORP
filed 2011-04-28
CIK 891178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 20, 2011, there were 64,153,865 shares of common stock outstanding.

FORM 10-Q INDEX

Item 1 - Financial Statements:

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,411	$103,076
Short-term investments	—	419
Accounts receivable, net of allowance for doubtful accounts	92,238	92,622
Deferred income taxes	13,779	13,755
Inventory, net	2,747	2,014
Prepaid expenses and other current assets	28,203	21,736

Total current assets	227,378	233,622

Property and equipment, net	31,199	28,492
Deferred income taxes	27,804	26,970
Intangible assets, net	59,648	65,206
Goodwill	378,282	377,894
Other assets	9,113	9,316

Total assets	$733,424	$741,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,611	$14,371
Accrued compensation and benefits	15,645	21,313
Other accrued expenses	26,564	26,731
Current portion of long-term debt	200	258
Current portion of accrued restructuring costs	2,130	2,212
Current portion of deferred revenue	105,883	97,650

Total current liabilities	166,033	162,535

Long-term debt, less current portion	233,629	243,934
Accrued restructuring costs	4,992	4,971
Deferred revenue	357	394
Deferred income taxes and other income taxes	16,264	16,588
Other long-term liabilities	3,235	3,278

Total long-term liabilities	258,477	269,165

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock	67	66
Additional paid-in capital	448,889	441,990
Less: treasury stock at cost	(32,113)	(24,373)
Accumulated other comprehensive loss	(3,137)	(4,909)
Accumulated deficit	(104,792)	(102,974)

Total stockholders’ equity	308,914	309,800

Total liabilities and stockholders’ equity	$733,424	$741,500

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
License	$21,086	$16,236
Consulting	36,451	31,089
Maintenance	50,471	47,960
Hardware and other	4,277	3,996

Total revenues	112,285	99,281

Cost of revenues	51,080	44,784
Amortization of intangible assets	5,980	7,057

Total cost of revenues	57,060	51,841

Gross profit	55,225	47,440

Operating expenses:
Sales and marketing	24,215	21,134
Software development	15,370	13,879
General and administrative	14,134	12,215
Restructuring charges and other	1,417	45

Total operating expenses	55,136	47,273

Income from operations	89	167
Interest expense	(4,946)	(4,956)
Interest and other income (expense), net	75	(1,306)

Loss before income taxes	(4,782)	(6,095)
Income tax benefit	(2,964)	(6,063)

Net loss	$(1,818)	$(32)

Comprehensive loss:
Net loss	$(1,818)	$(32)
Unrealized foreign currency translation gain (loss)	1,772	(1,312)

Comprehensive loss:	$(46)	$(1,344)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	60,053	58,634

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,818)	$(32)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,789	8,920
Stock-based compensation expense	4,497	4,279
Provision for doubtful accounts	11	672
Provision for excess and obsolete inventory	—	16
Amortization of debt issuance fees	454	422
Amortization of long-term debt discount	2,222	2,067
Change in deferred taxes	(692)	(9,621)
Restructuring charges and other	1,417	45
Change in fair value of derivatives	(131)	(4)
Excess tax benefits from share-based payment arrangements	(1,934)	(464)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,259	5,098
Inventory	(732)	(976)
Prepaid expenses and other current assets	(924)	(4,039)
Other assets	(256)	56
Income taxes payable	(3,201)	2,464
Accounts payable	1,076	(374)
Accrued expenses	(7,046)	(8,006)
Accrued restructuring costs	(1,084)	(581)
Deferred revenue	7,321	1,867
Other long-term liabilities	(100)	(498)

Net cash provided by operating activities	8,128	1,311

Investing activities
Purchases of property and equipment	(4,385)	(840)
Cash paid for business combinations	(373)	(554)
Proceeds from sale of short-term investment	419	—

Net cash used in investing activities	(4,339)	(1,394)

Financing activities
Principal payments on long-term debt	(12,586)	(49)
Proceeds from exercise of stock options	180	215
Proceeds from employee stock purchase plan	326	271
Excess tax benefits from share-based payment arrangements	1,934	464
Purchase of treasury stock to satisfy employee income tax withholding requirements	(7,739)	(1,759)

Net cash used in financing activities	(17,885)	(858)

Effect of exchange rate changes on cash	1,431	(1,461)

Net decrease in cash and cash equivalents	(12,665)	(2,402)
Cash and cash equivalents at beginning of period	103,076	106,861

Cash and cash equivalents at end of period	$90,411	$104,459

See accompanying notes to unaudited condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Epicor Software Corporation (the Company) in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial information for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending December 31, 2011. The Condensed Consolidated Balance Sheet at December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

Inventory is comprised solely of finished goods. Accounts receivable is net of allowance for doubtful accounts of $8,215,000 and $8,672,000 at March 31, 2011 and December 31, 2010, respectively.

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

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss applicable to common stockholders	$(1,818)	$(32)

Basic:
Weighted average common shares outstanding	63,420	62,630
Weighted average common shares of unvested restricted stock	(3,367)	(3,996)

Shares used in the computation of basic and diluted net loss per share	60,053	58,634

Net loss per share applicable to common stockholders – basic and diluted	$(0.03)	$(0.00)

Due to net losses for the three months ended March 31, 2011 and 2010, the assumed exercise of stock options, employee stock purchase plan shares and unvested restricted stock had an anti-dilutive effect and therefore these potential common shares were excluded from the computation of diluted loss per share. On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of convertible senior notes (Note 8). The notes are only dilutive when the Company reports net income and the common stock price exceeds the conversion price of approximately $18.10 per share, therefore no shares have been included in the calculation of diluted net loss per share as the conversion value did not exceed the principal amount of the notes.

Note 3. Acquisition

Acquisitions which occurred prior to January 1, 2009, have been accounted for under the purchase method of accounting. Any acquisitions made after January 1, 2009, have been and will be accounted for under the acquisition method in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates of fair value. The operating results of the acquired entities are included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss from the respective acquisition dates forward.

SPECTRUM Human Resource Systems Corporation

On December 23, 2010, the Company acquired SPECTRUM Human Resource Systems Corporation (Spectrum), a privately held S-Corporation software company headquartered in Denver, Colorado, pursuant to a signed merger agreement. The acquisition of Spectrum provides the Company with a complete, end-to-end human capital management (HCM) solution which includes core human resources, self-service, benefits and compensation management, applicant tracking, talent and workforce management, organization charting and reporting and succession planning. Based on Microsoft technologies, Spectrum’s deployment options include both hosted and on-premise solutions. The Company recorded the acquisition of Spectrum using the acquisition method in 2010, and the results of Spectrum’s operations have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the date of the acquisition.

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

The primary reason for acquiring Spectrum was to provide a complete HCM solution that can be deployed standalone, or as an embedded application in the Company’s enterprise and industry solutions. Spectrum’s revenue and net income included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2011 is not available, as the Company has integrated the operations of Spectrum into overall operations. The excess of the consideration transferred over identifiable assets acquired and liabilities assumed was recorded as goodwill. The principal factor that resulted in recognition of goodwill was from synergies the Company expects to achieve from the additional revenue potential provided by the expanded product offerings, in addition to synergies expected from the assembled workforce which is not a separately identifiable intangible asset. The preliminary allocation of the purchase price for Spectrum was based upon valuation information and estimates and assumptions available at the acquisition date. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the completion of tax related items pending the finalization of Spectrum’s pre-acquisition tax returns, working capital adjustments and the resulting goodwill adjustment. Goodwill recorded from this acquisition is expected to be deductible for tax purposes. The Company had minimal acquisition-related costs for the three months ended March 31, 2011, which are included in “restructuring charges and other” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Pro Forma Information

Actual results of operation of Spectrum are included in the consolidated financial statements from the acquisition date of December 23, 2010. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by Epicor of Spectrum using the acquisition method as if it occurred on January 1, 2010, and includes amortization of identified intangibles and elimination of amortization related to Spectrum intangibles not assumed in the acquisition. The pro forma information excludes deferred revenue fair value adjustments and acquisition costs. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of operations for future periods or the financial results of operations that actually would have been realized had the acquisition occurred at that time (in thousands, except per share data).

Three Months Ended March 31,
2010
Pro Forma
Total revenues	$102,600
Net income	$(304)
Net income per share:
Basic and diluted	$(0.01)

Note 4. Goodwill and Intangible Assets

In acquisitions accounted for using the purchase method, goodwill was recorded for the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired. In acquisitions accounted for using the acquisition method, goodwill is recorded as the excess, if any, of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the identifiable net assets acquired. An annual review of goodwill and indefinite-lived intangibles is required for possible impairment. The Company performed its annual impairment review of its recorded goodwill in the fourth quarter of 2010, and determined that no impairment of goodwill existed at that time because the estimated fair value of each reporting unit exceeded its carrying amount. The Company monitors the indicators for goodwill impairment testing between annual tests. Certain adverse business conditions impacting one or more of the Company’s reporting units would cause the Company to test goodwill for impairment on an interim basis. No such events occurred during the three months ended March 31, 2011. The Company’s next annual review is expected to occur in the fourth quarter of fiscal 2011.

The following table represents the balance and changes in goodwill by reporting unit as of and for the three months ended March 31, 2011 (in thousands):

	License	Consulting	Maintenance	Total
Balance as of December 31, 2010	$143,613	$73,921	$160,360	$377,894
Foreign currency translation	97	158	133	388

Balance as of March 31, 2011	$143,710	$74,079	$160,493	$378,282

The following represents the change in the gross carrying amount of intangible assets recorded during the three months ended March 31, 2011 (in thousands):

	Foreign Currency Translation	Other	Total
Acquired technology	$—	$—	$—
Customer base	582	374	956
Trademark	—	—	—
Covenant not to compete	45	—	45

Total	$627	$374	$1,001

The average amortization period for intangible assets are as follows:

Average Amortization Periods
Acquired technology	5 years
Customer base	7 years
Trademark	5 years
Covenants not to compete	1-2 years

Intangible assets are amortized over the estimated useful life of the assets. As of March 31, 2011, the Company has not identified any indicators of impairment associated with intangible assets.

The following table summarizes the components of intangible assets (in thousands):

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$142,683	$115,693	$26,990	$142,683	$112,428	$30,255
Customer base	81,206	49,882	31,324	80,250	46,821	33,429
Trademark	13,840	12,506	1,334	13,840	12,318	1,522
Covenant not to compete	2,149	2,149	—	2,104	2,104	—

Total	$239,878	$180,230	$59,648	$238,877	$173,671	$65,206

Amortization expense of the Company’s intangible assets is included in cost of revenues and for the three months ended March 31, 2011 and 2010, was $5,980,000 and $7,057,000, respectively. Estimated amortization expense for the remainder of 2011, 2012, 2013, 2014, 2015 and thereafter, is approximately $17,374,000, $21,791,000, $9,587,000, $7,652,000, $1,571,000 and $1,673,000, respectively.

Note 5. Restructuring Charges and Other

During the three months ended March 31, 2011, the Company recorded restructuring and other charges of $1,417,000. These charges represent $699,000 of severance costs associated with cost reduction initiatives taken during the period. The Company also recorded a charge of $79,000 for interest accretion on lease reserves for facilities located in the United Kingdom. In connection with these restructuring activities, the Company terminated 21 employees or approximately 1% of the Company’s workforce during the period primarily from its maintenance and support functions. As of March 31, 2011, all of these terminations had been completed. During the three months ended March 31, 2011, the Company made $1,084,000 in cash payments or otherwise settled such amounts against reserves associated with its restructuring activities. The total liability for these restructuring charges increased by $245,000 as a result of foreign currency translation. The facilities obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations. During the first three months of 2011, the Company incurred other costs of $422,000 primarily related to the negotiation and execution of Agreement and Plan of Merger of the Company by an affiliate of Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., and Apax Europe VII-1, L.P (collectively, Apax Partners) on April 4, 2011 (see Note 15).

During the first three months of 2010, the Company recorded restructuring charges of $45,000, primarily related to adjustments for facility reserves. During the three months ended March 31, 2010, the Company made $581,000 in cash payments or otherwise settled against reserves associated with its restructuring activities. The liability was further decreased by $300,000 as a result of foreign currency translation.

Note 6. Stock-Based Compensation

The Company has in effect stock incentive plans under which restricted stock and stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for eligible employees. The Company recognizes share-based payments to employees, including grants of restricted stock and stock options to employees and non-employee directors, in the financial statements based upon their respective grant date fair values. Stock-based compensation expense is measured at the grant date and is expensed ratably over the vesting period, or proportionately as performance conditions are achieved in the case of performance-based awards.

The following table sets forth the total stock-based compensation expense resulting from performance-based restricted stock awards, service-based restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$465	$550
Sales and marketing	1,097	828
Software development	554	628
General and administrative	2,381	2,273

Total stock-based compensation expense	$4,497	$4,279

In January 2010, the Company’s Board of Directors approved extending the Company’s Performance Based Restricted Stock Plan (PBRSP) through 2011. In February 2011, the Company’s Board of Directors approved extending the PBRSP through 2012. In extending the PBRSP, 929,000 performance-based restricted shares were granted for the 2012 year. In February 2011, the Company’s Board of Directors also approved extending the performance-based restricted stock Management Incentive Program (MIP) for 2011. In extending the equity-based MIP, 681,000 performance-based restricted shares were granted for the 2011 year. All performance-based restricted shares granted under the PBRSP and MIP are subject to a calendar-year vesting schedule and are subject to the terms of the Company’s PBRSP and MIP. The recipients earn the restricted stock, or a portion thereof, at the end of the 2011 performance year depending upon achievement by the Company of performance targets for annual revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). The annual targets for the 2012 PBRSP will not be determined until early 2012. Unearned restricted stock under the MIP and PBRSP is held in escrow during the year, and the Company’s reacquisition rights relative to the 2011 awards do not lapse until the shares are earned following calculation of the Company’s level of performance at December 31, 2011. In the event of an employee’s termination of service with the Company during the performance year, shares that have not been earned will be forfeited and automatically transferred to and reacquired by the Company. In addition, restricted shares that do not vest as a result of the Company’s non-achievement or under-achievement of annual revenue or adjusted EBITDA performance conditions for a performance year will be forfeited and automatically transferred to and reacquired by the Company for no consideration.

The Company’s stock plans generally provide that in the event of a change of control of the Company, the vesting of outstanding options shall be fully accelerated immediately prior to the change of control, holders of options shall have the right to exercise all options and all restrictions on restricted stock, performance units and performances shares will lapse (and with respect to performance awards outstanding under the Company’s 2007 stock incentive plan, performance goals or other vesting criteria will be deemed achieved at 100% on-target levels). To the extent possible, the stock plan administrator shall cause written notice of the change of control to be given to the persons holding outstanding equity awards prior to the anticipated effective date of the change of control. The Company’s stock plans generally also provide that in the event of a change of control of the Company, the plan administrator may take such other action as is equitable and fair, in its sole discretion.

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

On February 11, 2011, the Company’s reacquisition rights lapsed on 911,000 shares and 946,000 shares related to the PBRSP and MIP, respectively, for the 2010 performance year. These shares were included in restricted stock at December 31, 2010. The lapse occurred following the Company’s determination of the achievement of its 2010 performance year performance conditions. The compensation expense related to these shares was included in the results of operations for the year ended December 31, 2010.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. As of March 31, 2011, these repurchased shares are held in treasury and are available for future reissuance. In conjunction with the periodic vesting of restricted stock and the annual vesting of performance-based restricted stock, during the three months ended March 31, 2011 and 2010, the Company acquired 692,000 shares and 211,000 shares of common stock at a value of $7,739,000 and $1,759,000, respectively.

At March 31, 2011, the Company had approximately $22,683,000 of total unrecognized compensation expense related to performance-based restricted stock. This cost is expected to be recognized over a weighted-average period of approximately one year. At March 31, 2011, the Company had approximately $3,642,000 of total unrecognized compensation expense related to other service-based restricted stock grants. This cost is expected to be recognized over a weighted-average period of approximately one year. The compensation cost related to the performance-based restricted stock depends on the estimated number of shares that will vest, based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly, depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Based on the Company’s current assessment, the Company has recorded stock compensation expense related to performance-based restricted stock of $3,489,000 for the three months ended March 31, 2011.

The fair value of restricted stock that vested during the three months ended March 31, 2011 and 2010 was $22,138,000 and $5,628,000, respectively. The tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to stock-based compensation for the three months ended March 31, 2011 and 2010 was $1,395,000 and $1,372,000, respectively. No share-based compensation was capitalized for the three months ended March 31, 2011 or 2010.

The Company did not grant any stock options during the three months ended March 31, 2011 or 2010. When stock options are granted, they are granted with an exercise price equal to the fair market value on the date of grant, generally vest over four years and expire ten years from the date of grant. The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses historical volatility data for expected volatility and estimates the expected life of its stock options based on the historical life of the Company’s options.

There were 62,000 options exercised during the three months ended March 31, 2011 with an intrinsic value of $488,000. As of March 31, 2011, there were 1,156,000 options exercisable with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 2.7 years, $8.28 and $4,489,000, respectively. As of March 31, 2011, there were 1,163,000 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 2.8 years, $8.24 and $4,546,000, respectively. The Company issues new shares to satisfy stock option exercises and stock purchases under the Company’s share-based plans. The aggregate intrinsic value above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price) multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the market value of the Company’s stock.

Note 7. Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America. The Company recognizes most of its revenue in accordance with software industry-specific GAAP.

The Company enters into contractual arrangements with end-users and value added resellers (VARs) of its products to sell software licenses, maintenance services and consulting services, either separately or in various combinations thereof. For each arrangement, revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations on the part of the Company remain.

For multiple-element software arrangements, the Company accounts for the fair value of the software license component using the residual method. The residual method generally allows the amount allocable to delivered elements such as software license fees to be determined after vendor-specific objective evidence (VSOE) of fair value is established for all undelivered elements such as maintenance and consulting services. VSOE of fair value of the maintenance services is determined by reference to the price the Company’s customers are required to pay for the services when sold-separately (i.e. the maintenance service fees paid by the Company’s customers upon renewal). For consulting services, VSOE of fair value is based on the hourly rate at which these services were sold independently of other product or service offerings. In certain cases, arrangements may include pricing provisions for future purchases of the delivered software and/or other software products offered by the Company. Such discounts on future purchases are generally equal to or less than the discount percentage given on the software sold and delivered under that transaction. Therefore, the discount granted under the option purchase provision is not deemed to be more-than-insignificant or incremental to the discount granted on the current arrangement. Sales taxes collected from customers are recorded on a net basis.

In certain instances, the Company enters into arrangements that include two or more non-software products or services such as hardware, software-as-a-service (SaaS), and other related services. In September of 2009, the Financial Accounting Standard Board, (FASB) issued new guidance affecting the accounting for such transactions. The new guidance was adopted and implemented by the Company on a prospective basis as of January 1, 2011. For multiple-element arrangements that include a non-software deliverable such as hardware, SaaS, and other related services, the total contractual consideration is first allocated to the software and non-software deliverables using the relative selling price method. In contrast to the residual method, which is not permitted under the new guidance for these types of arrangements, the relative selling price method has the effect of allocating any inherent discount in a multiple deliverable arrangement to each of the deliverables on a proportional basis. In a limited number of SaaS and software hosting transactions, the newly implemented guidance will alter the timing and pattern of revenue recognition of certain hardware and professional services deliverables – revenues previously deferred and recognized ratably will now be recognized upon delivery or as performed assuming all other revenue recognition criteria are met. In general, the impact from the change in accounting has been and is expected to be immaterial as it relates to total Company revenue. Each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the

Company’s control. A deliverable is considered to have standalone value if the item is sold separately, sold by another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

As noted above, revenue for multiple-element arrangements that include a non-software deliverable is allocated to the software and non-software deliverables based on the relative selling price of the deliverables using a three-tiered hierarchy. VSOE of fair value is used for the allocation of arrangement consideration when it is available. In circumstances when VSOE of fair value is not available, third-party evidence (TPE) of the selling price should be used. If VSOE of fair value or TPE is not available for the deliverables, then the Company is required to use its best estimate of selling price (BESP) and use the relative selling price method to allocate the arrangement consideration. The objective of determining BESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis. The Company’s determination of BESP involves weighting several factors based on the specific facts and circumstances of each arrangement, including, but not limited to, geographies, market conditions, gross margin objectives, pricing practices and controls and customer segment pricing strategies and the product lifecycle.

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

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, other services such as training, software hosting, applications management and SaaS. Consulting services are sold on a fixed fee and time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction, the services are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, and VSOE of fair value exists for the services. For services performed on a time-and-materials basis, revenue is recognized when the services are performed. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved. If, in the services element of the arrangement the Company performs significant production, modification or customization of its software, the Company accounts for the entire arrangement, inclusive of the software license revenue, using contract accounting as the software and services do not meet the criteria for separation. In such instances, the software license revenue is recognized as the services are performed utilizing the same methodology applied to fixed fee services arrangements.

Training services are typically priced based on the number of attendees per class and application covered. Revenue from training engagements is generally recognized as the services are performed.

Software hosting and applications management revenues consist primarily of recurring fees for remote management, monitoring, data processing, updating or administrative support of applications software, servers, operating systems and other automation tools. SaaS revenues are comprised of recurring fees for licensing access to and the use of the Company’s application software as a service, on a subscription or on-demand basis over a contractual term. Related recurring fees are recognized as the services are provided. Related one time set up fees that do not represent standalone services are recognized on a straight-line basis over the longer of the contractual term or the expected life of the relationship. Revenue relating to other products and services sold in conjunction with hosting or application management services is deferred and recognized ratably over the hosting contractual term or the expected life of the relationship primarily if VSOE of fair value for the hosting or other undelivered element does not exist. Most of these arrangements are considered services arrangements that fall outside the scope of the software specific guidance that is applied to the majority of the Company’s transactions. At this time, the aggregate revenues from these arrangements do not represent a significant portion of the Company’s total revenue.

The Company has recorded unbilled consulting service revenues totaling $3,308,000 and $2,555,000 at March 31, 2011 and December 31, 2010, respectively. These unbilled revenues are comprised primarily of consulting services performed on a time and materials basis during the last few business days of the quarter but not billed until the following month, as well as accruals recorded for services provided under certain engagements for which the associated payment has yet to be billed in accordance with the contractual payment terms. Unbilled consulting revenues are recorded in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Note 8. Credit Facility and Convertible Senior Notes

Credit Facility

In December 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of a $100 million term loan and a $150 million revolving loan facility, after giving consideration to an accordion feature which allowed the Company to increase the initial principal loaned under the 2007 credit facility. In December 2008, the Company amended the 2007 credit facility to, among other things, reduce the commitments under the revolving loan facility from $150 million to $100 million. The Company pledged all of its assets as collateral, subject to certain exceptions.

In September 2009, the Company amended the 2007 credit facility to, among other things, (i) amend the financial covenants by eliminating the total leverage and fixed charge coverage ratios, lowering the maximum senior secured leverage ratio and adding a minimum EBITDA covenant and a minimum liquidity ratio, (ii) amend the maturity date from February 19, 2013 to September 30, 2012, and (iii) increase the applicable interest rates and commitment fees payable under the facility. In connection with this amendment, the Company also paid the outstanding term loan balance by drawing funds available under the revolving facility. The Company paid amendment fees to the lenders and an arrangement fee to secure the amendment.

As of March 31, 2011, the Company had $35,000,000 outstanding on the revolving facility and unused borrowing capacity of $65,000,000 under the revolving facility. During the three months ended March 31, 2011, the Company made a voluntary principal payment of $12,500,000 against the revolving loan from discretionary funds.

At March 31, 2011, the Company was in compliance with all covenants included in the terms of the 2007 credit facility, and the weighted average interest rate applicable to the 2007 credit facility was 4.25%. The Company entered into interest rate swap agreements to convert a portion of the 2007 credit facility’s interest rate variability to a fixed rate basis as required under the 2007 credit facility, which agreements were settled on March 31, 2011 (Note 9).

The Company is not obligated to make mandatory quarterly principal payments under the 2007 credit facility, however periodic interest payments are made, not less often than quarterly. All the outstanding principal and accrued interest on the revolving loan facility is due September 30, 2012, upon expiration of the facility. Accordingly, the outstanding balance of the facility at March 31, 2011 and December 31, 2010 was classified as long-term debt.

Convertible Senior Notes

On May 8, 2007, the Company closed an offering of $230 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (convertible senior notes). The convertible senior notes are unsecured and pay interest semiannually at a rate of 2.375% per annum until May 15, 2027. The convertible senior notes are convertible into cash or, at the Company’s option, cash and shares of the Company’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of the convertible senior notes, which is equivalent to an initial conversion price of approximately $18.10 per share. Pursuant to the terms of the convertible senior notes, the principal amount of the convertible senior notes may be settled in cash and only the amount of conversion value, as defined in the convertible senior notes, in excess of the principal amount of the convertible senior notes may be settled in cash or shares. The initial conversion price represents a 30% premium over the last reported sale price of the Company’s common stock prior to the offering that began on May 2, 2007, which was $13.92 per share.

The Company recorded a $61,752,000 debt discount as additional paid-in capital, as of the convertible senior notes’ issuance date of May 15, 2007. At March 31, 2011 and December 31, 2010, the unamortized debt discount was $31,423,000 and $33,645,000, respectively. The Company has $230,000,000 in principal due under the convertible debt, for a net carrying amount of $198,577,000 at March 31, 2011. At March 31, 2011, the fair value of the debt was $236,613,000, as determined based upon quoted market prices.

The Company is amortizing the debt discount through the first date at which the Company can begin to redeem the notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3,588,000 and $3,433,000 related to the convertible debt for the three months ended March 31, 2011 and 2010, respectively, of which $1,366,000 in each three month period is based on the coupon rate.

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

Interest rate swaps were entered into in connection with the term loan previously outstanding under the 2007 credit facility and were initially designated and qualified as cash flow hedges, whereby the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. If the Company had experienced gains or losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, they would have been recognized in current earnings.

On September 30, 2009, the Company paid in full the balance outstanding on its term loan by borrowing on the revolving line of credit under the 2007 credit facility (Note 8). Both the term loan and the revolving credit facility incur a variable interest rate. Because the interest rate swaps were designated as hedging the interest rate variability on the term loan, repayment of the term loan resulted in the de-designation of this hedging relationship. Accordingly, subsequent to September 30, 2009, the interest rate swaps were no longer designated in a hedging relationship. For the three months ended March 31, 2011 and 2010, a gain for the change in the fair value of the interest rate swaps of $131,000 and $4,000, respectively, were recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company’s foreign currency contracts are not designated and do not qualify as hedging instruments, and gains and losses resulting from these transactions are included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2011, the Company had open foreign currency forward contracts in the Australian dollar, New Zealand dollar, Canadian dollar, Mexican peso, Russian rouble and Malaysian ringgit. The Company had no other forward, option contracts or other material foreign currency denominated derivative or other financial instruments open prior to the end of the reporting period.

Interest Rate Swaps

The Company entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility. The interest rate swap agreements were all settled as of March 31, 2011. As of December 31, 2010, the interest rate swaps were carried at fair value and were classified in other accrued expenses on the Company’s Condensed Consolidated Balance Sheet.

Foreign Currency Contracts

The Company has operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States dollar, particularly the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. The Company uses foreign currency forward contracts to manage its market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than an entity’s functional currency. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and are designed generally to offset the gains and losses resulting from translation of intercompany balances recorded from the remeasurement of our non-functional currency balance sheet exposures recognized in the same line item. The Company reported net foreign currency losses of $310,000 and $1,402,000 for the three months ended March 31, 2011 and 2010, respectively, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. The Company records its foreign currency forward contracts on its Condensed Consolidated Balance Sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to its foreign currency forward contracts are included in cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The Company’s foreign currency forward contracts are generally short-term in nature, maturing within 90 days or less. The Company adjusts the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in its results of operations for that period. These gains and losses largely offset gains and losses resulting from translation of intercompany balances and recorded from the revaluation of our non-functional currency balance sheet exposures. The Company expects these contracts to mitigate some foreign currency transaction gains or losses in future periods. The net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Quantitative Disclosures About Derivative Instruments

The fair value of derivative instruments is as follows (in thousands):

	Fair Value of Liability Derivatives as of
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$131
Foreign currency contracts	Other accrued expenses	337	—

Total		$337	$131

The following table represents the amount of derivative instruments not designated as hedges recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Derivatives not designated as hedging instruments:	Location of gain (loss) recognized in income on derivatives:
Interest rate swaps	Interest and other income (expense), net	$131	$4
Foreign currency contracts	Interest and other income (expense), net	(450)	(274)

United States GAAP requires a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

The Company’s interest rate swaps and foreign currency contracts are required to be measured at fair value on a recurring basis. The fair value of the interest rate swaps and the foreign currency contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized them as Level 2. The following tables present the Company’s financial liabilities as of March 31, 2011 and December 31, 2010, measured at fair value on a recurring basis (in thousands):

	Fair value measurements using
Interest rate swap liability	Level 1	Level 2	Level 3
March 31, 2011	$—	$—	$—
December 31, 2010	—	131	—

Foreign currency contract liability
March 31, 2011	$—	$337	—
December 31, 2010	—	—	—

Note 10. Provision (Benefit) for Income Taxes

The benefit for income taxes consists of United States federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in the various locations and the applicable rates.

The Company makes its best estimate of the tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes in an interim period. Absent any material or discrete adjustments, the deferred taxes accounts are adjusted only at year end.

The Company recorded an income tax benefit of $2,964,000 and $6,063,000 for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rates were 62.0% and 99.5% for the three months ended March 31, 2011 and 2010, respectively.

The reported income tax benefit differs from the amount computed by applying the statutory United States federal income tax rate of 35% to loss before income taxes as follows:

	Quarter Ended March 31,
	2011	2010
Income tax computed at statutory rates	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory United States federal rate	(0.2)%	20.6%
State and local taxes, net of federal benefit	2.7%	4.5%
Officers compensation	1.9%	4.7%
Subpart F income and other foreign earnings	7.5%	47.4%
Uncertain tax positions	21.1%	4.4%
Other nondeductible permanent items	1.4%	3.0%
Credits	(2.0)%	0.0%
Currency translation	(5.1)%	(2.2)%
Valuation allowance	(0.3)%	(17.9)%

Total	62.0%	99.5%

The Company experiences volatility in the components of its effective income tax rate because permanent differences between GAAP pre-tax and taxable income, and earnings in foreign jurisdictions taxed at different rates, are relatively significant in relation to pre-tax loss.

The Company has a valuation allowance of $11,496,000 as of March 31, 2011, against certain foreign deferred tax assets, and intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. In general, any realization of these deferred tax assets will reduce the Company’s effective rate in future periods. Future releases of the valuation allowance related to the Scala and NSB acquisitions will be accounted for as a reduction in income tax expense.

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

At March 31, 2011 and December 31, 2010, the Company had $15,119,000 and $16,061,000, respectively, of non-current gross unrecognized tax benefits, of which $10,968,000 and $11,559,000, respectively, would reduce the effective tax rate if recognized. The change in gross unrecognized tax benefits during the quarter is primarily due to the expiration of statutes of limitations in foreign jurisdictions and foreign currency translation.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2011, the Company increased its liability for interest by $70,000 related to unrecognized tax benefits. The Company had a recorded liability for interest and potential penalties totaling $1,234,000 at March 31, 2011.

The tax years 1997 to 2010 remain open to examination by federal and state taxing jurisdictions and the tax years 2003 to 2010 remain open to examination by foreign jurisdictions. The Company is currently under examination in various foreign locations. The Company does not believe the settlement amount will materially differ from the unrecognized tax benefit as of March 31, 2011. The unrecognized tax benefits related to the foreign examinations would reduce the effective tax rate if recognized.

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

The Company’s reportable operating segments include software licenses, consulting, maintenance and hardware and other. Currently, the Company does not separately allocate amortization of intangible assets or operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, the segment information reported includes only revenues, cost of segment revenues and segment gross profit. Excluded from the table below is amortization of intangible assets for the three months ended March 31, 2011 and 2010, of $5,980,000 and $7,057,000, respectively.

Operating segment data for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Licenses	Consulting	Maintenance	Hardware and Other	Total
Three months ended March 31, 2011:
Revenues	$21,086	$36,451	$50,471	$4,277	$112,285
Cost of revenues	3,684	31,032	12,664	3,700	51,080

Gross profit	$17,402	$5,419	$37,807	$577	$61,205

Three months ended March 31, 2010:
Revenues	$16,236	$31,089	$47,960	$3,996	$99,281
Cost of revenues	3,534	25,801	11,940	3,509	44,784

Gross profit	$12,702	$5,288	$36,020	$487	$54,497

Note 12. Venezuela Currency Devaluation

The Company conducts limited operations in Venezuela (revenue derived from Venezuelan operations represented less than 0.2% of the Company’s consolidated revenue for the three months ended March 31, 2011). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, in the first quarter of fiscal 2010 the Company reduced its cash and working capital balances by, and incurred a foreign currency charge of $1,315,000 due to the revaluing of its bolivar-based net assets. This charge is included in “interest and other income (expense), net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 13. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Following the announcement of the Merger Agreement with affiliates of Apax Partners, four (4) putative stockholder class actions were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California are entitled, Kline v. Epicor Software Corp. et al.,(filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions pending in Delaware are entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al., (filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011. The pending suits allege that the Epicor directors breached their fiduciary duties of loyalty and due care, among others, by seeking to complete the sale of Epicor to Apax and its affiliates through an allegedly unfair process and for an unfair price and by omitting material information from the Solicitation/Recommendation Statement on Schedule 14D-9 that Epicor filed on April 11, 2011 with the SEC. The complaints also allege that Epicor, Apax Partners, and Element Merger Sub, Inc. aided and abetted the directors in the alleged breach of fiduciary duties. The plaintiffs seek certification as a class and relief that includes, among other things, an order enjoining the Tender Offer and Merger, rescission of the Merger, and payment of plaintiff’s attorneys’ fees and costs. We believe the lawsuits are without merit and intend to vigorously contest the actions. There can, however, be no assurance of the outcome of these lawsuits. See Note 15 for additional information regarding the Merger Agreement.

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

Note 14. New Accounting Pronouncements

In January 2010, the FASB issued an update to existing accounting standards to improve disclosures regarding fair value measurements and, thus, increase the transparency in financial reporting. The update provides that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the update clarifies the requirements of the existing disclosures as follows: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (for measurements in Level 2 and Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions that were in effect as of December 15, 2009, and the adoption did not have an impact on the consolidated financial statements. The Company adopted the remaining provisions as of January 1, 2011. The adoption of this accounting standard update did not have an impact on the consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition for multiple-deliverable revenue arrangements. The objective of this guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as well as eliminate the use of the residual method for use in allocating contractual consideration and replace it with the relative selling price method. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This update provides amendments to the criteria in ASC Subtopic 605-25 for allocating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. Additionally, the new guidance is only applicable to non-software related deliverables sold as part of a multiple-deliverable arrangement. In an arrangement that includes software deliverables as well as non-software related deliverables, the provisions of ASC Topic 985 would apply to the software deliverables. The Company adopted this accounting standards update effective January 1, 2011. The adoption of this accounting standard update did not have a material impact on the consolidated financial statements.

Note 15. Subsequent Event

On April 4, 2011, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with an affiliate of Apax Partners who commenced a tender offer (Tender Offer) to acquire all of the Company’s outstanding shares of common stock for $12.50 per share (net of withholding taxes) to the seller in cash, without interest. The Tender Offer commenced on April 11, 2011 and will initially expire at 11:59 p.m. on Friday, May 6, 2011.

Concurrently with the execution and delivery of the Merger Agreement, an affiliate of Apax Partners also entered into an Agreement and Plan of Merger (Activant Merger Agreement) with Activant Solutions Inc. (Activant), a privately-held leading technology provider of business management software solutions for mid-market retail and wholesale distribution businesses, and certain other parties. Apax Partners has indicated that it intends to combine Activant with the Company into a single company operating as Epicor Software Corporation.

Under the terms of the Merger Agreement, the Company may solicit superior proposals from third parties for a period of 30 calendar days continuing through May 4, 2011. Without consideration of the receipt of superior proposals, the consummation of the transactions contemplated by Merger Agreement is subject to customary closing conditions including, minimum levels of participation in the Tender Offer regulatory approvals and the accuracy of the representations and warranties of the parties, and the satisfaction of the closing conditions including those in the Activant Merger Agreement. In the event that the, the parties have agreed to complete the transaction through a one step merger after receipt of the Company’s shareholder approval. The transaction is expected to close in the second quarter of 2011.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements – Safe Harbor

Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or Management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “should,” “may” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements including statements about (i) the proposed acquisition of the Company by an affiliate of Apax Partners, L.P. pursuant to an Agreement and Plan of Merger dated as of April 4, 2011 by and among Eagle Parent, Inc., Element Merger Sub, Inc. and the Company, including the timing and likelihood of consummation and the business of the Company following the acquisition, (ii) the economy, IT spending and the Company’s markets and technology, including Software as a Services and cloud offerings, (iii) the Company’s future financial results, (iv) the impact of new accounting pronouncements, (v) the Company’s product development plans, (vi) the Company’s capital spending, (vii) the Company’s future cash flow from operations, (viii) whether the Company has sufficient sources of financing to continue operations for next twelve months and to satisfy contractual obligations and commercial commitments, (ix) the outcome and effect of the Company’s current legal proceedings, (x) payment of obligations related to the Company’s restructurings, (xi) the Company’s future use of forward or other hedging contracts, (xii) the impact of recent acquisitions on the Company, including statements regarding products, additional revenue and synergies, (xiii) the Company’s future investments in product development, (xiv) schedule of amortization of intangible assets, (xv) future impact of the Company’s valuation allowance review and (xvi) the Company’s future expense levels. Actual results could differ materially and adversely from those anticipated in such forward looking statements as a result of certain factors, including the factors listed at pages 41 to 52. Because these factors may affect the Company’s operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Investors should carefully review the risk factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

One of the most important aspects of the Company’s business is the sale of software licenses to new name customers, as most of the other revenues generated by the Company – including the sale of consulting services and maintenance services, as well as the sale of additional software licenses to existing customers - are dependent on the initial sale of software to new name customers. Following the release of Epicor ERP in December of 2008, sales to new name customers have been relatively strong. Epicor ERP has expanded the scope of the Company’s addressable markets by providing additional features and functionality that enable Epicor to meet the ERP software requirements of significantly more companies throughout the world. As such, despite the fact that none of the markets or vertical industries the Company has traditionally served have resumed spending levels anywhere close to the levels of 2007 or 2008, sales of software licenses have continued to grow year over year. During the first quarter of 2011, sales of software licenses to new name customers were particularly strong in the Americas, as well as in Europe, the Middle East and Africa, as Epicor continues to invest in additional features, functionality, languages and localizations for Epicor ERP to further expand its addressable markets. Software development and sales and marketing expenses have increased for the three months ended March 31, 2011 when compared to the same period in 2010 as a result of these investments. While the Company believes it will continue to see relatively strong sales of license revenues to new name customers throughout the world, continued economic uncertainty in the Americas or internationally could have a significant impact on the Company’s ability to generate revenue from software license sales to new name customers.

Epicor also generates software license revenue from its existing base of customers. Historically, sales of software licenses to existing customers consist primarily of sales of new features and functionality or additional user software licenses to existing customers, as well as upgrades to other software products offered by the Company, particularly when the Company has recently released a new product such as Epicor ERP. As economies throughout the world continue to face uncertain times, sales of software licenses into the Company’s base of existing customers has been more difficult as the Company’s existing customers are more reluctant to add new features and functionality, and they are less inclined to upgrade to a new product until they have more certainty around the direction of their businesses. During 2010, Epicor began to experience a slight increase in sales into its existing worldwide customer base versus 2009. As economies throughout the world improve, Epicor believes spending by its existing base of customers will gradually increase and that revenue contribution from this group of customers will improve.

Toward the end of 2009 and throughout 2010, the Company began to see improvement in the willingness of companies to spend on enterprise application software in the markets it targets. During 2010 this was reflected primarily in higher software license revenues when compared to the prior year. This trend continued in the first quarter of 2011, as revenue from all business lines for the 2011 first quarter exceeded 2010 first quarter revenues. While there are increasing signs of economic recovery throughout the world, which the Company believes may benefit its future revenue streams, the Company continues to evaluate the economic situation, the business environment and the Company’s outlook for changes.

Total revenues for the three months ended March 31, 2011, increased 13.1% to $112.3 million, compared to $99.3 million for the three months ended March 31, 2010. Total revenues for the quarter ended March 31, 2011, excludes approximately $0.6 million of revenues that would have been recorded if SPECTRUM Human Resource Systems Corporation’s (Spectrum) deferred revenues had not been adjusted to fair value in purchase accounting. Net license revenue increased by 29.9% to $21.1 million for the three months ended March 31, 2011, when compared to net license revenue of $16.2 million for the three months ended March 31, 2010. Consulting revenue was $36.4 million for the three months ended March 31, 2011, an increase of 17.2% compared to consulting revenue of $31.1 million for the three months ended March 31, 2010. Maintenance revenue for the three months ended March 31, 2011 was $50.5 million, an increase of 5.2% compared to maintenance revenue of $48.0 million for the three months ended March 31, 2010. Hardware and other revenue for the three months ended March 31, 2011 was $4.3 million, an increase of 7.0% compared to hardware and other revenue of $4.0 million for the three months ended March 31, 2010. See discussion in Results of Operations for more detailed information.

Overall gross margin was 49.2% for the three months ended March 31, 2011, compared to 47.8% during the same period in 2010. The increase is primarily due to higher software license revenues as a percentage of total revenue, as well as higher software license revenue gross margins due to flat third party royalty costs. Cash flows from operations were $8.1 million for the three months ended March 31, 2011, compared to cash flows from operations of $1.3 million in the same period in 2010. Cash flows from operating activities increased due primarily to a decrease in cash payments in connection with the Company converting to a stock-based bonus plan in 2010, rather than a cash plan, as well as increased revenues in both the fourth quarter of 2010 as well as the first quarter of 2011, resulting in additional accounts receivable collections during the three months ended March 31, 2011.

The Company reported a net loss of $1.8 million, or a loss of $0.03 per diluted share, for the three months ended March 31, 2011, compared to a net loss of $32,000, or net loss of $0.00 per diluted share, for the three months ended March 31, 2010. See discussion in Results of Operations for more detailed information. Net loss for the three months ended March 31, 2011 and 2010, included significant non-cash charges primarily consisting of amortization of intangible assets of $6.0 million and $7.1 million, stock-based compensation expense of $4.5 million and $4.3 million, amortization of long-term debt discount of $2.2 million and $2.1 million and Venezuela currency devaluation of $0 and $1.3 million, respectively. Net loss for the three months ended March 31, 2011 and 2010, also includes restructuring and other charges of $1.4 million and $45,000, respectively, and a gain on the change in the fair value of our interest rate swaps of $0.1 million for the three months ended March 31, 2011.

On April 4, 2011, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with an affiliate of Apax Partners who commenced a tender offer (Tender Offer) to acquire all of the Company’s outstanding shares of common stock for $12.50 per share (net of withholding taxes) to the seller in cash, without interest. The Tender Offer commenced on April 11, 2011 and will initially expire at 11:59 p.m. on Friday, May 6, 2011. Subject to the satisfaction of certain closing conditions set forth in the Merger Agreement, we expect the acquisition to be consummated in mid-May 2011. For further information see Note 15 of our Condensed Consolidated Financial Statements.

Foreign Currency

The Company has operations around the world and these operations generate revenue and incur expenses in currencies other than the United States dollar, particularly the Australian dollar, Canadian dollar, euro, British pound Mexican peso and Malaysian ringgit. For revenue and expenses denominated in a currency other than the United States dollar, the Company calculates constant currency comparisons by converting current period financials at the average monthly exchange rates applicable to prior periods. The following table summarizes the changes, in both United States dollars and percentages, due to currency fluctuations for the three months ended March 31, 2011, compared to what would have been reported had the currency rates of the same period in 2010 been used (in thousands, except percentages):

2011 vs. 2010	Three Months Ended March 31
	Change $	Change %
Total revenues	$1,209	1.1%
Cost of revenues (including amortization)	$911	1.6%
Operating expenses	$892	1.6%

For the three months ended March 31, 2011, the average foreign currency exchange rates for the United States dollar weakened against the group of foreign currencies (taken as a whole) in which the Company conducts business as compared to the average exchange rates for the similar periods last year. As a result, the weakening United States dollar increased the Company’s reported revenues, cost of revenues and operating expenses for the three months ended March 31, 2011, from what they would have been if they had been translated at 2010 foreign currency exchange rates.

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•	Whether persuasive evidence of an arrangement exists;

•	Delivery of the product or performance of the service has occurred;

•	The fees are fixed or determinable;

•	Collection of the contractual fees is probable; and

•	Whether vendor-specific objective evidence of the fair value of undelivered elements or other appropriate method of revenue allocation exists.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on historical collections performance and specific collection issues. If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to the Company’s results of operations. The Company believes no significant concentrations of credit risk existed at March 31, 2011. Receivables from customers are generally unsecured.

Intangible Assets

The Company’s intangible assets are recorded as a result of the Company’s acquisitions and represent acquired technology, customer base and trademarks. These intangible assets are amortized over the estimated useful life of the assets. The Company periodically evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances could require future write-downs of the Company’s intangible assets and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

The amount of goodwill allocated to each reporting unit and the percentage by which the fair value of the reporting unit exceeded the carrying value as of the date of the most recent impairment test from October 1, 2010 are as follows:

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

New Accounting Pronouncements

For new accounting pronouncements see Note 14 in Notes to the Unaudited Condensed Consolidated Financial Statements.

Acquisition

SPECTRUM Human Resource Systems Corporation

On December 23, 2010, the Company acquired Spectrum, a privately held S-Corporation software company headquartered in Denver, Colorado, pursuant to an agreement and plan of merger. The acquisition of Spectrum provides the Company with a complete, end-to-end human capital management (HCM) solution which includes core HR, self-service, benefits and compensation management, applicant tracking, talent and workforce management, organization charting and reporting and succession planning. Based on Microsoft technologies, Spectrum’s deployment options include both hosted and on-premise solutions. The Company recorded the acquisition of Spectrum using the acquisition method in 2010, and the results of Spectrum’s operations have been included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss from the date of the acquisition.

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

The primary reason for acquiring Spectrum was to provide a complete HCM solution that can be deployed standalone, or as an embedded application in the Company’s enterprise and industry solutions. Spectrum’s revenue and net income are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2011. The Company has integrated the acquisition and cannot identify separate revenue or earnings. The excess of the consideration transferred over identifiable assets acquired and liabilities assumed was recorded as goodwill. The principal factor that resulted in recognition of goodwill was from synergies the Company expects to achieve from the additional revenue potential provided by the expanded product offerings, in addition to synergies expected from the assembled workforce which is not a separately identifiable intangible asset. The preliminary allocation of purchase price for Spectrum was based upon valuation information and estimates and assumptions available at the acquisition date. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the completion of tax related items pending the finalization of Spectrum’s pre-acquisition tax returns, working capital adjustments and the resulting goodwill adjustment. Goodwill recorded from this acquisition is expected to be deductible for tax purposes. See Note 4 in Notes to the Consolidated Financial Statements for a discussion of goodwill and intangible assets acquired. See Note 3 in Notes to Consolidated Financial Statements for pro forma information related to this acquisition.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table summarizes certain aspects of the Company’s results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in millions, except percentages ):

	Three Months Ended March 31,
	2011	2010	Change $	Change %
Revenues
License	$21.1	$16.2	$4.9	29.9%
Consulting	36.4	31.1	5.3	17.2%
Maintenance	50.5	48.0	2.5	5.2%
Hardware and other	4.3	4.0	0.3	7.0%

Total revenues	112.3	99.3	13.0	13.1%

Gross profit %
License	82.5%	78.2%
Consulting	14.9%	17.0%
Maintenance	74.9%	75.1%
Hardware and other	13.5%	12.2%

Amortization of intangible assets	$6.0	$7.1	$(1.1)	(15.3%)
% of total revenues	5.3%	7.1%

Gross profit	$55.2	$47.4	$7.8	16.4%
% of revenues	49.2%	47.8%

Sales and marketing	$24.2	$21.1	$3.1	14.6%
% of revenues	21.6%	21.3%

Software development	$15.4	$13.9	$1.5	10.7%
% of revenues	13.7%	14.0%

General and administrative	$14.1	$12.2	$1.9	15.7%
% of revenues	12.6%	12.3%

Restructuring and other	$1.4	$0.0	$1.4	3048.9%
% of revenues	1.3%	0.0%

Interest expense	$4.9	$5.0	$(0.1)	(0.2%)
% of revenues	4.4%	5.0%

Interest and other income (expense), net	$0.1	$(1.3)	$1.4	105.7%
% of revenues	0.1%	(1.3%)

Benefit for income taxes	$(3.0)	$(6.1)	$(3.1)	(51.1%)
Effective tax rate	62.0%	99.5%

Net loss	$(1.8)	$(0.0)	$(1.8)	(5581.3%)
% of revenues	(1.6%)	(0.0%)

Revenue

The increase in license revenues for the three months ended March 31, 2011, compared to the corresponding period in 2010, was due primarily to increased license sales of the Company’s software solutions, which was driven by sales of the Epicor ERP product, primarily to new name customers. License revenues for the three months ended March 31, 2011 and 2010, include two sales and no sales greater than $1.0 million, respectively.

Consulting revenues for the three months ended March 31, 2011, increased compared to the corresponding period in 2010. Consulting revenue growth is primarily derived from the growth in license sales, and the Company’s 2011 consulting revenue is benefitting from strong license sales throughout the 2010 year, particularly with the continued global expansion of the Epicor ERP product.

Maintenance revenues for the three months ended March 31, 2011, increased compared to the corresponding period in 2010. The Company continued to see high maintenance renewal rates in its existing customer base, particularly with more recently introduced product lines. The Company also increased its maintenance revenues by generating new license sales, which typically include maintenance agreements. Reduced renewal discounts and targeted maintenance price increases initiated during the first quarter of 2011 also contributed to increased revenues. This is offset by attrition from some existing customers with heritage products.

Hardware and other revenues consist primarily of the resale of third-party hardware. The increase in hardware and other revenue for the three months ended March 31, 2011, as compared to the same period in 2010, was due to increased orders of software orders that include bundled hardware. The timing and/or amount of customer hardware orders, which vary based on the customers’ hardware roll-out schedules, results in a high degree of variability in the Company’s hardware revenues.

International revenues were $34.9 million and $32.9 million for the three months ended March 31, 2011 and 2010, respectively, representing 31.0% and 33.1%, respectively, of total revenues. The increase in international revenues in absolute dollars was primarily due to the increased international reach of Epicor ERP, which is enabling the Company to win deals in international geographies in which it did not as effectively compete previously, including Latin America, Eastern Europe, the Middle East and Africa. The decrease in international revenues as a percentage of revenue is due to increased overall revenue. Foreign currency exchange rate fluctuations resulted in foreign currency-based revenues during the three months ended March 31, 2011 being reported $1.2 million higher, or 1.1%, than these revenues would have been if they had been translated at 2010 foreign currency exchange rates.

Cost of Revenues and Gross Profit

Cost of license revenues consists primarily of software royalties paid for third-party software incorporated into the Company’s products, referral fees paid to value added resellers (VARs), costs associated with product packaging and documentation and software duplication. For the three months ended March 31, 2011, compared to the corresponding period in 2010, gross profit on license revenue increased due to higher revenues against relatively flat third-party software sales.

Cost of consulting revenues consists primarily of salaries, benefits, commissions, bonuses, stock-based compensation, other headcount-related expenses and travel for the Company’s consulting organization, as well as outside contractor costs. These costs increased in absolute dollars during the three months ended March 31, 2011, compared to the corresponding period in 2010, due primarily to an increase in headcount partially related to the acquisition of Spectrum, as well as other increases in compensation costs of $1.8 million as well as an increase of $2.3 million in outside contractor expenses incurred to support increased demand for the Company’s consulting services. Gross profit on consulting revenue decreased due to the increase in usage of outside contractors in the current period.

Cost of maintenance revenues consists primarily of salaries, benefits and other personnel-related expenses for the Company’s support organization as well as maintenance royalties on third-party software incorporated into the Company’s products. For the three months ended March 31, 2011, compared to the corresponding period in 2010, cost of maintenance revenues increased in absolute dollars due primarily to increased compensation expense.

Maintenance gross profit was flat for the three months ended March 31, 2011, compared to the corresponding period in 2010.

Cost of hardware and other revenues increased in absolute dollars in the three months ended March 31, 2011, compared to the corresponding period in 2010, due to the timing of customer hardware orders, which vary based on the customers’ hardware roll-out schedules and can result in a high degree of variability in our hardware gross profit margins. Gross profit margin for hardware and other revenues also varies depending on the volume of the hardware sales. Historically, higher-volume hardware sales transactions have yielded lower hardware margins.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization of acquired technology, customer base and trademarks that were recorded as a result of acquisitions. The Company’s intangible assets are amortized over the estimated useful lives of the assets. For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense, included in cost of revenues, related to intangible assets of $6.0 million and $7.1 million, respectively. The decrease in amortization expense for the three months ended March 31, 2011, as compared to 2010, is due to intangible assets that became fully amortized during the period, offset by the addition of the Spectrum intangibles that are being amortized. The carrying value of acquired technology, customer base and trademarks will be fully amortized through 2017. See Note 4 in Notes to Unaudited Condensed Consolidated Financial Statements for expected future amortization expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, stock-based compensation, travel, advertising and promotional expenses. These costs increased in absolute dollars for the three months ended March 31, 2011, compared to the corresponding period in 2010, due primarily to an increase in headcount partially related to the acquisition of Spectrum, as well as other increases in compensation costs.

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

Software development expenses increased in absolute dollars for the three months ended March 31, 2011, compared to the corresponding period in 2010, due primarily to an increase in compensation costs related to continued investment in Epicor ERP, particularly in adding additional languages and localizations and additional features and functionality to further expand the Company’s addressable markets, as well as additional investment in the development of the Company’s products.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, legal, human resources and information systems functions. General and administrative expenses increased during the three months ended March 31, 2011, compared to the corresponding period in 2010 due primarily to an increase in compensation costs. The increase largely relates to an increase in payroll taxes related to the Company’s PBRS and MIP plans vesting in February 2011.

Stock-Based Compensation Expense

Stock-based compensation expense includes compensation expense from restricted stock issued and stock options granted by the Company. For the three months ended March 31, 2011 and 2010, stock-based compensation expense was $4.5 million and $4.3 million, respectively. Stock-based compensation expense was flat due primarily to the majority of the Company’s stock-based compensation expense is performance related, and no performance adjustments are made in the first quarter of either year.

At March 31, 2011, there was approximately $22.7 million and $3.6 million of unrecognized compensation expense related to performance-based restricted stock and other restricted stock grants, respectively. These costs are expected to be recognized over weighted-average period of approximately one year.

In January 2010, the Company’s Board of Directors expanded the Company’s performance-based restricted stock program for 2010 and eliminated the Company’s prior cash-based management bonus plan for 2010. In February 2011, the Board approved extending the program into 2011, as well as extending the PBRSP into 2012. The compensation cost related to the additional performance-based restricted stock issued in connection with the expanded program depends on the estimated number of shares that will vest based on the probable achievement of the performance conditions, similar to the existing performance-based restricted stock program.

The compensation cost related to performance-based restricted stock depends on the estimated number of shares that will vest based on the probable outcome of the performance conditions. Therefore, the recognized compensation could vary significantly depending on the outcome of those conditions. The Company is required at each reporting date to assess whether achievement of any performance condition is probable. Quarterly compensation expense may include a cumulative adjustment resulting from changes in the estimated number of shares expected to be earned during that plan year. Based on the Company’s current estimate of performance conditions applicable to the 2011 performance year, the Company has recorded compensation expense of $3.5 million related to performance-based restricted stock for the three months ended March 31, 2011.

The following table sets forth the total stock-based compensation expense resulting from restricted stock awards and stock options included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$465	$550
Sales and marketing	1,097	828
Software development	554	628
General and administrative	2,381	2,273

Total stock-based compensation expense	$4,497	$4,279

Restructuring Charges and Other

During the three months ended March 31 2011, the Company recorded restructuring and other charges of $1.4 million. These charges represent $0.7 million of severance related costs associated with cost reduction initiatives taken and management severance. The Company also recorded $0.1 million of facilities charges primarily related to interest accretion on lease reserves. During the three months ended March 31, 2011, the Company recorded $0.4 million in acquisition-related charges primarily related to the negotiation of the proposed acquisition of the Company by affiliates of Apax Partners, L.P. and Apax Partners LLP. See Note 15 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the proposed acquisition.

Interest Expense

Interest expense comprises interest on the Company’s convertible debt and credit facility, debt discount amortization, debt issuance fees amortization and debt issuance fees write-offs. Interest expense was flat for the three months ended March 31, 2011, compared to the corresponding period in 2010. See Note 8 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to a foreign currency charge due to the Venezuela currency devaluation in the first quarter of fiscal 2010. See Note 11 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Provision (Benefit)

The benefit for income taxes consists of federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company recorded an income tax benefit of $3.0 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rates were 62.0% and 99.5% for the three months ended March 31, 2011 and 2010, respectively. The reported income tax benefit differs from the amount computed by applying the statutory United States federal income tax rate of 35% to the income before income taxes as follows:

	Quarter Ended March 31,
	2011	2010
Income tax computed at statutory rates	35.0%	35.0%
Increase (reduction) resulting from:
Earnings in jurisdictions taxed at rates different from the statutory United States federal rate	(0.2)%	20.6%
State and local taxes, net of federal benefit	2.7%	4.5%
Officers compensation	1.9%	4.7%
Subpart F income and other foreign earnings	7.5%	47.4%
Uncertain tax positions	21.1%	4.4%
Other nondeductible permanent items	1.4%	3.0%
Credits	(2.0)%	0.0%
Currency translation	(5.1)%	(2.2)%
Valuation allowance	(0.3)%	(17.9)%

Total	62.0%	99.5%

The Company experiences volatility in the components of its effective income tax rate because permanent differences between GAAP pre-tax and taxable income, and earnings in foreign jurisdictions taxed at different rates, are relatively significant in relation to pre-tax loss.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of March 31, 2011 and December 31, 2010, as well as cash flows for the three months ended March 31, 2011 and 2010 (in millions):

	As of March 31, 2011	As of December 31, 2010
Cash and cash equivalents	$90.4	$103.1
Working capital	61.3	71.1
Long-term debt, less current portion, exclusive of debt discount	233.6	243.9

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$8.1	$1.3
Net cash used in investing activities	(4.3)	(1.4)
Net cash used in financing activities	(17.9)	(0.9)

Overview

As of March 31, 2011, the Company had cash and cash equivalents of $90.4 million and $61.3 million in net working capital (current assets in excess of current liabilities) compared to $103.1 million and $71.1 million at December 31, 2010. The Company’s primary sources of operating cash are customers’ payments for license fees, consulting services and maintenance contracts. The Company’s primary use of operating cash is for employee costs, third-party software royalties, and facilities. The Company’s working capital excluding deferred revenue at March 31, 2011 and December 31, 2010, was $167.2 million and $168.7 million, respectively. The Company believes this is a relevant measurement of working capital since deferred revenue is an obligation for services rather than for cash. The cost of providing these services is generally fixed in nature and ranges from 22% to 27% of the related revenues.

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

The Company’s days sales outstanding (DSO) for the last five quarters are set forth in the following table:

Quarter Ended:	2010
March 31	76
June 30	71
September 30	77
December 31	73
2011
March 31	74

Days sales outstanding have ranged from 71 to 77 for the last five quarters and are expected to remain in this range for the foreseeable future.

As of March 31, 2011, the Company had $7.1 million in cash obligations for severance costs, lease terminations and other costs related to the Company’s restructurings. These obligations are expected to be paid through 2016 and the Company believes these obligations will be funded from existing cash reserves and cash generated from continuing operations.

Considering current cash reserves, funds from future operations and availability of funds under the Company’s 2007 credit facility (as defined below), management believes that the Company will have sufficient liquidity to fund its operations through at least the next twelve months. However, the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. There can be no assurance that the Company will not seek to raise additional capital through the incurrence of debt or issuance of equity securities in the future and if so, there can be no assurance that the Company will be able to do so on terms favorable to the Company or at all.

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

As of March 31, 2011, the Company had $65.0 million in borrowing capacity available under its 2007 credit facility. Borrowing capacity under the 2007 credit facility may be reduced or otherwise limited as a result of the Company’s obligation to comply with certain financial covenants. However, the Company is currently in compliance with these covenants (as described below). The Company increased its leverage to finance its acquisitions of CRS Retail Technology Group, Inc. (2005) and NSB Retail Systems PLC (NSB) (2008). As described below, as of March 31, 2011, the Company had $230 million outstanding convertible senior notes and $35.0 million outstanding under its 2007 credit facility. This indebtedness may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because the Company may require additional sources of liquidity to fund any future acquisitions and its future growth. While the Company currently expects that additional capital will be available to it through the incurrence of debt or issuance of equity securities, these alternative sources of funding may not be available on terms favorable to the Company or at all, in which case, the Company’s business, financial condition or results of operations may be adversely affected.

Operating Activities

The Company’s operations provided $8.1 million in cash during the three months ended March 31, 2011. Cash flows from operating activities were generated even though the Company reported a net loss of $1.8 million. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $7.8 million of depreciation and amortization, $4.5 million of stock-based compensation expense, $0.5 million of debt issuance fee amortization, $2.2 million of debt discount amortization, and $1.4 million of restructuring charges and other. Net working capital changes decreased overall cash provided from operations by $3.7 million. The working capital changes relate primarily to a decrease in accrued expenses due to payments of commissions, a decrease in restructuring and other of $1.1 million for payments made in connection with the Company’s restructuring activities in 2010, offset by an increase in deferred revenue due to the strong sales of the prior quarters.

The Company’s operations provided $1.3 million in cash during the three months ended March 31, 2010. Cash flows from operating activities were generated even though the Company reported $32,000 of net loss. Cash flows from operating activities differed from the net loss partially because of non-cash charges primarily consisting of $8.9 million of depreciation and amortization, $4.3 million of stock-based compensation expense, $0.7 million of provision for doubtful accounts, $0.4 million of debt issuance fee amortization and $2.1 million of debt discount amortization. Net working capital changes decreased overall cash provided by operations by $5.0 million. The working capital changes relate primarily to a decrease in other current assets of $4.0 million and a decrease in other accrued liabilities of $8.0 million, offset by $5.1 million in net reductions of accounts receivable.

Investing Activities

The Company’s principal investing activities for the three months ended March 31, 2011, included $4.4 million for capital expenditures, $0.4 million in business combination costs and $0.4 million due to the sale of the Company’s short-term investments.

The Company’s principal investing activities for the three months ended March 31, 2010, included $0.8 million for capital expenditures and $0.6 million in business combination costs.

Financing Activities

Financing activities for the three months ended March 31, 2011, included $12.6 million of payments on the 2007 credit facility and capital leases and $7.7 million for the purchase of treasury stock. The Company repurchases a portion of employees’ vested shares to satisfy employee income tax withholding requirements and expects such treasury stock activity to recur due to the various vesting schedules of restricted stock. Cash provided by financing activities included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.5 million.

Financing activities for the three months ended March 31, 2010, included $1.8 million for the purchase of treasury stock. Cash provided by financing activities also included proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of employee stock options of $0.5 million.

2007 Credit Facility

On December 16, 2007, the Company entered into a syndicated credit facility (the 2007 credit facility) for up to $250 million in term loan and revolving facilities, consisting of $100 million term loan and $150 million in revolving loan facility (after giving effect to an accordion feature). Funds from the 2007 credit facility were allowed to be used to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the NSB acquisition; and following such acquisition, to provide ongoing working capital and to be used for other general corporate purposes. The Company pledged all of its assets as collateral, subject to certain exceptions. The terms of the 2007 credit facility require compliance with various covenants, described below. Amounts repaid under the term loan may not be re-borrowed.

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

Under the minimum EBITDA ratio covenant, the Company’s EBITDA for the preceding 12-month period, as measured at the end of each fiscal quarter, must be at least $50 million.

Under the minimum liquidity ratio covenant, the ratio of (a) the sum of (i) unrestricted cash and (ii) accounts receivable to (b) the sum of (i) current liabilities (exclusive of amounts outstanding under the 2007 credit facility), plus (ii) amounts outstanding under the 2007 credit facility, minus (iii) deferred revenue, minus (iv) accounts payable for inventory held for resale; may be no less than (aa) 1.15 to 1 for fiscal quarters ended September 30 and December 31, 2009, (bb) 1.25 to 1 for fiscal quarters ending March 31 and June 30, 2010, (cc) 1.40 to 1 for the fiscal quarter ending September 30, 2010, and (dd) 1.50 to 1 for the fiscal quarters ending on or after December 31, 2010.

Interest under the 2007 credit facility is variable, and at March 31, 2011, the effective weighted average interest rate was 4.25%. At March 31, 2011, the Company was in compliance with all covenants included in the terms of the 2007 credit facility.

On February 9, 2011, the Company made a voluntary principal payment of $12.5 million against the revolving loan from discretionary funds, bringing the outstanding loan balance to $35.0 million and unused borrowing capacity of $65.0 million under the revolving loan at March 31, 2011.

The Company had entered into interest rate swap agreements to convert a portion of the Company’s interest rate variability to a fixed rate basis as required under the 2007 credit facility in connection with the term loan thereunder. The interest rate swaps qualified for hedge accounting treatment at the time. The agreements effectively converted the Company’s floating-rate debt to fixed-rate debt.

As of September 30, 2009, as a result of repayment of the term loan facility, the interest rate swaps were de-designated and no longer qualified for hedge accounting treatment. The interest rate swaps agreements have all been settled as of March 31, 2011, therefore no asset or liability exists at March 31, 2011. The interest rate swaps resulted in a gain for the final settlement of the interest rate swaps of $0.1 million for the three months ended March 31, 2011, and is included in “interest and other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Company accounts separately for the liability and equity components of its convertible notes in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company bifurcated a component of the debt, a portion of that component was recorded in equity, and the remaining portion is the resulting discount on the debt and is being accreted as part of interest expense. At March 31, 2011 and December 31, 2010, the debt discount was $31.4 million and $33.6 million, respectively. At both March 31, 2011 and December 31, 2010, the Company has $230 million in principal due under the convertible debt. The net carrying amount was $198.6 million and $196.4 million as of March 31, 2011 and December 31, 2010, respectively. The Company is amortizing the debt discount through the date at which the Company can begin to redeem the convertible senior notes, which is May 15, 2014. The effective interest rate used to measure the initial fair value of the debt was 7.35%, which was based on market conditions for nonconvertible debt at the time the debt was entered into. The Company recognized interest expense of $3.6 million and $3.4 million related to the convertible debt for the three months ended March 31, 2011 and 2010, respectively, of which $1.4 million in each quarter is based on the coupon rate.

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

Changes in foreign exchange rates affect foreign currency expense recorded in relation to our foreign currency-denominated derivative instruments. As of March 31, 2011, the Company had foreign currency forward contracts open with an aggregate notional value of $17.1 million. The Company estimates that a 10% hypothetical change in foreign exchange rates in the same direction against the United States dollar would impact our pre-tax earnings due to the effect of foreign currency translation related to our foreign currency-denominated derivative instruments and debt instruments by $1.3 million. Other than the foreign currency contracts described above, the Company had no open foreign currency forward or option contracts or any other foreign currency denominated derivative or other financial instrument in effect at March 31, 2011.

The Company conducts limited operations in Venezuela (i.e., revenue derived from Venezuelan operations represented 0.1% of the Company’s consolidated revenue for the year ended December 31, 2010). In January 2010, the government of Venezuela devalued its bolivar currency from 2.15 to 4.30 bolivares per United States dollar. As a result of the devaluation, the Company reduced its cash and working capital balances by and incurred a foreign currency charge of $1.3 million due to the revaluing of its bolivar-based assets.

Off-Balance Sheet Arrangements

Through March 31, 2011, the Company has not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Obligations

There are no material changes to the Company’s contractual obligations from its December 31, 2010 Annual Report on Form 10-K.

Certain Factors That May Affect Future Results

Our business and results of operations may be affected by the announcement of our proposed acquisition by Eagle Parent, Inc., an affiliate of Apax Partners, L.P.

On April 4, 2011, we entered into an agreement and plan of merger (merger agreement) with Eagle Parent, Inc., an affiliate of Apax Partners, L.P. and Apax Partners LLP (Parent), and Element Merger Sub, Inc., a wholly owned subsidiary of Parent (Purchaser), pursuant to which Purchaser has commenced a tender offer to purchase all of our outstanding shares for $12.50 per share and, regardless of whether the tender offer is consummated, subject to the approval of our stockholders and the satisfaction of certain other conditions set forth in the merger agreement, Purchaser will merge with and into the Company with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent. Parent and Purchaser launched the tender offer on April 11, 2011 pursuant to a Tender Offer Statement on Schedule TO (the Schedule TO) that has been filed with the Securities and Exchange Commission (SEC). The tender offer will initially expire at 11:59 p.m., Los Angeles time on May 6, 2011. Apax Partners, L.P. (Apax) has also entered into a merger agreement with Activant Solutions, Inc. (Activant), a provider of business management software solutions for mid-market retail and wholesale distribution businesses and intends to combine Activant and Epicor under the name Epicor Software Corporation. The proposed transaction is described in Note 15 to the Notes to the Consolidated Financial Statements in Part I of this 10-Q.

The proposed acquisition could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases until the completion of the acquisition. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products and/or services due to potential uncertainty about the direction of our product offerings and our support and service of existing products, in particular, because of the proposed combination of the Company with Activant. To the extent that the proposed acquisition creates uncertainty among customers or our employees such that any significant number of customers delay purchase decisions proposed completion of the acquisition, or employees depart the Company or become distracted, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, employees, business partners, and others with whom we have business relationships. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price.

Additionally, we are subject to additional risks in connection with the proposed acquisition, including: (1) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee by us of up to $40 million pursuant to the terms of the merger agreement, (2) the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the merger agreement, including but not limited to the purported class action lawsuit described in Part II Item 1, Legal Proceedings, (3) the failure of the proposed acquisition to close for any reason, (4) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the merger agreement and the potential impact of such covenants on our business, (5) the risk that the proposed acquisition will divert management’s attention resulting in a potential disruption of our current business plan, and (6) potential difficulties in employee retention arising from the proposed acquisition.

We may suffer additional consequences if the proposed acquisition by Apax is not completed.

If the proposed acquisition by Apax is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•

activities relating to the transaction and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•

the market price of our common stock could decline following an announcement that the transaction has been abandoned, to the extent that the current market price reflects a market assumption that the transaction will be completed;

•	we could be required to pay a fee to Apax, or its designees, and Activant up to a maximum fee of $40 million if the merger agreement is terminated in certain circumstances;

•	we would remain liable for our costs related to the acquisition, such as legal and accounting fees and a portion of the investment banking fees;

•	we may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

•	we may experience the departure of employees from Epicor;

•	we may be subject to legal proceedings related to the transaction;

•	we may be the subject of other acquisition proposals that require management attention and are less favorable to Epicor and its stockholders than the proposed transaction with Apax; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Completion of the acquisition is subject to a number of conditions, which we believe are customary, including the accuracy of the representations and warranties of the parties and material compliance by the parties with their respective obligations under the merger agreement. Apax’s obligation to consummate the tender offer is also subject to at least 74.51% of our outstanding shares being tendered in the tender offer and the availability of sufficient debt financing to Apax. While the debt financing is not a condition to the consummation of the merger if the tender offer is not consummated, if the debt financing is not available, our remedies will be limited to receipt of a break-up fee. In addition, Apax’s obligation to complete the tender offer and the merger is subject to the satisfaction of the closing conditions for Apax’s acquisition of Activant. If we are required to seek stockholder approval for the merger, the completion of the acquisition will be subject to stockholder approval.

Parent and Purchaser have filed the Schedule TO and we have filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the Schedule 14D-9) with the SEC. The Schedule TO and Schedule 14D-9 has been sent to our stockholders. We urge our investors and stockholders to read the Schedule 14D-9 and the Schedule TO and the other relevant materials when they become available because they will contain important information about the proposed transaction. We have also filed a preliminary proxy statement with the SEC in respect of the proposed transaction. If we are legally required to seek stockholder approval of the transaction, we will file a definitive proxy statement in connection with the proposed transaction and we will send or give a copy of the definitive proxy statement to our stockholders.

Adverse economic conditions could materially adversely affect the Company.

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

The Company believes that any future growth of the Company will be dependent, in part, upon the Company’s ability to maintain and increase revenues in its existing and emerging international markets, including Asia and Latin America. During the three months ended March 31, 2011 and 2010, 31.0% and 33.1%, respectively, of total Company revenues were generated by the Company’s international operations. There can be no assurance that the Company will be able to maintain or expand its international sales. In addition, if the revenues that the Company generates from foreign activities are inadequate to offset the expense of maintaining foreign offices and activities, the Company’s business, financial condition and results of operations could be materially and adversely affected. The international reach of the Company’s businesses could also subject the Company and its results of operations to unexpected, uncontrollable and rapidly changing economic and political conditions. Specifically, our international sales and operations are subject to inherent risks, including:

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

Any one of these factors or a combination of them could materially and adversely affect the Company’s future international sales and, consequently, the Company’s business, operating results, cash flows and financial condition. A portion of the Company’s revenues from sales to foreign entities, including foreign governments, has been in the form of foreign currencies. While the Company does enter into hedges and other similar foreign currency contracts from time to time, there can be no assurance that such activities will effectively minimize the impact that fluctuations in the value of foreign currencies may have on the Company. Specifically, during the three months ended March 31, 2011, foreign currency transaction losses totaled $0.3 million. Fluctuations in the value of foreign currencies have in the past and could continue to adversely impact the profitability of the Company’s foreign operations.

We have a significant amount of debt outstanding under our convertible senior notes and our 2007 credit facility which could have various adverse effects on our business and financial conditions.

As of March 31, 2011, we had approximately $230 million of outstanding principal amount under our convertible senior notes. In addition, in February 2008, we borrowed $160 million under our 2007 credit facility, of which $35.0 million was outstanding at March 31, 2011, to finance the acquisition of NSB and to pay certain fees and expenses incurred in connection with the acquisition. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our outstanding liabilities.

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

In connection with our acquisitions, as of March 31, 2011, we have goodwill of $378.3 million and $59.6 million of amortizing acquired intangible assets on our balance sheet. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is an indication an impairment may have occurred. For example, a significant decline in stock price, like the one that occurred for our common stock following December 31, 2008, may require us to test our goodwill for impairment. If we determine that the carrying value of the goodwill or other acquired intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

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

The Company distributes products through a direct sales force as well as through an indirect distribution channel, which includes VARs and other third party distributors, consisting primarily of professional firms. The Company’s results of operations could be materially and adversely affected if the Company’s distributors cease distributing or recommending the Company’s products or emphasize competing products. The success of the Company’s distributors depends in part upon their ability to attract and retain qualified sales and consulting personnel. Additionally, the Company’s distributors may generally terminate their agreements with the Company upon as little as 30 days’ notice and almost all distributors may effectively terminate their agreements at any time by ceasing to promote or sell our products. The Company’s results of operations could be adversely affected if our distributors are unable to retain qualified personnel or if several were to cease doing business or terminate their agreements and the Company is unable to replace them in a timely fashion. Further, there can be no assurance that having both a direct sales force and a third party distribution channel for the Company’s products will not lead to conflicts between those two sales forces that could adversely impact the Company’s ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact the Company’s operating revenues and results of operations. Finally, many distributors operate on narrow operating margins and may be negatively impacted by weak economic conditions, including by the loss of personnel to promote the Company’s products and services or inability to remain in business. The Company’s financial condition and operating results could be materially adversely affected if the financial condition of these distributors weakens.

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

The Company’s quarterly income (loss) from operations have fluctuated significantly in the past. For example, from the first quarter of 2009 through the first quarter of 2011, quarterly operating results have ranged from an operating loss of $2.0 million to operating income of $11.0 million. The Company’s operating results may continue to fluctuate in the future as a result of many specific factors that include:

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

•	Changes in accounting standards, including software revenue recognition standards;

•	Currency fluctuations and devaluation;

•	The announcement of our proposed acquisition by affiliates of Apax Partners and the reaction of our new and existing customers to the announcement; and

•	Fluctuations in number of customers renewing maintenance and support.

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

From the first quarter of 2009 through the first quarter of 2011, the Company’s quarterly operating cash flows have ranged from $1.3 million provided by operating activities to $20.3 million provided by operating activities. However, the Company has at times experienced decreasing revenues and, prior to the first quarter of 2003, continued operating losses. If the Company is not successful in achieving its anticipated revenues and expenses or maintaining a positive cash flow, the Company may not have sufficient resources for planned growth and may be required to take actions to reduce its operating expenses, such as reductions in work force and/or seek additional sources of funding. Historically, the Company has also experienced fluctuations in the proportion of accounts receivable over 90 days old and days sales outstanding. These fluctuations have been due to various issues, including product and service quality, deteriorating financial condition of customers during the recent recession and lack of effectiveness of the Company’s collection processes. During the past two years, our days sales outstanding have fluctuated from lows of 71 to highs of 78, due to a variety of factors. If the Company cannot successfully collect a significant portion of its net accounts receivable, the Company may be required to seek alternative financing sources. Further, without sufficient cash flows, the Company may not be able to service its debt or it may not be able to comply with certain covenants under its 2007 credit facility. As of March 31, 2011, the Company had a $230.0 million obligation to holders of the Company’s convertible senior notes and $35.0 million in principal outstanding under the 2007 credit facility.

The market for our stock is volatile and fluctuations in operating results, changes in the Company’s guidance on revenues and earnings estimates and other factors could negatively impact our stock’s price.

During the three-year period ended March 31, 2011, the closing price of the Company’s common stock ranged from a low of $2.36 to a high of $11.51. For the three months ended March 31, 2011, the closing price of the Company’s common stock ranged from a low of $9.82 to a high of $11.35. The market prices for securities of technology companies, including the Company’s, have historically been quite volatile. Quarter to quarter variations in operating results, changes in the Company’s guidance on revenues and earnings estimates, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, announcements of industry acquisitions by us or our competitors, changes in accounting standards or regulatory requirements as promulgated by the FASB, SEC, NASDAQ or other regulatory entities, changes in management, the announcement of our proposed acquisition by affiliates of Apax Partners and other events or factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been related more to changes in recommendations or financial estimates by securities analysts than to the companies’ actual operating performance. Any of these conditions may adversely affect the market price of the Company’s Common Stock.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and outstanding debt. At March 31, 2011, the Company had $90.4 million in cash and cash equivalents. Based on the investment interest rate and the balance as of March 31, 2011, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $0.9 million on an annual basis (to the extent the Company’s returns exceed 1%), as well as a corresponding increase in the Company’s net loss and a decrease in cash flows from operations. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. Deposits with its United States issuers may exceed the amounts of federal deposit insurance provided on such deposits, and deposits held outside the United States are not afforded such protection. The Company has approximately 73.5% of its cash and cash equivalents outside the United States. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The Company has not experienced any losses on deposits of cash or cash equivalents.

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

Interest under the Company’s 2007 credit facility is computed on a floating rate basis. The 2007 credit facility required the Company to enter into interest rate swap agreements to protect against fluctuations in the floating rate for a portion of the outstanding term loan balance for a period of time. The Company entered into interest rate swap arrangements that convert a portion of its floating rate interest rate exposure under the 2007 credit facility to a fixed rate basis. At the time the Company entered into the interest rate swaps, they qualified for hedge accounting treatment. The changes in the fair value of the interest rate swaps are reflected in the carrying value of the interest rate swaps on the balance sheet. As of September 30, 2009, the Company de-designated the swaps as a result of its repayment of the term loan under the 2007 credit facility, and the fair value changes are now recorded in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense as interest rates change. At March 31, 2011, the interest rates swap arrangements were all settled. At March 31, 2011, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.4 million on an annual basis, as well as increase the Company’s net loss and decrease cash flows from operations.

Foreign Currency Risk

The foreign currencies for which we currently have the most significant exposure are the Australian dollar, Canadian dollar, euro, British pound, Mexican peso and Malaysian ringgit. The Company had foreign currency forward contracts open at March 31, 2011. Other than these contracts, the Company did not have any other material foreign currency denominated derivative or other financial instruments open as of March 31, 2011. International revenues represented 31.0% of the Company’s total revenues for the three months ended March 31, 2011, and 24.0% of revenues were denominated in foreign currencies. The Company had an unrealized and realized transactional foreign currency loss for the three months ended March 31, 2011 of $0.3 million. For the three months ended March 31, 2011, the transactional gains and losses were primarily due to the settlement of inter-company balances and changes in value of certain cash and other net assets denominated in currencies other than the functional currencies.

Changes in foreign exchange rates affect foreign currency expense recorded in relation to our foreign currency-denominated derivative instruments. As of March 31, 2011, the Company had foreign currency forward contracts open with an aggregate notional value of $17.1 million. The Company estimates that a 10% hypothetical change in foreign exchange rates in the same direction against the United States dollar would impact our pre-tax earnings due to the effect of foreign currency translation related to our foreign currency-denominated derivative instruments and debt instruments by $1.3 million. Other than the foreign currency contracts described above, the Company had no open foreign currency forward or option contracts or any other foreign currency denominated derivative or other financial instrument in effect at March 31, 2011.

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

Following announcement of the Merger Agreement with affiliates of Apax Partners, four (4) putative stockholder class actions were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California are entitled, Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions pending in Delaware are entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al., (filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011. The pending suits allege that the Epicor directors breached their fiduciary duties of loyalty and due care, among others, by seeking to complete the sale of Epicor to Apax and its affiliates through an allegedly unfair process and for an unfair price and by omitting material information from the Solicitation/Recommendation Statement on Schedule 14D-9 that Epicor filed on April 11, 2011 with the SEC. The complaints also allege that Epicor, Apax, and Sub aided and abetted the directors in the alleged breach of fiduciary duties. The plaintiffs seek certification as a class and relief that includes, among other things, an order enjoining the Tender Offer and Merger, rescission of the Merger, and payment of plaintiff’s attorneys’ fees and costs. We believe the lawsuits are without merit and intend to vigorously contest the actions. There can, however, be no assurance of the outcome of these lawsuits.

Item 1A – Risk Factors:

A description of the risk factors associated with our business is included under “Certain Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Dates	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
	(a)
January 1, 2011 to January 31, 2011	1,839	$10.11		—	N/A
February 1, 2011 to February 28, 2011	668,497	$11.19		—	N/A
March 1, 2011 to March 31, 2011	21,791	$11.07		—	N/A

Total	692,127	$11.18	(1)	—

(1)	Represents the weighted average price per share purchased during the quarter.

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

EPICOR SOFTWARE CORPORATION
(Registrant)

Date: April 27, 2011	/s/ MICHAEL PIETRINI
Michael Pietrini
Chief Financial Officer, Executive Vice President Finance and Administration (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

10.1	Second Amendment to Management Retention Agreement dated February 10, 2011 by and between George Klaus and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2011).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.