Form 10-K/A
period 2010-12-31
EPICOR SOFTWARE CORP
filed 2011-04-29
CIK 891178

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

18200 Von Karman Ave, Suite 1000

Irvine, California 92612

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (949) 585-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.001 per share and associated Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

The number of shares of Common Stock outstanding as of April 20, 2011 was 64,153,865.

FORM 10–K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2010, originally filed on March 14, 2011 (the “Original Filing”). We are filing this Amendment solely to include the information required by Part III and not included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board is composed of seven directors. Certain information regarding the members of the Board as of April 11, 2011, is set forth below, including with respect to each director of the Company, the name and age of the director as of April 11, 2011, present position with the Company or principal occupation, and employment history during the past five years. As indicated above, some of the current directors may resign following the purchase of Shares by Purchaser pursuant to the Offer. Each director is a U.S. citizen and there are no family relationships among any of our directors, officers or key employees.

Name	Age	Position	Director Since
L. George Klaus	70	President, CEO and Chairman of the Board	1996
Michael Kelly	63	Director	2005
Robert H. Smith	74	Lead Director	2003
Michael L. Hackworth	70	Director	2007
Richard H. Pickup	77	Director	2009
John M. Dillon	61	Director	2009
W. Douglas Hajjar	63	Director	2010

L. George Klaus George Klaus has been a director of the Company since February 1996, and has been Chairman of the Board since September 1996. On January 19, 2009, he became the Company’s President and Chief Executive Officer. Mr. Klaus served as Executive Chairman of the Company from February 19, 2008 through January 15, 2009. Mr. Klaus served as Chief Executive Officer of the Company from February 1996 through February 19, 2008. Mr. Klaus also served as President of the Company from February 1996 through November 1999 and from June 2001 to July 2005. Mr. Klaus received his Bachelor of Science in Mathematics from California State University, Northridge in 1963, and in 1964 studied at the graduate level in business and math. We believe that Mr. Klaus’ qualifications to serve on the Board include his extensive executive leadership in the technology field for the past 40 years, as well his years of experience in leading the Company as CEO and President, which provide him and the Board with unique insights into the Company’s ongoing challenges, operations and opportunities.

Michael Kelly Mr. Kelly has been a director of the Company since September 2005. Since October 2005, Mr. Kelly has served as Chairman and CEO of Kinsale Associates, a merchant bank. From July 2005 to October 2005, Mr. Kelly served as CEO of Cape Semiconductor Inc., a fabless semiconductor company providing analog and mixed signal solutions to a variety of industries. Prior to that, from 1994 to 2005, Mr. Kelly was vice-chairman and senior managing director of Broadview International, LLC, an international technology investment banking firm and a division of Jefferies Inc. Mr. Kelly currently serves as Chairman of the board of directors of Adept Technology, Inc. (NASDAQ: ADEP) and as Vice Chairman/Managing director of Broadview/Jeffries. Mr. Kelly holds a Bachelor of Arts degree in accounting from Western Illinois University, a Master of Business Administration from St. Louis University and is a certified public accountant. We believe that Mr. Kelly’s qualifications to serve on the Board include his experience as an investment banker specializing in the technology fields, which provides the Board and the Company with unique and relevant expertise in such areas as the capital markets, mergers and acquisitions and financing.

Robert H. Smith Mr. Smith has been a director of the Company since May 2003 and has been the Company’s Lead Director since 2005. From 1996 through 2002, Mr. Smith was the CFO and executive vice president of finance and administration for Novellus Systems, Inc. Mr. Smith also served on the board of directors of Novellus until his retirement in 2002. Mr. Smith is a member of the board of directors of Cirrus Logic, Inc. (NASDAQ: CRUS). Mr. Smith is also on the board of directors of PLX Technology (NASDAQ: PLXT), and ON Semiconductor (NASDAQ: ONNN) and was on the Board of Virage Logic (NASDAQ: VIRL) until it was acquired in September 2010. Mr. Smith holds a Bachelors degree in Business Administration from Oklahoma City University. We believe that Mr. Smith’s qualifications for Board membership include his extensive public company financial and accounting background for global organizations, as well as his strong corporate governance background, which greatly assists the Board in its compliance and Governance.

Michael L. Hackworth Mr. Hackworth has been a director of the Company since November 2007. From June 2002 to April 2007, Mr. Hackworth served as chairman and CEO of Tymphany Corporation, a private audio transducer manufacturing company that he co-founded and then continued as a board member and chairman of Tymphany until October 2008. He also currently serves as “Advisor to Entrepreneurs,” assisting early stage management teams with strategy and financing, a role he has played since 1999. Mr. Hackworth also serves as Chairman of the board of publicly traded Cirrus Logic Inc. (NASDAQ: CRUS), and was on the board of publicly traded Virage Logic Corp. (NASDAQ: VIRL) until it was acquired in September 2010. He also serves as a director on the boards of several private companies. Prior to becoming chairman in April 1999, Mr. Hackworth served as President and CEO of Cirrus Logic since its founding in January 1985. Prior to that, Mr. Hackworth spent 18 years serving in positions of ever-increasing responsibility with Signetics Corp., a subsidiary of N.V. Philips, Motorola and Fairchild Semiconductor. Mr. Hackworth holds a Bachelor of Science degree in engineering from Santa Clara University. We believe Mr. Hackworth’s qualifications to serve on our Board of Directors include his extensive board and executive leadership experience including as CEO of global technology companies, as well as his extensive management and corporate governance expertise.

John M. Dillon Mr. Dillon has been a director of the Company since February 2009. Mr. Dillon has over thirty years of experience with technology companies. He began his career as a Systems Engineer for EDS (Electronic Data Systems) and then moved into a variety of sales management positions for various high tech companies including Oracle Corporation. During the past 15 years, Mr. Dillon has served as President and Chief Executive Officer for Hyperion Solutions and then as Chief Executive

Officer for Salesforce.com. Beginning in 2002, Mr. Dillon served as Chief Executive Officer for Navis, LLC, a private company, specializing in software systems for operating large Marine Container Terminals and distribution centers. In 2007, Navis, LLC was sold to Zebra Technology and, in 2008, Mr. Dillon completed its transition to a subsidiary within Zebra Technology focused on real-time location, asset management and resource optimization solutions. Mr. Dillon also serves on the board of directors for Centerpointe Community Bank (OTC BB: CENP.OB). Mr. Dillon also serves on several private boards of directors including SaaS accounting software provider Intacct Corporation. Mr. Dillon holds a Bachelor of Science degree in engineering from the United States Naval Academy and a master’s degree in business administration from Golden Gate University. He served on active duty in the nuclear submarine service for five years before beginning his civilian career. We believe Mr. Dillon’s qualifications to serve on our Board of Directors include his lengthy and diverse range of experiences as an executive in a variety of roles leading several technology companies, as well as his background and recent experience in the emerging Software as a Service (SaaS) field.

Richard H. Pickup Mr. Pickup has been a director of the Company since February 2009. Mr. Pickup is one of the largest holders of the Company’s Common Stock. He has been active in the securities market for more than 50 years and has been involved with a number of different companies. For the last five years Mr. Pickup has been the President, Trustee and Manager of various affiliated investment entities. Mr. Pickup holds a Bachelor of Arts degree in economics and business from Whittier College. We believe that Mr. Pickup’s extensive knowledge of the securities and capital markets, as well as his experience as one of the Company’s largest long term shareholders, is invaluable to our Board’s discussions of the Company’s strategic, capital and liquidity needs.

W. Douglas Hajjar Mr. Hajjar has been a director of the Company since February 2010. He previously served on the board of Platinum Software Corporation (the predecessor in interest to Epicor Software) from 1996 to 1999. Mr. Hajjar currently serves as Chairman of Blue Wave Wireless Inc., a telecommunications infrastructure company. From 1997 to 2008, Mr. Hajjar served as a board member and Chairman of Wherify Wireless Inc. (OTC: WFYW), a leading developer of wireless location products and services, which he co-founded in 1997. From 2000 to 2007, he was Chairman of Maui Innovative Technologies Inc., a company he co-founded to develop weapon systems for the military. From 1991 to 1997, Mr. Hajjar was a board member and Chairman of Control Data Systems Inc. Previously, he served as Vice-Chairman of Cadence Design Systems Inc., and was Chairman and Chief Executive Officer of Valid Logic at the time of its acquisition by Cadence. He also held executive positions in operations and finance at Genrad and M/ACom. Mr. Hajjar earned his BSBA in accounting at Boston College and served as an Army Intelligence Officer in Vietnam. We believe that Mr. Hajjar’s qualifications to serve on the Board include his prior experience on the Epicor Board (then Platinum Software), as well as his extensive background as CEO and Chairman of various technology companies and his experience in the strategic development of technology organizations.

Executive Officers

Certain information regarding our executive officers as of April 11, 2011, is set forth below, including with respect to each executive officer of the Company, the name and age of the officer as of April 11, 2011, present position with the Company and employment history during the past five years. Information pertaining to L. Goerge Klaus, who is currently a director and an executive officer of the Company, may be found in the section entitled “Directors” section above.

Name	Age	Position	Executive Officer Since
Michael Pietrini	41	CFO and Executive Vice President of Finance and Administration	2009
Russell Clark	42	Senior Vice President, Finance, and Principal Accounting Officer	2008

Michael Pietrini Mr. Pietrini has served as the Company’s Chief Financial Officer and Executive Vice President of Finance and Administration since April 15, 2009. From March 2008 to April 2009, he held the position of senior vice president of sales and operations for the Americas, where he was responsible for the Company’s direct sales force and channel sales in the Americas representing Epicor’s industry-specific enterprise resource planning (ERP) solutions for manufacturing, distribution, enterprise service automation, financial services, hospitality and non-profit organizations. From January 2004 to March 2008, Mr. Pietrini served as the Company’s vice president of sales for the Western Americas region with Epicor, where he initiated and implemented the Company’s transformation from selling traditional ERP to selling Extended Enterprise or “ERP II” which encompasses traditional ERP, e-commerce and supply chain management. Mr. Pietrini joined Epicor in 1995 as a business development representative upon graduation from college, growing with the Company and serving in numerous sales operations management roles garnering extensive experience in sales, consulting, customer service, product development, marketing and business development. Prior to joining Epicor, he worked in the finance department for a large Minnesota-based commercial lender. Mr. Pietrini graduated Cum Laude with a Bachelor of Science degree in Finance from St. Cloud University in St. Cloud, Minnesota.

Russell C. Clark Mr. Clark has served as the Company’s Senior Vice President, Finance, and Principal Accounting Officer since May 2008. For the period of March 13, 2009 through April 15, 2009, Mr. Clark also held the position of Interim Chief Financial Officer. Prior to May 2008, Mr. Clark had been the Company’s vice president, finance and corporate controller of Epicor since July 2006. From August 2004 through June 2006, Mr. Clark served as vice president, finance and chief accounting officer at Peregrine Systems, Inc., a developer of enterprise IT asset management and help desk software, until its acquisition by Hewlett-Packard Company. From August 2002 through August 2004, he served as vice president finance and corporate controller of Fair Isaac Corporation, a provider of enterprise analytics software and services. From January 2000 through August 2002, he served as senior vice president, corporate finance, for HNC Software Inc., a provider of enterprise analytics software and services, until its acquisition by Fair Isaac Corporation. From August 1990 through January 2000, Mr. Clark served in the technology industry group of PricewaterhouseCoopers LLP, attaining the title and role of Senior Manager, Audit and Business Advisory Services. He graduated with highest distinction earning a Bachelor’s degree in Business Administration with an emphasis in accounting from The University of Iowa and is a certified public accountant.

CORPORATE GOVERNANCE

Audit Committee

The Audit Committee currently consists of Messrs. Michael Kelly, Smith, Hackworth, Dillon and Hajjar each of whom is independent within the meaning of the applicable director independence standards set forth in Nasdaq Listing Rules as currently in effect. Mr. Michael Kelly currently served as Chairman of the Audit Committee throughout 2010. The Board of Directors determined that Mr. Michael Kelly is an “audit committee financial expert” as defined by the rules and regulations of the SEC. The Audit Committee held 4 meetings during fiscal year 2010. Mr. Dillon was appointed to the Audit Committee in April 2009 and Mr. Hajjar was appointed to the Audit Committee when he joined the Board in February 2010. In February 2011, the Nominating and Governance Committee of the Board appointed Mr. Hajjar as Chairman of the Audit Committee and determined that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The Board of Directors has adopted a written charter for the Audit Committee, which is available on Epicor’s website at http://ir.epicor.com/phoenix.zhtml?c=86140&p=irol-IRHome under “Corporate Governance.” The audit committee reviews and reassesses the adequacy of the charter on an annual basis.

Code of Ethics

The Board of Directors has adopted a Worldwide Code of Business Conduct and Ethics, which is applicable to the Company, including the Chief Executive Officer, President, Chief Financial Officer and all officers of the Company. The Board has also adopted separate Corporate Governance Guidelines, which contains provisions specifically applicable to directors, including their role, qualifications, responsibilities, communications and continuing education.

We will provide a copy of the Worldwide Code of Business Conduct and Ethics and/or the Corporate Governance Guidelines upon request made by email to investorrelations@epicor.com or in writing to Epicor Software Corporation, Attention: Investor Relations, 18200 Von Karman Avenue, Suite 1000, Irvine, CA 92612. A copy of the Worldwide Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on Epicor’s website at http://ir.epicor.com/phoenix.zhtml?c=86140&p=irol-IRHome under “Corporate Governance.” Epicor will disclose any amendment to the Worldwide Code of Business Conduct and Ethics or the Corporate Governance Guidelines or waiver of a provision of the Worldwide Code of Business Conduct and Ethics or the Corporate Governance Guidelines, including the name of the officer to whom the waiver was granted, on our website at www.epicor.com, on the Investor Relations page.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms, we believe that all our executive officers, directors and five percent stockholders complied with the applicable filing requirements.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company operates a global software and services business in a very competitive and dynamic market environment and the Company’s executive compensation programs are designed to meet the challenges inherent in running such a business in such a competitive environment. Specifically, the Executive Compensation programs are designed to align the creation of stockholder value with the compensation earned by our executive officers by rewarding the achievement of both annual and longer term goals of the Company. The Company’s compensation and benefits programs are based on these objectives:

Compensation should align the interests of management with the interests of its stockholders.

Compensation should be commensurate with Company performance and stockholder returns;

Compensation should encourage superior performance without excessive risk;

Compensation should provide performance awards for the achievement of financial and operational targets and other strategic objectives that are critical to our long-term growth; and

Compensation should attract, motivate, reward and retain superior talent;

In order to achieve these objectives, the Compensation Committee has reviewed and approved short and long term compensation plans, as implemented and maintained by Company management, that tie a substantial portion of the executives’ overall compensation to key financial and operational performance goals. The Company’s compensation programs reward executive officers for achieving these financial and operational goals, as well as achieving other objectives tied to individual performance. The Compensation Committee targets individual executive compensation at levels the Compensation Committee believes are comparable to, and competitive with, executives in other companies that are operating primarily in the high technology marketplace, including, specifically, competitors in the enterprise resource planning (ERP) software mid-market and companies with the same Software and Services industrial classification as the Company with comparable annual revenues, all while taking into account the Company’s relative performance and strategic goals.

Balancing Compensation Programs and Risk

With the assistance of its compensation consultant (See below, “Role of Executive Officers and Consultants in Compensation Decisions”), the Compensation Committee regularly reviews the Company’s compensation policies and practices for all employees, including executive officers. Specifically, the Compensation Committee reviewed the Company’s compensation programs for any design features which may have the potential of encouraging excessive risk-taking, including highly leveraged payout curves and uncapped payouts; unreasonable goals or thresholds; and steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds. Based on such review, the Compensation Committee believes and has determined that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes, and has confirmed based upon its review, that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

Role of Executive Officers and Consultants in Compensation Decisions

The Compensation Committee has the authority to engage its own independent advisors to assist in carrying out its responsibilities and has periodically done so. Prior to 2007, the Compensation Committee had not retained compensation consultants to assist in creating or administering Epicor’s compensation policies for its executives. However, to assist management and the Compensation Committee, including in assessing and determining competitive compensation packages, beginning in 2007 and continuing through 2010, the Compensation Committee retained an outside consulting firm, Meyercord & Associates (“Meyercord”) specializing in executive compensation. Meyercord assisted the Compensation Committee in 2010 by updating an annual benchmark review of our executive compensation against a Committee defined Peer Group as discussed in more detail below. During 2009, Meyercord also assisted the Compensation Committee by providing industry Compensation analysis related to the Company’s then ongoing CFO search. Meyercord has not provided any other services to Epicor and has received no compensation other than with respect to the services provided to the Compensation Committee. Meyercord reports directly to the Compensation Committee and, while in conducting its assignments may contact and communicate with the Company’s management, Meyercord does not perform any services for management. Based on the above, the Compensation Committee believes that Meyercord has retained its independence from the Company. Additionally, in 2010, the total fees paid to Meyercord for services rendered were significantly less than the $120,000 threshold requiring any further examination of Meyercord’s independence under Item 407(e) of Reg. S-K.

The Compensation Committee also meets periodically by invitation with Epicor’s Chief Executive Officer (CEO) and/or other company executives such as the Chief Financial Officer (CFO), Principal Accounting Officer (PAO) and vice president (VP) of human resources (HR) to obtain information and/or recommendations with respect to Company compensation programs, practices and packages for executives and other employees, including base salaries, bonus targets and equity compensation. The Compensation Committee also holds independent executive sessions at each of its meetings, which are not attended by any members of management or non-independent directors. The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive and non-executive compensation. The Compensation Committee weighs such management recommendations against the information from independent sources, such as compensation surveys, Meyercord and other available resources, prior to making any final determinations.

The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of the Company’s officers, including its named executive officers, but may, if it chooses, delegate its responsibilities to subcommittees. For example, from 2009 to the present, the Compensation Committee delegated to the Company’s Chairman and CEO, L. George Klaus, the authority to grant long-term incentive awards to employees below the level of executive vice president pursuant to Equity Granting guidelines set by the Compensation Committee. The Compensation Committee has also authorized the Company’s CEO to make salary adjustments and short-term incentive (bonus) decisions for employees other than executive officers pursuant to guidelines approved by the Compensation Committee. The Compensation Committee has not delegated any of its authority with respect to executive officer compensation, and the Compensation Committee makes all determinations regarding executive officer compensation.

Benchmarking of Cash and Equity Compensation

The Compensation Committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the high technology industry. In early 2010, the Compensation Committee commissioned an update to its previous benchmarking study conducted by Meyercord in 2009. At the Compensation Committee’s request, Meyercord compiled, reviewed and compared the recent cash and equity compensation practices of a number of publicly and privately held companies each in the high technology industry with emphasis on software companies (the “Peer Group”) with the existing compensation program for the Company’s Executives. These companies were chosen for inclusion in the study based on certain business characteristics similar to ours, including technology offerings, revenues, stage of development, employee headcount and market capitalization. In addition to benchmarking studies, the Compensation Committee has historically taken into account input from other sources, including input from other independent members of the Company’s Board of Directors and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry. While the Compensation Committee believes benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, the Compensation Committee believes that gathering this information is an important part of its compensation-related decision-making process. In the fourth quarter of 2010 and continuing into the first quarter of 2011, the Compensation Committee commissioned a review and update to the benchmarking study previously conducted by Meyercord in early 2010.

2010 Peer Group

In making its compensation decisions, the Compensation Committee has historically benchmarked its salary, long term equity and non-equity target incentive levels and practices, as well as its performance results, in relation to other comparable software industry companies and technology companies of comparable size and performance in terms of revenue, market capitalization, number of employees, earnings per share and other similar factors. This Peer Group of publicly and privately-held companies generally have comparable annual revenues to that of the Company, although as noted below a few companies included in the group have revenues outside of this range, but are included for other reasons. The Peer Group is annually reviewed and updated by the Compensation Committee and includes companies against which the Compensation Committee believes the company competes for executive talent. Such Peer Group data is gathered with respect to base salary, bonus targets and all equity awards (including stock options, performance shares, restricted stock and long-term, cash-based awards). It does not generally include deferred compensation benefits or generally available benefits, such as 401(k) plans or health care coverage.

For its 2010 compensation analysis begun in late 2009, the Compensation Committee in consultation with Meyercord conducted an extensive review of the Peer Group. The 2010 Peer Group included the following 12 companies listed below:

Ariba, Inc.

Blackbaud, Inc.

Blackboard

JDA Software Group

ACI Worldwide

Ansys, Inc.

Informatica Corp.

MicroStrategy, Inc.

Progress Software Corp.

Rovi Corp.

Solera Holdings

Websense, Inc.

Additionally, and in order to provide the Compensation Committee with a more complete representation of current software industry competitors of comparable size and performance and with whom the Company competes for qualified executives, the Compensation Committee for 2010 also collected and considered data from the additional 8 companies listed below:

Deltek, Inc.

Lawson Software, Inc.

Manhattan Associates, Inc.

Micros Systems, Inc.

QAD, Inc.

Taleo Corp.

Tyler Technologies

Ultimate Software Group

2011 Peer Group

For its 2011 compensation analysis begun in late 2010, the Compensation Committee in consultation with Meyercord conducted a review of the 2010 Peer Group and redefined its Peer Group to include those companies in the same Software and Services industrial classification as the Company with 2010 annual revenues comparable to that of the Company. The 2011 Peer Group included the following 12 companies:

Lawson Software, Inc.

Ariba, Inc.

Blackbaud, Inc.

Blackboard

JDA Software Group

ACI Worldwide

Ansys, Inc.

Informatica Corp

MicroStrategy, Inc.

Progress Software Corp.

Solera Holdings

Tyler Technologies

In order to provide the Compensation Committee with a more complete representation of current software industry competitors of comparable size and performance and with whom the Company competes for qualified executives, the Compensation Committee for 2010 also collected and considered data from the additional 6 companies listed below:

Deltek, Inc.

Manhattan Associates, Inc.

Micros Systems, Inc.

QAD, Inc.

Taleo Corp.

Ultimate Software Group

2010 Executive Compensation Decisions

In 2010, total direct compensation for executives, which consisted of base salary, annual equity incentives bonuses and long-term equity incentives, was targeted to be at the 50th percentile of the Peer Group for median level performance, with the compensation and incentive programs providing for compensation up to the 75th percentile of the Peer Group for superior company performance. Actual compensation can be above or below the targeted range due to such factors as Company performance and individual considerations. Additionally, for any one individual, one or more compensation elements (base salary, annual short-term or long-term equity compensation) could be above the 75th or below the 50th percentile due to a variety of Company and individual factors. If any one element were dramatically outside of that range, the other elements would be adjusted accordingly in order to align the individual’s total compensation with the Company’s stated principals and compensation philosophy. Total equity incentive compensation is designed to comprise approximately one-half to two-thirds of total compensation with an emphasis on longer-term equity incentives designed to motivate management to generate successful results for the Company over the long term. These incentives are awarded in equity to create ownership interests in management and to better align the interests of management with the interests of stockholders.

The above policies guide the Compensation Committee in assessing the proper allocation between cash compensation along with short and long term equity compensation. Based in large part upon the foregoing compensation objectives, the Compensation Committee has designed the Company’s annual and long-term incentive-based equity executive compensation to both incentivize its executives to achieve the business goals set by the Company and to reward them for attaining these goals.

Although objective factors, such as Company performance and competitive market data based on the Peer Group, are the primary factors used by the Compensation Committee in setting compensation levels, more subjective individual considerations also influence the Compensation Committee’s decisions. For example, the Compensation Committee takes into account individual job performance, level of experience, retention issues and an executive’s anticipated ability to impact future results for the Company. For each named executive officer other than the Chief Executive Officer, the Compensation Committee receives information on such individual considerations from the Chief Executive Officer. The Chief Executive Officer discusses his evaluation of the named executive officers with the Compensation Committee and recommends compensation levels for such officers. In preparing that recommendation, the Chief Executive Officer assesses the performance of each named executive officer based upon his day-to-day interactions with such persons throughout the year. The Chief Executive Officer discusses any retention issues or concerns at this time as well. The Compensation Committee takes the Chief Executive Officer’s recommendations into account, along with competitive market data and Company performance, when setting compensation levels.

Except as described above, the Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between short and long-term and cash and non-cash compensation, or among different forms of compensation. This is due in part to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive. However, utilizing these broad goals, the Compensation Committee expects that, over the long term, the Company will be able to attract and retain top executive talent while continuing to generate stockholder returns in excess of the average of its peer group. In fiscal 2010, the Compensation Committee granted a majority of total compensation to its executive officers in the form of performance based cash and annual and longer term equity incentive compensation.

2010 Executive Compensation Elements

For the fiscal year ended December 31, 2010, the primary components of compensation for the Company’s executive officers were:

base salary;

annual performance-based equity incentive awards through our Management Incentive Plan;

longer-term performance based equity incentive awards, including through our Performance Based Restricted Stock Program;

deferred compensation and other retirement benefits and

executive perquisites and generally available benefit programs.

Each of these elements is considered to be necessary to meet one or more of the primary objectives of the Company’s compensation policy. For instance, base salary levels are set with the intent of attracting employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform. Our annual performance-based equity incentive awards and long-term equity incentive awards are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent over the longer term. Epicor believes that these elements of compensation have proven effective, and will continue to be effective in assisting the Company to achieve the objectives of its compensation program.

The Compensation Committee reviews each compensation program on an annual basis, including each of the above elements, other than deferred compensation and retirement benefits, which are reviewed from time to time to ensure that benefit levels remain competitive but are not included in the annual determination of an executive’s compensation package. In setting compensation levels for a particular executive, the Compensation Committee takes into consideration the proposed compensation package as a whole and each element individually along with the individual executive’s past and expected performance and future contributions to our business.

Base Salary

Base salaries for our executives are generally established based on the scope of their responsibilities, historical pay levels, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries (50th percentile) of individuals in comparable positions and markets, including amongst the Peer Group. Even if subject to employment agreements, base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review historically begins in the fourth quarter of each fiscal year and concludes in the first quarter of each fiscal year.

Chief Executive Officer George Klaus’ 2010 Salary

Our current 2009 Management Retention Agreement with our Chairman, President and CEO, Mr. Klaus, as amended on June 21, 2010, provides for a set base salary of $736,403 per year in each of 2010 and 2011. Mr. Klaus’ annual base salary was arrived at following the Compensation Committee’s consultation with the Company’s compensation consultant Meyercord, and after deliberation and analysis of the data and peer group information provided by Meyercord. Additionally, Mr. Klaus had a prior 12 year history as the Company’s CEO and President and such historical salary data played a significant role in establishing his salary for 2010 and 2011 under his Management Retention Agreement. The annual base salary for Mr. Klaus was considered competitive and in accordance with the Company’s desired compensation objectives. On February 10, 2011, Mr. Klaus’ Agreement with the company was amended to extend the term of his tenure with the Company through 2012. As part of the amendment, Mr. Klaus existing salary was retained for 2012 at $736,403.

Chief Financial Officer Michael Pietrini’s 2010 Salary

In April 2009, the Company entered into a Management Retention Agreement with Mr. Pietrini upon his assuming the role of CFO and executive vice president, which provided for a 2009 annual base salary of $340,000. On January 22, 2010, the Compensation Committee approved increasing Mr. Pietrini’s base salary for 2010 to $400,000 per year. Mr. Pietrini’s 2009 and 2010 annual base salaries were arrived at following the Compensation Committee’s consultation with the Company’s compensation consultant Meyercord, and after analysis of the competitive data and peer group information provided by Meyercord. Such annual base salary for Mr. Pietrini was considered competitive and in accordance with the Company’s desired compensation objectives.

Principal Accounting Officer/Controller Russell Clark’s 2010 Salary

In January 2010, Mr. Clark’s base salary was increased to $262,500 from his $250,000 base salary in 2009. The Compensation Committee approved this compensation level for Mr. Clark in order to maintain Mr. Clark’s salary in conformance with market data from the Peer Group, as well as to retain him and maintain his salary with the Committee’s stated compensation objectives for Company executives. Mr. Clark, who had served as the Company’s senior vice president, finance and Company Principal Accounting Officer since May 15, 2008, was seen as having played a critical role to the Company during 2009 following the departure of the Company’s former CFO, Michael Piraino. Additionally, and with the retention of Mr. Pietrini in 2009, Mr. Clark was seen as being important to the ongoing success of the Company in 2009 and 2010. Mr. Clark’s 2010 annual base salary was considered competitive and in accordance with the Company’s desired compensation objectives.

Annual Performance Based Incentive Program

Historically, and through 2009, the Company maintained two forms of annual performance based incentive programs for its executives and other officers and managers in the Company. These two programs included (i) an annual performance-based non equity (cash) incentive award known as the Management Bonus Program (“MBP”) and (ii) a long-term performance based equity incentive award program known as the Performance Based Restricted Stock Program (“PBRSP”). The Company’s annual incentive programs for executive officers and other officers and managers of the Company are designed and intended to reflect the Compensation Committee’s belief that a significant portion of the compensation of each executive officer and management in general should be contingent upon the Company’s performance and aligned with the return received by Company shareholders in any given year. The annual targets for the Company’s Performance Incentive Programs are determined through the Company’s annual planning process in connection with the development of the Company’s yearly Operating Plan.

As discussed below in more detail, in January 2010, the Company’s Board of Directors approved replacing the Company’s previous cash based MBP with a new restricted stock-based Management Incentive Program (“MIP”).

2010 Operating Plan and Performance Measures

The Company’s annual planning and budgeting process typically begins in October before the beginning of the next fiscal year and culminates in the creation and approval by the Board of the Company’s Operating Plan for that next fiscal year. The performance measures and targets for the company’s 2010 performance based MIP and PBRSP were also determined through such annual planning process and ultimately were derived based in large part upon the Company’s Operating Plan for the next year.

The Company’s 2010 fiscal year operating plan was developed at the end of 2009 and the beginning of 2010 by the Board of Directors of the Company and CEO George Klaus (the “Operating Plan”). The Operating Plan was developed on the basis of several factors including (i) the Company’s performance for the prior 2009 fiscal year, (ii) estimates of software and hardware sales and services revenue for the 2010 plan year based upon recent market conditions, expected economic and market trends and competition and other factors that, based on historical experience, were expected to affect the level of sales and services that could be achieved, (iii) historical operating costs and cost savings that management believed could be realized, (iv) competitive conditions faced by the Company and (v) anticipated incremental expenditures over prior fiscal years. Based upon this Operating Plan and the assumptions underlying it, as well as consideration of the past and anticipated performance of its Peer Group competitors, the Compensation Committee determined and set aggressive annual Revenue and EBITDA targets for the Company’s 2010 MIP and PBRSP. The Compensation Committee believed that achievement of these goals would require significant effort by the Company’s officers and be difficult to achieve.

For the 2010 fiscal year, the Company set the following On Target (“OTE”) Revenue and EBITDA Performance targets:

2010 Performance Incentive Targets

Revenue (OTE) - $423 million

EBITDA (OTE) - $62.5 million

Revenue and EBITDA targets are both performance measures that were approved by the Company’s shareholders in approving both the original 2007 Stock Incentive Program and the subsequent June 2009 amendment to the 2007 Plan. The Compensation Committee believes that utilizing Company Revenue and EBITDA as performance measures in its equity incentive programs serves to align the interests of the executives and other incentive program participants with both Company performance and shareholder interests. Additionally, both measures provide the executives with incentives to achieve favorable current results, while also producing long-term growth for the Company.

As in prior years, the specific 2010 EBITDA and Revenue performance targets were considered rigorous and set sufficiently high, including compared to the prior year) to require superior performance and were judged to be difficult to achieve. Reflecting the level of difficulty of these historical targets, the maximum MBP/MIP award (for Revenue only) was achieved only once in the past five years and the maximum award has never been achieved for the PBRSP.

The MIP and PBRSP programs are equal legs of the Company’s non-cash incentive programs for its management and executive teams. In some instances a member of the management team may participate in the MIP but not the PBRSP and in other instances, a member of the management team may participate in the PBRSP but not the MIP. Each determination is made individually depending on the employees seniority and level of compensation as well as whether or not the management member participates in other company compensation programs. For example, sales executives are often compensated through their Sales Commission Plan and may not necessarily participate in the MIP. In light of this fact, both the MIP and PBRSP each use similar Revenue and EBITDA performance measures in order to avoid concerns and risks that in any given performance year, the participants under one plan would be rewarded under their plan’s measures while participants under the other plan might be discriminated against based on the underperformance of their plan’s particular achievement target measure. However, in order to avoid concerns that management and officer employees participating in both the MIP and PBRSP programs are being compensated twice for the same performance, the combined potential awards to executives under each of the two programs are considered individually and collectively by the Compensation Committee and its consultant Meyercord each year. Such awards are made and approved only after ensuring that expected combined total annual cash and equity incentive awards fall within the Compensation Committee’s stated principals and compensation philosophy of targeting executive compensation to be at the 50th percentile of the Peer Group for median level performance with the programs providing for increasing compensation up to the 75th percentile of the peer group for superior company performance.

For 2010, the Compensation Committee approved EBITDA and Revenue threshold, On Target (“OTE”), and maximum targets based on the following dollar values and percentages:

2010 PERFORMANCE INCENTIVE

PROGRAM TARGETS

	Revenue ($ ,000)	EBITDA ($ ,000)	Percentage Achievement
Maximum Award	444,150	65,525	105%
Target (ote) Award	423,000	62,500	100%
Threshold Award	338,400	50,000	80%

For the 2010 fiscal year, the Company achieved the following Revenue and EBITDA levels:

2010 PERFORMANCE INCENTIVE

PROGRAM ACTUAL RESULTS

2010 Revenue - $440,283 million

2010 EBITDA - $ 54,405 million

2010 Management Incentive Program (“MIP”)

Historically, the Compensation Committee established the annual Management Bonus Plan (“MBP”) to promote the achievement of Company financial performance objectives based on various financial targets. In years prior to and including 2009, the MBP was an annual cash incentive program. In January of 2010, the Company’s Board of Directors approved replacing the Company’s cash based MBP with a new restricted stock-based Management Incentive Program (“MIP”).

The MIP operates similarly in almost every respect as the former MBP with the primary exception being that awards to executives for Company performance under the MIP are made in restricted stock grants, not cash. The Compensation Committee based its decision to change the cash based MBP to the restricted stock-based MIP upon several factors, first and foremost of which was that awards of performance-based restricted stock are believed to better align the executive’s and management’s interests with those of the Company’s shareholders. Shareholder returns are subject not only to the performance of the Company itself, but also to the general performance of the economy and the markets in general. Awards of Company based restricted stock as compared to cash not only align the compensation of the executives to the performance of the Company but also expose such awards and compensation to the same market risks borne by its shareholders. Additionally, stock compensation as opposed to cash compensation under the MIP while nominally dilutive serves to preserve the Company’s cash through these continuing severe economic times.

As a result of the MIP, the proportion of each executive’s total compensation that is represented by incentive based income may increase in those years in which the Company’s performance and profitability increases. The MIP is intended to motivate and reward executive officers and other participants by directly linking the amount of any incentive bonus to specific company-based performance targets. The Compensation Committee evaluates the Company’s performance, as well as that of its executive officers, and approves a bonus percentage of the individual’s base salary based upon the results of its evaluation after the end of each fiscal year. To help achieve Epicor’s goal of retaining key talent, payouts under the MIP are not earned on a partial year basis, but rather an executive must remain employed for the entire fiscal year in order to be eligible under the MIP for that fiscal year.

The Compensation Committee uses an adjusted EBITDA measure along with Revenue as targets under the MIP. The adjusted EBITDA measure excludes foreign currency, restructuring charges and in process research and development. The Compensation Committee believes that adjusted EBITDA better facilitates comparisons of the Company’s operating performance from period to period by enhancing the understanding of our operating results from period to period and in comparing performance with Peer Group competitors.

Adjusted EBITDA is believed to be a useful tool given the significant variation that can result from such factors as the timing of capital expenditures and the amount of intangible assets recorded, foreign currency exchange risk and such other “non-operating” results. Under the terms of the MIP, each of the two targets (Adjusted EBITDA and Revenue) are equally weighted at 50% of each executives potential plan payout and each goal operates independently of the other in terms of calculating payouts under the MIP. Target MIP opportunities are established as a percentage of base salary. MIP amounts for fiscal 2010 were intended to provide total compensation for executives at the 50th percentile for executives in comparable positions and markets in the Peer Group when target performance is achieved and from the 50th percentile to 75th percentile when superior financial and operational results are achieved by the Company. If the target levels for one or both of the performance goals are not achieved, executives will earn less or no awards under the MIP.

Under the 2010 MIP, the Company was required to achieve at least 80% of the respective adjusted EBITDA or revenue targets in order for executives to begin to earn a stock award under the plan. If the Company achieves 80.1% or more of either the adjusted EBITDA or revenue targets, an eligible executive will receive a stock award under the MIP, which stock award amount increases as the actual adjusted EBITDA and/or revenue results for the Company increase. If the adjusted EBITDA and revenue targets are both achieved, the MIP pays out at 100% of the On Target (OTE) award amount. If the Company performance exceeds the Adjusted EBITDA and Revenue targets, participants in the plan receive stock award amounts greater than their target bonuses. The MIP is designed such that as actual above target adjusted EBITDA and revenue increases as a percentage of the targets, restricted stock awards as a percentage of target amounts increase by a greater percentage. However, the stock award opportunity for any executive in any one year is capped at 150% of their targeted stock award amount under the MIP.

Under the 2010 MIP, Company executives and other participants were awarded performance based restricted stock grants in amounts determined by the Compensation Committee following consultation with its outside consultant Meyercord. Similar to the 2010 MIP, the performance targets under the 2011 MIP are based upon Adjusted EBITDA and Revenue, and the amounts of the awards to each executive are based upon a percentage of the specific executive’s base salary, with an additional element of the award being made in recognition of the additional market risk associated with stock awards versus cash.

Under the 2010 MIP, restricted stock awards to executives were calculated as follows: Mr. Klaus’ target MIP award for his position as the Company’s Chief Executive Officer and President was based upon 70% of his base salary for fiscal year 2010 pursuant to the terms of his Management Retention Agreement. Similarly, Mr. Pietrini’s target MIP stock award for his position as the Company’s Chief Financial Officer and executive vice-president was based upon 50% of his base salary for fiscal year 2010 pursuant to the terms of his Management Retention Agreement. Mr. Clark’s target MIP award for his position as the Company’s Principal Accounting Officer and sr. vice-president was based upon 50% of his base salary for fiscal year 2010.

Specific minimum, target and maximum restricted stock awards payable to our current executive officers under the Management Incentive Program for fiscal 2010 were:

Named Executive Officer	Minimum Stock Award under 2010 MIP(1)	Target Stock Award under 2010 MIP(1)	Maximum Stock Award under 2010 MIP(1)
Mr. Klaus	0	76,108	114,157
Mr. Clark	0	19,377	29,066
Mr. Pietrini	0	29,529	44,291

(1)	Amounts listed reflect number of shares of stock to be awarded.

2010 Management Incentive Awards

In 2010, Mr. Klaus’ target bonus was 70% of his base salary, the target bonus for Mr. Pietrini was 50% of his base salary and the target bonus for Mr. Clark was set at 50% of his base salary. Thus, under the formula approved by the Compensation Committee, the fiscal 2010 potential restricted stock award for Mr. Klaus under the MIP ranged from zero shares to a maximum of 114,157 shares. For Mr. Pietrini, the range for his fiscal 2010 potential stock award under the 2010 MIP was from zero to a maximum of 44,291 shares and for Mr. Clark, the range for his fiscal 2010 potential stock award was from zero to a maximum of 29,066 shares of stock. In 2010, our named executive officers received 140.9% of their target shares based on Revenue achievement of $440,283 and received 87.0% of their target shares based on EBITDA achievement of $54,405. These achievements resulted in a combined payout to the Executives under the 2010 MIP of approximately 104% of their respective target restricted stock awards under the MIP. Actual stock awards earned and paid out to our named executive officers under the 2010 MIP were:

Named Executive Officer	2010 MIP Shares Received
Mr. Klaus	79,332
Mr. Clark	20,199
Mr. Pietrini	30,779

2011 Management Incentive Program

In February of 2011, the Company’s Board of Directors approved the Company’s 2011 Management Incentive Program (“MIP”). The 2011 MIP operates similarly in almost every respect as the 2010 MIP.

Under the 2011 MIP, Company executives and other participants were awarded performance based restricted stock grants in amounts determined by the Compensation Committee following consultation with its outside consultant Meyercord. Similar to the 2010 MIP, the performance targets under the 2011 MIP are based upon Adjusted EBITDA and Revenue, and the amounts of the awards to each executive are based upon a percentage of the specific executive’s base salary, with an additional element of the award being made in recognition of the additional market risk associated with stock awards versus cash.

Under the 2011 MIP, restricted stock awards to executives were calculated as follows: Mr. Klaus’ target MIP award for his position as the Company’s Chief Executive Officer and President was based upon 70% of his base salary for fiscal year 2011 pursuant to the terms of his Management Retention Agreement. Similarly, Mr. Pietrini’s target 2011 MIP stock award for his position as the Company’s Chief Financial Officer and executive vice-president was based upon 50% of his base salary for fiscal year 2011 pursuant to the terms of his Management Retention Agreement. Finally, Mr. Clark’s 2011 target MIP award for his position as the Company’s Principal Accounting Officer and sr. vice-president was based upon 50% of his base salary for fiscal year 2011.

Specific minimum, target and maximum restricted stock awards payable to our current executive officers under the Management Incentive Program for fiscal 2011 are:

Named Executive Officer	Minimum Stock Award under 2011 MIP(1)	Target Stock Award under 2011 MIP	Maximum Stock Award under 2011 MIP
Mr. Klaus	0	57,418	57,418
Mr. Clark	0	15,058	15,058
Mr. Pietrini	0	22,946	22,946

(1)	Amounts listed reflect number of shares of stock to be awarded.

Long-Term Non-Performance Incentive Equity Compensation

Historically, Epicor has also provided long-term incentive compensation to its executive officers through awards of stock options and restricted stock that generally vest over multiple years. Epicor’s long-term compensation program is intended to align the interests of our officers with those of our stockholders by creating an incentive for our officers to maximize stockholder value, including through increased stock price. The equity compensation program utilizes vesting periods designed to encourage our officers to remain employed with Epicor despite an increasingly competitive labor market.

As indicated above, in 2010, Epicor targeted the value of its annual equity awards to its executives, in conjunction with salaries and non-equity incentive compensation to be at the 50th percentile for executives in comparable positions and markets in the Peer Group when median performance is achieved and from the 50th percentile to 75th percentile when superior financial and operational results are achieved by the Company. For 2011, the Compensation Committee continued similar targets. The Compensation Committee considers each equity award individually and subjectively at the time of the grant, reviewing factors such as the performance of the executive officer from year to year, as well as historically, the anticipated future contribution toward the attainment of our long term strategic performance goals and the number of other equity awards held by each executive officer at the time of the new grant. Other factors in determining individual equity awards include including length of term with the Company, level of responsibility, skills and experience and other compensation awards or arrangements.

Equity-based incentives are granted to our officers under Epicor’s stockholder-approved stock incentive plans. Historically, the Compensation Committee has granted equity awards at its scheduled meetings or by unanimous written consent. Grants approved during scheduled meetings become effective and are priced as of the date of approval or a designated date in the future (for example, promotion or new hire grants are effective as of the later of the date of approval or the respective promotion or start date). Grants approved by unanimous written consent become effective and are priced as of the date the last signature is obtained or as of a designated future date indicated in the consent. Historically, stock option grants have a per share exercise price equal to the fair market value of Epicor’s common stock on the grant date. The Compensation Committee has not historically timed, nor does it intend in the future to time, the granting of equity compensation awards to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of Epicor common stock, such as a significant positive or negative earnings announcement. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates. Also, because equity compensation awards have historically vested over a longer period of time of up to three or four years, the value to recipients of any immediate increase in the price of Epicor’s stock following a grant is expected to be attenuated.

In fiscal 2010, the Compensation Committee granted to the Executive Officers the following restricted stock grants that vest over time and are not subject to performance based vesting criteria:

Named Executive Officer	2010 Time Based Grant	2010 Option Grant
Mr. Klaus	150,000	—
Mr. Clark	—	—
Mr. Pietrini	—	—

(1)	Time based restricted stock grant dated June 21, 2010, and granted pursuant to an amendment to Mr. Klaus 2009 Management Retention Agreement. Grant vests quarterly in 2011 with final vesting on December 31, 2011.

Performance Based Restricted Stock Program (“PBRSP”)

Beginning in 2006, with the advent of FAS 123R (now FASB ASC Topic 718) requiring the Company to expense the cost of unvested stock options, the Compensation Committee curtailed the granting of options and increased the granting of shares of restricted common stock. Restricted stock not only results in decreased expense to the Company under FASB ASC Topic 718, thus maximizing stockholder value compared to options, but also provides a more predictable value to employees than stock options and therefore are efficient tools in retaining and motivating employees, while also serving as an incentive to increase the value of Epicor’s stock. Shares of restricted stock are also believed to be efficient with respect to the use of our equity plan share reserves because relatively fewer restricted shares are needed to provide a retention and incentive value similar to stock options.

In order to continue to attract and retain highly skilled employees, the Compensation Committee approved changes to Epicor’s equity compensation program beginning in fiscal 2006 that were designed to reward Epicor’s employees for their hard work and commitment to the long-term success and growth of Epicor. Specifically, beginning in fiscal 2006, the Company, with review and approval by the Compensation Committee, implemented its Performance Based Restricted Stock Program (the “PBRSP”) which it continued through 2010. Although each PBRSP performance year is only a one year program in and of itself, the Compensation Committee has historically maintained a two to three year horizon on the PBRSP such that at any one point in time, participants in the PBRSP have been awarded and thus have an interest in restricted stock which may be earned based on the performance of the Company two to three years in the future. So, for example, in 2006, when the PBRSP was implemented, grants were made for the 2006, 2007 and 2008 performance years. In February 2008, the Compensation Committee approved continuing the PBRSP through 2009, and made awards accordingly for the 2009 performance year and then again, in December 2008, the Compensation Committee approved continuing the PBRSP through 2010 with corresponding awards being made. In January 2010, the Compensation Committee approved continuing the PBRSP through 2011. The 2011 PBRSP grants to executives were made at each individual participant’s then existing stock grant levels under the 2010 PBRSP. In continuing the PBRSP program into future performance years such as agreeing in early 2010 to continue the program through 2011 as well as agreeing in February 2011 to continue the PBRSP through 2012, the Compensation Committee believes the PBRSP takes on a long term horizon and provides a long term incentive to the executives as well as other PBRSP participants. Such long term incentive not only assists in retaining executives and other participants, but also better aligns the long term interest of the participants with that of the Company’s shareholders.

The terms of the PBRSP provide for the grant of a right to purchase a number of shares of Company common stock subject to a vesting schedule. The recipients vest in the restricted stock, or a portion thereof, depending upon achievement of targets with respect to the Company’s Revenue and Adjusted EBITDA for each of the performance years. For 2007, recipients were required to pay a purchase price per share equal to the par value of Company common stock ($0.001). However, beginning in 2008 and continuing through 2010, as well as for the 2011 and recently approved 2012 grants, payment of such amounts were considered made as part of past or current services rendered by each participant. The recipient must also make satisfactory arrangements to cover applicable tax withholdings, which may include, in the plan administrator’s sole discretion, cash, withholding a portion of the shares subject to the grant, delivering already vested and owned shares of restricted stock or selling a sufficient number of Company shares otherwise deliverable to the recipient through such means as the Company may determine in its sole discretion.

Shares of restricted stock are held in escrow and the Company’s reacquisition right does not lapse until vesting, which is following determination at the end of each performance year as to the Company’s performance as measured against each PBRSP performance year. Shares that have not vested upon the employee’s termination of service with the Company will be forfeited and automatically transferred to and reacquired by the Company. In addition, shares of restricted stock that do not vest as a result of the Company’s failure to achieve with respect to Revenue and Adjusted EBITDA targets will be forfeited and automatically transferred to and reacquired by the Company.

Epicor and the Compensation Committee believe that granting its executive officers performance-based awards under the PBRSP demonstrates our commitment to using our equity compensation program wisely and to match executive pay to actual performance. The Compensation Committee approved these grants only after extensive deliberation and analysis of data and other information provided by independent compensation consultants such as Meyercord and by Company management. Due in part to the longer term horizon of the PBRSP and the fact that the grants may include additional future performance years, many of these grants are larger than the one year grants that the Compensation Committee had approved in prior years as part of Epicor’s regular long term incentive program. However, the Compensation Committee determined that making the grants was appropriate to help retain our key employees at an important time for Epicor. Specifically, the Company through 2007 and continuing into 2008, was experiencing tremendous growth both organically and from its acquisition activities, and thus, the retention and continued motivation of such key employees who were seen as critical to the continued success and growth of the Company became of paramount importance.

Under the 2010 PBRSP, the Company was required to achieve threshold revenues of at least 80% of the Revenue Target and achieve Adjusted EBITDA of 14.78% of such threshold revenues in order for executives to begin to accrue shares under the PBRSP. If the Company achieved the minimum of either the Adjusted EBITDA or Revenue targets, which were each equally and independently weighted at 50% of each executives potential Restricted Stock grants, an executive received some amount of shares, which share amount increased as the actual adjusted EBITDA and Revenue results for the Company increased. That is, failure to achieve target levels on one of the performance goals did not impact the number of shares received for achievement of the target levels on the other performance goal. If either the Adjusted EBITDA or Revenue targets were achieved, the 2010 PBRSP provided that the participants received up to 100% of the target shares amount which equated to two thirds of the total yearly grant to the recipient. If the Company’s performance exceeded the Adjusted EBITDA and revenue targets, participants in the plan received amounts greater than their two thirds targeted amounts up to 100% of the shares granted in any one year. In order to vest in the maximum number of shares awarded, the Company’s performance must have exceeded the targets in each of the Revenue and Adjusted EBITDA categories. The number of shares was reduced significantly for each percentage decline in revenue or Adjusted EBITDA. The Compensation Committee believed that achievement of these goals required significant effort by the executives. Moreover, the executive must have remained an employee of Epicor through the end of the 2010 fiscal year in order for all of the shares to vest. The maximum yearly share grant to any executive was capped at the total amount granted any recipient in any one year. The 2011 PBRSP operates identically in all material respects to the 2010 PBRSP.

For fiscal 2010, the Compensation Committee considered Mr. Klaus’ recommendations with respect to performance shares for the PBRSP participants. Mr. Klaus recommended share amounts in fiscal 2010, which were designed to maintain alignment of such grants with the Compensation Committee’s compensation goals of providing total compensation for executives at the 50th percentile for executives in comparable positions and markets in the Peer Group when target performance is achieved and up to the 75th percentile when outstanding financial and operational results are achieved. Specifically, Mr. Pietrini’s annual maximum PBRSP Award was increased by 12,000 from 48,000 to

60,000 shares per performance year and Mr. Clark’s annual maximum PBRSP Award was increased by 4,500 from 28,500 to 33,000 shares per performance year. Thus, under the PBRSP formula approved by the Compensation Committee, the possible grants to the executives for 2010 were as follows:

Named Executive Officer	Min. Shares	Threshold	Target	Maximum
Mr. Klaus	0	66,665	133,333	200,000
Mr. Clark	0	11,000	22,000	33,000
Mr. Pietrini	0	20,000	40,000	60,000

In 2010, our named executive officers received 140.9% of their target shares based on Revenue achievement of $440.3 million and received 87.0% of their target shares based on EBITDA achievement of $ 54.4 million. These achievements resulted in a combined payout to the Executives under the 2010 PBRSP of approximately 104% of their respective target restricted stock awards under the MIP. Specifically our named executive officers under the PBRSP received the following shares:

Named Executive Officer	2010 Restricted Shares Received
Mr. Klaus	138,987
Mr. Clark	22,933
Mr. Pietrini	41,696

For fiscal 2011 and fiscal 2012 (as approved in February 2011), under the terms of the PBRSP, the performance shares granted to the executives will again vest only upon the achievement of the targeted levels of Revenue and Adjusted EBITDA during each year. Specifically our current executive officers under the PBRSP received the following restricted shares for fiscal 2011 and 2012:

Named Executive Officer	2011 PBRS Restricted Shares Received(4)	2012 PBRS Restricted Shares Received(4)(5)
Mr. Klaus (1)	200,000	133,000
Mr. Pietrini (2)	60,000	40,000
Mr. Clark (3)	33,000	22,000

(1)	PBRSP Shares granted to Mr. Klaus pursuant to his Management Retention Agreement.
(2)	PBRSP Shares granted to Mr. Pietrini pursuant to his Management Retention Agreement and resolution of the Compensation Committee.
(3)	PBRSP Shares granted to Mr. Clark pursuant to resolution of the Compensation Committee.
(4)	The Company’s Board of Directors extended the PBRS plan into 2012 in January of 2011.
(5)	For the 2012 PBRSP, the Company’s Board of Directors only granted the awards up to the on target levels (OTE) and did not award an overachievement (max) level due to a lack of shares in the company’s 2007 Stock Incentive Plan. The numbers in this column reflect grants under the 2012 PBRS at the OTE levels only.

Deferred Compensation Plan

In December 2004, the Board adopted the Epicor Software Deferred Compensation Plan (the “EDCP”). The EDCP provides selected officers and senior managers of the Company with the opportunity to enter into agreements to defer the receipt of up to seventy percent of future cash compensation from base salary and up to one hundred percent of future cash compensation from bonus awards and/or commissions. In addition, the EDCP gives the Company discretion to award additional employer contributions to participants at the Company’s discretion. The EDCP is offered to higher level employees in order to allow them to defer more compensation than they would otherwise be permitted to defer under a tax-qualified retirement plan, such as our Epicor 401K plan (the “401(k) Plan”). Further, Epicor offers the EDCP as a competitive practice to enable it to attract and retain top talent. The plan year for the EDCP is the calendar year. The Company has the authority to amend, modify or terminate the EDCP; provided no such amendment shall reduce amounts allocated to participant’s EDCP accounts.

While retaining the right to do so, Epicor has not to date made any matching or other employer contributions to the EDCP. The EDCP is evaluated for competitiveness in the marketplace from time to time, but the level of benefits provided is not typically taken into account in determining an executive’s overall compensation package for a particular year due to its conservative nature. In 2010, none of our named executive officers participated in this plan.

At the time of making the deferral election, the participant in the EDCP designates the types of investment funds in which the participant’s account will be deemed to be invested for purposes of determining the amount of earnings and losses to be credited to that account. The Company does not have any responsibility for and does not participate in any individual EDCP participant’s designation or decisions as to how and where to invest their account. Although the participant in the EDCP may designate the type of investments, the administrator of the EDCP is not bound by such designation. The administrator selects from time to time, in its sole and absolute discretion, commercially available investments of each of the types communicated by the administrator to the participant pursuant to EDCP. The interest rate of each such commercially available investment fund is used to determine the amount of earnings or losses to be credited to each participant’s account under the EDCP.

Distributions under the EDCP are subject to certain restrictions, which vary depending on the circumstances of each participant, including the amount in the participant’s account, whether the participant is a key employee as defined under the EDCP, whether the participant has retired from the Company, whether the participant has terminated employment with the Company not due to retirement, whether the participant has elected a scheduled withdrawal date, whether the participant has suffered death or disability or whether a change of control has occurred.

During fiscal 2008, the EDCP was amended to address certain potential tax consequences under Section 409A of the Internal Revenue Code and provide for changes required to better conform to Section 409A and the final regulations issued thereunder. The Section 409A amendments did not otherwise materially increase the benefits payable under the EDCP.

Retirement Benefits under the 401(k) Plan, Executive Perquisites and Generally Available Benefit Programs

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. The main objectives of Epicor’s benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, enhanced health and productivity and to provide support for global workforce mobility, in full compliance with applicable legal requirements. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

In fiscal 2010, the Company’s executive officers at the executive vice-president level and above, including Messrs. Klaus and Pietrini were eligible to receive Execucare supplemental health coverage which supplements the coverage provided by the Company’s standard health insurance offerings. Mr. Klaus received a membership at the Big Canyon Country Club in Newport Beach, CA, as part of his employment agreement when he joined the Company in 1996. Mr. Pietrini also received the right to join a country club and have the Company reimburse such expense up to $35,000 as part of his employment agreement when he was promoted to CFO in April 2009. To date, he has not utilized such benefit. Any additional monthly or annual charges related to the executives’ personal use of such facilities are not reimbursed by the Company. Such benefits are described below under the paragraph entitled “Compensation of Chief Executive Officer.”

In addition to the EDCP, Epicor maintains a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all Epicor employees, including executives, are eligible to receive matching contributions from Epicor that are subject to vesting over time. The matching contributions for the 401(k) Plan year 2010 was $0.50 for each dollar of participating employee’s contribution, up to 4% of the employee’s salary, and was calculated and paid on a payroll-by-payroll basis subject to applicable Federal limits, and subject to vesting. Epicor does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan.

Other Compensation Elements

Epicor also offers a number of other benefits to the named executive officers pursuant to benefit programs that also provide for broad-based employee participation. These benefits programs include the employee stock purchase plan (“ESPP”), long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, wellness programs, educational assistance, employee assistance and certain other benefits. Many employees are also eligible for variable pay under sale incentive plans, profit sharing programs and/or the incentive plans described above. The 401(k) Plan and other generally available benefit programs allow Epicor to remain competitive for employee talent, and Epicor believes that the availability of the benefit programs generally enhances employee productivity and loyalty to Epicor. These generally available benefits typically do not specifically factor into decisions regarding an individual executive’s total compensation or equity award package. On an annual basis, Epicor evaluates and benchmarks its overall benefits programs, including our 401(k) Plan against our peers, using various subscription services such as WorldatWork, Mercer and Radford data. Epicor generally targets its overall benefits programs in the 50th to 75th percentile of this peer group, which Epicor believes allows us to remain competitive in attracting and retaining talent. We also annually evaluate the competitiveness of our 401(k) Plan as related to similar plans of our peer group members by analyzing the dollar value to an employee and the dollar cost to Epicor for the benefits under the applicable plan. We also annually review and analyze possible changes to our benefits programs in light of the overall objectives of the program, including the effectiveness of the retention and incentive features of such programs and our targeted percentile range.

Stock Ownership Guidelines

The Company’s Board and Nominating and Governance Committee believes that Directors as well as the Company’s CEO and Section 16 officers’ interests should be closely aligned with those of the Company and its shareholders. As a result, the Company has established Stock Ownership Guidelines applicable to each of the Company’s Directors, CEO and Section 16 officers which require that each such individual be a stockholder of unrestricted Company shares in an amount equal to the following minimum requirements. The minimum requirements for each individual are calculated based on stock market value at the time the individual attains the applicable position described below:

Directors (non-employee): 3 times Annual Cash Retainer

CEO: 5 times Annual Salary.

Executive Officers: 1 time Annual Salary

Directors, the CEO and executive officers have three (3) years from attaining the applicable position above to achieve such guideline levels. Currently all such individuals are in compliance with the guidelines.

Section 162(m) - Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, as amended, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the applicable executive officer. There is an exception to the limit on deductibility for qualifying performance-based compensation that meets certain requirements. Specifically, compensation in excess of $1 million may be deductible if the individual’s performance meets pre-established and stockholder approved goals based on identified performance criteria. The Company does not currently have a policy that requires the Compensation Committee to qualify stock options or restricted stock awarded to executive officers for deductibility under Section 162(m) of the Internal Revenue Code, although deductibility of compensation is preferred and the Compensation Committee does consider the net cost to the Company in making all compensation decisions. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

For fiscal 2010, the amount of base salary in excess of $1,000,000 for any named executive officer was not deductible for federal income tax purposes.

However, following Shareholder approval of the 2007 Stock Incentive Plan at the Company’s 2007 Annual Meeting, as amended in 2009, which Stock Incentive Plan included the adoption and approval of specific Performance Criteria, all of Company’s grants of performance-based Restricted Stock to qualifying officers following May 2007 are eligible to qualify as performance-based compensation under Section 162(m). Specifically, grants of Restricted Stock to qualifying officers under the Company’s PBRSP qualify as performance-based compensation under 162(m). The Compensation Committee reserves the right to maintain flexibility in how it compensates the Company’s executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, as amended.

Respectfully submitted by:

Robert H. Smith
Michael Kelly
Michael Hackworth
John Dillon

Summary Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities to the Company’s Chief Executive Officer and our other executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)		Bonus ($) (2)	Stock Awards ($) (3)		Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($)		Total ($)
L. George Klaus, Chairman, President and Chief Executive Officer (6)	2008	$736,403			$0	(7)	$159,330	$287,197	$94,420	(8)	$1,277,350
	2009	$736,403			$2,766,087	(11)	—	$302,588	$105,229	(14)	$3,910,307
	2010	$736,403			$3,049,061	(18)	—	—	$55,274	(21)	$3,840,738
Russell Clark, senior vice president, finance and Principal Accounting Officer	2008	$230,167			$489,197	(9)	—	$67,324	$6,202	(10)	$792,890
	2009	$245,625			$252,616	(12)	—	$70,367	$54,517	(15)	$623,125
	2010	$262,500			$365,162	(19)	—	—	$6,703	(22)	$634,365
Michael A. Pietrini, Chief Financial Officer and executive vice-president of Finance and Administration	2009	$311,218	(16)		$819,111	(13)	—	$91,229	$43,238	(17)	$1,264,796
	2010	$400,000			$627,467	(20)		—	$35,124	(23)	$1,062,991

(1)	See the section herein entitled “Employment and Severance Agreements” for a description of the material terms of each of the named Executive Officer’s employment agreements or offer letters.
(2)	The named executive officers were not entitled to receive payments which qualify as “bonus” payments for the fiscal years ending December 31, 2008, 2009 or 2010. However, the terms of the “Management Bonus Plan” for December 31, 2008 and 2009, qualifies as a Non-Equity Incentive Compensation Plan, and the executives’ payments under that plan are listed under the heading “Non-Equity Incentive Plan Compensation.”
(3)	The amounts in this column for “Stock Awards” indicate the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718. Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date for the award. See Note 10 to our financial statements in the Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, for the assumptions used by the Company in calculating these amounts. Also, see “Compensation Discussion and Analysis — Long-Term Incentive Compensation” for a description of the Performance-Based Restricted Stock Program.
(4)	The amounts in this column for “Option Awards” indicate the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The Company did not issue any options containing performance conditions. See Note 10 to our financial statements in the Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, for assumptions used by the Company in calculating these amounts.
(5)	The amounts listed in the column under the heading “Non-Equity Incentive Plan Compensation” indicate that the amounts in cash awarded to the named Executive Officers under the Company’s Management Bonus Plan, which is detailed in the Compensation Discussion and Analysis section under the heading “Management Bonus Plan.”
(6)	Mr. Klaus was appointed as the Company’s President and Chief Executive Officer on January 19, 2009, prior to which he served as the Company’s Executive Chairman.
(7)	Mr. Klaus was not granted restricted stock during 2008.
(8)	Amount stated reflects $6,858 in premium for group term life insurance, $20,418 in medical premium and medical fee reimbursement and $67,144 in annual membership dues and expenses, including paid to Country Club pursuant to Mr. Klaus’ original 1996 Employment Offer Letter.
(9)	The amounts listed include performance-based restricted stock granted for plan years 2008 and 2009. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2008 is $597,440
(10)	Amount stated reflects $214 in premium for group term life insurance and $5,988 in pay out of accrued vacation pay.

(11)	The amounts listed include performance-based restricted stock granted for plan years 2009 and 2010. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2009 is $3,428,021. In addition, the 2010 performance based restricted stock was approved by the Board of Directors in December 2008 and communicated to employees on February 4, 2009, however performance targets were not approved and communicated until January of 2010. Therefore, the grant date of the 2010 performance-based restricted stock is January 26, 2010. For purposes of this table, the grant date value is based on the February 4, 2009 stock price.
(12)	The amounts listed include performance-based restricted stock granted for plan years 2009 and 2010. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2009 is $303,620. In addition, the 2010 performance based restricted stock was approved by the Board of Directors in December 2008 and communicated to employees on February 4, 2009, however performance targets were not approved and communicated until January of 2010. Therefore, the grant date of the 2010 performance-based restricted stock is January 26, 2010. For purposes of this table, the grant date value is based on the February 4, 2009 stock price.
(13)	The amounts listed include performance-based restricted stock granted for plan years 2009 and 2010. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2009 is $924,211. In addition, the amount includes grants made to Mr. Pietrini prior to his promotion to CFO. These amounts are $117,664 on target or $152,051 for the total grant. In addition, the 2010 performance based restricted stock was approved by the Board of Directors in December 2008 and communicated to employees on February 4, 2009, however performance targets were not approved and communicated until January of 2010. Therefore, the grant date of the 2010 performance-based restricted stock is January 26, 2010. For purposes of this table, the grant date value is based on the February 4, 2009 stock price.
(14)	Amount stated reflects $6,858 in premium for group term life insurance, $10,817 in medical premium and medical fee reimbursement, $45,165 in annual membership dues and expenses, including paid to Country Club pursuant to Mr. Klaus’ original 1996 Employment Offer Letter, $4,900 in 401(k) Company match and $37,489 paid as a recognition gift.
(15)	Amount stated reflects $236 in premium for group term life insurance, $119 in dues and subscriptions, $4,162 of 401(k) Company match and $50,000 of cash bonus.
(16)	Of the $311,218 of salary paid to Mr. Pietrini, $70,000 was paid prior to his promotion to CFO in April 2009.
(17)	Amount stated reflect $314 in premium for group term life insurance, $1,991 in medical premium and medical fee reimbursement, $4,016 in annual membership dues, $4,900 in 401k Company match, and $32,017 in relocation payment. In addition to these amounts, Mr. Pietrini was paid $39,960 in sales commissions prior to his promotion to CFO.
(18)	The amounts listed include management incentive plan granted for plan year 2010 performance-based restricted stock granted for plan year 2011. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2010 is $3,896,304. In addition, the 2011 performance based restricted stock was approved by the Board of Directors in January 2010 and communicated to employees on January 26, 2010, however performance targets were not approved and communicated until February 2011. Therefore, the grant date of the 2011 performance-based restricted stock is February 11, 2011. For purposes of this table, the grant date value is based on the January 26, 2010 stock price.
(19)	The amounts listed include management incentive plan granted for plan year 2010 performance-based restricted stock granted for plan year 2011. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2010 is $547,747. In addition, the 2011 performance based restricted stock was approved by the Board of Directors in January 2010 and communicated to employees on January 26, 2010, however performance targets were not approved and communicated until February 2011. Therefore, the grant date of the 2011 performance-based restricted stock is February 11, 2011. For purposes of this table, the grant date value is based on the January 26, 2010 stock price.
(20)	The amounts listed include management incentive plan granted for plan year 2010 performance-based restricted stock granted for plan year 2011. Fair value is calculated at the on target amount. The total grant date fair value of all awards granted in 2010 is $941,180. In addition, the 2011 performance based restricted stock was approved by the Board of Directors in January 2010 and communicated to employees on January 26, 2010, however performance targets were not approved and communicated until February 2011. Therefore, the grant date of the 2011 performance-based restricted stock is February 11, 2011. For purposes of this table, the grant date value is based on the January 26, 2010 stock price.
(21)	Amount stated reflects $11,124 in premium for group term life insurance, $10,268 in medical premium and medical fee reimbursement, $27,560 in annual membership dues and expenses, including paid to Country Club pursuant to Mr. Klaus’ original 1996 Employment Offer Letter, $4,900 in 401(k) Company match and $1,422 paid as a recognition gift.
(22)	Amount stated reflects $253 in premium for group term life insurance, $1,550 in dues and subscriptions and $4,900 of 401(k) Company match.

(23)	Amount stated reflect $418 in premium for group term life insurance, $2,143 in medical premium and medical fee reimbursement, $8,270 in annual membership dues, $4,900 in 401k Company match and $19,393 in relocation payment.

2010 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($/Sh))	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
L. George Klaus	1/26/10	—	—	—	66,667	133,333	200,000		8.04	$1,071,997
	1/27/10				38,052	76,108	114,157		8.18	622,563
	8/21/10							150,000	9.03	$1,354,500
Russell Clark	1/26/10 1/27/10 3/1/10 3/1/10 4/1/10	—	—	—	9,500 9,227 1,500 1,500 461	19,000 18,454 3,000 3,000 923	28,500 27,682 4,500 4,500 1,384	—	8.04 8.18 8.78 8.78 9.50	152,760 150,954 26,340 26,340 8,769
Michael Pietrini	1/26/10 1/26/10 1/27/10	—	—	—	4,000 20,000 14,762	8,000 40,000 29,529	12,000 60,000 44,291	—	8.04 8.04 8.18	64,320 321,600 241,547

(1)	Amounts indicated in these three columns are the threshold, target and maximum amounts in dollars available to the named Executive Officers under the Company’s Management Bonus Plan, which is detailed in the Compensation Discussion and Analysis section under the heading “Management Bonus Plan.” The amounts shown in the “Threshold” column reflect the minimum payment level under the Company’s Management Bonus Plan which is one twenty fifth or 4% of the target amount shown in the “Target” column. The amount shown in the “Maximum” column is 150% of such target amount. These amounts are based on the individual’s current salary and position.
(2)	Amounts in these three columns are the threshold, target and maximum amounts in shares available to the named Executive Officers under the Company’s Performance Based Restricted Stock Program as approved by the Compensation Committee. See Note 10 to our financial statements in the Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, for the assumptions used by the Company in calculating these amounts. Also, see “Compensation Discussion and Analysis — Long-Term Incentive Compensation,” for a description of the Performance Based Restricted Stock Program. The amounts shown in the “Threshold” column reflect the Long-Term Stock Grant minimum which is 50% of the amount shown in the “Target” column. The amount shown in the “Maximum” column is 150% of such target amount. All awards were issued pursuant to the same plan.
(3)	Amounts represent the aggregate grant date fair value of awards on target computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718. Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date for the award. See Note 10 to our financial statements in the Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, for the assumptions used by the Company in calculating these amounts.

2010 Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Named Executive Officer (2)	Exercisable	Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
L. George Klaus	272,000 100,000	— —	—	$ $	1.15 8.12	8/20/11 5/2/2018	—	—	150,000 133,333	(3) (4)	1,515,000 1,071,977	(4)

Michael Pietrini	5,000 10,000 3,000 30,000	— — — —	—		2.32 12.74 12.56 15.21	4/22/2013 1/2/2014 4/14/2014 10/26/2014			50,000 40,000	(3) (4)	505,000 321,600	(4)
Russell Clark	—	—	—		—	—			10,000 22,000	(3) (4)	101,000 179,100	(4)

(1)	All Option grants listed herein vest over a four (4) year period from the date of grant, based on continued service.
(2)	The market value of Stock Awards is based on the closing market price of Epicor stock as of December 31, 2010, which was $10.10.
(3)	Time based restricted stock award.
(4)	Includes 2011 PBRS awards. The awards represents the target amount of shares of restricted stock issued under the Company’s PBRS. The Grant Date Fair Value is based on the Target number of shares.

2010 Option Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
L. George Klaus	—	—	79,332 150,000 138,987	801,253 1,515,000 1,403,769	(2) (3) (1)

Michael Pietrini	8,175	73,003	25,000 41,696 25,000 30,779	243,750 466,578 252,500 344,417	(4) (1) (5) (2)

Russell Clark	—	—	625 625 625 962 5,000 22,933 19,237 17,000	4,806 6,169 4,938 10,765 50,500 256,620 215,262 165,750	(6) (7) (8) (2) (9) (1) (2) (10)

(1)	Reflects shares received pursuant to the Company’s Performance Based Restricted Stock Program for the 2010 grant period. The market value of these Stock Awards made under the Performance Based Restricted Stock Plan for the 2010 performance year is based on the closing market price of Epicor stock as of December 31, 2010, which was $10.10.
(2)	Reflects shares received pursuant to the Company’s Management Incentive Program for the 2010 grant period. The market value of these Stock Awards made under the Management Incentive Program for the 2010 performance year is based on the closing market price of Epicor stock as of December 31, 2010, which was $10.10.
(3)	Reflects vesting of 150,000 shares of Epicor Stock on 12/31/10 at the market closing price of $10.10
(4)	Reflects vesting of 25,000 shares of Epicor Stock on 5/17/10 at the market closing price of $9.75
(5)	Reflects vesting of 150,000 shares of Epicor Stock on 12/31/10 at the market closing price of $10.10
(6)	Reflects vesting of 625 shares of Epicor Stock on 2/1/10 at the market closing price of $7.69
(7)	Reflects vesting of 625 shares of Epicor Stock on 5/3/10 at the market closing price of $9.87
(8)	Reflects vesting of 625 shares of Epicor Stock on 8/2/10 at the market closing price of $7.90
(9)	Reflects vesting of 5,000 shares of Epicor Stock on 12/31/10 at the market closing price of $10.10
(10)	Reflects vesting of 17,000 shares of Epicor Stock on 5/17/10 at the market closing price of $9.75

Employment Agreements and Change-in-Control Arrangements

Employment Agreements, Offer Letters and Similar Agreements

Chairman, President and CEO L. George Klaus

L. George Klaus served as the Company’s Executive Chairman until January 15, 2009, at which time Mr. Klaus’ employment with the Company terminated pursuant to the terms of his amended 2006 Management Retention Agreement (although he continued in his position as Chairman of the Board through all of fiscal 2009). On January 19, 2009, Mr. Klaus was re-appointed by the Board as President and Chief Executive Officer of the Company (roles he had previously held from 1996 through February 18, 2008) and served in those roles through the remainder of fiscal 2009 and 2010. The principal cash component of Mr. Klaus’ 2010 compensation was his base salary. Mr. Klaus received a salary of $736,403 during fiscal 2010 which base salary was negotiated in January 2009 as part of his compensation package when he was re-appointed President and Chief Executive Officer. Mr. Klaus’ base salary is formally reflected in his February 3, 2009 Management Retention Agreement as amended on June 21, 2010 and February 10, 2011, and is set at $736,403 through December 31, 2012, subject only to increases approved by the Board.

Mr. Klaus also received equity incentive compensation under the Company’s Management Incentive Plan of 79,332 shares of restricted stock for fiscal 2010 which equaled 104% of his MIP target shares for fiscal 2010. As described above, one-half of the target shares were based on achieving an operating Revenue goal for the Company, the other half was based upon the Company achieving an Adjusted EBITDA goal. Although the Company’s financial performance for EBITDA came in below targeted expectations, the Company exceeded its Revenue target and, pursuant to the Company’s MIP, Mr. Klaus earned a combined award under the MIP which was just above his target award amount.

As part of his negotiated compensation package when he was appointed President and Chief Executive Officer in January 2009, and as amended on June 21, 2010, the Compensation Committee evaluated Mr. Klaus’ holdings of Epicor stock (including restricted stock), stock options and stock purchase rights, including an evaluation of previously granted stock options, stock purchase rights and restricted stock awards. Based on such analysis and in accordance with the terms of his Management Retention Agreement, Mr. Klaus was granted:

Performance Based Stock Grants:

•

Six hundred thousand (600,000) shares of restricted Company common stock, allocated equally (200,000) to each of the 2009 through 2011 fiscal years. The Company’s right to repurchase or reacquire the restricted stock lapses based on achievement of applicable Company performance goals during 2009 through 2011 as determined in accordance with the terms of the PBRSP and approved by the Company’s Compensation Committee and subject to Mr. Klaus’ continued service to the Company through the 2009 through 2011 performance periods.

•	Two hundred thousand (200,000) shares of restricted Company common stock allocated to each of the 2009 and 2010 performance periods have been paid out pursuant to the terms of the PBRSP.

Time Based Stock Grants

•

Three hundred thousand (300,000) shares of restricted Company common stock. The Company’s right to repurchase or reacquire the restricted stock lapsed as to one-half of such grant on December 31, 2009, and the remaining one-half lapsed on December 31, 2010, subject to Mr. Klaus’ continued service to the Company through such vesting date.

•

One hundred and fifty thousand (150,000) shares of restricted Company common stock granted in connection with the June 21, 2010 amendment to extend Mr. Klaus’ Management Retention Agreement, and an additional one hundred and fifty thousand (150,000) shares of restricted Company common stock granted in connection with the February 10, 2011 amendment to extend Mr. Klaus’ Management Retention Agreement. The Company’s right to repurchase or reacquire the restricted stock is scheduled to lapse as to 37,500 shares at the end of each calendar quarter during 2011 and 2012, subject to Mr. Klaus’ continued service to the Company through such vesting dates.

Finally, in connection with Mr. Klaus’ termination of his prior service to the Company as Executive Chairman, Mr. Klaus entered into various agreements with the Company which continue to provide him with certain benefits and/or rights. These benefits and/or rights are described in further detail below in the subsection entitled “Chairman, President and CEO, L. George Klaus” under the section entitled “Employment and Severance Agreements.”

Other Executive Officer Compensation for Fiscal 2010

Chief Financial Officer, Michael Pietrini

On April 15, 2009, Mr. Pietrini was appointed the Chief Financial Officer and executive vice-president of finance and administration of the Company and served in those roles through the remainder of fiscal 2009. Prior to April 15, 2009, Mr. Pietrini held the position of senior vice president of sales and operations for the Americas for the Company. The principal cash component of Mr. Pietrini’s 2010 compensation was his base salary. Following consideration by the Compensation Committee and review by Meyercord, Mr. Pietrini received a base salary of $400,000 during fiscal 2010. Mr. Pietrini’s base salary was originally negotiated as part of his compensation package when he was appointed Chief Financial Officer and executive vice-president of finance and administration in April 2009 and, pursuant to his Management Retention Agreement, was and is subject to increases only as approved by the Board.

Mr. Pietrini also received equity incentive compensation of 30,779 shares of stock for fiscal 2010 which equaled 104% of his target shares for fiscal 2010 under the Company’s 2010 MIP. As described above, one-half of the target shares were based on achieving an operating Revenue goal for the Company, and the other half was based upon the Company achieving an adjusted EBITDA goal Although the Company’s 2010 EBITDA of $54,405 million came in below the targeted expectations of $62.5 million , the Company exceeded its $423 million Revenue target and achieved $440,283 million in revenue, and thus, pursuant to the Company’s MIP, Mr. Pietrini earned a combined 104% award under the MIP of 30,779 shares which was just above his 29,529 target award amount. As part of his negotiated compensation package when he was appointed Chief Financial Officer and executive vice-president of finance and administration in April 2009, the Compensation Committee evaluated Mr. Pietrini’s holdings of Epicor stock (including restricted stock), stock options and stock purchase rights, including an evaluation of previously granted stock options, stock purchase rights and restricted stock awards. Based on such analysis and in accordance with the terms of his Management Retention Agreement, during fiscal 2009, Mr. Pietrini was granted:

Performance Based Restricted Stock

An additional twenty four thousand (24,000) shares of restricted Company common stock, allocated equally to each of the 2010 and 2011 fiscal years. The Company’s right to repurchase or reacquire the restricted stock lapses based on achievement of applicable Company performance goals during 2010 and 2011 as determined in accordance with the terms of the PBRSP and approved by the Company’s Compensation Committee and subject to Mr. Pietrini’s continued service to the Company through the 2010 and 2011 performance periods; and

Time Based Restricted Stock

One hundred thousand (100,000) shares of restricted Company common stock. The Company’s right to repurchase or reacquire the restricted stock lapsed as to 25% of such grant on December 31, 2009, 25% of such grant on December 31, 2010 and the remaining 50% of such grant will lapse on a quarterly basis over the next eight quarters ending December 31, 2012, in each case subject to Mr. Pietrini’s continued service to the Company through each such vesting date.

Senior Vice President, Finance and Principal Accounting Officer, Russell C. Clark

Salary

The principal cash components of compensation for Mr. Clark, who served as the Company’s senior vice president, finance and Company Principal Accounting Officer during fiscal 2010 was his base salary. Mr. Clark’s base salary in 2010 was $262,500 was payable on a semi-monthly basis.

MIP

Mr. Clark also received equity incentive compensation under the Company’s MIP of 20,199 shares for fiscal 2010 which equaled 104% of his bonus plan target bonus for fiscal 2010. As described above, one-half of the target shares were based on achieving an operating Revenue goal for the Company, the other half was based upon the Company achieving an adjusted EBITDA goal and additional share amounts could be earned if the Company exceeded 100% of the operating revenue and adjusted EBITDA goals. For 2010, Mr. Clark received MIP shares on achievements by the Company for both operating Revenue and adjusted EBITDA due to the Company’s financial performance in fiscal 2010. Although the Company’s 2010 EBITDA of $54,405 million came in below the targeted expectations of $62.5 million , the Company exceeded its $423 million Revenue target and achieved $440,283 million in revenue, and thus, pursuant to the Company’s MIP, Mr. Clark earned a combined 104% award under the MIP of 20,199 shares which was just above his 19,377 target award amount.

Equity

During the fiscal year 2010, the Compensation Committee evaluated Mr. Clark’s holdings of Epicor stock (including restricted stock), stock options and stock purchase rights, including an evaluation of previously granted stock options, stock purchase rights and restricted stock awards. Based on such analysis Mr. Clark was granted and eligible to receive a maximum of thirty three thousand (33,000) shares of restricted stock under the PBRSP for the fiscal year ended December 31, 2010. Ultimately, Mr. Clark received 22,933 shares under the 2010 PBRSP based upon the Company’s performance and specifically its Revenue and adjusted EBITDA achievement levels.

On July 1, 2009, Mr. Clark was also granted a time-based restricted stock grant of 20,000 shares which vests 50% on each of the next two anniversary dates of the grant such that the grant is fully vested within two years subject to Mr. Clark’s continued service to the Company through such vesting dates. Mr. Clark received the first half of such award as of July 1, 2010.

Change-in-Control Arrangements and Potential Payments Upon Termination or Change in Control

Employment and Severance Agreements

2010 Potential Payments upon Termination or Change in Control

		Before Change in Control		Within 12 months of Change in Control
Name	Benefit	Termination without Cause or for Good Reason (1)		Termination without Cause or for Good Reason (2)		Voluntary Termination	Death		Disability		Change in Control (w/o Termination)
L. George Klaus	Salary	$736,000		$1,104,000		—	—		—		—
Chairman, President and CEO	Bonus	$768,691		$772,800		—	—		—		—
	Health Care Benefits	$94,152	(5)	$94,152	(5)	—	—		—		—
	Option Acceleration	—		—		—	—		—		—
	Restricted Stock Acceleration			—		—	—		—		$2,861,663	(4)
	Insurance					—	$100,000	(3)	$100,000	(3)	—
Michael Pietrini	Salary	$400,000		$400,000		—	—		—		—
CFO	Bonus	$298,243		$200,000		—	—		—		—
	Health Care Benefits	$16,447	(6)	$16,447	(7)	—	—		—		—
	Option Acceleration	—		—		—	—		—		—
	Restricted Stock Acceleration	—		—		—	—		—		$826,600	(4)
	Insurance	—		—		—	$100,000	(3)	$100,000	(3)	—
Russell Clark	Salary	$151,947		$196,875		—	—		—		—
Sr. VP/PAO	Bonus	—		$98,438		—	—		—		—
	Health Care Benefits	$9,594	(6)	$12,335	(7)	—	—		—		—
	Option Acceleration	—		—		—	—		—		—
	Restricted Stock Acceleration	—		—		—	—		—		$280,100	(4)
	Insurance	—		—		—	—		—		—

(1)	Amounts in this Column reflect the various benefits (cash and non-cash) that each Named Executive would receive under the terms of their contracts or Company severance policies were they to be terminated without Cause or to resign for other than Good Reason not within 12 months following a Change of Control of the Company. All calculations were made as of December 31, 2010, using then current salary and bonus figures for each named executive as is detailed for each executive in the discussion below.
(2)	Amounts in this Column reflect the various benefits each Named Executive would receive under the terms of their contracts or Company severance policies were they to be terminated without Cause or to resign for Good Reason within 12 months following a Change of Control of the Company. All calculations were made as of December 31, 2010, using then current salary and bonus figures for each named executive as is detailed for each executive in the discussion below.

(3)	Reflects payout to Executive from Exec-U-Care upon Executive’s death or permanent disability.
(4)	Amount reflects value of unvested time-based restricted stock awards that fully accelerate as well as performance-based restricted stock awards for the 2011 performance year that would accelerate and vest at target level amounts under the PBRSP and calculated based on the closing market price of Epicor stock as of December 31, 2010, which was $10.10.
(5)	Reflects net present value of health care benefits as of December 31, 2010, to be received by Executive under terms of his Management Retention Agreement as calculated pursuant to FAS 106.
(6)	Reflects estimated value as of December 31, 2010, of COBRA payments to Executive following termination of Executive’s employment without Cause or for Good Reason other than within 12 months following a Change of Control of the Company.
(7)	Reflects estimated value as of December 31, 2010 of COBRA payments to Executive following termination of Executive’s employment without Cause or for Good Reason within 12 months following a Change of Control of the Company.

Company Policy Against “Gross Up” Rights Upon Change of Control

On May 27, 2009, the Compensation Committee, in connection with a review of its executive compensation practices resolved that it would not in the future grant contractual excise tax “gross up” rights to any of its Executive Officers that provide for excise tax gross up with respect to payments contingent upon a change in control, provided however, that in unusual circumstances where the Company as affirmed by the Committee believes that accommodations have to be made to recruit a new Executive Officer to the Company, limited reimbursement for excise taxes payable may be included in the executive officer’s contract. In those limited circumstances, the excise tax “gross ups” will be limited to payments triggered by both a change in control and termination of employment and will be subject to a three-year sunset provision. Contractual tax “gross up” commitments in effect as of May 27, 2009 were however grandfathered and remained in full force and effect.

Chairman, President and CEO, L. George Klaus

On February 3, 2009, the Company, following approval by the Compensation Committee of the Board of Directors, entered into a Management Retention Agreement (the “Klaus Retention Agreement”) with L. George Klaus in connection with his appointment as of January 19, 2009 as the Company’s President and Chief Executive Officer. On June 21, 2010, the Company and Mr. Klaus agreed to extend the term of the Klaus Retention Agreement through December 31, 2011. Pursuant to the Klaus Retention Agreement, as amended, Mr. Klaus is entitled to receive the following benefits through December 31, 2010:

•	salary at an annualized rate of $736,403 (the “Base Salary”), paid in accordance with the Company’s normal payroll practices and subject to the usual, required withholdings;

•

annual cash bonus payments under the Company’s cash bonus plan for executive officers, with a target bonus of 70% of Base Salary, subject to the terms of the performance plan agreed to between Mr. Klaus and the Board of Directors;

•	six hundred thousand (600,000) shares of restricted Company common stock, allocated equally to each of the 2009, 2010 and 2011 fiscal years, subject to the terms of the Company’s applicable stock

•

incentive plan and the restricted stock agreement by and between Mr. Klaus and the Company. The Company’s right to repurchase the restricted stock will lapse based on achievement of applicable Company performance goals during 2010 and 2011, as determined in accordance with the terms of the Company’s Performance Based Restricted Stock Program and approved by the Company’s Compensation Committee and subject to the Mr. Klaus’ continued service to the Company through the 2010 and 2011 performance periods. The 200,000 shares allocated to the 2010 performance period have been paid out by the Company based on performance during the 2010 fiscal year;

•

three hundred thousand (300,000) shares of restricted Company common stock, subject to the terms of the Company’s applicable stock incentive plan and the restricted stock agreement by and between Mr. Klaus and the Company. The Company’s right to repurchase the restricted stock lapsed as to one-half of such grant on December 31, 2009, and the remaining one-half shall lapse on December 31, 2010, subject to Mr. Klaus’ continued service to the Company through each such vesting date;

•

one hundred and fifty thousand (150,000) shares of restricted Company common stock granted in connection with the June 21, 2010 amendment to extend Mr. Klaus’ Management Retention Agreement, subject to the terms of the Company’s applicable stock incentive plan and the restricted stock agreement by and between Mr. Klaus and the Company. The Company’s right to repurchase or reacquire the restricted stock is scheduled to lapse as to 37,500 shares at the end of each calendar quarter during 2011, subject to Mr. Klaus’ continued service to the Company through such vesting dates; and

•	participation in the Company’s health plan, including the Exec-U-Care plan, and in other Company benefit programs that other executive officers participate in.

•

In the event of Mr. Klaus’ Involuntary Termination (as defined below) other than in connection with a Change of Control (as defined below), Mr. Klaus shall be entitled to the following benefits, subject to the execution of a separation agreement and release of claims in a form reasonably acceptable to the Company and compliance with Section 409A of the Internal Revenue Code:

•	twelve (12) months of Mr. Klaus’ Base Salary as in effect as of the date of the Involuntary Termination, to be paid periodically in accordance with the Company’s normal payroll policies; and

•	100% of Mr. Klaus’ target annual bonus as calculated from the bonus plan in effect at the time of Mr. Klaus’ Involuntary Termination.

In the event of Mr. Klaus’ Involuntary Termination within twelve (12) months following a Change of Control, Mr. Klaus shall be entitled to the following benefits, subject to the execution of a separation agreement and release of claims in a form reasonably acceptable to the Company and compliance with Section 409A of the Internal Revenue Code:

•	eighteen (18) months of Mr. Klaus’ Base Salary as in effect as of the date of the Involuntary Termination, to be paid periodically in accordance with the Company’s normal payroll policies; and

•	150% of the Mr. Klaus’ target annual bonus as calculated from the bonus plan in effect at the time of the Involuntary Termination.

In the event that the severance and other benefits provided for in the Klaus Retention Agreement constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Klaus shall receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the excise tax and federal and state income taxes arising from the payments made by the Company to Mr. Klaus.

As defined in the Klaus Retention Agreement,

“Cause” means (i) any act of personal dishonesty taken by Mr. Klaus in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment of Mr. Klaus; (ii) Mr. Klaus’ conviction of a felony which the Board reasonably believes has had or will have a material detrimental effect on the Company’s reputation or business; (iii) a willful act by Mr. Klaus which constitutes gross misconduct and is materially injurious to the Company; or (iv) continued willful violations by Mr. Klaus of his obligations to the Company after there has been delivered to Mr. Klaus a written demand for performance from the Company which describes the basis for the Company’s belief that he has not substantially performed his duties and after he has been given at least 10 business days in which to cure the circumstances identified in such written demand.

“Change of Control” means the occurrence of any of the following (i) the sale, lease, conveyance or other disposition of all or substantially all of the Company’s assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert; (ii) any transaction or series of transactions that results in, or that is in connection with, any person, entity or group acting in concert (other than existing affiliates of the Company), acquiring “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of such percentage of the aggregate voting power of all classes of voting equity stock of the Company as shall exceed fifty percent (50%) of such aggregate voting power; (iii) a merger or consolidation in which the Company is not the surviving entity, except for a transaction, the principal purpose of which is to change the state in which the Company is incorporated; (iv) any reverse merger in which the Company is a surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such reverse merger; or (v) a liquidation of the Company.

“Disability” means Mr. Klaus’ inability due to any physical or mental condition to perform a substantial portion of his employment duties to the Company for twenty-four (24) or more consecutive weeks.

“Involuntary Termination” means Mr. Klaus’ termination of employment as a result of the occurrence of any of the following, without his express written consent, (i) a significant reduction of Mr. Klaus’ duties, position or responsibilities relative to his CEO duties, position or responsibilities in effect immediately prior to such reduction, or the removal of Mr. Klaus from such position, duties and responsibilities, unless Mr. Klaus is provided with comparable duties, position and responsibilities; (ii) a reduction by the Company of Mr. Klaus’ CEO base salary as in effect immediately prior to such reduction unless such reduction is made pursuant to and proportionately with any Company policy applicable to similarly-situated Company executives; (iii) the relocation of Mr. Klaus to a facility or a location more than one hundred (100) miles from his current location; (iv) any purported termination of Mr. Klaus’ CEO title by the Company which is not effected for Cause or for which the grounds relied upon are not valid; (v) Mr. Klaus’ death or Disability; or (vi) the failure of the Company to obtain the assumption of the Klaus Retention Agreement by any successors contemplated in the Klaus Retention Agreement.

Benefits Pursuant to Prior Agreement

•

Prior to Mr. Klaus’ termination as Executive Chairman on January 15, 2009, Mr. Klaus and the Company were parties to a Management Retention Agreement, effective as of May 26, 2006, and as amended March 1, 2007 and December 31, 2008 (the “Prior Agreement”). Pursuant to the Prior Agreement, Mr. Klaus became entitled to receive certain benefits upon his termination of employment on January 15, 2009, which include the following:

•

Mr. Klaus, his spouse and Mr. Klaus’ dependents who were participating in Company group medical or dental plans on the date of Mr. Klaus’ termination of service on January 15, 2009 (“Covered Persons”), shall be entitled to continued participation in such plans, as they may be modified by the Company from time to time, at no additional cost to Mr. Klaus (or Mr. Klaus’ spouse or dependents, as applicable) other than the cost Mr. Klaus would have were he to have remained an employee, from year to year, for the remainder of the lifetimes of each Covered Person (or, with respect to Mr. Klaus’ spouse, if earlier, her divorce from Mr. Klaus, and with respect to dependents of Mr. Klaus, until the earlier of (i) the time such dependents reach eighteen (18) years of age, if they do not continue thereafter as full time students; or (ii) the time such dependents reach twenty-five (25) years of age, if they remain full time students after the age of eighteen (18)) (the “Coverage Period”); provided, however, that the Company’s obligation to provide such coverage shall be secondary to and, as applicable, limited to supplementing as necessary, any other group or individual medical or dental plan which is or may become reasonably available to any of the Covered Persons during the Coverage Period (“Separate Coverage”). The Company and Mr. Klaus shall cooperate in identifying and procuring any such available Separate Coverage and Covered Persons shall notify the Company when any such Separate Coverage for any of the Covered Persons is available and/or begins or ends. Any such Separate Coverage available to Covered Persons during the Coverage Period shall be paid for by the Company to the extent that the cost of such Separate Coverage exceeds the cost Mr. Klaus (or Mr. Klaus’ spouse or dependents, as applicable) would have been required to pay the Company from year to year, were Mr. Klaus an employee, during the Coverage Period. Further, in the event that the Company (a) in its sole reasonable discretion determines that it cannot reasonably provide such continued participation or (b) amends its existing medical and dental plans in a manner that such plans would no longer provide the Covered Persons with comparable medical and dental coverage, then the Company may in its discretion in the event of (a), and shall in the event of (b), instead provide to the Covered Persons separate but comparable medical and dental coverage as to what the Covered Persons were receiving on the date of Mr. Klaus’ termination of service on January 15, 2009; and

•

The Company transferred to Mr. Klaus any and all rights title interest and claim that the Company had in his membership at Big Canyon Country Club in Newport Beach, California, which the Company acquired for Mr. Klaus as part of his initial offer letter from the Company dated February 7, 1996, and pursuant to which Mr. Klaus joined the Company as President and Chief Executive Officer in 1996.

The receipt of such benefits by Mr. Klaus pursuant to the Prior Agreement was subject to Mr. Klaus signing and not revoking a separation agreement and release of claims in a form reasonably acceptable to the Company, and agreeing to not knowingly disparage, criticize, or otherwise make any derogatory statements regarding the Company, its directors, or its officers.

Chief Financial Officer, Michael Pietrini

On April 15, 2009, the Company, following approval by the Board of Directors, entered into a Management Retention Agreement (the “Pietrini Retention Agreement”) with Michael Pietrini in connection with his appointment as of April 15, 2009 as the Company’s Chief Financial Officer and executive vice-president of finance and administration. On July 29, 2010, the Company and Mr. Pietrini amended the Pietrini Retention Agreement to grant Mr. Pietrini a right to reimbursement for loss on sale of Mr. Pietrini’s Orange County, California, residence following his termination of employment in certain circumstances. Pursuant to the Pietrini Retention Agreement, effective April 15, 2009 (the “Effective Date”), as amended July 29, 2010, Mr. Pietrini is entitled to receive the following benefits for the duration of his employment in such role:

•	salary at an annualized rate of $340,000 (the “Base Salary”), paid in accordance with the Company’s normal payroll practices and subject to the usual, required withholdings;

•

annual cash bonus payments under the Company’s cash bonus plan for executive officers, with a target bonus of 50% of Base Salary, subject to the terms of the performance plan agreed to between Mr. Pietrini and the Board of Directors;

•

thirty nine thousand (39,000) shares of restricted Company common stock, allocated equally to each of the 2009 and 2010 fiscal years, subject to the terms of the Company’s applicable stock incentive plan and the restricted stock agreement by and between Mr. Pietrini and the Company. The Company’s right to repurchase the restricted stock shall lapse based on achievement of applicable Company performance goals during 2009 and 2010 as determined in accordance with the terms of the Company’s Performance Based Restricted Stock Program and approved by the Company’s Compensation Committee and subject to the Mr. Pietrini’s continued service to the Company through the 2009 and 2010 performance periods;

•

one hundred thousand (100,000) shares of restricted Company common stock, subject to the terms of the Company’s applicable stock incentive plan and the restricted stock agreement by and between Mr. Pietrini and the Company. The Company’s right to repurchase the restricted stock lapsed as to 25% of such grant on December 31, 2009, and shall lapse as to 25% of such grant on December 31, 2010 and the remaining 50% of such grant on a quarterly basis over the next eight (8) quarters ending December 31, 2012, subject to Mr. Pietrini’s continued service to the Company through each such vesting date;

•

up to a maximum reimbursement of $50,000 for Mr. Pietrini’s actual reasonable expenses incurred in moving and relocating his family and household to Southern California from Minnesota, including the provision of a gross-up for any taxes incurred by Mr. Pietrini on any taxable relocation funds paid to him by the Company under the Pietrini Retention Agreement and such reimbursements are subject to repayment in the event that Mr. Pietrini voluntarily terminates his position as the Company’s Chief Financial Officer before the end of the one (1) year period following the Effective Date;

•	up to a maximum reimbursement of $35,000 for initial country club membership fees, subject to Mr. Pietrini’s continued service to the Company through the date such membership fees are incurred; and

•	participation in the Company’s health plan, including the Exec-U-Care plan, and in other Company benefit programs that other executive officers participate in.

In the event of Mr. Pietrini’s Involuntary Termination (as defined in the Pietrini Retention Agreement) other than in connection with a Change of Control (as defined in the Pietrini Retention Agreement), Mr. Pietrini shall be entitled to the following benefits, subject to the execution of a separation agreement and release of claims in a form reasonably acceptable to the Company and compliance with Section 409A of the Internal Revenue Code:

•	nine (9) months of Mr. Pietrini’s Base Salary as in effect as of the date of the Involuntary Termination, to be paid periodically in accordance with the Company’s normal payroll policies;

•

an amount equal to one (1) week of Mr. Pietrini’s Base Salary as in effect as of the date of the Involuntary Termination for each full year of Mr. Pietrini’s employment with the Company as measured from his initial hire date with the Company up to an amount equal to three (3) months of Mr. Pietrini’s Base Salary as in effect as of the date of the Involuntary Termination, to be paid periodically in accordance with the Company’s normal payroll practices;

•

an amount equal to a percentage of Mr. Pietrini’s on target annual bonus based on Mr. Pietrini’s bonus plan in effect at the time of such Involuntary Termination where such percentage is equal to the total number of weeks of severance granted to Mr. Pietrini under the two bullet points above (with the maximum being 52 weeks) divided by 52 weeks per year; and

•

Mr. Pietrini will have the right to continue his group health insurance (medical, dental and vision) under COBRA for the same total number of weeks following such Involuntary Termination as he is receiving severance under the first two bullet points above (with the maximum being 52 weeks), and the Company will reimburse Mr. Pietrini or pay directly for the actual COBRA premiums for which Mr. Pietrini is responsible during such period.

In the event of Mr. Pietrini’s Involuntary Termination within twelve (12) months following a Change of Control, Mr. Pietrini shall be entitled to the following benefits, subject to the execution of a separation agreement and release of claims in a form reasonably acceptable to the Company and compliance with Section 409A of the Internal Revenue Code:

•

an amount equal to twelve (12) months of Mr. Pietrini’s Base Salary as in effect as of the date of the Involuntary Termination, to be paid periodically in accordance with the Company’s normal payroll policies;

•	an amount equal to 100% of Mr. Pietrini’s target annual bonus as calculated from Mr. Pietrini’s bonus plan in effect at the time of the Involuntary Termination;

•

the right to reimbursement for a loss incurred by Mr. Pietrini on the sale of his Orange County residence in the event he chooses to relocate his residence from Orange County, providing such sale enters escrow within the two year period beginning July 1, 2010; and

•

Mr. Pietrini will have the right to continue his group health insurance (medical, dental and vision) under COBRA for the twelve (12) month period following such Involuntary Termination, and the Company will reimburse Mr. Pietrini or pay directly for the actual COBRA premiums for which Mr. Pietrini is responsible during such period.

Upon the occurrence of Mr. Pietrini’s Involuntary Termination, regardless of whether or not such Involuntary Termination occurs within twelve (12) months following a Change of Control, and if following such Involuntary Termination Mr. Pietrini chooses to relocate his residence and family back to Minnesota from Southern California, the Company will reimburse Mr. Pietrini for his actual reasonable moving expenses incurred in moving and relocating his family and household to Minnesota from Southern California up to a total of $25,000. The Company will provide Mr. Pietrini a gross-up for any taxes incurred by him on any taxable relocation funds paid to him by the Company under the Pietrini Retention Agreement.

In the event that the severance and other benefits provided for in the Pietrini Retention Agreement constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Pietrini shall receive (i) a payment from the Company sufficient to pay such excise tax, and (ii) an additional payment from the Company sufficient to pay the excise tax and federal and state income taxes arising from the payments made by the Company to Mr. Pietrini.

As defined in the Pietrini Retention Agreement,

“Cause” means (i) any act of personal dishonesty taken by Mr. Pietrini in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment of Mr. Pietrini; (ii) Mr. Pietrini’s conviction of a felony which the Board reasonably believes has had or will have a material detrimental effect on the Company’s reputation or business; (iii) a willful act by Mr. Pietrini which constitutes gross misconduct and is materially injurious to the Company; or (iv) continued willful violations by Mr. Pietrini of his obligations to the Company after there has been delivered to him a written demand for performance from the Company which describes the basis for the Company’s belief that he has not substantially performed his duties and after he has been given at least 10 business days in which to cure the circumstances identified in such written demand.

“Change of Control” means the occurrence of any of the following (i) the sale, lease, conveyance or other disposition of all or substantially all of the Company’s assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert; (ii) any transaction or series of transactions that results in, or that is in connection with, any person, entity or group acting in concert (other than existing affiliates of the Company), acquiring “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of such percentage of the aggregate voting power of all classes of voting equity stock of the Company as shall exceed fifty percent (50%) of such aggregate voting power; (iii) a merger or consolidation in which the Company is not the surviving entity, except for a transaction, the principal purpose of which is to change the state in which the Company is incorporated; (iv) any reverse merger in which the Company is a surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such reverse merger; or (v) a liquidation of the Company.

“Disability” means Mr. Pietrini’s inability due to any physical or mental condition to perform a substantial portion of his employment duties to the Company for twenty-four (24) or more consecutive weeks.

“Involuntary Termination” means Mr. Pietrini’s termination of employment as a result of the occurrence of any of the following without Mr. Pietrini’s express written consent, (i) a significant reduction of Mr. Pietrini’s duties, position or responsibilities relative to his CFO duties, position or responsibilities in effect immediately prior to such reduction, or the removal of Mr. Pietrini from such position, duties and responsibilities, unless he is provided with comparable duties, position and responsibilities; (ii) a reduction by the Company of Mr. Pietrini’s CFO base salary as in effect immediately prior to such reduction unless such reduction is made pursuant to and proportionately with any Company policy applicable to similarly-situated Company executives; (iii) the relocation of Mr. Pietrini to a facility or a location more than one hundred (100) miles from the Company’s current Irvine, California location; (iv) any purported termination of Mr. Pietrini’s CFO title by the Company which is not effected for Cause or for which the grounds relied upon are not valid; (v) Mr. Pietrini’s death or Disability; or (vi) the failure of the Company to obtain the assumption of the Pietrini Retention Agreement by any successors contemplated in the Pietrini Retention Agreement.

Principal Accounting Officer and Senior Vice-President, Russell Clark

Mr. Clark does not have an Employment Agreement with the Company.

Additional Potential Payments Upon Termination or a Change of Control

The severance benefits to which Messrs. Klaus and Pietrini are entitled upon the occurrence of an Involuntary Termination, whether independent of or in connection with a Change of Control, are defined in their Management Retention Agreements, as described above.

The Company has a Severance and Change in Control policy (the “Severance Policy”) which applies to the Company’s executive officers (other than the current President and Chief Executive Officer, Mr. Klaus, and the current Chief Financial Officer and executive vice-president of finance and administration, Mr. Pietrini) and other company officers. Under the terms of the Severance Policy, the Company’s one other named executive officer, namely Mr. Clark, is entitled to the following severance benefits:

In the event of an Involuntary termination by the Company within twelve (12) months following a Change of Control (as defined below), the executive is entitled to the following benefits:

•	nine (9) months of the executive’s base salary as in effect as of the last regularly scheduled payroll period immediately preceding the executive’s termination of employment;

•	75% of the executive’s target annual bonus as calculated from the executive’s bonus plan in effect at the time of the executive’s termination of employment; and

•	nine (9) months of Company-paid COBRA.

In the event of an Involuntary Termination by the Company, which Involuntary Termination does not occur within twelve months following a Change of Control, then the Executive Employee will receive the following benefits only:

•	An amount equal to six (6) months of the executive’s pay as in effect as of the date of the Involuntary Termination, to be paid periodically in accordance with the Company’s normal payroll policies;

•

An additional amount equal to one (1) week of executive’s pay as in effect as of the date of the Involuntary Termination for each full Year of executive’s employment with the Company as measured from their initial hire date with the Company to be paid periodically in accordance with the Company’s normal payroll policies; provided however that the total severance herein herein shall not exceed an amount equal to twelve (12) months of executive’s pay as in effect as of the date of the Involuntary Termination;

•

For the same total number of weeks following such Involuntary Termination as executive is receiving severance herein (with the maximum being 52 weeks), the executive will have the right to continue their group health insurance (medical, dental, and vision) under COBRA and the Company will reimburse Executive or pay directly for the actual COBRA premiums for which executive is responsible during such period. Thus, the maximum amount of COBRA reimbursement to be received by Eligible Employee hereunder is 12 months.

The severance benefits described above will be paid by the Company in a single lump sum within thirty (30) days following the employment termination date or date of Constructive Termination; provided, however, that the COBRA benefits will be paid on a monthly basis.

As defined in the severance policy,

“Change of Control” means the occurrence of any of the following (i) the sale, lease, conveyance or other disposition of all or substantially all of the Company’s assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert, (ii) any transaction or series of transactions that results in, or that is in connection with, any person, entity or group acting in concert (other than existing affiliates of the Company), acquiring “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of such percentage of the aggregate voting power of all classes of voting equity stock of the Company as shall exceed fifty percent (50%) of such aggregate voting power, (iii) a merger or consolidation in which the Company is not the surviving entity, except for a transaction, the principal purpose of which is to change the state in which the Company is incorporated or (iv) any reverse merger in which the Company is a surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such reverse merger or (v) a liquidation of the Company.

“Constructive Termination” means the executive’s termination of employment within ninety (90) days following the end of the Cure Period (as defined below) as a result of the occurrence of any of the following without the express written consent of the executive: (i) the relocation of the executive to a facility or location more than fifty (50) miles from the executive’s present location; (ii) a material adverse reduction of the executive’s duties, authorities or responsibilities; or (iii) a reduction of more than twenty-five percent (25%) of the executive’s base compensation; provided, however, that the executive must provide written notice to the Company of the condition that could constitute a “Constructive Termination” event within ninety (90) days of the initial existence of such condition and the Company must not have corrected such condition to the reasonable satisfaction of the executive within thirty (30) days (the “Cure Period”) following written notice to the Company.

DIRECTOR COMPENSATION

2010 Director Compensation Table(1)

Name	Fees Earned or Paid in Cash ($) (2)		Option Awards ($) (3)	Stock Awards ($) (4)		Total ($)
Robert H. Smith (5)	126,000		—	120,000		246,000
Michael Kelly (5)	114,000		—	120,000		234,000
Michael Hackworth (5)	106,000		—	120,000		226,000
John M. Dillon (5)	82,000		—	120,000		202,000
Richard H. Pickup	253,938	(6)	—	—	(6)	253,938
W. Douglas Hajjar (7)	74,000		—	148,200		222,200
James T. Richardson (8)	39,000		—	120,000		159,000

(1)	L. George Klaus, the Company’s Chairman, President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no additional compensation for his service as a director. Mr. Klaus’ compensation as an employee is listed in the Summary Compensation Table.
(2)	This column includes annual retainer, committee chair fees (as applicable) and board and committee meeting fees, as described below.
(3)	This column shows the aggregate grant date fair value of these option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718. The assumptions used to calculate the numbers in this column are set forth under Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2010 filed with the SEC on March 14, 2011.

(4)	This column shows the aggregate grant date fair value of these stock awards computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the numbers in this column are set forth under Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2010 filed with the SEC on March 14, 2011.
(5)	On February 9, 2010 Messrs. Kelly, Hackworth, Smith, Dillon and Richardson, each received a grant of 16,194 shares of stock in connection with their continuing service as directors for 2010. Each such grant vested on the grant date and had a FASB ASC Topic 718 grant date fair value of $120,000. At December 31, 2010, the aggregate number of option awards and restricted stock awards outstanding was as follows: Mr. Smith — 22,500 shares subject to options and zero shares of restricted stock subject to a lapsing right of repurchase by the Company; Mr. Kelly — 35,000 shares subject to options and zero shares of restricted stock subject to a lapsing right of repurchase by the Company; Mr. Richardson — zero shares subject to options and zero shares of restricted stock subject to a lapsing right of repurchase by the Company; Mr. Hackworth — zero shares subject to options and zero shares of restricted stock subject to a lapsing right of repurchase by the Company; Mr. Dillon — zero shares subject to options and zero shares of restricted stock subject to a lapsing right of repurchase by the Company.
(6)	On February 24, 2009, Mr. Pickup joined the Epicor Board of Directors, but elected to forego receiving the grant of 20,000 shares of restricted stock usually granted in connection with such appointment. Subsequently, the Board agreed that in lieu of such grant of shares, Mr. Pickup, who already claimed beneficial ownership of over 3 million shares of Company stock, could receive cash in lieu of such shares. Such cash payments were made to Mr. Pickup based on the normal vesting schedule of the 20,000 restricted share grant, namely he received the cash fair market value of the 5,000 shares vesting on the grant date and the cash fair market value of the 1,875 shares vesting each subsequent quarter for the next 8 quarters, including the 4 quarters of 2010. During 2010, Mr. Pickup earned $63,938 in lieu of receiving such shares. Additionally, on February 9, 2010 Mr. Pickup also received $120,000 as the cash fair market value of the 16,194 shares of stock received by the independent directors in connection with his continuing service as a director for 2010 (see note 5 above). At December 31, 2010, the aggregate number of option awards and restricted stock awards outstanding for Mr. Pickup was zero shares subject to options and zero shares of restricted stock subject to a lapsing right of repurchase by the Company.
(7)	On February 9, 2010, Mr. Hajjar joined the Epicor Board of Directors and received a grant of 20,000 shares of restricted stock in connection with such appointment for 2010. Such grant of restricted shares vested 5,000 shares on the grant date and 1,875 shares for each subsequent quarter such that the entire grant shall fully vest in 2 years. The grant had a FASB ASC Topic 718 grant date fair value of $148,200. At December 31, 2010, the aggregate number of option awards and restricted stock awards outstanding for Mr. Hajjar was zero shares subject to options and 9,375 shares of restricted stock subject to a lapsing right of repurchase by the Company.
(8)	Mr. Richardson did not stand for reelection to the Board in 2010 and thus ended his tenure on the Board on May 28, 2010.

In 2010, the Board of Directors of the Company, as recommended by the Nominating and Governance Committee, approved the Company paying each non-employee director of the Company the following Cash and Equity compensation:

Director Cash Compensation

In 2010, the Company paid to each independent director a $50,000 annual retainer fee and a $2,000 fee for physical attendance at a board meeting. The board meeting fee was $1,000 if attendance was via phone. Non-employee members of the Audit Committee, Nominating and Governance Committee and Compensation Committee were not paid any fees for attending individual committee meetings, but did receive yearly retainer fees of $12,000, $8,000 and $8,000, respectively for fulfilling such roles. Such retainers, including the $50,000 annual retainer, were paid out quarterly in advance. Additionally, the chairpersons of the Audit Committee, Nominating and Governance Committee and Compensation Committee received yearly retainer fees of $24,000, $16,000 and $16,000, respectively for fulfilling such roles and such retainers were paid out quarterly in advance. The Lead Independent Director, Robert Smith, also received an annual retainer fee of $20,000 for fulfilling such role, which was paid out quarterly in advance.

Director Equity Compensation

Initial Director Grants With respect to director equity compensation in 2010, the Board of Directors approved each newly appointed director receiving 20,000 shares of restricted stock. Mr. Hajjar was the only non-employee directors of the Company who commenced service on the Board of Directors in 2010. The 20,000 share initial commencement grant vested as to 5,000 on the day of the grant and the remaining 15,000 shares began vesting quarterly thereafter in equal 1,875 share blocks such that they are fully vested within two years of the grant.

Continuing Director Grants Each continuing director of the Board of Directors in 2010 received an additional grant of restricted shares of stock for their continuing service. Such grant was made in the number of restricted shares necessary to equal a total market value of $120,000 using the closing price of the Company Stock as of the February 9, 2010 date of the grant. On February 9, 2010, the stock closing price was $7.41 per share resulting in a grant of 16,194 shares of restricted Company stock to each of Messrs. Kelly, Hackworth, Richardson, Dillon and Smith. Each such director was deemed to have paid through services rendered the par value of $0.001 for each share of restricted stock granted. The 2010 grant to existing continuing directors vested on the February 9, 2010 grant date.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, no member of the Compensation Committee was an officer or employee of Epicor, and no member of the Compensation Committee has been at any time in the past an officer of Epicor. During fiscal year 2010, no member of the Compensation Committee or executive officer of Epicor served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 4, 2011 regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by management to be the beneficial owner of more than 5% of any class of the Company’s capital stock (based upon reports filed by such persons with the Securities and Exchange Commission), (ii) each director of the Company, (iii) each of the persons named in the Summary Compensation Table and (iv) all current directors and executive officers of the Company as a group:

	Common Stock
Name and Address of Beneficial Owner (†) (+)	Amount and Nature of Beneficial Ownership		Percentage of Class**
Elliott Associates, L.P. Elliott International, L.P. Elliott International Capital Advisors, Inc 551 Fifth Avenue New York, NY 10176	8,549,445	(1)	13.3%

	Common Stock
Name and Address of Beneficial Owner (†) (+)	Amount and Nature of Beneficial Ownership		Percentage of Class**
FMR LLC Edward C. Johnson 3d Fidelity Management & Research Company Pyramis Global Advisors, LLC Pyramis Global Advisors Trust Company 82 Devonshire Street Boston, MA 02109	6,041,068	(2)	9.4%
Todd Martin Pickup Vintage Trust II Vintage Trust Pickup Grandchildren’s Trust Plus Four Equity Partners, L.P. Pickup Living Trust 2532 Dupont Drive, Irvine, CA 92612	5,699,400	(3)	8.9%
L. George Klaus	4,186,236	(4)	6.5%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	3,882,948	(5)	6.1%
Richard H. Pickup Pickup Family Trust Gamebusters Inc TB Fund, LLC Carole Pickup Dito Caree, LP Dito Devcar, LP Pickup CRUT I Pickup CRUT II Dito Devcar Foundation 2321 Alcova Ridge Dr. Las Vegas, NV 89134	3,606,057	(6)	5.6%
Robert H. Smith	351,010	(7)	*
Michael Kelly	144,201	(8)	*
Michael L. Hackworth	95,701		*
John M. Dillon	46,804		*
W. Douglas Hajjar	30,610	(9)	*
Russell C. Clark	147,359	(10)	*
Michael Pietrini	347,844	(11)	*
All current directors and officers as a group (9 persons)	8,596,541	(12)	13.3%

*	Less than 1%
**	Based on 64,166,065 shares of Epicor Common Stock outstanding as of April 4, 2011, which excludes 3,045,513shares of Common Stock held by the Company as treasury stock.
†	Unless otherwise indicated, the address for each beneficial owner listed in this table is c/o Epicor Software Corporation, 18200 Von Karman Avenue, Suite 1000, Irvine, CA 92612.

+	Unless otherwise indicated, the person named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable
(1)	This Information is based solely upon a Schedule 13D filed on April 5, 2011. Elliott Associates, L.P. and its wholly-owned subsidiaries (“Elliott”) beneficially owns 3,419,779 shares of Common Stock. Elliott owns 1,677,839 of its 3,419,779 shares of Common Stock through The Liverpool Limited Partnership, a wholly-owned subsidiary of Elliott. Elliott International, L.P. and Elliott International Capital Advisers Inc. beneficially own an aggregate of 5,129,666 shares of Common Stock. Shares listed do not include Elliott’s holdings of Company’s 2.375% Convertible Notes due May 15, 2027, as reported on the Schedule 13D as such holdings are non-voting and are not convertible to common stock within sixty (60) days following the Record Date.
(2)	This Information is based solely upon a Schedule 13G filed on February 14, 2011. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner and reports sole voting power with respect to 4,604,728 shares (the “Fidelity Funds Shares”). Edward C. Johnson 3d and FMR LLC reports sole dispositive power with respect to the Fidelity Funds Shares. FMR LLC, through its control of Pyramis Global Advisors, LLC, reports sole voting and dispositive power with respect to 105,250 shares. Edward C. Johnson 3d and FMR LLC, through its control over Pyramis Global Advisors Trust Company, reports sole voting power with respect to 1,445,110 shares and sole voting power with respect to 1,691,090 shares. Each of the foregoing disclaims beneficial ownership of these Shares except to the extent of their pecuniary interest therein.
(3)	This Information is based solely upon a Schedule 13D filed on February 14, 2011. Includes (i) 100,000 shares owned directly by Todd M. Pickup, (ii) 39,000 shares owned directly by Pickup Grandchildren’s Trust, (iii) 25,000 shares owned directly by Pickup Living Trust, and 5,200,000 shares owned directly by Vintage Trust II, over all of which shares Todd M. Pickup has sole investment and voting power. Also includes (i) 10,400 shares owned directly by Vintage Trust and (ii) 325,000 shares owned directly by Four Equity Partners, L.P., over all of which shares Todd M. Pickup shares investment and voting power.
(4)	This Information is based solely upon a Schedule 13D filed on April 5, 2011. Includes (i) 372,000 shares subject to stock options which were exercisable as of April 4, 2011 or within sixty (60) days thereof, (ii) 715,751 shares of restricted common stock which is subject to a lapsing right of repurchase by the Company upon the achievement of certain milestones and dates, and (iii) 381,781 shares of common stock beneficially owned by Mr. Klaus’ spouse. Mr. Klaus disclaims beneficial ownership of 381,781 shares beneficially owned by Mr. Klaus’ spouse.
(5)	This Information is based solely upon a Schedule 13G filed on February 4, 2011. Includes shares held by the following subsidiaries of BlackRock, Inc.: BlackRock Japan Co. Ltd.; BlackRock Institutional Trust Company, N.A.; BlackRock Fund Advisors; BlackRock Asset Management Australia Limited; BlackRock Advisors, LLC; BlackRock investment Management, LLC; BlackRock Asset Management Ireland Limited; and BlackRock International Limited.
(6)	This Information is based solely upon a Schedule 13D filed on April 5, 2011. Includes (i) 70,000 shares owned directly by Richard H. Pickup and (ii) 502,300 shares owned directly by Pickup Family Trust, and 400,000 shares owned directly by TB Fund, LLC, over all of which shares Richard H. Pickup has sole investment and voting power. Also consists of (i) 900 shares owned directly by Gamebusters Inc., 1,350,000 shares owned directly by Dito Caree LP, 885,000 shares owned directly by Dito Devcar LP, 182,257 shares owned directly by Pickup CRUT II, 95,600 shares owned directly by Pickup CRUT I and 20,000 shares owned directly by Dito Devcar Foundation, over all of which shares Richard H. Pickup shares investment and voting power, and (ii) 100,000 shares owned by Carole Pickup, Richard H. Pickup’s spouse, over which Richard H. Pickup is deemed to have shared investment and voting power. Richard H. Pickup disclaims beneficial ownership of the shares owned by his spouse.
(7)	Shares listed do not include Mr. Smith’s holdings of Company’s 2.375% Convertible Senior Notes due May 15, 2027, as reported on Mr. Smith’s Form 4 filed March 2, 2009, as such holdings are nonvoting and are not convertible to common stock within sixty (60) days following the Record Date.

(8)	Includes 35,000 shares of restricted stock that are subject to lapsing right of forfeiture.
(9)	Includes 7,500 shares of restricted stock that are subject to lapsing right of forfeiture
(10)	Includes 86,058 shares of restricted stock that are subject to lapsing right of forfeiture
(11)	Includes181,946 shares of restricted stock that are subject to lapsing right of forfeiture and stock options to purchase 48,000 shares of common stock exercisable as of April 4, 2011 or within 60 days thereof.
(12)	Includes 991,255 shares of restricted stock beneficially owned by the current directors and executive officers that are subject to lapsing right of forfeiture and stock options to purchase 477,500 shares of common stock exercisable as of April 4, 2011 or within 60 days thereof.

Equity Compensation Plan Information and Equity Award Guidelines

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

Securities Authorized for Issuance under Equity Compensation Plans

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

1993 Nonqualified Stock Option Plan

In July 1993, the Board of Directors approved the 1993 Nonqualified Stock Option Plan (the 1993 Plan). The 1993 Plan provides for the grant of nonqualified stock options to officers and other key employees, consultants, business associates and others with important business relationships with us at not less than the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1993 Plan may be exercised. The 1993 Plan provides that vested options may be exercised for 3 months after termination of employment other than due to death or disability and for 1 year after termination of employment as a result of death or disability. The 1993 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1993 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made in writing in connection with the transaction for options to be assumed or substituted for by the successor corporation. There are 42,065 shares of common stock reserved under the 1993 Plan and no more options may be granted under the 1993 Plan.

1996 Nonqualified Stock Option Plan

In February 1996, the Board of Directors approved the 1996 Nonqualified Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of nonqualified stock options to non-executive officers and other key employees, consultants, business associates and others with important business relationships with us at no less than the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1996 Plan may be exercised. The 1996 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1996 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) or may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 30,700 shares of common stock reserved under the 1996 Plan and no more options may be granted under the 1996 Plan.

1997 Nonqualified Stock Option Plan

In July 1997, the Board of Directors approved the 1997 Nonqualified Stock Option Plan (the 1997 Plan). The 1997 Plan provides for the grant of nonqualified stock options to employees, consultants, business associates and others with important business relationships with us at not less than the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1997 Plan may be exercised. The 1997 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under

“cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1997 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) or may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 26,875 shares of common stock reserved under the 1997 Plan and no more options may be granted under the 1997 Plan.

1998 Nonqualified Stock Option Plan

In April 1998, the Board of Directors approved the 1998 Nonqualified Stock Option Plan (the 1998 Plan). The Board of Directors subsequently amended the 1998 Plan in July 1998 to increase the number of authorized shares. The 1998 Plan provides for the grant of nonqualified stock options to officers and employees, members of our Board of Directors, consultants, business associates and others with important business relationships with us at not less than the fair market value of our common stock as of the date of grant. The plan administrator determines, on a grant-by-grant basis, when options granted under the 1998 Plan may be exercised. The 1998 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event of our change of control (including our merger with or into another corporation, or our sale of substantially all of our assets), the 1998 Plan provides that each optionee may exercise his or her option with respect to any or all of the shares subject to the option (including shares that were unvested prior to the change of control) or may, depending on the nature of the change of control, exchange the option for a cash payment determined by multiplying the number of vested shares by the excess of any per share merger consideration over the per share exercise price. There are 74,525 shares of common stock reserved under the 1998 Plan and no more options may be granted under the 1998 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board of Directors Meetings and Committees

The Board of Directors held eight (8) meetings during fiscal year 2010. Each director attended or participated telephonically in 75% or more of the aggregate of (i) the total number of the meetings of the Board of Directors (held during the period for which such director was a director) and (ii) the total number of meetings of all committees on which such director served (held during the period for which such director served as a committee member) during fiscal year 2010.

Board Independence

The Board of Directors has determined that each of its current directors, including all nominee directors, has no material relationship with Epicor and is independent within the meaning of the Nasdaq Listing Rules except for the Company’s Chairman, President and Chief Executive Officer.

Committees of the Board of Directors

The Board of Directors has Audit, Nominating and Corporate Governance, and Compensation Committees. Each of these committees has adopted a written charter. All members of the committees are appointed by the Board of Directors and all members of each committee are non-employee directors. The following describes each committee and its function, its current membership and the number of meetings held during fiscal year 2010.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Except for the transactions described below, there was not during fiscal year 2010 nor is there currently proposed, any transaction or series of similar transactions to which Epicor was or is to be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

It is the policy of the Company’s Board of Directors that all Related Person Transactions, as that term is defined in the Company’s Related Person Transaction Policy, shall be subject to approval or ratification in accordance with the procedures set forth in such policy. Pursuant to the policy, the Audit Committee reviews the material facts of all Related Person Transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the Related Person Transaction, subject to the exceptions described below. In determining whether to approve a Related Person Transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

Other Related Person Transactions

Mr. Klaus, the Company’s Chairman, President and Chief Executive Officer beginning January 16, 2009 and continuing to the present, is married to one of the Company’s executive vice presidents. Mr. Klaus’ spouse is not an “executive officer” of the Company. Following Mr. Klaus reappointment as CEO, she as an executive vice president reports directly on an operational basis to Mr. Klaus. However, following a thorough board review of the relationship, the Board determined that, so long as Mr. Klaus and his spouse remain employed by the Company, any and all employment and compensation matters relating to her are subject to review and approval by the Chair of the Audit Committee or the entire Compensation Committee of the Board. Mr. Klaus’ spouse is currently compensated at a level that the Company and the Board, as confirmed by the Audit Committee’s independent compensation consultant Meyercord, believes is comparable to other employees in similar positions of responsibility at the Company.

Agreements with Directors and Executive Officers

We have entered into indemnification agreements with each of our directors and executive officers. These agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted under Delaware law. S

We have also entered into employment and change of control agreements with our executive officers as more fully described under the “Employment and Severance Agreements” section of this Annual Report on 10-K, as amended.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed By McGladrey & Pullen, LLP During Last Two Fiscal Years

The following tables set forth the approximate aggregate fees billed to Epicor during fiscal years 2010 and 2009 by M&P:

McGladrey & Pullen, LLP	2009	2010
Audit Fees (1)	$2,427,645	$1,977,650
Audit-Related Fees (2)	—	120,000
Tax Fees (3)	32,632	294,916
All Other Fees	—	—

Total Fees	$2,460,277	$2,392,566

(1)	Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, including all fees related to review of internal controls and compliance pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and statutory audits required by non-U.S. jurisdictions.
(2)	Audit-Related Fees: This category consists of assurance and related services by M&P that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees: This Category consists of fees for professional services rendered by M&P for tax compliance including tax return preparation as well as any fees associated with tax planning.

Audit Committee Pre-Approval Policy

The Audit Committee has established a policy governing our use of our independent auditors M&P for non-audit services. Under the policy, management may use the independent auditors for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In fiscal 2010 and fiscal 2009, all fees identified above under the captions “Audit-Related Fees”, “Tax Fees” and “All Other Fees” that were billed by M&P were approved by the Audit Committee pursuant to the Company’s pre-approval policies and procedures established by the Audit Committee.

The Audit Committee has determined the rendering of other professional services for tax compliance and tax advice by M&P is compatible with maintaining their independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

(3)	Exhibits

Except as set forth below, the required exhibits are included in the Original Filing.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Irvine, State of California, on April 28, 2011.

EPICOR SOFTWARE CORPORATION

By:	/s/ L. George Klaus
L. George Klaus
Chairman, President and Chief Executive Officer
(Principal Executive Officer)